Form 10-Q
period 1998-06-30
ECLIPSYS CORP
filed 1998-09-21
CIK 1034088

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                         COMMISSION FILE NUMBER: 000-24539

                              ECLIPSYS CORPORATION
             (Exact name of registrant as specified in its charter)

      DELAWARE                                  65-0632092
      (State of Incorporation)                  (IRS Employer Identification
                                                Number)

                            777 East Atlantic Avenue
                                    Suite 200
                              Delray Beach, Florida
                                      33483
                    (Address of principal executive offices)

                                 (561)-243-1440
                        (Telephone number of registrant)









      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject
      to such filing for the past 90 days. Yes      No   X
                                              -----    -----

      Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                    Class                              Shares outstanding as of August 31, 1998
                    -----                              ----------------------------------------

      Common Stock, $.01 par value                            19,391,675
      Non-voting Common Stock, $.01 par value                    896,431

                              ECLIPSYS CORPORATION

                                    FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 1998

                                      INDEX

      PART I.     Financial Information

      Item 1. Condensed Consolidated Balance Sheets - June 30, 1998 (unaudited) and December 31, 1997

                  Condensed Consolidated Statements of Operations - For the Three and Six Months ended June 30, 1998 and 1997 (unaudited)

                  Condensed Consolidated Statements of Cash Flows - For the Six Months ended June 30, 1998 and 1997 (unaudited)

                  Notes to Condensed Consolidated Financial Statements

      Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


      PART II.    Other Information

      Item 2.     Changes in Securities

      Item 4.     Submission of Matters to a Vote of Security Holders

      Item 6.     Exhibits and Reports on Form 8-K

PART 1.
ITEM 1.
                            ECLISPSYS CORPORATION
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                  AS OF JUNE 30, 1998 AND DECEMBER 31, 1997
                               (IN THOUSANDS)


                                                         (UNAUDITED)
 ASSETS                                                 JUNE 30, 1998    DECEMBER 31, 1997
                                                        -------------    -----------------
 Current Assets
 Cash                                                       $   2,778            $   4,786
 Accounts receivable                                           39,582               30,969
 Inventory                                                        610                  866
 Other current assets                                           8,578                1,114
                                                            ---------            ---------
 TOTAL CURRENT ASSETS                                          51,548               37,735

 Fixed Assets, net                                             12,078                9,517
 Capitalized software development costs                         3,402                1,591
 Acquired technology, net                                      22,341               25,802
 Intangible assets, net                                        16,824               28,288
 Other assets                                                   9,524                3,832

                                                            ---------            ---------
 TOTAL ASSETS                                               $ 115,717            $ 106,765
                                                            =========            =========

 LIABILITIES AND SHAREHOLDERS' DEFICIT
 Current Liabilities
 Deferred revenue                                           $  37,503            $  25,295
 Current portion of long-term debt                              3,794               12,794
 Other current liabilities                                     32,810               31,150
                                                            ---------            ---------
 TOTAL CURRENT LIABILITIES                                     74,107               69,239

 Deferred revenue                                               7,586                6,966
 Long-term debt                                                17,000                3,794
 Other long-term liabilities                                    3,765                9,480

 Mandatorily redeemable preferred stock                        30,356               35,607

 Shareholders' deficit
 Preferred stock                                                  104                   95
 Common stock                                                      53                   42
 Unearned stock compensation                                     (214)                (250)
 Additional-paid-in-capital                                   131,757              115,777
 Cumulative foreign currency translation adjustment                38                   28
 Retained deficit                                            (148,835)            (134,013)
                                                            ---------            ---------
 TOTAL SHAREHOLDERS' DEFICIT                                  (17,097)             (18,321)


                                                            ---------            ---------
 TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                $ 115,717            $ 106,765
                                                            =========            =========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS

                              ECLIPSYS CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THREE AND THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
               (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)
                                     (UNAUDITED)

                                                             THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                  JUNE 30,                    JUNE 30,
                                                          ----------------------    -----------------------------
REVENUES                                                    1998          1997           1998            1997
                                                            ----          ----           ----            ----
Systems and services                                     $   29,125   $   23,523     $   56,089        $   40,546

Hardware                                                      3,164          744          5,494             1,366
                                                         -----------------------     ----------------------------
TOTAL REVENUES                                               32,289       24,267         61,583            41,912
                                                         -----------------------     ----------------------------

COSTS AND EXPENSES
Cost of systems and services revenues                        17,761       19,970         34,404            36,834
Cost of hardware revenue                                      2,718          491          4,695               993
Marketing and sales                                           4,693        3,204          8,904             6,332
Research and development                                      6,311        3,329         12,423             8,027
General and administration                                    1,276        1,413          2,891             2,197
Depreciation and amortization                                 2,523        2,420          5,391             4,708
Nonrecurring charges                                              -        6,988          7,193            99,189
                                                         -----------------------     ----------------------------
TOTAL COSTS AND EXPENSES                                     35,282       37,815         75,901           158,280
                                                         -----------------------     ----------------------------
                                                         -----------------------     ----------------------------
LOSS FROM OPERATIONS                                         (2,993)     (13,548)       (14,318)         (116,368)
                                                         -----------------------     ----------------------------

Interest expense, net                                           219          222            504               333

                                                         -----------------------     ----------------------------
NET LOSS                                                     (3,212)     (13,770)       (14,822)         (116,701)
                                                         -----------------------     ----------------------------

 DIVIDENDS AND ACCRETION OF MANDATORILY
 REDEEMABLE PREFERRED STOCK                                  (1,178)      (1,568)        (2,513)           (2,586)

 PREFERRED STOCK CONVERSION                                       -            -              -            (3,105)
                                                         -----------------------     ----------------------------

 NET LOSS AVAILABLE TO COMMON SHAREHOLDERS               $   (4,390)  $  (15,338)    $  (17,335)       $ (122,392)
                                                         -----------------------     ----------------------------

 BASIC AND DILUTED NET LOSS PER SHARE                    $    (0.89)  $    (4.70)    $    (3.66)       $   (37.56)
                                                         -----------------------     ----------------------------

 WEIGHTED AVERAGE COMMON STOCK OUTSTANDING                4,937,086    3,261,053      4,732,602         3,258,553
                                                         -----------------------     ----------------------------



   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS

                                ECLIPSYS CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (IN THOUSANDS)
                                     (UNAUDITED)

                                                      SIX MONTHS ENDED JUNE 30,
                                                     ---------------------------

                                                        1998             1997
                                                     ----------       ----------
OPERATING ACTIVITIES
 Net Loss                                            $ (14,822)       $ (116,701)
 Total adjustments to reconcile net loss
 to net cash provided  by operating activities          25,992           116,761
                                                     ----------       ----------
       NET CASH PROVIDED BY OPERATING ACTIVITIES        11,170               60
                                                     ----------       ----------

 INVESTING ACTIVITIES
 Purchase of property, equipment and software, net      (3,471)          (1,303)
 Capitalized software development costs                 (1,811)            (189)
 Acquisitions, net of cash                                   -         (108,983)
 Changes in other assets                               (21,565)               -
                                                     ----------       ----------
       NET CASH USED IN INVESTING ACTIVITIES           (26,847)        (110,475)
                                                     ----------       ----------

 FINANCING ACTIVITIES
 Borrowings                                             17,000           10,000
 Payments on borrowings                                (12,794)               -
 Exercise of options                                       453                -
 Sale of preferred stock                                 9,000           73,764
 Sale of mandatorily redeemable preferred stock              -           30,000
                                                     ----------       ----------
       NET CASH PROVIDED BY FINANCING ACTIVITIES        13,659          113,764
                                                     ----------       ----------

 EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
      CASH EQUIVALENTS                                      10               13
                                                     ----------       ----------

 NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS   (2,008)           3,362

 CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD          4,786            4,589
                                                     ----------       ----------
 CASH AND CASH EQUIVALENTS, END OF PERIOD              $ 2,778          $ 7,951
                                                     ----------       ----------




   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART TO THESE UNAUDITED CONDENSED
                      CONSOLIDATED FINANCIAL STATEMENTS

                              ECLIPSYS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 1998

1.    BASIS OF PRESENTATION
      The consolidated financial statements include all adjustments that, in the opinion of management, are necessary for a fair presentation of the results for the periods indicated. All such adjustments are considered of normal recurring nature. Quarterly results of operations are not necessarily indicative of annual results.

      Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Registration Statement on Form S-1 as amended dated August 6, 1998.

2.    SUBSEQUENT EVENTS
      Effective August 6, 1998, Eclipsys Corporation ("the Company") completed an initial public offering. Net proceeds from the offering were $67.4 million, including the exercise of the underwriters' over-allotment option. The Company used the net proceeds from the offering to redeem the outstanding shares of the Company's mandatorily redeemable preferred stock, repay the principal balance and accrued interest on acquisition related debt and to repay amounts outstanding under the Company's revolving credit facility.

3.    ACQUISITION
      Effective January 30, 1998, the Company acquired the net asset of the North American operations of Emtek Healthcare Systems ("Emtek"), a division of Motorola, Inc. ("Motorola") for an aggregate purchase price of $11.7 million, including 1,000,000 shares of common stock valued at $9.1 million and liabilities assumed of approximately $12.3 million. In addition, Motorola agreed to pay the Company $9.6 million in cash due within one year for working capital purposes.

      Unaudited pro forma results of operations for the six months ended June 30, 1998, as if the aforementioned acquisition had occurred on January 1, 1998 is as follows (in thousands except per share data):

                  Revenues                            $ 62,563
                  Net loss                             (16,512)
                  Basic and diluted loss per share    $ (3.88)

4.    SIMIONE INVESTMENT
      In April 1998, the Company made a strategic investment in Simione
      Central Holdings, Inc. ("Simione") a publicly traded company, purchasing 420,000 shares of restricted common stock from certain stockholders of Simione. At the time of the transaction, the common stock represented 4.9% of Simione's outstanding common stock. The Company accounts for its investment in these shares using the cost method. Since the date of the investment, the market price of Simione's common stock has declined. Currently, Management is evaluating whether there has been a permanent impairment of this investment in light of market conditions and other factors.

      Concurrently with the investment, the Company and Simione entered into a remarketing agreement pursuant to which the Company has certain rights to distribute Simione software products

PART I.
ITEM 2.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

      This report contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the forgoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. The important factors discussed below under the caption "Certain Factors that May Affect Future Operating Results/Risk Factors," among others, could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management from time to time. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

      OVERVIEW

      Eclipsys Corporation is a healthcare information technology company delivering solutions that enable healthcare providers to achieve improved clinical, financial and administrative outcomes. The Company offers an integrated suite of core products in four critical areas - clinical management, access management, patient financial management and enterprise data warehouse and analysis. These products can be purchased in combination to provide an enterprise-wide solution or individually to address specific needs. These solutions take many forms and can include a combination of software, hardware, maintenance, consulting services, remote processing services, network services and information technology outsourcing.

      The Company was formed in December 1995, but had no significant operations until January 1997, when it acquired ALLTEL Healthcare Information Services, Inc. ("Alltel"). The Company has grown primarily through three strategic acquisitions. The Company acquired Alltel effective January 24, 1997, SDK Healthcare Information Systems ("SDK") effective June 26, 1997 and Emtek effective January 30, 1998, (collectively the "Acquisitions"). The Acquisitions were accounted for as purchases; accordingly, the Company's consolidated financial statements reflect the results of operations of these businesses from the respective dates acquired.

      RESULTS OF OPERATIONS

      SUMMARY
      Total revenues for the quarter ended June 30, 1998 increased 33% to $32.3 million compared with $24.3 million for the second quarter 1997. For the six months ended June 30, 1998, total revenues increased 47% to $61.6 million versus $41.9 million in the same period last year.

      Total costs and expenses for the quarter ended June 30, 1998 decreased 7% compared to the same period in 1997. For the six months ended June 30, 1998, total costs and expenses decreased 52% compared to the same period in 1997.

      These changes in revenue and expense combined to decrease operating loss for the quarter and the six months ended June 30, 1998 by 78% to ($3.0) million and 88% to ($14.3) million, respectively, compared to the same periods in 1997.

      Included in the reported quarterly operating losses were acquisition related in-process research and development write-offs and amortization of intangible assets recorded in connection with the

      Acquisitions of $4.9 million in the second quarter 1998 and $13.6 million in the second quarter 1997. Included in the reported year-to-date operating losses were acquisition related in-process research and development write-offs and amortization of intangible assets recorded in connection with the Acquisitions of $17.4 million in the six months ended June 30, 1998 and $110.2 million in the same period in 1997.

      REVENUES
      System and services revenues increased 24% to $29.1 million for the second quarter of 1998 and 38% to $56.1 million for the six months ended June 30, 1998, compared to the same periods in 1997. Contributing to this increase was the inclusion of the results of operations of the Acquisitions throughout the 1998 periods, as well as, new contracted business during 1998. The increase in new contracted business was a result of an increase in marketing efforts related to the regional realignment completed in 1997 and the successful integration of the Acquisitions completed in 1997 and 1998.

      Hardware revenues increased 325% to $3.2 million for the second quarter of 1998 and 302% to $5.5 million for the six months ended June 30, 1998, compared to the same periods in 1997. The increase is primarily due to increased volume as a result of the Acquisitions.

      EXPENSES
      Total cost of revenues remained consistent for the second quarter of 1998 and increased slightly for the six months ended June 30, 1998, compared to the same periods in 1997. Increased costs of hardware associated with the growth in hardware sales were offset by a reduction of certain expenses and realization of cost savings during 1998 as a result of the integration of the Acquisitions.

      Sales and marketing expenses increased 46% for the second quarter of 1998 and 41% for the six months ended June 30, 1998, compared to the same periods in 1997. The increase was primarily due to the addition of marketing and direct sales personnel following the Acquisitions and the regional realignment of the Company's sales force.

      Total expenditures for research and development, including both capitalized and non-capitalized expense increased 105% to $7.2 million for the second quarter 1998 and increased 73% to $14.2 million for the six months ended June 30, 1998, compared to the same periods in 1997. The increase was due primarily to the inclusion in 1998 of the Acquisitions and the continued development of an enterprise-wide, client server platform solution. Research and development expenses capitalized for the second quarter of 1998 and the six months ended June 30, 1998 increased to $900,000 and $1.8 million, respectively, compared to the same periods in 1997. Increased capitalization is primarily the result of projects related to the development of an enterprise-wide, client server platform solution.

      General and administrative expenses decreased 10% for the second quarter of 1998 and increased 32% for the six months ended June 30, 1998, compared to the same periods in 1997. The quarter decrease is primarily the result of certain integration expenses related to the Alltel acquisition incurred during 1997 that did not recur during 1998. The six months increase is primarily due to the addition of administrative and finance personnel following the Acquisitions.

      Depreciation and amortization increased 4% for the second quarter of 1998 and 15% for the six months ended June 30, 1998, compared to the same periods in 1997. The increase for the quarter is primarily the result of the inclusion of SDK goodwill amortization partially offset by a reduction in Alltel related goodwill amortization as a result of a write-down of goodwill due to a renegotiation with the former owner of Alltel of certain obligations under a management and services agreement (the "Alltel Renegotiation") during 1998. The increase in the six months depreciation and amortization is primarily the result of the timing of the Acquisitions and increased depreciation on capital expenditures. This increase is partially offset by a reduction in Alltel related goodwill amortization as a result of the Alltel Renegotiation.

      ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT

      In connection with the Alltel and SDK acquisitions, the Company wrote off in-process research and development totaling $92.2 million and $7.0 million, respectively. These amounts were expensed as non-recurring charges on the respective acquisition dates. The Company continues to believe that the acquired in-process research and development will be successfully developed, but there can be no assurance that commercial viability of these products will be achieved.

      The value of the acquired in-process research and development was determined by estimating the projected net cash flows related to such products, including costs to complete the development of the technology and the future revenues to be earned upon commercialization of the products. These cash flows were discounted back to their net present value. The resulting projected net cash flows from such projects were based on Management's estimates of revenues and operating profits related to such projects.

      Through June 30, 1998, revenues and operating profit attributable to acquired in-process research and development have not materially differed from the projections used in determining its value, except for the timing of one outsourcing contract. Management continues to believe the projections used reasonably estimate the future benefits attributable to the acquired in-process research and development. However, no assurance can be given that deviations from these projections will not occur.

      BALANCE SHEET

      OTHER CURRENT ASSETS
      Other current assets increased during the six months ended June 30, 1998 primarily related to the acquisition of Emtek, including a receivable from Motorola of $9.6 million (as of acquisition date) that is due within one year for working capital purposes.

      INTANGIBLE ASSETS
      Intangible assets decreased during the six months ended June 30, 1998 primarily due to the Alltel Renegotiation and amortization during the period. In connection with the Alltel Renegotiation, the Company recorded a reduction of $9.2 million to goodwill. As a result of this reduction, the Company recorded a nonrecurring charge of $7.2 million.

      OTHER ASSETS
      Other assets increased during the six months ended June 30, 1998 primarily due to a strategic minority investment in Simione, purchasing approximately 4.9% of Simione's outstanding common stock from certain stockholders of Simione for $5.6 million.

      LIQUIDITY AND CAPITAL RESOURCES

      During the six months ended June 30, 1998, the Company generated $11.2 million in cash flow from operations. The Company used $26.8 million in investing activities, which was primarily the result of the payment related to the Alltel Renegotiation. Financing activities provided an additional $13.7 million, primarily due to net borrowings on the Company's revolving credit facility and the sale of preferred stock.

      Effective August 6, 1998, the Company completed its initial public offering. Net proceeds from the offering including the exercise of the underwriters' over-allotment option, were $67.4 million. The Company used $61.2 million of the net proceeds from the offering to redeem the outstanding shares of the Company's mandatorily redeemable preferred stock, repay acquisition related debt and to repay amounts outstanding under the Company's revolving credit facility.

      The Company has a revolving credit facility with available borrowings up to $50.0 million. As of June 30, 1998, amounts outstanding against the revolving credit facility totaled $17.0 million. As a result of the Company's use of a portion of the net proceeds from its initial public offering to repay amounts outstanding under the credit facility, the Company had available borrowings of $50.0 million under the credit facility at August 31, 1998.

      As of June 30, 1998, the Company had $2.8 million in cash and short-term investments.

      Management believes that its available cash and short-term investments, anticipated cash generated from its future operations and amounts available under the existing revolving credit facility will be sufficient to meet the Company's operating requirements for at least the next twelve months.

      CERTAIN FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS/RISK FACTORS

      Limited Combined Operating History; History of Operating Losses. The Company began operations in 1996 and has grown primarily through a series of acquisitions completed since January 1997. Accordingly, the Company and its acquired operations have a limited combined operating history upon which an evaluation of the Company and its prospects can be based. The success of the Company will depend, in part, on its ability to integrate the operations of these acquired businesses and to consolidate its product offerings. There can be no assurance that the operating results of the Company will meet or exceed the combined individual operating results achieved by the respective businesses prior to their acquisition. In addition, the Company's senior management group has been assembled relatively recently. There can be no assurance that the management group will be able to oversee the combined entity and implement the Company's operating or growth strategies effectively. The Company has incurred net losses in each year since its inception, including net losses of $131.1 million in 1997 and $14.8 million for the first six months of 1998. At June 30, 1998, the Company had a shareholders' deficit of $17.1 million. The Company's losses resulted primarily from certain write-offs related to the Alltel and SDK acquisitions which were consummated during 1997 and charges in the first quarter of 1998 related to the Alltel Renegotiation. The Company expects to continue to incur net losses for the foreseeable future. There can be no assurance that the Company will achieve profitability.

      Management of Growth. The growth in the size and complexity of the Company's business as a result of the Acquisitions has placed, and is expected to continue to place, a significant strain on the Company's management and other resources. The Company's ability to compete effectively and to manage future growth, if any, will depend on its ability to continue to implement and improve operational and financial systems on a timely basis and to expand, train, motivate and manage its work force. There can be no assurance that the Company's personnel, systems, procedures and controls will be adequate to support the Company's operations. If the Company's management is unable to manage growth effectively, the Company's business, financial condition and results of operations could be materially adversely affected.

      Risks Associated With Future Acquisitions. An important element of the Company's business strategy has been, and is expected to continue to be, expansion through acquisitions. The Company's ability to continue to expand through acquisitions depends on many factors, including the availability of capital to purchase other businesses and to support such growth, the successful identification and acquisition of businesses and management's ability to effectively integrate and operate the new businesses. The Company currently has no commitments, understandings or arrangements with respect to any future acquisitions. There is significant competition for acquisition opportunities in the information technology industry. Competition may intensify due to consolidation in the industry, which could increase the costs of future acquisitions. The Company competes for acquisition opportunities with other companies, some of which may have significantly greater financial and management resources than the Company. Further, the anticipated benefits from any acquisition may not be achieved unless the operations of the acquired business are successfully combined with those of the Company. The integration of acquired businesses requires substantial attention from management. The diversion of the attention of management and any difficulties encountered in the transition process could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company will be able to identify suitable acquisition candidates, acquire any such candidates on reasonable terms or integrate acquired businesses successfully. Future acquisitions could result in the issuance of additional shares of capital stock or the incurrence of additional indebtedness, could entail the payment of consideration in excess of book value and could have a dilutive effect on the Company's net income per share. Many business acquisitions must be accounted for under the purchase method of accounting. Consequently, such acquisitions may generate significant goodwill or other intangible assets. Consequently, acquisition of these businesses would typically result in substantial amortization charges to the Company. Acquisitions could also involve significant charges reflecting write-offs of acquired in-process research and development.

      Ability to Attract and Retain Key Personnel. The Company's success depends, in significant part, upon the continued services of its key technical, marketing, sales and management personnel and on its ability to continue to attract, motivate and retain highly qualified employees. Competition for technical, marketing, sales and management employees is intense and the process of recruiting personnel with the combination of skills and attributes required to execute the Company's strategy can be difficult, time-consuming and expensive. There can be no assurance that the Company will be successful in attracting or retaining highly skilled technical, management, sales and marketing personnel. The failure to attract, hire, assimilate or retain such personnel could have a material adverse effect on the Company's business, financial condition and results of operations.

      The Company believes that its ability to implement its strategic goals depends to a considerable degree on its senior management team. The loss of any member of that team or, in particular, the loss of Harvey J. Wilson, the Company's founder, Chairman of the Board, President and Chief Executive Officer, could have a material adverse effect on the Company's business, financial condition and results of operations.

      Potential Fluctuations in Quarterly Performance. The Company's revenues and operating results have varied from quarter to quarter, primarily due to acquisitions. The Company's quarterly operating results may continue to fluctuate due to a number of factors, including the timing and size of future acquisitions; the timing, size and nature of the Company's product sales and implementations; the length of the sales cycle; implementation efforts; market acceptance of new services, products or product enhancements by the Company or its competitors; product and price competition; the relative proportions of revenues derived from systems and services and from hardware; changes in the Company's operating expenses; personnel changes; the performance of the Company's products; and fluctuations in economic and financial market conditions. The timing of revenues from product sales is difficult to forecast because the Company's sales cycle can vary depending upon factors such as the size of the transaction, the changing business plans of the customer, the effectiveness of the customer's management and general economic conditions. In addition, because revenue is recognized at various points during the term of a contract, the timing of revenue recognition varies considerably based on a number of factors, including the type of contract, the availability of personnel, the implementation schedule and the complexity of the implementation process. How and when to implement, replace, expand or substantially modify an information system, or modify or add business processes or lines of business, are major decisions for healthcare organizations. The sales cycle for the Company's systems may range from six to eighteen months or more from initial contact to contract execution. Historically, the Company's implementation cycle has ranged from twelve to thirty-six months from contract execution to completion of implementation. Although the Company believes that the migration of its products to its new Structured Object Layered Architecture (SOLA) will significantly shorten the implementation cycle, there can be no assurance in this regard. During the sales cycle and the implementation cycle, the Company expends substantial time, effort and funds preparing contract proposals, negotiating the contract and implementing the solution. Because a significant percentage of the Company's expenses are relatively fixed, a variation in the timing of sales and implementations can cause significant variations in operating results from quarter to quarter. Due to the foregoing factors, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and that such comparisons cannot be relied upon as indicators of future performance.

      Rapid Technological Change and Evolving Market. The market for the Company's products and services is characterized by rapidly changing technologies, evolving industry standards and new product introductions and enhancements that may render existing products obsolete or less competitive. As a result, the Company's position in the healthcare information technology market could erode rapidly due to unforeseen changes in the features and functions of competing products, as well as the pricing models for such products. The Company's future success will depend in part upon the Company's ability to enhance its existing products and services and to develop and introduce new products and services to meet changing customer requirements. The process of developing products and services such as those offered by the Company is extremely complex and is expected to become increasingly complex and expensive in the future as new technologies are introduced. The Company has recently announced the development of, and has commenced migrating its products to, its new SOLA architecture. There can be no assurance that the development of SOLA or the migration of products to the SOLA architecture will be successful, that such products will meet their scheduled release dates, that the Company will successfully complete the development and release of other new products or the migration of new or existing products to specific platforms or configurations in a timely fashion or that the Company's current or future products will satisfy the needs of potential customers or gain general market acceptance.

      Risks Associated with Development of Integrated Clinical Management Suite. The Company is currently in the process of integrating selected features and functionalities from a number of heritage clinical management products acquired in the Alltel and Emtek acquisitions and licensed from Partners Healthcare Systems, Inc. ("Partners") to create the Sunrise Clinical Management suite. Although most of the key functionalities of the Sunrise Clinical Management suite are currently available in heritage products, the initial components of the integrated Sunrise Clinical Management suite is not expected to be generally available until 1999. There can be no assurance that the Company will be successful in completing the integration of these functionalities on a timely basis, that field trials will be successful or that the Sunrise Clinical Management suite, if and when generally available, will meet the needs of the marketplace or achieve market acceptance. Any difficulties or delays in integrating these functionalities into the Sunrise Clinical Management suite, or the failure of the Sunrise Clinical Management suite to gain market acceptance, could have a material adverse effect on the Company's business, financial condition and results of operations.

      Competition. The market for the Company's products and services is intensely competitive and is characterized by rapidly changing technologies and user needs and the frequent introduction of new products. The Company's principal competitors include Cerner Corp., HBO & Company, IDX Systems Corp. and Shared Medical Systems Corporation. The Company also faces competition from providers of practice management systems, general decision support and database systems and other segment-specific applications, as well as from healthcare technology consultants. A number of the Company's competitors are more established, benefit from greater name recognition and have substantially greater financial, technical and marketing resources than the Company. The Company also expects that competition will continue to increase as a result of consolidation in both the information technology and healthcare industries. There can be no assurance that the Company will be able to compete successfully against current and future competitors or that competitive pressures faced by the Company will not materially adversely affect its business, financial condition and results of operations.

      Dependence on Relationship with Partners. The Company has an exclusive license granted by Partners (the "Partners License") to develop, commercialize, distribute and support certain intellectual property relating to the BICS clinical information systems software developed at Brigham and Women's Hospital ("Brigham"). If the Company breaches certain terms of the license, Partners has the option to convert the license to a non-exclusive license. Such conversion by Partners could cause the intellectual property and the ability to develop and commercialize such intellectual property to become more widely available to competitors of the Company, which could have a material adverse effect on the Company's business, financial condition and results of operations. No sales have been made and, consequently, no royalties have been paid by the Company pursuant to the Partners License because products based on the licensed technology are still in field trials. The Company also works closely with physicians and research and development personnel at Brigham and Massachusetts General Hospital ("MGH") to develop and commercialize new information technology solutions for the healthcare industry and to test and demonstrate new and existing products. A breach of the terms of the Partners License could cause the cooperative working relationship with Brigham and MGH, including future access to products developed by personnel at Brigham granted under the Partners License, to become strained or to cease altogether. The loss of good relations with Brigham or MGH could have a material adverse impact on the Company's ability to develop new solutions and cause delays in bringing new products to the market. Additionally, a loss of the relationship with Brigham or MGH could result in the Company's reputation and status in the industry being diminished. Any of these events could have a material adverse effect on the Company's business, financial condition and results of operations.

      Uncertainty in the Healthcare Industry. The healthcare industry is subject to changing political, economic and regulatory influences that may affect the procurement practices and operations of healthcare industry participants. During the past several years, the U.S. healthcare industry has been subject to an increase in governmental regulation and reform proposals. These reforms may increase governmental involvement in healthcare, continue to reduce reimbursement rates and otherwise change the operating environment for the Company's customers. Healthcare industry participants may react to these proposals and the uncertainty surrounding such proposals by curtailing or deferring investments, including those for the Company's products and services. In addition, many healthcare providers are consolidating to create larger healthcare delivery enterprises with greater market power. Such consolidation could erode the Company's existing customer base and reduce the size of the Company's target market. In addition, the resulting enterprises could have greater bargaining power, which may lead to price erosion. The failure of the Company to maintain adequate price levels or sales, or the reduction in the size of the Company's target market, as a result of legislative or market-driven reforms or industry consolidation could have a material adverse effect on the Company's business, financial condition and results of operations.

      Possible Adverse Effects of Government Regulation. The United States Food and Drug Administration (the "FDA") has issued a draft guidance document addressing the regulation of certain computer products and computer-assisted products as medical devices under the Federal Food, Drug, and Cosmetic Act (the "FDC Act") and has recently indicated it may modify such draft policy or create a new policy. The Company expects that the FDA is likely to become increasingly active in regulating computer software intended for use in the healthcare setting. If the FDA chooses to regulate any of the Company's healthcare software systems as medical devices, it can impose extensive requirements upon the Company, including the requirement that the Company seek either FDA clearance of a premarket notification submission demonstrating that the product is substantially equivalent to a device already legally marketed or file for and obtain FDA approval of a premarket approval application establishing the safety and effectiveness of the product. FDA regulations also govern, among other things, the preclinical and clinical testing, manufacture, distribution, labeling and promotion of medical devices. In addition, the Company would be required to comply with the FDC Act's general controls, including establishment registration, device listing, compliance with good manufacturing practices, reporting of certain device malfunctions and adverse device events. Noncompliance with applicable requirements can result in, among other things, fines, injunctions, civil penalties, recalls or product corrections, total or partial suspension of production, failure of the government to grant premarket clearance or approval of products, withdrawal of clearances and approvals, and criminal prosecution. There can be no assurance that any final FDA policy governing computer products, once issued, or future laws and regulations concerning the manufacture or marketing of medical devices or healthcare information systems will not increase the cost and time to market of new or existing products.

      The confidentiality of patient records and the circumstances under which such records may be released are subject to substantial regulation by state and federal laws and regulations, which govern both the disclosure and use of confidential patient medical record information. Regulations governing electronic health data transmissions are evolving rapidly and are often unclear and difficult to apply in the rapidly restructuring healthcare market. On August 22, 1996, President Clinton signed the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"). This legislation requires the Secretary of Health and Human Services (the "Secretary") to adopt national standards for certain types of electronic health information transactions and the data elements used in such transactions and to adopt standards to ensure the integrity and confidentiality of health information. There can be no assurance that these standards, particularly those related to data security, will not have a material adverse effect on the Company's business, financial condition and results of operations.

      The HIPAA legislation also required the Secretary to submit recommendations to Congress for legislation to protect privacy and confidentiality of personal health information. There can be no assurance that such laws or regulations will not materially restrict the ability of the Company's customers to obtain or disseminate patient information, which could adversely affect demand for the Company's products. Legislation governing the dissemination of medical record information is frequently proposed and debated at both the federal and state levels. Such legislation, if enacted, could require patient consent before even non-individually-identifiable (e.g., coded or anonymous) patient information maybe shared with third parties and could also require that holders or users of such information implement specified security measures. Any material restriction on the ability of healthcare providers to obtain or disseminate patient information could adversely affect the Company's business, financial condition and results of operations.

      Year 2000 Issues. Although all of the products currently offered by the Company are Year 2000 compliant, some of the products previously sold by Alltel and Emtek and installed in the Company's customer base are not Year 2000 compliant. The Company has developed and tested solutions for these non-compliant installed products. In addition, because the Company's products are often interfaced with a customer's existing third-party applications, the Company's products may experience difficulties interfacing with third-party non-compliant applications. Any unexpected difficulties in implementing Year 2000 solutions for the installed Alltel or Emtek products or difficulties in interfacing with third-party products could have a material adverse effect on the Company's business, financial condition and results of operations. As a result of apprehension in the marketplace over Year 2000 compliance issues, businesses, including the Company's customers, may elect to defer significant capital investments in information technology programs and software, either because they decide to focus their capital budgets on the expenditures necessary to bring their own existing systems into compliance or because they wish to purchase only software with a proven ability to process data after 1999. As a result, the Company may not achieve expected sales revenues and its business, financial condition and results of operations could be materially adversely affected.

      Limited Protection of Proprietary Rights. The Company is dependent upon its proprietary information and technology. There can be no assurance that the Company's means of protecting its proprietary rights will be adequate to prevent misappropriation. The laws of some foreign countries may not protect the Company's proprietary rights as fully or in the same manner as do the laws of the United States. Also, despite the steps taken by the Company to protect its proprietary rights, it may be possible for unauthorized third parties to copy aspects of the Company's products, reverse engineer such products or otherwise obtain and use information that the Company regards as proprietary. In certain limited instances, customers can access source code versions of the Company's software, subject to contractual limitations on the permitted use of such source code. Although the Company's license agreements with such customers attempt to prevent misuse of the source code, the possession of the Company's source code by third parties increases the ease and likelihood of potential misappropriation of such software. Furthermore, there can be no assurance that others will not independently develop technologies similar or superior to the Company's technology or design around the proprietary rights owned by the Company. In addition, although the Company does not believe that its products infringe the proprietary rights of third parties, there can be no assurance that infringement or invalidity claims (or claims for indemnification resulting from infringement claims) will not be asserted or prosecuted against the Company or that any such assertions or prosecutions will not materially adversely affect the Company's business, financial condition and results of operations. Regardless of the validity of such claims, defending against such claims could result in significant costs and diversion of Company resources, which could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the assertion of such infringement claims could result in injunctions preventing the Company from distributing certain products, which could have a material adverse effect on the Company's business, financial condition and results of operations. If any claims or actions are asserted against the Company, the Company may seek to obtain a license to such intellectual property rights. There can be no assurance, however, that such a license would be available on reasonable terms or at all.

      Product Errors; Potential for Product Liability; Security Issues. Highly complex software products, such as those offered by the Company, often contain undetected errors or failures when first introduced or as new versions are released. Testing of the Company's products is particularly challenging because it is difficult to simulate the wide variety of computing environments in which the Company's customers may deploy these products. Despite extensive testing, the Company from time to time has discovered defects or errors in its products. Accordingly, there can be no assurance that such defects, errors or difficulties will not cause delays in product introductions and shipments, result in increased costs and diversion of development resources, require design modifications or decrease market acceptance or customer satisfaction with the Company's products. In addition, there can be no assurance that, despite testing by the Company and by current and potential customers, errors will not be found after commencement of commercial shipments, resulting in loss of or delay in market acceptance, which could have a material adverse effect upon the Company's business, financial condition and results of operations. Certain of the Company's products provide applications that relate to patient medical histories and treatment plans. Any failure of the Company's products to provide accurate and timely information could result in liability claims against the Company. Although the Company has not experienced any claims to date, there can be no assurance that the Company will not be subject to such claims in the future. The Company attempts to limit contractually its liability for damages arising from negligent acts, errors, mistakes or omissions in designing its products and rendering its services. Despite this precaution, there can be no assurance that the limitations of liability set forth in its contracts would be enforceable or would otherwise protect the Company from liability for damages. The Company maintains general liability insurance coverage, including coverage for errors or omissions. However, there can be no assurance that such coverage will continue to be available on acceptable terms, or will be available in sufficient amounts to cover one or more large claims, or that the insurer will not disclaim coverage as to any future claim. The successful assertion of one or more large claims against the Company that exceed available insurance coverage or changes in the Company's insurance policies, including premium increases or the imposition of large deductible or co- insurance requirements, could have a material adverse effect on the Company's business, financial condition and results of operations. Furthermore, litigation with respect to liability claims, regardless of its outcome, could result in substantial cost to the Company, divert management's attention from the Company's operations and decrease market acceptance of the Company's products. Any product liability claim or litigation against the Company could, therefore, have a material adverse effect on the Company's business, financial condition and results of operations. The Company has included security features in its products that are intended to protect the privacy and integrity of customer data. Despite the existence of these security features, the Company's software products may be vulnerable to break-ins and similar disruptive problems. Such computer break-ins and other disruptions may jeopardize the security of information stored in and transmitted through the computer systems of the Company's customers. Addressing these evolving security issues may require significant expenditures of capital and resources by the Company, which may have a material adverse effect on the Company's business, financial condition and results of operations

      PART II.


      ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
      The Company is furnishing the following information with respect to the use of proceeds from its initial public offering of common stock, $.01 par value per share, which closed in August 1998.

      1. The effective date of the Registration Statement on Form S-1 for the offering was August 6, 1998, and the commission file number of the Registration Statement is 333-50781.
      2. The offering commenced on August 6, 1998.
      3. Not applicable
      4. (i.) The offering terminated on August 17, 1998, the date of the exercise of the underwriters' over-allotment option. All of the shares of common stock registered for the account of the Company were sold prior to the termination of the offering.
         (ii.) The managing underwriters for the offering were Morgan Stanley Dean Witter, Bancamerica Robertson Stephens, Lehman Brothers and Salomon Smith Barney.
         (iii.) The Company registered shares of its common stock, $.01 par value per share, in the offering.
         (iv.) The Company registered 4,830,000 shares. The aggregate offering price of the shares registered and sold by the Company was $72,450,000 (v.) The actual expenses incurred for the account of the Company in connection with the offering were as follows (amounts represent estimates except for Underwriters discount):

                  Underwriting discount                              $ 5,071,500
                  SEC registration fee                                    40,000
                  NASD filing fee                                         10,000
                  NASDAQ National Market listing fee                     105,000
                  Transfer Agent and Registrar fees                       10,000
                  Accounting fees and expenses                           400,000
                  Legal fees and expenses                                450,000
                  Printing and mailing expenses                          415,000
                  Other                                                  270,000
                                                                   -------------
                                                                     $ 6,771,500

                  Payment of expenses were to persons other than directors, officers, general partners of the Company or their associates, persons owning 10% or more of the equity securities of the Company or affiliates of the Company.

           (vi.) The net offering proceeds to the Company after expenses were approximately $67.4 million.

           (vii.) The Company used the proceeds as follows:

                  Redemption of mandatorily redeemable preferred stock           $38,771,443
                  Repayment of acquisition related debt                            3,926,405
                  Repayment of amounts outstanding under revolving
                        credit facility                                           18,500,000
                  Purchase of short-term investments                               5,000,000
                  Working capital requirements                                     1,180,652
                                                                                 -----------
                                                                                 $67,378,500

          (viii.) Not applicable

      ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      During the quarter ended June 30, 1998, in lieu of the 1998 annual meeting of stockholders, the Company submitted certain matters to a vote of its stockholders through the solicitation of written consents under Section 228 of the General Corporation Law of the State of Delaware. Written consents were received from stockholders with dates ranging from May 1, 1998 to June 1, 1998. These consents approved:

            (1) the filing of an amendment to the Company's Second Amended and Restated Certificate of Incorporation;

            (2) a two-for-three reverse stock split and the filing of a second amendment to the Second Amended and Restated Certificate of Incorporation to effectuate the stock split;

            (3) the filing of the Company's Third Amended and Restated Certificate of Incorporation effective upon the closing of a qualifying initial public offering of the Company's Common Stock (an "IPO");

            (4) the adoption of the Company's Amended and Restated Bylaws effective upon the closing of an IPO;

            (5) the adoption of the Company's 1998 Stock Incentive Plan;

            (6) the adoption of the Company's 1998 Employee Stock Purchase Plan;

            (7) the reservation of an aggregate of 6,500,000 shares of Common Stock (4,333,333 after giving effect to the reverse stock split) for issuance in the aggregate under and pursuant to the 1998 Stock Incentive Plan, the 1998 Employee Stock Purchase Plan and the 1996 Stock Plan; and

            (8) the election of the following as directors of the Company, each to serve until the next annual meeting of the stockholders and until their successors are duly elected and qualified: Steven A. Denning, C. Fred DiBona, Eugene V. Fife, William E. Ford, Jeffrey Fox*, Jay B. Pieper, Richard D. Severns and Harvey J. Wilson.

            A total of 12,710,310 votes (out of a possible 14,516,543 votes) were cast for each of these matters (such numbers do not reflect the two-for-three reverse stock split approved in the vote).

      * Subsequent to the end of the quarter, Mr. Fox was removed from the board of directors by the stockholders.

      ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
      (a)      Exhibits:  See Index to exhibits.
      (b)      Reports on Form 8-K:  None

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                ECLIPSYS CORPORATION



      Date:  September 21, 1998                 -----------------------------
                                                Robert J. Vanaria
                                                Chief Financial Officer

                              ECLIPSYS CORPORATION
                                  EXHIBIT INDEX

EXHIBIT
   NO.                              DESCRIPTION
--------                            -----------

3.1   Third Amended and Restated Certificate of Incorporation.
3.2   Amended and Restated By-Laws (incorporated by reference to Exhibit
      3.4 to the Registrant's Registration Statement on Form S-1, as
      amended (File No.  333-50781))
10.1  Amended and Restated 1998 Employee Stock Purchase Plan.
10.2  Letter agreement amending First Amended and Restated Credit
      Agreement dated May 29, 1998, by and among Eclipsys Corporation,
      First Union National Bank, f/k/a First Union National Bank of North
      Carolina as Agent and BankBoston, N.A., as Co-Agent.
27    Financial Data Schedule (for SEC use only).