Form 10-Q
period 1998-09-30
ECLIPSYS CORP
filed 1998-11-16
CIK 1034088

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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

                                 (561)-243-1440
                        (Telephone number of registrant)








Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing for the past 90 days. Yes X No
                 ---   ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

      Class                                       Shares outstanding as of October 31, 1998
      -----                                       -----------------------------------------

Common Stock, $.01 par value                                       19,443,986
Non-voting Common Stock, $.01 par value                               896,431

                              ECLIPSYS CORPORATION

                                    FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998

                                      INDEX

PART I.         Financial Information

Item 1.   Condensed Consolidated Balance Sheets - September 30, 1998 (unaudited) and
                December 31, 1997

          Condensed Consolidated Statements of Operations - For the Three and Nine Months
                ended September 30, 1998 and 1997 (unaudited)

          Condensed Consolidated Statements of Cash Flows - For the Nine Months ended
                September 30, 1998 and 1997 (unaudited)

          Notes to Condensed Consolidated Financial Statements

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II.        Other Information

Item 2.   Changes in Securities

Item 4.   Submission of Matters to a Vote of Security Holders

Item 6.   Exhibits and Reports on Form 8-K

                              ECLISPSYS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 AS OF SEPTEMBER 30, 1998 AND DECEMBER 31, 1997
                                 (IN THOUSANDS)


                                                              (UNAUDITED)
ASSETS                                                     SEPTEMBER 30, 1998          DECEMBER 31, 1997
                                                           ------------------          -----------------
Current assets:
Cash and cash equivalents                                           $ 12,309                    $ 4,786
Accounts receivable, net                                              40,443                     30,969
Inventory                                                                539                        866
Other current assets                                                   9,757                      1,114
                                                           ------------------          -----------------
TOTAL CURRENT ASSETS                                                  63,048                     37,735

Fixed assets, net                                                     10,530                      9,517
Capitalized software development costs                                 4,277                      1,591
Acquired technology, net                                              18,798                     25,802
Intangible assets, net                                                15,559                     28,288
Other assets                                                           9,479                      3,832

TOTAL ASSETS                                                       $ 121,691                  $ 106,765
                                                           ==================          =================

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Deferred revenue                                                    $ 39,211                   $ 25,295
Current portion of long-term debt                                          -                     12,794
Other current liabilities                                             32,411                     31,150
                                                           ------------------          -----------------
TOTAL CURRENT LIABILITIES                                             71,622                     69,239

Deferred revenue                                                       7,789                      6,966
Long-term debt                                                             -                      3,794
Other long-term liabilities                                            3,713                      9,480

Mandatorily redeemable preferred stock                                     -                     35,607

SHAREHOLDERS' EQUITY (DEFICIT)
Preferred stock                                                            -                         95
Common stock                                                             202                         42
Unearned stock compensation                                             (196)                      (250)
Additional paid-in capital                                           189,341                    115,777
Accumulated other comprehensive income                                    61                         28
Accumulated deficit                                                 (150,841)                  (134,013)
                                                           ------------------          -----------------
TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                                  38,567                    (18,321)


TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)               $ 121,691                  $ 106,765
                                                           ==================          =================


    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS

                              ECLIPSYS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
       FOR THE THREE AND THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                      THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                         SEPTEMBER 30,                       SEPTEMBER 30,
                                                ------------------------------      -------------------------------
REVENUES                                              1998             1997                1998             1997
                                                      ----             ----                ----             ----
Systems and services                                $ 32,452         $ 23,924            $ 88,541         $ 64,470
Hardware                                               3,708            1,643               9,202            3,009
                                                -------------    -------------      --------------    -------------
TOTAL REVENUES                                        36,160           25,567              97,743           67,479
                                                =============    =============      ==============    =============

COSTS AND EXPENSES
Cost of systems and services revenues                 18,792           19,334              53,196           56,168
Cost of hardware revenues                              3,130            1,062               7,825            2,055
Marketing and sales                                    5,041            3,549              13,945            9,881
Research and development                               6,844            3,964              19,267           11,991
General and administrative                             1,689            1,946               4,580            4,143
Depreciation and amortization                          2,546            2,584               7,937            7,292
Nonrecurring charges                                       -                -               7,193           99,189
                                                -------------    -------------      --------------    -------------
TOTAL COSTS AND EXPENSES                              38,042           32,439             113,943          190,719
                                                -------------    -------------      --------------    -------------

                                                -------------    -------------      --------------    -------------
LOSS FROM OPERATIONS                                  (1,882)          (6,872)            (16,200)        (123,240)
                                                -------------    -------------      --------------    -------------

Interest expense, net                                    124              394                 628              727

                                                -------------    -------------      --------------    -------------
NET LOSS                                              (2,006)          (7,266)            (16,828)        (123,967)
                                                =============    =============      ==============    =============

DIVIDENDS AND ACCRETION ON MANDATORILY
REDEEMABLE PREFERRED STOCK                            (8,415)          (1,611)            (10,928)          (4,199)

PREFERRED STOCK CONVERSION                                 -                -                   -           (3,105)
                                                -------------    -------------      --------------    -------------

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS          $ (10,421)        $ (8,877)          $ (27,756)      $ (131,271)
                                                =============    =============      ==============    =============

BASIC AND DILUTED NET LOSS PER COMMON SHARE          $ (0.70)         $ (2.35)            $ (3.41)        $ (38.28)
                                                =============    =============      ==============    =============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING        14,934,619        3,771,050           8,133,275        3,429,385
                                                =============    =============      ==============    =============


    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS

                              ECLIPSYS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                 NINE MONTHS ENDED SEPTEMBER 30,
                                                                               ------------------------------------

                                                                                    1998                 1997
                                                                               --------------       ---------------
OPERATING ACTIVITIES
Net Loss                                                                           $ (16,828)           $ (123,967)
Adjustments to reconcile net loss to net cash
provided by operating activities
        Depreciation and amortization                                                 20,155                23,156
        Provision for bad debts                                                          750                   450
        Loss on disposal of fixed assets                                                   8                   570
        Write off of in-process research and development and other
        non-recurring charges                                                          7,193                99,189
        Stock compensation expense                                                        54                   151
        Changes in operating assets and liabilities, net of acquisitions
        Accounts receivable                                                           (5,295)                 (505)
        Inventory                                                                        327                   137
        Other current assets                                                           1,025                  (475)
        Other assets                                                                     (81)                  681
        Deferred revenue                                                               9,689                (1,772)
        Other current liabilities                                                     (1,756)                3,986
        Other liabilities                                                                (65)                1,691
                                                                               --------------       ---------------
                  Total adjustments to reconcile net loss to net
                  cash provided by operating activities                               32,004               127,259
                                                                               --------------       ---------------
                          NET CASH PROVIDED BY OPERATING ACTIVITIES                   15,176                 3,292
                                                                               ==============       ===============

INVESTING ACTIVITIES
Purchase of fixed assets, net                                                         (3,573)               (2,097)
Capitalized software development costs                                                (2,686)                 (698)
Acquisitions, net of cash acquired                                                         -              (108,983)
Changes in other assets                                                              (21,565)                    -
                                                                               --------------       ---------------
                          NET CASH USED IN INVESTING ACTIVITIES                      (27,824)             (111,778)
                                                                               ==============       ===============

FINANCING ACTIVITIES
Borrowings                                                                            18,500                10,000
Payments on borrowings                                                               (35,088)                    -
Exercise of stock options                                                                453                     -
Sale of common stock                                                                  66,044
Sale of preferred stock                                                                9,000                73,764
(Redemption)/sale of mandatorily redeemable preferred stock                          (38,771)               30,000
                                                                               --------------       ---------------
                          NET CASH PROVIDED BY FINANCING ACTIVITIES                   20,138               113,764
                                                                               ==============       ===============

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
   CASH EQUIVALENTS                                                                       33                    21
                                                                               ==============       ===============

NET INCREASE IN CASH AND CASH EQUIVALENTS                                              7,523                 5,299

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                         4,786                 4,589
                                                                               --------------       ---------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                            $ 12,309               $ 9,888
                                                                               ==============       ===============



    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART TO THESE UNAUDITED CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS

                              ECLIPSYS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 1998

1.     BASIS OF PRESENTATION
       The condensed consolidated financial statements include all adjustments that, in the opinion of management, are necessary for a fair presentation of the results for the periods indicated. All such adjustments are considered of normal recurring nature. Quarterly results of operations are not necessarily indicative of annual results.

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

2.     ACQUISITION
       Effective January 30, 1998, Eclipsys Corporation ("the Company") acquired the net assets of the North American operations of Emtek Healthcare Systems ("Emtek"), a division of Motorola, Inc. ("Motorola") for an aggregate purchase price of $11.7 million, including 1,000,000 shares of common stock valued at $9.1 million and liabilities assumed of approximately $12.3 million. In addition, Motorola agreed to pay the Company $9.6 million in cash due within one year for working capital purposes.

       Unaudited pro forma results of operations as if the aforementioned acquisition had occurred on January 1, 1998 is as follows (in thousands except per share data):

                                                                                 NINE MONTHS
                                                     YEAR ENDED                     ENDED
                                                  DECEMBER 31, 1997          SEPTEMBER 30, 1998
                                                  -----------------          ------------------

            Revenues                                 $ 116,815                    $ 98,723
            Net loss                                  (153,789)                    (18,518)
            Basic and diluted loss per share           $(35.97)                     $(3.57)

3.     SIMIONE INVESTMENT
       In April 1998, the Company made a strategic investment in Simione Central Holidngs, Inc. ("Simione") a publicly traded company, purchasing 420,000 shares of restricted common stock from certain stockholders of Simione for $5.6 million. At the time of the transaction, the common stock represented 4.9% of Simione's outstanding common stock. The Company accounts for its investment in these shares using the cost method. Since the date of the investment, the market price of Simione's common stock has declined. Currently, Management is evaluating whether there has been a permanent impairment of this investment in light of market conditions and other factors.

       Concurrent with the investment, the Company and Simione entered into a remarketing agreement pursuant to which the Company has certain rights to distribute Simione software products.

4.     INITIAL PUBLIC OFFERING
       Effective August 6, 1998, the Company completed an initial public offering. Net proceeds from the offering were $66.0 million, including proceeds from the exercise of the underwriters' over-allotment option. The Company used the net proceeds from the offering to redeem the outstanding shares of the Company's mandatorily redeemable preferred stock, repay the principal balance and accrued interest on acquisition related debt and to repay amounts outstanding under the Company's revolving credit facility.

       Concurrent with the initial public offering, all classes of preferred stock were converted to common stock.

5.     SUBSEQUENT EVENT
       On October 29, 1998, the Company entered into a merger agreement to acquire Transition Systems, Inc. ("TSI") for approximately $270.0 million in stock. Under the terms of the agreement, each share of TSI stock will be converted using a fixed exchange rate of .525 shares of the Company's stock, with no collar. The transaction, which is subject to regulatory as well as stockholder approval, will be accounted for as a pooling of interests and is anticipated to close by the end of January 1999.

       PART I.
       ITEM 2.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

       This report contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the forgoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. The important factors discussed under the caption "Certain Factors that May Affect Future Operating Results/Risk Factors," presented from time to time in the Company's filings with the Securities and Exchange Commission, among others, could cause actual results to differ materially from those indicated by forward-looking statements made herein. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

       OVERVIEW

       Eclipsys is a healthcare information technology company delivering solutions that enable healthcare providers to achieve improved clinical, financial and administrative outcomes. The Company offers an integrated suite of core products in four critical areas - clinical management, access management, patient financial management and enterprise data warehouse and analysis. These products can be purchased in combination to provide an enterprise-wide solution or individually to address specific needs. These solutions take many forms and can include a combination of software, hardware, maintenance, consulting services, remote processing services, network services and information technology outsourcing.

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

       RESULTS OF OPERATIONS

       SUMMARY
       Total revenues for the quarter ended September 30, 1998 increased 41% to $36.2 million compared with $25.6 million for the third quarter 1997. For the nine months ended September 30, 1998, total revenues increased 45% to $97.7 million versus $67.5 million in the same period last year.

       Total costs and expenses for the quarter ended September 30, 1998 increased 17% compared to the same period in 1997. For the nine months ended September 30, 1998, total costs and expenses decreased 40% compared to the same period in 1997.

       These changes in revenue and expense combined to decrease net loss for the quarter and the nine months ended September 30, 1998 by 72% to ($2.0) million and 86% to ($16.8) million, respectively, compared to the same periods in 1997.

       Included in the reported quarterly net losses were acquisition related amortization of intangible assets recorded in connection with the Acquisitions of $4.9 million in the third quarter 1998 and $7.0 million in the third quarter 1997. Included in the reported year-to-date net losses were acquisition related in-process research and development write-offs, amortization of intangible assets recorded in connection with the Acquisitions and certain non-recurring charges of $22.3 million in the nine months ended September 30, 1998 and $117.2 million in the same period in 1997.

       REVENUES
       System and services revenues increased 36% to $32.5 million for the third quarter of 1998 and 37% to $88.5 million for the nine months ended September 30, 1998, compared to the same periods in 1997. Contributing to this increase was the inclusion of the results of operations of the Acquisitions throughout the 1998 periods, as well as new contracted business during 1998. The increase in new contracted business was a result of an increase in marketing efforts related to the regional realignment of the Company's operations completed in 1997 and the successful integration of the Acquisitions completed in 1997 and 1998.

       Hardware revenues increased 126% to $3.7 million for the third quarter of 1998 and 206% to $9.2 million for the nine months ended September 30, 1998, compared to the same periods in 1997. The increase is primarily due to increased volume as a result of the Acquisitions and new contracted business.

       EXPENSES
       Total cost of revenues increased 7% for the third quarter of 1998 and increased 5% for the nine months ended September 30, 1998, compared to the same periods in 1997. Increased costs of hardware associated with the growth in hardware sales were offset by a reduction of certain expenses and realization of cost savings during 1998 as a result of the integration of the Acquisitions.

       Marketing and sales expenses increased 42% for the third quarter of 1998 and 41% for the nine months ended September 30, 1998, compared to the same periods in 1997. The increase was primarily due to the addition of marketing and direct sales personnel following the Acquisitions and the regional realignment of the Company's sales force.

       Total expenditures for research and development, including both capitalized and non-capitalized expense increased 73% to $7.7 million for the third quarter 1998 and increased 73% to $22.0 million for the nine months ended September 30, 1998, compared to the same periods in 1997. The increase was due primarily to the inclusion in 1998 of the Acquisitions and the continued development of an enterprise-wide, client server platform solution. Research and development expenses capitalized for the third quarter of 1998 and the nine months ended September 30, 1998 increased $366,000 and $2.0 million, respectively, compared to the same periods in 1997. Increased capitalization is primarily the result of projects related to the development of an enterprise-wide, client server platform solution.

       General and administrative expenses decreased 13% for the third quarter of 1998 and increased 11% for the nine months ended September 30, 1998, compared to the same periods in 1997. The quarter decrease is primarily the result of certain integration expenses related to the SDK acquisition incurred during 1997 that did not occur during 1998. The nine months increase is primarily due to the addition of administrative and finance personnel following the Acquisitions.

       Depreciation and amortization decreased 1% for the third quarter of 1998 and increased 9% for the nine months ended September 30, 1998, compared to the same periods in 1997. The decrease for the quarter is primarily the result of a reduction in Alltel related goodwill amortization as a result of a write-down of goodwill due to a renegotiation with the former owner of Alltel of certain obligations under a management and services agreement (the "Alltel Renegotiation") during 1998. The increase in the nine months depreciation and amortization is primarily the result of the timing of the Acquisitions and increased depreciation on capital expenditures. This increase is partially offset by a reduction in Alltel related goodwill amortization as a result of the Alltel Renegotiation.

       ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT

       In connection with the Alltel and SDK acquisitions, the Company wrote off acquired in-process research and development totaling $92.2 million and $7.0 million, respectively. These amounts were expensed as non-recurring charges on the respective acquisition dates. The Company continues to believe that the acquired in-process research and development will be successfully developed, but there can be no assurance that commercial viability of these products will be achieved.

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

       Through September 30, 1998, revenues and operating profit attributable to acquired in-process research and development have not materially differed from the projections used in determining its value, except for, as previously reported, the timing of one outsourcing contract. Management continues to believe the projections used reasonably estimate the future benefits attributable to the acquired in-process research and development. However, no assurance can be given that deviations from these projections will not occur.

       YEAR 2000 ISSUES

       The Company believes that all of its internal management information systems are currently Year 2000 compliant and, accordingly, does not anticipate any significant expenditures to remediate or replace existing internal-use systems. Although all of the products currently offered by the Company are Year 2000 compliant, some of the products previously sold by Alltel and Emtek and installed in the Company's customer base are not Year 2000 compliant. The Company has developed and tested solutions for these non-compliant installed products. The Company currently estimates that the total cost of bringing these installed products into Year 2000 compliance, in those cases in which the Company is required to do so at its own expense, will be approximately $900,000, all of which is expected to be incurred by mid-1999. In addition, because the Company's products are often interfaced with a customer's existing third-party applications, the Company's products may experience difficulties interfacing with third-party non-compliant applications. Any unexpected difficulties in implementing Year 2000 solutions for the installed Alltel or Emtek products or difficulties in interfacing with third-party products could have a material adverse effect on the Company's business, financial condition and results of operations.

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

       BALANCE SHEET

       INITIAL PUBLIC OFFERING
       Effective August 6, 1998, Eclipsys completed an initial public offering. Net proceeds from the offering were $66.0 million, including proceeds from the exercise of the underwriters' over-allotment option. The Company used the net proceeds from the offering to redeem the outstanding shares of the Company's mandatorily redeemable preferred stock, repay the principal balance and accrued interest on acquisition related debt and to repay amounts outstanding under the Company's revolving credit facility.

       Concurrent with the initial public offering, all classes of preferred stock were converted to common stock.

       OTHER CURRENT ASSETS
       Other current assets increased during the nine months ended September 30, 1998 primarily related to prepaid royalty fees, software maintenance and a receivable from Motorola of $9.6 million (as of acquisition date) that is due within one year for working capital purposes.

       INTANGIBLE ASSETS
       Intangible assets decreased during the nine months ended September 30, 1998 primarily due to the Alltel Renegotiation and amortization during the period. In connection with the Alltel Renegotiation, the Company recorded a reduction of $9.2 million to goodwill. As a result of this transaction, the Company recorded a nonrecurring charge of $7.2 million.

       OTHER ASSETS
       Other assets increased during the nine months ended September 30, 1998 primarily due to a strategic minority investment in Simione, purchasing approximately 4.9% of Simione's outstanding common stock from certain stockholders of Simione for $5.6 million.

       RECENT DEVELOPMENTS
       On October 29, 1998, the Company entered into a merger agreement to acquire Transition Systems, Inc. ("TSI") for approximately $270.0 million in stock. Under the terms of the agreement, each share of TSI stock will be converted using a fixed exchange rate of .525 shares of the Company's stock, with no collar. The transaction, which is subject to regulatory as well as stockholder approval, will be accounted for as a pooling of interests and is anticipated to close by the end of January 1999.

       LIQUIDITY AND CAPITAL RESOURCES

       During the nine months ended September 30, 1998, the Company generated $15.2 million in cash flow from operations. The Company used $27.8 million in investing activities, which was primarily the result of the payment related to the Alltel Renegotiation and the investment in Simione. Financing activities provided an additional $20.1 million, primarily due to the initial public offering partially offset by the redemption of the mandatorily redeemable preferred stock, the repayment of the acquisition related debt and the repayment of the amounts outstanding under the Company's revolving credit facility.

       As of September 30, 1998, the Company had no outstanding borrowings under its $50.0 million revolving credit facility.

       As of September 30, 1998, the Company had $12.3 million in cash and short-term investments.

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

            (iv.)      The Company registered 4,830,000 shares. The aggregate
                      offering price of the shares registered and sold by the Company was $72,450,000

            (v.) The actual expenses incurred for the account of the Company in connection with the offering were as follows (amounts represent estimates except for Underwriters discount):

                         Underwriting discount                        $ 5,071,500
                         SEC registration fee                              40,000
                         NASD filing fee                                   10,000
                         NASDAQ National Market listing fee               105,000
                         Transfer Agent and Registrar fees                 10,000
                         Accounting fees and expenses                     400,000
                         Legal fees and expenses                          450,000
                         Printing and mailing expenses                    415,000
                         Other                                            270,000
                                                                      -----------
                                                                      $ 6,771,500

                         Payment of expenses were to persons other than directors, officers, general partners of the Company or their associates, persons owning 10% or more of the equity securities of the Company or affiliates of the Company.

            (vi.) The net offering proceeds to the Company after expenses were approximately $66.0 million.

            (vii.)    The Company used the proceeds as follows:

                         Redemption of mandatorily redeemable preferred stock        $38,771,443
                         Repayment of acquisition related debt                         3,926,405
                         Repayment of amounts outstanding under revolving
                                credit facility                                       18,500,000
                         Purchase of short-term investments, net of working
                                capital requirements                                  4,846,152
                                                                                   -------------
                         -----
                                                                                     $66,044,000

            (viii.)      Not applicable

       ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
       During the quarter ended September 30, 1998, the Company submitted to a vote of its stockholders through the solicitation of written consents under Section 128 of the General Corporation Law of the State of Delaware the proposal to remove Jeffrey Fox from the Board of Directors. Written consents dated August 5, 1998 were received from stockholders. A total of 13,426,243 votes (out of 17,497,368 shares eligible to vote on the matter) were cast in favor of the proposal to remove Mr. Fox from the Board of Directors. The share numbers do not reflect the two-for-three stock split that occurred subsequent to the stockholder vote.


       ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
       (a) Exhibits: See Index to exhibits.
       (b) Reports on Form 8-K: Filed with the Securities and Exchange Commission on October 30, 1998

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              ECLIPSYS CORPORATION



       Date:  November 16, 1998
                                         ----------------------------
                                              Robert J. Vanaria
                                              Chief Financial Officer

                              ECLIPSYS CORPORATION
                                  EXHIBIT INDEX

       EXHIBIT
          NO.                      DESCRIPTION
       -------                     -----------

       2        Agreement and Plan of Merger
       27       Financial Data Schedule (for SEC use only).