Form 10-K
period 1998-12-31
ECLIPSYS CORP
filed 1999-03-26
CIK 1034088

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ------------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                         COMMISSION FILE NUMBER: 000-24539

                               ---------------------
                               ECLIPSYS CORPORATION
              (Exact name of registrant as specified in its charter)

                  DELAWARE                                       65-0632092
          (State of Incorporation)                (I.R.S. Employer Identification Number)

                            777 EAST ATLANTIC AVENUE
                                   SUITE 200
                             DELRAY BEACH, FLORIDA
                                     33483
                    (Address of principal executive offices)

                                 (561)-243-1440
              (Registrant's telephone number, including area code)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  Common Stock, $.01
                                   par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock (Common Stock) held by non-affiliates of the registrant as of March 10, 1999 based upon the closing price of the Common Stock on the Nasdaq National Market for such date, was $392,384,416.

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                                                                   SHARES
                                                              OUTSTANDING AS OF
CLASS                                                          MARCH 10, 1998
-----                                                         -----------------
Common Stock, $.01 par value................................     31,101,547
Non-voting Common Stock, $.01 par value.....................        597,621

                      DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the Company's definitive Proxy Statement to be used in connection with the annual meeting of stockholders to be held on April 21, 1999 and to be mailed to stockholders on or about March 30, 1999, are incorporated by reference into Part III of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

     This report contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the forgoing, the words "believes," "anticipates," "plans," "expects," "intends" and similar expressions are intended to identify forward-looking statements. The important factors discussed below under the caption "Certain Factors that May Affect Future Operating Results/Risk Factors," among others, could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management from time to time. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 1. BUSINESS

OVERVIEW

     Eclipsys (the "Company") is a healthcare information technology company delivering solutions that enable healthcare providers to achieve improved clinical, financial and administrative outcomes. Eclipsys offers an integrated suite of healthcare products in five critical areas -- clinical management, access management, patient financial management, strategic decision support and integration. These products can be purchased in combination to provide an enterprise-wide solution or individually to address specific needs. Eclipsys' products have been designed specifically to deliver a measurable impact on outcomes, enabling Eclipsys' customers to quantify clinical benefits and return on investment in a precise and timely manner. Eclipsys' products can be integrated with a customer's existing information systems, which Eclipsys believes reduces overall cost of ownership and increases the attractiveness of its products. Eclipsys also provides outsourcing, remote processing and networking services to assist customers in meeting their healthcare information technology requirements. Eclipsys markets its products primarily to large hospitals, academic medical centers and integrated health networks. Eclipsys has one or more of its products installed or being installed in over 1,300 facilities. To provide direct and sustained customer contact, Eclipsys maintains decentralized sales, implementation and customer support teams in each of its eight North American regions. Eclipsys' field sales force has an average of 18 years of experience in the healthcare industry.

     Eclipsys was formed in December 1995 and has grown primarily through a series of acquisitions, all completed since January 1997. The first three acquisitions were accounted for utilizing the purchase method of accounting and accordingly Eclipsys' financial statements reflect the results of these businesses from the date acquired. These acquisitions were (1) the acquisition of ALLTEL Healthcare Information Services, Inc. ("Alltel") in January 1997, (2) the acquisition of SDK Medical Computer Services Corporation ("SDK") in June 1997 and (3) the acquisition of the North American operations of Emtek Healthcare Systems, a division of Motorola, Inc. ("Emtek"), in January 1998. The fourth acquisition was a merger with Transition Systems, Inc. ("Transition"), effective on December 31, 1998, and was accounted for as a pooling of interests. Accordingly, Eclipsys' financial results have been retroactively restated as if the Transition transaction had occurred as of the earliest period presented. In addition, Transition had acquired HealthVISION, Inc. ("HealthVISION") in December 1998, shortly before the closing of Eclipsys' acquisition of Transition. These transactions, together with internally generated growth, have resulted in revenues of $183.3 million in 1998 on the pro forma basis as if the acquisitions occurred on January 1, 1998.

     A fifth acquisition, a merger with PowerCenter Systems, Inc. ("PCS"), was completed in February 1999 and will be accounted for as a pooling of interests. Because this acquisition occurred subsequent to December 31, 1998, it is not reflected in Eclipsys' financial results for the periods presented in this report.

COMPETITIVE STRENGTHS

     Eclipsys believes that its products and services, focus on physicians' needs, leading technology, strategic relationships, management team and well-positioned customer base are competitive strengths that will enable it to capitalize on continued opportunities for growth.

-- Comprehensive Product Offering. Through acquisitions and internal development, Eclipsys has assembled a comprehensive suite of products that perform core functions in the five areas Eclipsys believes are most critical to its customers -- clinical management, access management, patient financial management, strategic decision support and integration. Eclipsys' approach is to integrate the individual products to provide a comprehensive healthcare information technology solution. Eclipsys' product strategy has been to acquire or develop industry-leading products in each core category and then integrate them to provide a comprehensive healthcare information technology solution.

-- Physician-Oriented Products. Eclipsys' clinical products are designed to reflect and support the way physicians work and include features such as alerts, reminders, just-in-time clinical decision support, sub-second response times, an intuitive graphical user interface, continuous event monitoring and a customizable rules and protocol engine. This focus on the physician is central to Eclipsys' product strategy. Eclipsys believes that physicians are key decision-makers in the trend toward the use of healthcare information technology solutions to improve work processes and outcomes across the continuum of healthcare delivery.

-- Leading Technology. Eclipsys recently announced the development of, and has commenced migrating its products to, its new structured object layered architecture ("SOLA"). SOLA is a browser-enabled, multi-tiered, database-neutral architecture that supports multiple platforms and can be used across a broad range of computing environments from client-server systems to legacy mainframes. SOLA is designed to facilitate the integration of Eclipsys' products with its customers' existing systems, as well as with future products developed or acquired by Eclipsys.

-- Strategic Relationships. One of Eclipsys' important strategic relationships is with Partners HealthCare System, Inc. ("Partners"), including two of its hospital subsidiaries, Brigham and Women's Hospital, Inc. ("Brigham") and Massachusetts General Hospital ("MGH"). This relationship provides intensive physician-driven research and development for new and existing products, testing and development support. In addition, Brigham and MGH, academic medical centers affiliated with Harvard Medical School, provide potential forums for training future users and customers. Eclipsys also has relationships with other academic medical centers, which also provide testing and development support.

-- Proven Management Team with Successful Track Record. Eclipsys' senior management team averages over 22 years in the healthcare and information technology industries and includes four former chief executive officers. Harvey J. Wilson, Chairman of the Board and Chief Executive Officer of Eclipsys, was a co-founder of Shared Medical Systems Corporation ("SMS"). Eclipsys believes that the range and depth of its senior management team position it to address the evolving requirements of its customers and to manage the growth required to meet its strategic goals.

-- Well-positioned Customer Base. Eclipsys' customers include large hospitals, integrated health networks and academic medical centers. Eclipsys believes that these entities are generally the first to adopt new technology and are the drivers of industry consolidation. Management believes that Eclipsys' commitment to quality, innovation, rapid product implementation and ongoing customer support has enabled it to build and maintain strong and stable customer relationships and positions it to capitalize on the opportunities for growth within its existing customer base.

INDUSTRY

     In recent years, the healthcare industry has undergone, and continues to undergo, radical and rapid change. The increasing cost of providing healthcare has led the government sector, followed by the private sector, to develop new payment mechanisms that encourage healthcare providers to contain costs. This has caused the provider reimbursement environment to move away from the indemnity model, characterized by fee-for-service arrangements and traditional indemnity insurance, toward the managed-care model, in which providers are aligned within networks and healthcare delivery must follow plan-established rules to qualify for reimbursement. As a result, the emphasis of healthcare providers has shifted from providing care regardless of cost to providing high-quality care in the most cost-effective manner possible. Many providers are realizing that the traditional method of cost containment -- cutting expenses -- is not by itself enough to maintain their competitiveness in the face of these pressures. Management believes that providers must also improve the processes by which healthcare is provided, including improving the quality of care, the efficiency with which it is delivered and patient and provider satisfaction. In particular, healthcare providers are focusing on avoiding costly adverse clinical events.

     The pressures to achieve successful clinical outcomes more efficiently while managing costs more effectively has led to significant industry consolidation, as healthcare providers seek to offer and control the full continuum of healthcare. The result has been the development of large integrated health networks. These are comprehensive vertical networks of healthcare providers, typically organized around an anchor hospital, and include physicians, outpatient facilities, laboratories, radiology facilities, home healthcare providers and long-term and rehabilitative facilities. As these networks grow larger and more dispersed, the challenge of effectively managing and delivering information throughout the enterprise also increases.

     Traditional healthcare information systems are limited in their ability to support restructuring of healthcare delivery processes or the evolving requirements of integrated health networks. Such systems have generally been financially oriented, focusing primarily on the ability to capture charges and generate bills. Many information technology vendors have attempted to apply their existing financially oriented systems to meet the demand for clinical solutions. However, because these systems were not originally developed to address clinical requirements, they often lack the basic structure and functionality to support better overall management of costs, care quality, outcome measurement and patient satisfaction across the healthcare delivery continuum. Moreover, because these vendors historically developed and marketed such systems primarily to financial managers, physicians, who influence a significant portion of variable healthcare costs, were often excluded from the design of healthcare information systems and from the system selection process. In addition, traditional systems were typically designed to operate in a single facility, which has made them less effective in today's widely dispersed integrated health networks.

     The growth of the managed care environment and the rise of integrated health networks has created an opportunity for new healthcare information technology products and services. Healthcare providers are increasingly demanding integrated solutions that offer all of the core functions required to manage the entire healthcare delivery process. These core functions include clinical management, access management and patient financial management functions. In addition, large and widely spread health networks require decision support tools that permit them to effectively analyze past performance, model new plans for the future and measure and monitor the effectiveness of those plans -- to measure clinical results and return on investment and to support process improvement. These solutions must also allow providers to preserve their investment in existing legacy applications and technologies, which often are significant and vary from facility to facility. Finally, active physician use of healthcare information technology is necessary for these solutions to improve clinical outcomes. Eclipsys believes that active physician use will increase as information technology solutions provide greater functionality, including alerts, reminders, sub-second response times, just-in-time clinical decision support, an intuitive graphical user interface and the ability to log on to the system remotely.

     Historically, the healthcare industry has invested relatively less in technology compared to certain other industries. Eclipsys believes that healthcare providers are realizing that a relatively small investment in healthcare information technology can significantly reduce variable costs. As a result of industry trends, healthcare providers are making significant investments in healthcare information technology solutions that capitalize on evolving information management technologies. Industry analysts estimate that healthcare organizations spent approximately $17 billion in 1997 for information technology solutions, and anticipate that such expenditures will increase to approximately $28 billion annually by 2002.

STRATEGY

     Eclipsys' objective is to become the leading provider of healthcare information technology solutions to meet the needs of the healthcare industry as it consolidates and evolves. Key elements of Eclipsys' strategy to achieve this objective include:

     Provide Comprehensive, Integrated Healthcare Information Technology Solutions. Eclipsys is focusing on providing a full suite of clinical management, access management, patient financial management, strategic decision support and integration solutions. Eclipsys' products are designed to be:

     -- responsive to physicians' needs for alerts, reminders, sub-second response times, continuous event monitoring and practice-specific clinical information, rules, and protocols which provide just-in-time clinical decision support;

     -- outcomes-oriented, so customers can easily determine clinical benefits and return on investment; and

     -- user-friendly through an intuitive graphical user interface. Eclipsys believes that its healthcare information technology solutions facilitate the clinical and business decision process, enabling its customers to improve their overall work processes, clinical outcomes and return on investment.

     Further Penetrate Existing Customer Base. Eclipsys believes there is a significant opportunity to sell its integrated healthcare technology solutions to its existing customers. Eclipsys has at least one of its products installed or being installed at over 1,300 facilities. Of these customers, only a few have an enterprise-wide healthcare information system. Eclipsys believes that it is well-positioned to capitalize on the growth opportunity within its existing customer base as a result of several factors:

     --   its broad, integrated product suite;

     -- the ability of its products to work with a customer's existing information systems;

     --   the ability to document clinical benefits and return on investment;

     --   management's industry experience and relationships;

     -- alignment of its pricing and payment schedule with the value received by its customers; and

     --   its ongoing customer support and service programs.

     Employ a Targeted Marketing Approach. Eclipsys' target market primarily includes large hospitals, integrated health networks and academic medical centers. Eclipsys believes that these entities are the first to adopt new technology and are the drivers of industry consolidation. As the size and complexity of these customers grow, their need for integrated information technology solutions increases. Eclipsys has identified potential new customers, including those who are currently relying on legacy systems that lack the functions and features such customers require, and is targeting decision makers within these entities. In particular, Eclipsys believes that physicians are becoming increasingly involved in the information technology selection process as recent technological developments and the impact of managed care have increased the utility of information systems to physicians. Eclipsys believes that its clinically oriented, physician-designed products provide it with an advantage as it competes for business. Eclipsys also leverages the extensive industry experience of its senior management and sales force, as well as its strategic relationships with leading institutions such as Brigham and MGH, to pursue this opportunity.

     Continue to Enhance and Develop New Solutions. Eclipsys intends to continue upgrading existing products and developing new solutions to meet the evolving healthcare information needs of its customers. For example, Eclipsys is currently focusing on migrating its products to SOLA, which is designed to facilitate the integration of new and existing applications as they are developed or acquired by Eclipsys with legacy systems of its customers. Eclipsys has a team of approximately 400 internal research, development and technical support professionals dedicated to developing, enhancing, supporting and commercializing new and enhanced healthcare information technology products. Eclipsys also has an exclusive right of first offer to commercialize new information technologies developed in connection with Partners. In addition, Eclipsys' relationship with Partners allows it to test new and existing products in a potential forum that provides feedback from medical and administrative users, which Eclipsys believes gives it a competitive advantage in developing new products.

     Pursue Selected Acquisitions. Eclipsys intends to continue pursuing selected acquisitions that will enhance its product line, customer base, technological capabilities and management team. Historically,

Eclipsys has experienced significant growth through acquisitions, and intends to continue to target acquisitions that will help it achieve its overall strategic goals. Eclipsys also believes that such transactions will provide it with the opportunity to leverage its existing sales, marketing and development teams and offer the potential to achieve operating synergies across the organization.

PRODUCTS

     Eclipsys' products perform the core information technology functions required by integrated health networks and other healthcare providers across the entire continuum of healthcare. These functions include (i) clinical management,
(ii) access management, (iii) patient financial management, (iv) strategic decision support and (v) integration.

-- Sunrise Clinical Manager products assist the physician and other clinicians in making clinical decisions throughout the care process. These systems give physicians and other clinicians immediate access to complete and up-to-date patient records at all stages, enable physicians to enter on-line orders for specialized services, such as radiology or laboratory testing and prescriptions, provide clinical rules to facilitate clinical decisions and alert the physician to potential adverse reactions.

-- Sunrise Access Manager products provide access to patient information from any point in the healthcare delivery system and coordinate the gathering of additional patient data at each stage of the patient encounter. Access Manager also coordinates the scheduling of patient appointments throughout the treatment process and includes an enterprise-wide master person index.

-- Sunrise Patient Financial Manager products coordinate compliance with managed-care contract reimbursement terms, patient billing and collection and third-party reimbursement. These products support the growing trend toward the centralized business office, which manages compliance with managed-care contracts across the entire healthcare enterprise and for all stages of the healthcare continuum.

-- Sunrise Decision Support Manager products create an integrated clinical and financial repository to support the management process of analyzing past clinical, operational and financial performance; modeling new approaches for the future; transforming those models into actionable plans; and measuring and monitoring actual practice against those plans.

-- Sunrise Integration Manager products provide tools to enable the integration of data from existing legacy systems while undergoing systematic replacement of those systems.

     These products enable Eclipsys to offer a comprehensive line of core applications that can be purchased individually or combined to form a fully integrated single-source information technology solution. Most of Eclipsys' products are functional in several different healthcare settings, including ambulatory care, critical care and acute care.

     The Sunrise Clinical Manager suite, the Sunrise Access Manager suite, the Sunrise Patient Financial Manager suite, the Sunrise Decision Support Manager suite and the Sunrise Integration Manager suite are generally available to Eclipsys' customers.

SUNRISE CLINICAL MANAGER

     Sunrise Clinical Manager is a physician-oriented application that provides patient information to the physician and other clinicians at the point-of-care anywhere in the healthcare continuum, allows a physician to quickly and efficiently enter orders directly into the system and provides clinical decision support at the time of order entry. The functionality of the Sunrise Clinical Manager suite is derived from Alltel's TDS 7000 Series, Emtek's Continuum 2000 application, the BICS program developed at Brigham and licensed from Partners and from HealthVISION's CareVISION product. Eclipsys has used the former CareVISION product as the foundation on which to incorporate the selected best features of the other heritage programs to integrate into its Sunrise Clinical Manager suite. Eclipsys continues to enhance and support these heritage products for its installed customer base in order to allow these customers to make the transition to the Sunrise Clinical Manager suite over time. Sunrise Clinical Manager includes the following features:

     -- Health Data Repository, which permanently stores clinical and financial information into patient care records that are easily and quickly accessible in ambulatory, acute care and other healthcare settings.

     -- Sunrise Viewer, which provides physicians with access to patient information, such as complete patient records covering treatments at both ambulatory and acute care facilities, whether they are accessing the records from within the healthcare facility or a remote location.

     -- Clinical documentation, which gathers and presents organized, accurate and timely patient information. The application creates an electronic patient chart, accepting and arranging input from caregivers, laboratories or monitoring equipment.

     -- Order entry, communication and management, which enables physicians to enter on-line prescriptions and orders for laboratory or diagnostic tests or procedures. The application also routes the order to the appropriate department or party within the organization for fulfillment.

     -- Knowledge-Based Orders, which is a clinical, decision support system that activates automatically during the order entry process. This sophisticated system provides real-time guidance to physicians by alerting them to possible problems with or conflicts between newly entered orders and existing patient information using the system's rules database. A comprehensive set of clinical rules developed by physicians is available with Knowledge-Based Orders. Customers can modify these existing rules or can develop their own clinical rules.

     -- Clinical decision support, which is a continuous event monitoring system. Clinical decision support triggers alerts, which can include e-mail or pager notification, upon the occurrence of a specified change in a patient's condition or any other physician-designated event, such as the delivery of unfavorable laboratory results. The application tracks new patient data, relates it to information already in the system for that patient, identifies significant new relationships, alerts the physician to the changed relationship and prompts corrective actions on a real-time basis.

     -- Clinical pathways and scheduled activities list, which provide access to standardized patient care profiles and assist in the scheduling and monitoring of procedures. These applications provide listings of clinical treatment procedures for individual patient care and generate scheduled activities lists in each department based on information from those lists. This allows the resources of a department to be deployed in the most effective and efficient manner.

     Eclipsys is currently developing a clinical reporting application, which will provide periodic reports to physicians enabling them to identify their practice group's clinical performance. Eclipsys is also developing referral and medical management features, which will allow a physician to refer a patient instantly to another healthcare provider with appropriate patient information attached to the referral.

SUNRISE ACCESS MANAGER

     Sunrise Access Manager enables the healthcare provider to identify the patient at any point in the healthcare delivery system and to collect and maintain patient information throughout the entire continuum of patient care on an enterprise-wide basis. The single database structure of Sunrise Access Manager permits simultaneous access to the entire patient record from any access point on the system. The Sunrise Access Manager suite is based primarily on the SDK products, which Eclipsys has integrated with its other product offerings and has continued to enhance. It also includes the Enterprise Person Identifier from Transition. The elements of Sunrise Access Manager include:

     -- Patient registration/ADT, which is used to register a patient in an ambulatory setting, and to admit, discharge and transfer patients in an acute care setting. Patient information -- such as demographics, personal contacts, primary-care provider, allergies or medications, health history, employment and insurance coverage -- is taken at the patient's initial visit and is immediately accessible on-line to all authorized personnel across the enterprise. Subsequent visits require only confirmation and updates as necessary. Visit-specific information, such as the date and the reason for the visit, the care provided and the caregivers providing service, is collected at each visit.

     -- Patient scheduling and resource management, which is used to schedule patient appointments across an organization from any location within the enterprise. The application has the flexibility to provide for patient preferences and resource availability.

     -- Enterprise Person Identifier, which is a single index of all patients and healthcare plan members within a healthcare provider's system. Records can be accessed from the index by searching a variety of characteristics, such as name, Social Security number or other demographic data, including a combination of several characteristics. Enterprise Person Identifier works with most existing legacy systems as well.

     Sunrise Access Manager also includes managed care support features such as verifying insurance eligibility on-line and compliance with managed care plan rules and procedures, as well as medical records abstracting, which compiles patient data into statistical information. The integrated nature of Sunrise Access Manager allows healthcare providers to complete pre-registration as part of the scheduling process and view patient records from multiple sites within an enterprise. This eliminates the generation of redundant records, thereby saving both patient and caregiver time, and permits the efficient scheduling of resources throughout the organization.

SUNRISE PATIENT FINANCIAL MANAGER

     Sunrise Patient Financial Manager uses a single, integrated database for patient accounting processes, including the automatic generation of patient billing and accounts receivable functions, a system of reimbursement management to monitor receivables, the automation of collection activities and contract compliance analysis, as well as follow-up processing and reporting functions. Billing and receivables management activities are automated through rules-based processing and can be customized to reflect each organization's specific procedures. This product suite supports the growing trend toward the centralized business offices for multiple entities, which improves compliance with managed care contracts across the entire enterprise and at all stages of the healthcare delivery continuum. The Sunrise Patient Financial Manager suite is based primarily on the products acquired in the SDK acquisition, which Eclipsys has integrated with its other product offerings and has continued to enhance. Sunrise Patient Financial Manager includes the following functions:

     -- Patient accounting, which automates the patient billing and accounts receivable functions. For bill generation, the application incorporates rules-based calculations of expected reimbursement and provides users with the option for automatic generation of contractual allowances at the time of billing or the time of payment. Rules may be generated for each insurance plan accepted by an organization. Receivables management functions include account write-offs, on-line work lists of accounts requiring follow-up, extensive account comments and standard and ad hoc reporting. Paperless processing is achieved through real-time inquiry, editing, sorting, reporting, commenting and updating from other applications, including modules in Sunrise Access Manager and Sunrise Clinical Manager.

     -- Contract management, which includes a repository for the payment terms, restrictions, approval requirements and other rules and regulations of each insurance plan and managed care contract accepted by an organization. Contract management is used in conjunction with other Sunrise products to ensure that patient care complies with these rules and regulations.

     -- Reimbursement management, which facilitates monitoring receivables, performing collection activity, reconciling with third parties and analyzing contract compliance and performance.

SUNRISE DECISION SUPPORT MANAGER

     Sunrise Decision Support Manager creates a clinical and financial data repository by integrating data from across the enterprise. Sunrise Decision Support Manager gathers information from the many different departmental information systems through interfaces that enable concurrent updating of distributed data. The data can then be analyzed to determine the patient-level costs of care and identify areas for improvement. This information allows the organization to evaluate its cost structure, make changes in clinical processes to reduce costs and accurately price reimbursement contracts on a profitable basis. Sunrise Decision Support Manager also analyzes and measures clinical process and outcomes data, helping to identify the practice patterns that most consistently result in the highest quality at the lowest cost. In addition, Sunrise Decision Support Manager includes capabilities for case mix, reimbursement and utilization management, cost and profitability analysis, strategic planning, modeling and forecasting. Sunrise Decision Support is an important component of the customers' ability to measure and document improved clinical outcomes and return on investment. The Sunrise Decision Support Manager suite is based primarily on products acquired in the Transition Merger.

SUNRISE INTEGRATION MANAGER

     Sunrise Integration Manager provides tools to enable the integration of data from existing legacy systems. As integrated health networks form, the individual entities within the emerging network will have their own information systems. It is important that the clinical and financial data in these disparate systems be integrated to provide an enterprise-wide view. The applications in Integration Manager create this required integration.

OTHER PRODUCTS

     Other Eclipsys' products include OpenHUB which Eclipsys distributes under a license. OpenHUB is Eclipsys' interface engine, which provides a fast, flexible means of integrating systems and data, allowing an organization to select the best data processing solution regardless of the hardware or software platforms.

     To extend the capability of Sunrise Clinical Manager to the ambulatory setting, Eclipsys has entered into a remarketing agreement with Medicalogic for the Logician product.

     Eclipsys recently announced its acquisition of PowerCenter Systems, Inc. and its enterprise resource planning products. These products will be integrated into the Sunrise enterprise suite of products as Sunrise Resource Planning (ERP) Manager.

     Eclipsys and Simione Central Holdings, Inc. ("Simione") have entered into a Remarketing Agreement pursuant to which Eclipsys has the right to distribute certain Simione software products designed for home healthcare providers.

     In connection with providing healthcare information technology solutions, Eclipsys also sells hardware to its customers.

STRUCTURED OBJECT LAYERED ARCHITECTURE (SOLA)

     Eclipsys recently announced the development of, and has commenced migrating its products to, SOLA, which Eclipsys believes will facilitate integration, enhance automation, increase reliability and improve security and workflow processes. SOLA draws on a thin-client architecture to integrate business logic with an intuitive graphical user interface thereby enhancing automation and reducing the cost of ownership. This thin-client architecture enables the user interface to be improved without disturbing the core application set and facilitates integration of Eclipsys' products with new operating systems, display environments and devices. SOLA also features a high performance rules engine to implement a sizable portion of the business logic for Eclipsys' products. These rules guide clinical and business workflow, clinical decision support for order entry, clinical and financial event monitoring and screen logic, enabling structured development of new applications while maintaining consistency across applications. Because the rules are managed and stored as data, customers are able to update the business logic without modifying and distributing new code. This enables customers to reduce programming expenses, while enhancing the flexibility of Eclipsys' applications and facilitating their rapid adoption. SOLA features a seamless and consistent architecture which promotes reliability for mission-critical applications and fault tolerance. SOLA also uses advanced technology to maintain security across both the Internet and organization Intranets. This ability to support secure communications and incorporate reliable protocols for authenticating users and services permits the confidentiality of patient information to be maintained. Certain products being migrated to SOLA are currently undergoing field trials in several locations.

SERVICES

     Drawing on the functionality and flexibility of its software products, Eclipsys offers a range of professional services as part of its healthcare information technology solutions. These services include outsourcing, remote processing, network services and business solutions.

     Outsourcing Services. Outsourcing Services typically involve Eclipsys assuming the management of the customer's entire information technology function on-site using Eclipsys' employees. Outsourcing Services include Facilities Management, Network Outsourcing and Transition Management.

     Facilities Management enables customers to improve their information technology operations by having Eclipsys assume responsibility for all aspects of the customer's information technology operations, from equipment to human resources.

     Network Outsourcing provides customers with total healthcare information network support, relieving the customer of the need to secure and maintain expensive resources in a rapidly changing technological environment.

     Transition Management offers customers a solution for migrating their information technology to new processes, technologies or platforms without interfering with the existing rules and initiatives critical to the delivery of healthcare.

     Remote Processing Services. Remote Processing Services include complete processing of an enterprise's applications from Eclipsys' site using Eclipsys' equipment and personnel. This service frees an organization from having to maintain the environment, equipment and technical staff required for systems processing and offers support for an organization's fault management, configuration management and utilization management processes.

     Network Services. Network Services is a comprehensive package of services allowing Eclipsys' customers to receive critical data quickly and accurately without incurring a substantial increase in cost. Eclipsys assesses changes in network utilization and function, forecasts any necessary upgrades to accommodate growth of the customer and designs any changes necessary to provide the customer with the required performance and functionality. Eclipsys offers its services in various forms ranging from on-site assistance on a time and expense basis to complete turnkey project deliveries with guaranteed fixed price rates and outcomes.

     Business Solutions. This new service focuses on aiding Eclipsys customers in achieving improved return on investment through their use of information obtained from Eclipsys products.

IMPLEMENTATION, PRODUCT SUPPORT AND TRAINING

     Eclipsys believes that a high level of service and support is critical to its success. Furthermore, Eclipsys believes that a close and active service and support relationship is important to customer satisfaction and provides Eclipsys with important information regarding evolving customer requirements and additional sales opportunities. To facilitate successful product implementation, Eclipsys' consultants assist customers with initial installation of a system, conversion of a customer's historical data and ongoing training and support. This also includes Year 2000 consulting, programming and conversion services to help customers prepare for transition and to address Year 2000 compliance and performance issues. In addition, 24-hour telephone support is available and Eclipsys offers electronic distribution to provide clients the latest information regarding Eclipsys' products. Eclipsys also provides regular maintenance releases to its customers. Eclipsys' service and support activities are supplemented by comprehensive training programs, including introductory training courses for new customers and seminars for existing customers, to educate them about the capabilities of Eclipsys' systems.

PRICING

     Historically, Eclipsys has employed a traditional software pricing and payment model in which the entire software license fee is payable upon commencement of the license, service fees are paid as performed and maintenance fees, typically equal to a fixed percentage of the license fee, are paid over the life of the license. More recently, Eclipsys has begun to offer a variety of creative pricing models in furtherance of its philosophy that pricing and payment schedules should be closely aligned with the value received by the customer. Eclipsys encourages customers to elect a payment schedule that spreads software license payments, together with service fees and maintenance fees on a bundled basis, regularly over the life of the license. In addition, Eclipsys has commenced offering software license and maintenance fees that vary with the amount of patient traffic serviced by the customer, enabling the customer to analyze the cost on a per-case basis. Eclipsys also encourages customers to consider pricing models in which Eclipsys' primary compensation takes the form of sharing in cost savings or other performance benefits realized by the customer. The pricing of Eclipsys' contracts can vary significantly, depending upon the pricing model, product configuration and features, and implementation.

CUSTOMERS, MARKETING AND SALES

     Eclipsys' marketing and sales efforts focus on large hospitals, integrated health networks and academic medical centers. Eclipsys sells its products and services in North America exclusively through its direct sales force. To provide direct and sustained customer contact, management of the sales force is decentralized, with nine regional presidents having primary responsibility for sales and marketing within their regions. Some multi-region accounts are managed by national account representatives. Within each region, the direct sales force is generally organized into two groups, one focused principally on generating sales to new customers and the other focused on additional sales to existing customers. The direct sales force works closely with Eclipsys' implementation and product line specialists. Eclipsys' field sales force has an average of 18 years of experience in the healthcare industry. A significant component of compensation for all direct sales personnel is performance based, although Eclipsys bases quotas and bonuses on a number of factors in addition to actual sales, including customer satisfaction and accounts receivable performance.

     Eclipsys has customers in Belgium, France, the Netherlands, the United Kingdom, Germany, Canada, Australia, New Zealand, Singapore and Japan. International sales representatives generally report to the Regional President of the International Region and are responsible for all customers within their sales regions. Eclipsys may also use sales agents to market its products internationally.

RESEARCH AND DEVELOPMENT

     Eclipsys believes that its future success depends in large part on its ability to maintain and enhance its current product line, develop new products, maintain technological competitiveness and meet an expanding range of customer requirements. A significant portion of Eclipsys' research and development and product testing effort is performed in conjunction with physicians at Brigham, MGH and other academic medical centers. Eclipsys' current development efforts are focused on the migration of its products to the SOLA architecture and the development of additional functionality and applications for its existing products. Eclipsys believes that the open, integrated nature of its SOLA architecture will facilitate the development of applications without the need for major rewriting or reconfiguration of code. As of March 5, 1999, Eclipsys' research, development and technical support organization consisted of approximately 400 employees. Eclipsys' research and development expenses were $40.5 million for 1998, on the pro forma basis described herein.

COMPETITION

     The market for Eclipsys' products and services is intensely competitive and is characterized by rapidly changing technology, evolving user needs and the frequent introduction of new products. Eclipsys' principal competitors include Cerner Corp., McKesson HBOC Inc., IDX Systems Corp. and SMS. Eclipsys also faces competition from providers of practice management systems, general decision support and database systems and other segment-specific applications, as well as from healthcare technology consultants. A number of

Eclipsys' competitors are more established, benefit from greater name recognition and have substantially greater financial, technical and marketing resources than Eclipsys. Eclipsys also expects that competition will continue to increase as a result of consolidation in both the information technology and healthcare industries. Eclipsys believes that the principal factors affecting competition in the healthcare information technology market include product functionality, performance, flexibility and features, use of open standards technology, quality of service and support, company reputation, price and overall cost of ownership.

PROPRIETARY RIGHTS

     Eclipsys is dependent upon its proprietary information and technology. Eclipsys relies primarily on a combination of copyright, trademark and trade secret laws and license agreements to establish and protect its rights in its software products and other proprietary technology. Eclipsys requires third-party consultants and contractors to enter into nondisclosure agreements to limit use of, access to and distribution of its proprietary information. In addition, Eclipsys currently requires employees who receive option grants under any of its stock plans to enter into nondisclosure agreements. There can be no assurance that Eclipsys' means of protecting its proprietary rights will be adequate to prevent misappropriation. The laws of some foreign countries may not protect Eclipsys' proprietary rights as fully or in the same manner as do the laws of the United States. Also, despite the steps taken by Eclipsys to protect its proprietary rights, it may be possible for unauthorized third parties to copy aspects of Eclipsys' products, reverse engineer such products or otherwise obtain and use information that Eclipsys regards as proprietary. In certain limited instances, customers can access source code versions of Eclipsys' software, subject to contractual limitations on the permitted use of such source code. Although Eclipsys' license agreements with such customers attempt to prevent misuse of the source code, the possession of Eclipsys' source code by third parties increases the ease and likelihood of potential misappropriation of such software. Furthermore, there can be no assurance that others will not independently develop technologies similar or superior to Eclipsys' technology or design around the proprietary rights owned by Eclipsys.

EMPLOYEES

     As of March 5, 1999, Eclipsys employed 1,406 people, including 398 in research, development and technical support, 686 in operations, 205 in marketing and sales, 95 in finance and administration and 22 in international operations. The success of Eclipsys depends on its continued ability to attract and retain highly skilled and qualified personnel. Competition for such personnel is intense in the information technology industry, particularly for talented software developers, service consultants, and sales and marketing personnel. There can be no assurance that Eclipsys will be able to attract and retain qualified personnel in the future. Eclipsys' employees are not represented by any labor unions. Eclipsys considers its relations with its employees to be good.

CERTAIN FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS/RISK FACTORS

     As a stockholder of Eclipsys, you should carefully consider the following risk factors together with the other information included and incorporated by reference in this document.

     Difficulty of Integrating Acquisition. Eclipsys only recently completed its acquisitions of Transition (which had just completed its acquisition of HealthVISION) and PCS, and the integration of the operations of these companies with the operations of Eclipsys is in its early stages. This integration will be difficult and time consuming. Management of the combined company will need to successfully integrate, among other things, the product offerings, the product development, sales and marketing and customer service functions, and the management information systems of both companies. In addition, the combined company will need to retain the management, key employees, customers, distributors, vendors and other business partners of both companies. The integration of these organizations may temporarily distract management from the day-to-day business of the combined company. The combined company may fail to manage this integration so as to achieve any of the anticipated synergies and other benefits that both companies had hope to achieve from the merger.

     Limited Operating History of Eclipsys; History of Operating
Losses. Eclipsys began operations in 1996 and has grown primarily through a series of acquisitions completed since January 1997. Accordingly, there is only a limited combined operating history of Eclipsys and its acquired operations upon which to base an evaluation of Eclipsys and its prospects. In addition to managing the integration with Transition, HealthVISION and PCS, Eclipsys will need to continue to integrate the operations of these other acquired businesses and to consolidate their product offerings. Eclipsys has incurred net losses in each year since its inception, including net losses of $125.0 million in 1997 and $34.7 million in 1998. These losses resulted primarily from certain write-offs related to acquisitions completed by Eclipsys during 1997 and 1998, and charges in the first quarter of 1998 related to the buyout by Eclipsys of certain obligations under an agreement entered into in connection with one of the acquisitions. Eclipsys expects to continue to incur net losses for the foreseeable future. Eclipsys cannot predict when or if it will achieve profitability.

     Management of Growth. The rapid growth in the size and complexity of Eclipsys' business as a result of its acquisitions has placed a significant strain on Eclipsys' management and other resources. To compete effectively and to manage future growth, if any, Eclipsys will need to continue to implement and improve operational and financial systems on a timely basis and to expand, train, motivate and manage its work force. The Company's personnel, systems, procedures and controls may not be adequate to support its operations.

     Risks Associated with Future Acquisitions. An important element of Eclipsys' business strategy has been expansion through acquisitions. Eclipsys expects to continue this strategy. This acquisition strategy involves a number of risks, which include:

     -- There is significant competition for acquisition opportunities in the healthcare information technology industry. Competition may intensify due to consolidation in the industry, which could increase the costs of future acquisitions. The Company will compete for acquisition opportunities with other companies, some of which may have significantly greater financial and management resources than the Company.

     -- The anticipated benefits from any acquisition may not be achieved unless the operations of the acquired business are successfully combined with those of the Company. The integration of acquired businesses requires substantial attention from management. The diversion of the attention of management and any difficulties encountered in the transition process could hurt the Company.

     -- Future acquisitions could result in the issuance of additional shares of capital stock or the incurrence of additional indebtedness, could entail the payment of consideration in excess of book value and could have a dilutive effect on the Company's net income per share.

     -- Many business acquisitions must be accounted for under the purchase method of accounting. Consequently, such acquisitions may generate significant goodwill or other intangible assets and result in substantial amortization charges to the Company. Acquisitions could also involve significant one-time charges As a result of previous acquisitions, Eclipsys recorded amortization expenses for acquisition-related intangible assets of $21.1 million in 1998, wrote off $2.4 million of in-process research and development and recorded a charge of $7.2 million related to the write-off of acquisition related intangibles. Additionally, in 1998, the Company incurred expenses related to acquisitions of approximately $5.0 million.

     Potential Fluctuations in Quarterly Performance. Eclipsys has experienced significant variations in revenues and operating results from quarter to quarter. The quarterly operating results of the Company may continue to fluctuate due to a number of factors, including:

     -- potential deferrals of sales resulting from customer concerns over the Year 2000 issue;

     --   the timing and size of future acquisitions;

     -- the timing, size and nature of the Company's product sales and implementations;

     --   the length of the sales cycle;

     -- the success of implementation efforts; market acceptance of new services, products or product enhancements by the Company or its competitors;

     --   product and price competition;

     -- the relative proportions of revenues derived from systems and services and from hardware;

     --   changes in operating expenses;

     --   personnel changes;

     --   the performance of the Company's products; and

     --   fluctuations in economic and financial market conditions.

     It is difficult to predict the timing of revenues from product sales because the sales cycle can vary depending upon several factors. These factors include the size of the transaction, the changing business plans of the customer, the effectiveness of the customer's management and general economic conditions. In addition, because revenue is recognized at various points during the term of a contract, the timing of revenue recognition varies considerably. Factors affecting the timing of revenue recognition include the type of contract, the availability of personnel, the implementation schedule and the complexity of the implementation process. Because a significant percentage of the Company's expenses will be relatively fixed, a variation in the timing of sales and implementations could cause significant variations in operating results from quarter to quarter. Eclipsys believes that period-to-period comparisons of its historical results of operations are not necessarily meaningful. You should not rely on these comparisons as indicators of future performance.

     Long Sales and Implementation Cycles. Eclipsys has experienced long sales and implementation cycles. How and when to implement, replace, expand or substantially modify an information system, or modify or add business processes or lines of business, are major decisions for customers. Furthermore, the purchase of solutions like those provided by Eclipsys typically require significant capital expenditures by the customer. The sales cycle for Eclipsys' systems has ranged from six to 18 months or more from initial contact to contract execution. Historically, Eclipsys' implementation cycle has ranged from six to 36 months from contract execution to completion of implementation. Although Eclipsys believes that the migration of its products to its new SOLA architecture will significantly shorten the implementation cycle, Eclipsys cannot provide any assurance in this regard. During the sales cycle and the implementation cycle, the Company will expend substantial time, effort and funds preparing contract proposals, negotiating the contract and implementing the solution.

     Risks Associated with Development by Eclipsys of Integrated Clinical Management Suite. Eclipsys is currently in the process of integrating selected features and functionalities from a number of heritage clinical management products acquired in its mergers and acquisitions and licensed from Partners to create the Sunrise Clinical Manager suite. This product suite is currently undergoing field trials. Although most of the key functionalities of the Sunrise Clinical Manager suite are currently available in heritage products, Eclipsys expects modules of the integrated Sunrise Clinical Manager suite to be generally available at various times throughout 1999. Eclipsys may not be successful in completing the integration of these functionalities on a timely basis. In addition, the field trials may not be successful and the Sunrise Clinical Manager suite, if and when generally available, may not meet the needs of the marketplace or achieve market acceptance.

     Competition. The Company operates in a market that is intensely competitive. The principal competitors of the Company include Cerner Corp., McKesson HBOC, Inc., IDX Systems Corp. and SMS. The Company will also face competition from providers of practice management systems, general decision support and database systems and other segment-specific applications, as well as from healthcare technology consultants. A number of existing and potential competitors are more established and have greater name recognition and financial, technical and marketing resources than the Company. Eclipsys expects that competition will continue to increase as a result of consolidation in both the information technology and healthcare industries.

     Dependence on Relationship with Partners and Other Third Parties. Eclipsys has an exclusive license granted by Partners to develop, commercialize, distribute and support certain intellectual property relating to clinical information systems software developed at Brigham. If the Company breaches certain terms of the license, Partners has the option to convert the license to a non-exclusive license. Such conversion by Partners could cause the intellectual property and the ability to develop and commercialize such intellectual property to become more widely available to competitors of the Company. Eclipsys also works closely with physicians and research and development personnel at Brigham and its affiliate, MGH, to develop and commercialize new information technology solutions for the healthcare industry and to test and demonstrate new and existing products. If the Company breaches the Partners license, the cooperative working relationship with Brigham and MGH, including future access to products developed by personnel at Brigham granted under the Partners license, could become strained or cease altogether. The loss of good relations with Brigham or MGH could hurt the ability of the Company to develop new solutions and could cause delays in bringing new products to the market. In addition, the reputation and status of the Company in the industry could be hurt.

     Additionally, the Company depends upon licenses for certain technology used in its products from a number of third-party vendors, including Computer Corporation of America, Oracle Corporation and Sterling Software (United States of America), Inc. The Company also has licenses from HCIA Inc. and Premier, Inc. for certain database management systems and other software components and clinical benchmarking data. Most of these licenses expire within one to four years, can be renewed only by mutual consent and may be terminated if the Company breaches the terms of the license and fails to cure the breach within a specified period of time. The Company may not be able to continue using the technology licensed under these licenses on commercially reasonable terms or at all. As a result, the Company may have to discontinue, delay or reduce product shipments until equivalent technology is obtained, which could hurt the Company. Transition's license from New England Medical Center, Inc. for the original version of the Transition I software is non-exclusive. The competitors of the Company may obtain the right to use any of the technology covered by the licenses and use the technology to directly compete with the Company. In addition, if the Company's vendors choose to discontinue to support the licensed technology, the Company may not be able to modify or adapt its own products going forward.

     Uncertainty in the Healthcare Industry. The Company operates in an industry subject to changing political, economic and regulatory influences. The potential impact of these industry changes include:

     -- During the past several years, the U.S. healthcare industry has been subject to an increase in governmental regulation and reform proposals. These reforms may increase governmental involvement in healthcare, continue to reduce reimbursement rates and otherwise change the operating environment for customers of the Company. Customers may react to these proposals and the uncertainty surrounding the proposals by curtailing or deferring investments, including those for the products and services of the Company.

     -- Many healthcare providers are consolidating to create larger healthcare delivery enterprises with greater market power. This consolidation could erode the customer base of the Company and could reduce the size of its target market. In addition, the resulting enterprises could have greater bargaining power, which may lead to price erosion.

     Potential FDA Regulation. The U.S. Food and Drug Administration (the "FDA") is likely to become increasingly active in regulating computer software intended for use in the healthcare setting. The FDA has recently issued a draft guidance document addressing the regulation of certain computer products and computer-assisted products as medical devices under the Federal Food, Drug, and Cosmetic Act (the"FDC Act") and has recently indicated it may modify such draft policy or create a new policy. If the FDA chooses to regulate any of the products of the Company as medical devices, it can impose extensive requirements upon the Company, including:

     -- the Company would be required to seek either FDA clearance of a pre-market notification submission demonstrating that the product is substantially equivalent to a device already legally marketed or obtain FDA approval of a pre-market approval application establishing the safety and effectiveness of the product;

     -- the Company would be required to comply with rigorous regulations governing the pre clinical and clinical testing, manufacture, distribution, labeling and promotion of medical devices; and

     -- the Company would be required to comply with the FDC Act's general controls, including establishment registration, device listing, compliance with good manufacturing practices, reporting of certain device malfunctions and adverse device events.

     If the Company failed to comply with applicable requirements, the FDA could respond by imposing fines, injunctions or civil penalties, requiring recalls or product corrections, suspending production, refusing to grant pre market clearance or approval of products, withdrawing clearances and approvals, and initiating criminal prosecution. Any final FDA policy governing computer products, once issued, may increase the cost and time to market of new or existing products.

     New Regulations Relating to Patient Confidentiality. State and federal laws regulate the confidentiality of patient records and the circumstances under which such records may be released. These regulations govern both the disclosure and use of confidential patient medical record information. Regulations governing electronic health data transmissions are evolving rapidly and are often unclear and difficult to apply. On August 22, 1996, President Clinton signed the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"). This legislation requires the Secretary of Health and Human Services (the "Secretary") to adopt national standards for certain types of electronic health information transactions and the data elements used in such transactions and to adopt standards to ensure the integrity and confidentiality of health information. The Secretary has recently issued proposed standards regarding four of the five sets of standards that are ultimately expected. Eclipsys believes that the proposed standards issued to date would not materially affect the business of the Company if adopted as proposed. Eclipsys cannot predict the potential impact of the standards that have not yet been proposed or any other standards that might be finally adopted instead of the proposed standards. The HIPAA legislation also required the Secretary to submit recommendations to Congress for legislation to protect privacy and confidentiality of personal health information. If Congress fails to enact such legislation by August 21, 1999, HIPAA requires the Secretary to promulgate such protections by regulation. Legislation governing the dissemination of medical record information is also frequently proposed and debated at the state level. Such legislation, if enacted, could require patient consent before even non-individually-identifiable (e.g., coded or anonymous) patient information may be shared with third parties and could also require that holders or users of such information implement specified security measures. These laws or regulations, when adopted, could restrict the ability of customers to obtain, use or disseminate patient information. This could adversely affect demand for the products of the Company.

     Year 2000 Issue. Eclipsys has a Year 2000 Committee whose task is evaluating the Company's Year 2000 readiness for both internal and external management information systems, recommend a plan of action to minimize disruption and execute the Company's Year 2000 plan. The Committee has developed a comprehensive checklist or Year 2000 Plan. The Year 2000 Plan covers all major and minor internal and external management information systems.

     Eclipsys believes that all of its internal management information systems are currently Year 2000 compliant and, accordingly, does not anticipate any significant expenditures to remediate or replace existing internal-use systems.

     With the exception of the Transition for Quality product (for which the Company expects to release a fully Year 2000 compliant version in early 1999), all of the products currently offered by Eclipsys are Year 2000 compliant. Some of the products previously sold by Alltel and Emtek and installed in Eclipsys' customer base are not Year 2000 compliant. Eclipsys has developed and tested solutions for these non-compliant installed products. Eclipsys currently estimates that the total cost of bringing these installed products into Year 2000 compliance, in those cases in which Eclipsys is required to do so at its own expense, will be approximately $430,000. Eclipsys expects that all of this expense will be incurred by mid-1999.

     In addition, because Eclipsys' products are often interfaced with a customer's existing third-party applications and certain Eclipsys' products include software licensed from third-party vendors, Eclipsys' products may experience difficulties interfacing with third-party non-compliant applications. Based on currently available information, Eclipsys does not expect the cost of compliance related to interactions with non-compliant third-party systems to be material.

     Unexpected difficulties in implementing Year 2000 solutions for the installed Alltel or Emtek products or difficulties in interfacing with third-party products could adversely effect the Company.

     Apprehension in the marketplace over Year 2000 compliance issues may lead businesses, including customers of the Company, to defer significant capital investments in information technology programs and software. They could elect to defer those investments either because they decide to focus their capital budgets on the expenditures necessary to bring their own existing systems into compliance or because they wish to purchase only software with a proven ability to process data after 1999. If these deferrals are significant, the Company may not achieve expected revenue or earnings levels.

     Potential for Product Liability; Security Issues. Eclipsys provides products with applications that relate to patient medical histories and treatment plans. If these products fail to provide accurate and timely information, customers could assert liability claims against the Company. The Company attempts to contractually limit its liability for damages arising from negligence, errors or mistakes. Despite this precaution, the limitations of liability set forth in these contracts may not be enforceable or may not otherwise protect the Company from liability for damages. The Company will maintain general liability insurance coverage, including coverage for errors or omissions. However, such coverage may not continue to be available on acceptable terms or may not be available in sufficient amounts to cover one or more large claims. In addition, the insurer might disclaim coverage as to any future claim. One or more large claims could exceed available insurance coverage. Litigation with respect to liability claims, regardless of its outcome, could result in substantial cost to the Company, could divert management's attention from operations and could decrease market acceptance of the Company's products. The Company has included security features in its products that are intended to protect the privacy and integrity of customer data. Despite the existence of these security features, these products may be vulnerable to break-ins and similar disruptive problems. Break-ins and other disruptions could jeopardize the security of information stored in and transmitted through the computer systems of customers. Eclipsys may need to expend significant capital and other resources to address evolving security issues.

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

     The Company believes that its ability to implement its strategic goals depends to a considerable degree on its senior management team. The loss of any member of that team or, in particular, the loss of Harvey J. Wilson, the Company's founder, Chairman of the Board and Chief Executive Officer, could have a material adverse effect on the Company's business, financial condition and results of operations.

     Rapid Technological Change and Evolving Market. The market for the Company's products and services is characterized by rapidly changing technologies, evolving industry standards and new product introductions and enhancements that may render existing products obsolete or less competitive. As a result, the Company's position in the healthcare information technology market could erode rapidly due to unforeseen changes in the features and functions of competing products, as well as the pricing models for such products. The Company's future success will depend in part upon the Company's ability to enhance its existing products and services and to develop and introduce new products and services to meet changing customer requirements. The process of developing products and services such as those offered by the Company is extremely complex and is expected to become increasingly complex and expensive in the future as new technologies are introduced. The Company recently announced the development of, and has commenced migrating its products to, SOLA . There can be no assurance that the development of SOLA or the migration of products to SOLA will be successful, that such products will meet their scheduled release dates, that the

Company will successfully complete the development and release of other new products or the migration of new or existing products to specific platforms or configurations in a timely fashion or that the Company's current or future products will satisfy the needs of potential customers or gain general market acceptance.

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

     Product Errors. Highly complex software products, such as those offered by the Company, often contain undetected errors or failures when first introduced or as new versions are released. Testing of the Company's products is particularly challenging because it is difficult to simulate the wide variety of computing environments in which the Company's customers may deploy these products. Despite extensive testing, the Company from time to time has discovered defects or errors in its products. Accordingly, there can be no assurance that such defects, errors or difficulties will not cause delays in product introductions and shipments, result in increased costs and diversion of development resources, require design modifications or decrease market acceptance or customer satisfaction with the Company's products. In addition, there can be no assurance that, despite testing by the Company and by current and potential customers, errors will not be found after commencement of commercial shipments, resulting in loss of or delay in market acceptance, which could have a material adverse effect upon the Company's business, financial condition and results of operations.

ITEM 2. PROPERTIES

     Eclipsys is headquartered in Delray Beach, Florida, where it leases office space under three separate leases expiring in March 2000, December 2001 and July 2002. In addition, Eclipsys maintains leased office space in Tempe, Arizona; Tucson, Arizona; Little Rock, Arkansas; Newport Beach, California; Sacramento, California; San Jose, California; Santa Clara, California; Santa Rosa, California; Englewood, Colorado; Alpharetta, Georgia; Atlanta, Georgia; Chicago, Illinois; Oak Brook, Illinois; Boston, Massachusetts; Mountain Lakes, New Jersey; Albany, New York; Saratoga Springs, New York; Malvern, Pennsylvania; Pittsburgh, Pennsylvania; Carrolton, Texas; New Perth, Washington; within the United States and Brussels, Belgium; Paris, France; and London, United Kingdom. These leases expire at various times ranging from June 1998 to June 2009. Aggregate rental payments under all of Eclipsys' leases were $8.5 million in 1998.

ITEM 3. LEGAL PROCEEDINGS

     Eclipsys is involved from time to time in routine litigation that arises in the ordinary course of its business, but is not currently involved in any litigation that Eclipsys believes could reasonably be expected to have a material adverse effect on Eclipsys.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the quarter ended December 31, 1998, the Company submitted to a vote of its stockholders through a special meeting of the stockholders held on December 30, 1998, the proposal to merge with Transition. A total of 13,628,706 votes (out of 19,461,642 shares eligible to vote on the matter) were cast in favor of the proposal, 8,102 voted against the proposal and 5,439 abstained.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

     Since August 6, 1998, the Company's Common Stock has been publicly traded on the Nasdaq National Market under the symbol "ECLP." The following table sets forth for the periods indicated the high and low sales prices of the Common Stock since commencement of trading:

1998                                                      HIGH      LOW
----                                                     ------    ------
Third quarter (from August 6, 1998)..................    $23.38    $11.88
Fourth quarter.......................................    $29.50    $18.38

HOLDERS OF RECORD

     As of March 10, 1999, there were 162 holders of record of the Common Stock and 2 holders of record of the Non-voting Common Stock. The number of holders of record of the Common Stock is not representative of the number of beneficial holders because many shares are held by depositories, brokers or other nominees.

DIVIDENDS

     The Company has never declared or paid any cash dividends on its Common Stock. The Company currently intends to retain earnings, if any, to support its growth strategy and does not anticipate paying cash dividends in the foreseeable future. In addition, there are certain restrictions on the Company's ability to declare and pay dividends under the terms of the Company's credit facility and under applicable state law.

RECENT SALES OF UNREGISTERED SECURITIES

     In January 1998, the Company issued to Motorola, Inc., as consideration in connection with the Emtek acquisition, 1,000,000 shares of Common Stock.

     In January 1998, the Company sold 900,000 shares of Series G Convertible Preferred Stock to private investors for an aggregate purchase price of $9.0 million.

     At the closing of the Company's initial public offering in August 1998, each share of Series D and Series F Convertible Preferred Stock was automatically converted into one shares of Common Stock (an aggregate of 8,536,883 shares of Common Stock), each share of Series G Convertible Preferred Stock was automatically converted into two-thirds of a share of Common Stock (an aggregate of 599,999 shares of Common Stock) and each share of Series E Convertible Preferred Stock was automatically converted into one share of Non-Voting Common Stock (an aggregate of 896,431 shares of Non-Voting Common Stock).

     During 1998, the Company issued stock options to purchase an aggregate of 1,052,870 shares of Common Stock and issued 465,008 shares of Common Stock upon the exercise of stock options.

     The securities issued in the foregoing transactions were either (i) offered and sold in reliance upon exemptions from Securities Act registration set forth in Sections 3(b) and 4(2) of the Securities Act, or any regulations promulgated thereunder, relating to sales by an issuer not involving any public offering, or
(ii) in the case of certain options to purchase shares of Common Stock and shares of Common Stock issued upon the exercise of such options, such offers and sales were made in reliance upon an exemption from registration under Rule 701 of the Securities Act. No underwriters were involved in the foregoing sales of securities.

ITEM 6. SELECTED FINANCIAL DATA

     The selected consolidated financial data of the Company set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and notes thereto included elsewhere in this document. The statement of operations data for the years ended December 31, 1996, 1997 and 1998 and the balance sheet data at December 31, 1996,

1997 and 1998, under the heading "Company" set forth below, are derived from, and are qualified by reference to, Eclipsys' audited consolidated financial statements, which appear elsewhere in this document and are retroactively restated to give effect to the pooling of Transition. The statement of operations data for the years ended December 31, 1994, 1995 and 1996, under the heading "Predecessor," are derived from, and are qualified by reference to, the audited financial statements of Alltel, which are not included in this document and are retroactively restated to give effect to the pooling of Transition.

                                                       YEAR ENDED DECEMBER 31,
                                ---------------------------------------------------------------------
                                         PREDECESSOR                           COMPANY
                                ------------------------------   ------------------------------------
                                  1994       1995       1996        1996         1997         1998
                                --------   --------   --------   ----------   ----------   ----------
                                           (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Total revenues................  $105,745   $129,003   $144,997   $   36,197   $  141,071   $  170,689
Costs and expenses:
  Cost of revenues............    55,909     69,686     81,141        9,658       92,530       98,087
  Marketing and sales.........    15,926     15,071     15,989        5,668       20,911       28,846
  Research and development....    12,293     11,186     13,529        4,962       19,873       34,131
  General and
     administrative...........    11,507     11,834      9,847        3,349        9,391        9,823
  Depreciation and
     amortization.............     3,788      6,735      9,643        1,540       11,364       13,501
  Compensation charge.........        --         --      3,024        3,024           --           --
  Write-off of in-process
     research and
     development..............        --         --         --           --      105,481        2,392
  Write-down of investment....        --         --         --           --           --        4,778
  Pooling costs...............        --         --         --           --           --        5,033
  Write-off of MSA............        --         --         --           --           --        7,193
                                --------   --------   --------   ----------   ----------   ----------
     Total costs and
       expenses...............    99,423    114,512    133,173       28,201      259,550      203,784
                                --------   --------   --------   ----------   ----------   ----------
Income (loss) from
  operations..................     6,322     14,491     11,824        7,996     (118,479)     (33,095)
Interest expense (income),
  net.........................     1,215      2,187      3,286         (628)      (1,535)      (2,669)
                                --------   --------   --------   ----------   ----------   ----------
Income (loss) before income
  taxes and extraordinary
  item........................     5,107     12,304      8,538        8,624     (116,944)     (30,426)
Income tax provision..........    (1,949)    (6,185)    (3,847)      (4,690)      (8,096)      (4,252)
                                --------   --------   --------   ----------   ----------   ----------
Income (loss) before
  extraordinary item..........     3,158      6,119      4,691        3,934     (125,040)     (34,678)
Loss on early extinguishment
  of debt (net of taxes
  $1,492).....................        --         --      2,149        2,149           --           --
                                --------   --------   --------   ----------   ----------   ----------
Net income (loss).............     3,158      6,119      2,542        1,785     (125,040)     (34,678)
Dividends and accretion on
  mandatorily redeemable
  preferred stock.............        --         --         --         (593)      (5,850)     (10,928)
Preferred stock conversion....        --         --         --           --       (3,105)          --
                                --------   --------   --------   ----------   ----------   ----------
Net loss available to common
  shareholders................  $  3,158   $  6,119   $  2,542   $    1,192   $ (133,995)  $  (45,606)
                                ========   ========   ========   ==========   ==========   ==========
Basic net income (loss) per
  common share................                                   $     0.11   $   (10.46)  $    (2.20)
Diluted net income (loss) per
  common share................                                   $     0.10   $   (10.46)  $    (2.20)

                                                       YEAR ENDED DECEMBER 31,
                                ---------------------------------------------------------------------
                                         PREDECESSOR                           COMPANY
                                ------------------------------   ------------------------------------
                                  1994       1995       1996        1996         1997         1998
                                --------   --------   --------   ----------   ----------   ----------
                                           (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
Basic weighted average common
  shares outstanding..........                                   10,876,239   12,806,828   20,697,797
Diluted weighted average
  common shares outstanding...                                   12,445,647   12,806,828   20,697,797

                                                         AS OF DECEMBER 31,
                                ---------------------------------------------------------------------
                                         PREDECESSOR                           COMPANY
                                ------------------------------   ------------------------------------
                                  1994       1995       1996        1996         1997         1998
                                --------   --------   --------   ----------   ----------   ----------
                                                           (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents.....  $  8,807   $ 14,541   $ 55,858   $   58,425   $   63,295   $   54,238
Working capital (deficit).....     1,060     11,487     49,357       62,871       34,734       27,177
Total assets..................    90,741    116,550    176,789       82,086      197,741      217,308
Debt, including current
  portion.....................       810        250        105           19       16,588           --
Mandatorily redeemable
  preferred stock.............        --         --         --           --       35,607           --
Stockholders' equity
  (deficit)(1)................   (11,758)    (5,640)    38,609       68,797       58,015       98,619

------------------------
(1) The Company has never declared or paid cash dividends on the Common Stock.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Eclipsys Corporation is a healthcare information technology company delivering solutions that enable healthcare providers to achieve improved clinical, financial and administrative outcomes. The Company offers an integrated suite of core products in five critical areas -- clinical management, access management, patient financial management, strategic decision support and integration. These products can be purchased in combination to provide an enterprise-wide solution or individually to address specific needs. These solutions take many forms and can include a combination of software, hardware, maintenance, consulting services, remote processing services, network services and information technology outsourcing.

     Founded in 1995, the Company has grown to its current position primarily through a series of strategic acquisitions completed since January 1997. In May 1996, the Company entered into the Partners license for the development, commercialization, distribution and support of certain intellectual property relating to the BICS clinical information systems software developed by Partners. In connection with this license, the Company issued to Partners 988,290 shares of Common Stock.

     In January 1997, the Company purchased Alltel from Alltel Information Services, Inc. ("AIS") for a total purchase price of $201.5 million, after giving effect to certain purchase price adjustments. The Alltel acquisition was paid for with cash, the issuance of Series C Redeemable Preferred Stock and Series D Convertible Preferred Stock and the assumption of certain liabilities. The acquisition was accounted for as a purchase, and the Company recorded total intangible assets of $163.8 million, consisting of $92.2 million of acquired in-process research and development, $42.3 million of acquired technology, $10.8 million to reflect the value of ongoing customer relationships, $9.5 million related to a management services agreement ("MSA")with AIS and $9.0 million of goodwill. The Company wrote off the acquired in-process research and development as of the date of the acquisition, and is amortizing the acquired technology over three years on an accelerated basis. The value of the ongoing customer relationships and the goodwill are being amortized over five years and twelve years, respectively.

     In June 1997, the Company acquired SDK for a total purchase price of $16.5 million. The SDK acquisition was paid for with cash as well as the issuance of promissory notes and Common Stock. The acquisition was accounted for as a purchase, and the Company recorded total intangible assets of $14.8 million, consisting of $7.0 million of acquired in-process research and development, $3.2 million of acquired technology and $4.6 million of goodwill. The Company wrote off the acquired in-process research and development as of the date of the acquisition, and is amortizing both the acquired technology and the goodwill over five years.

     In January 1998, the Company acquired Emtek from Motorola for a total purchase price of $11.7 million, net of a $9.6 million receivable from Motorola. The Emtek acquisition was paid for with the issuance of Common Stock and the assumption of certain liabilities. The acquisition was accounted for as a purchase, and the Company recorded total intangible assets of $4.1 million, consisting of acquired technology which is being amortized over five years.

     On December 31, 1998, the Company acquired Transition. The acquisition was paid for entirely with the issuance of Common Stock. The acquisition was accounted for as a pooling of interests, and accordingly the financial statements have been retroactively restated to give effect to the acquisition as if it had occurred as of the earliest period presented. On December 3, 1998, Transition had acquired HealthVISION for a total purchase price of $25.6 million plus an earnout of up to $10.8 million if specified financial milestones are met. The acquisition was accounted for as a purchase, and Transition recorded intangible assets of $40.6 million, consisting of $2.4 million of acquired in-process research and development, $27.3 million of acquired technology and $10.9 million of goodwill. Transition wrote off the acquired in-process research and development as of the date of the acquisition, and is amortizing both the acquired technology and the goodwill over 3 years.

     On July 22, 1996, Transition acquired substantially all of the outstanding stock and a note held by a selling principal of Enterprising HealthCare, Inc. ("EHI"), based in Tucson, Arizona, for a total purchase price of approximately $1.8 million in cash. The acquisition was accounted for under the purchase method and accordingly the results of operations of EHI are included from the date of the acquisition. Acquired technology costs of $1.6 million are being amortized on a straight-line basis over 7 years.

     On September 19, 1997, Transition acquired all outstanding shares of Vital Software Inc. ("Vital"). The purchase price was approximately $6.3 million, which consisted of $2.7 million in cash and shares of Transition's common stock with a value of $3.6 million. The acquisition was accounted for under the purchase method of accounting and accordingly the results of operations of Vital are included from the date of the acquisition. The amount allocated to acquired in-process research and development was based on the results of an independent appraisal. Acquired in-process research and development represented development projects in areas that had not reached technological feasibility and which had no alternative future use. Accordingly, the amount was charged to operations at the date of the acquisition. The write-off of acquired in-process research and development of $92.2 million and $7.0 million associated with the Alltel Acquisition and the SDK acquisition, respectively, together with the amortization of acquisition-related intangible assets of $25.3 million, accounted for $124.5 million of the Company's $125.0 million net loss in 1997. The write-off of acquired in-process research and development of $2.4 million associated with Transition's HealthVISION acquisition together with the amortization of acquisition-related intangible assets of $21.1 million and a charge of $7.2 million related to the write-off of acquisition related intangibles accounted for $30.7 million of the Company's $34.7 million net loss in 1998. See " -- Acquired In-Process Research and Development."

  REVENUES

     Revenues are derived from sales of systems and services, which include the licensing of software, software and hardware maintenance, remote processing, outsourcing, implementation, training and consulting, and from the sale of computer hardware. The Company's products and services are generally sold to customers pursuant to contracts that range in duration from five to seven years.

     For contracts in which the Company is required to make significant production, modification or customization changes, revenues from systems and services are recognized using the straight-line method over the implementation period of the contracts. Other systems and services revenues are generally recognized on a straight-line basis over the term of licensing and maintenance agreements. Remote processing and outsourcing services are marketed under long-term agreements and revenues are recognized monthly as the work is performed. Revenues related to other support services, such as training, consulting, and implementation, are recognized when the services are performed. Revenues from the sale of hardware are recognized upon shipment of the product to the customer. The Company's revenues can vary from quarter to quarter due to a number of factors. See Item 1 "Business -- Certain Factors that May Effect Operating Results/Risk Factors -- Potential Fluctuations in Quarterly Performance."

  COSTS OF REVENUES

     The principal costs of systems and services revenues are salaries, benefits and related overhead costs for implementation, remote processing, outsourcing and field operations personnel. As the Company implements its growth strategy, it is expected that additional operating personnel will be required, which would lead to an increase in cost of revenues on an absolute basis. Other significant costs of systems and services revenues are the amortization of acquired technology and capitalized software development costs. Acquired technology is amortized over three to five years based upon the estimated economic life of the underlying asset, and capitalized software development costs are amortized over three years on a straight-line basis commencing upon general release of the related product. The Company recorded amortization expenses related to acquired technology from the Alltel and SDK acquisitions of $19.7 million and $14.8 million in 1997 and 1998, respectively, and expects to record additional acquired technology amortization from the acquisitions of approximately $10.2 million, $2.1 million and $1.5 million in 1999, 2000 and 2001, respectively. Amortization of capitalized software development costs were $700,000 and $778,000 in 1997 and 1998, respectively. Cost of revenues related to hardware sales include only the Company's cost to acquire the hardware from the manufacturer.

  MARKETING AND SALES

     Marketing and sales expenses consist primarily of salaries, benefits, commissions and related overhead costs. Other costs include expenditures for marketing programs, public relations, trade shows, advertising and related communications. As the Company continues to implement its growth strategy, marketing and sales expenses are expected to continue to increase on an absolute basis.

  RESEARCH AND DEVELOPMENT

     Research and development expenses consist primarily of salaries, benefits and related overhead associated with the design, development and testing of new products by the Company. The Company capitalizes internal software development costs subsequent to attaining technological feasibility. Such costs are amortized as an element of cost of revenues annually over three to five years either on a straight line basis or, if greater, based on the ratio that current revenues bear to total anticipated revenues for the applicable product. The Company expects to continue to increase research and development spending on an absolute basis as it migrates its products to SOLA.

  GENERAL AND ADMINISTRATIVE

     General and administrative expenses consist primarily of salaries, benefits and related overhead costs for administration, executive, finance, legal, human resources, purchasing and internal systems personnel, as well as accounting and legal fees and expenses. As the Company implements its business plan, general and administrative expenses are expected to continue to increase on an absolute basis.

  DEPRECIATION AND AMORTIZATION

     The Company depreciates the costs of its tangible capital assets on a straight-line basis over the estimated economic life of the asset, which is generally not longer than five years. Acquisition-related intangible assets, which include the value of ongoing customer relationships and goodwill, are amortized based upon the estimated economic life of the asset at the time of the acquisition, and will therefore vary among acquisitions. The Company recorded amortization expenses for acquisition-related intangible assets of $5.7 million and $4.8 million in 1997 and 1998, respectively.

  TAXES

     As of December 31, 1998, the Company had operating loss carryforwards for federal income tax purposes of $55.0 million. The carryforwards expire in varying amounts through 2018 and are subject to certain restrictions. Based on evidence then available, the Company did not record any benefit for income taxes at December 31, 1997 and 1998, because management believes it is more likely then not that the Company would not realize its net deferred tax assets. Accordingly, the Company has recorded a valuation allowance against its total net deferred tax assets.

RESULTS OF OPERATIONS

  1998 COMPARED TO 1997

     In the period-to-period comparison below, both the 1998 and 1997 results reflect the operations of Eclipsys retroactively restated for the pooling of interests with Transition.

     Total revenues increased by $29.6 million, or 21.0%, from $141.1 million in 1997 to $170.7 million in 1998. This increase was caused primarily by the inclusion in 1998 of twelve full months of the operations of Alltel and SDK, as well as the inclusion of eleven months of operations of operations of Emtek. Also contributing to the increase was new business contracted in 1998, which was the result of an increase in marketing efforts related to the regional realignment of Eclipsys' operations completed in 1997 and the successful integration of acquisitions completed in 1997 and 1998.

     Total cost of revenues increased by $5.6 million, or 6.0%, from $92.5 million, or 65.6% of total revenues, in 1997 to $98.1 million, or 57.5% of total revenues, in 1998. The increase in cost was due primarily to the increase in business activity, offset in part by a reduction in certain expenses related to integrating the acquisitions.

     Marketing and sales expenses increased by $7.9 million, or 37.9%, from $20.9 million, or 14.8% of total revenues, in 1997 to $28.8 million, or 16.9% of total revenues, in 1998. The increase was due primarily to the addition of marketing and direct sales personnel following the acquisitions and the regional realignment of Eclipsys' sales operations.

     Total expenditures for research and development, including both capitalized and non-capitalized portions, increased by $16.3 million, or 73.4%, from $22.1 million, or 15.7% of total revenues, in 1997 to $38.5 million, or 22.5% of total revenues, in 1998. These amounts exclude amortization of previously capitalized expenditures, which are recorded as cost of revenues. The increase was due primarily to the inclusion in 1998 of twelve full months of the operations of Alltel and SDK as well as eleven months of Emtek operations, as well as the continued development of an enterprise-wide, client server platform solution. The portion of research and development expenditures that were capitalized increased by $2.0 million, from $2.3 million in 1997 to $4.3 million in 1998. The increase in capitalized software development costs was due primarily to the Acquisitions. As a result of this activity, research and development expense increased $14.3 million, or 71.7%, from $19.9 million in 1997 to $34.1 million in 1998.

     General and administrative expenses increased by $400,000, or 4.6%, from $9.4 million, or 6.7% of total revenues, in 1997 to $9.8 million, or 5.8% of total revenues, in 1998. The increase was due primarily to the timing of the acquisitions, partially offset by the savings generated by the integration of Eclipsys' administrative, financial and legal organizations.

     Depreciation and amortization expense increased by $2.1 million, or 18.8%, from $11.4 million, or 8.1% of total revenues, in 1997 to $13.5 million, or 7.9% of total revenues, in 1998. The increase was due primarily to the amortization of the value of ongoing customer relationships and goodwill related to the acquisitions. Partially offsetting this increase was a reduction in goodwill amortization as a result of the renegotiation of certain matters relating to the Alltel acquisition.

     Write-offs of acquired in-process research and development of $105.5 million were recorded in 1997, of which $92.2 million was attributable to the Alltel acquisition, $7.0 million was attributable to the SDK acquisition and $6.3 million was attributable to Transition's acquisition of Vital. A write-off of $2.4 million was recorded in 1998 related to Transition's acquisition of HealthVISION.

     Eclipsys recorded a $7.2 million charge during 1998 related to the buyout of the MSA. Additionally, the Company recorded a charge of $4.8 million related to the write down of an investment and recognized $5.0 million of costs related to the merger with Transition.

     As a result of the foregoing factors, net loss decreased from $125.0 million in 1997 to $34.7 million in 1998.

  1997 COMPARED TO 1996

     In the period-to-period comparison below, the 1997 results reflect the operations of Eclipsys and the 1996 results reflect the operations of its predecessor, Alltel, retroactively restated for the pooling of interests with Transition.

     Following the Alltel and SDK acquisitions in 1997, Eclipsys' efforts and resources were focused on integrating the acquisitions into its operations. Particular emphasis was placed on retaining customers and integrating the acquired products into Eclipsys' systems and services offerings in order to position Eclipsys for future business opportunities. These efforts included refocusing Eclipsys' research and development operations, realigning the sales departments and reducing general and administrative overhead. As a result, Eclipsys did not actively seek to exploit new business opportunities during 1997. Eclipsys believes that the investment of time and resources in improving the internal structure of Eclipsys and the integration of its acquisitions have positioned Eclipsys to capitalize on business opportunities in the future.

     Total revenues decreased by $3.9 million, or 2.7%, from $145.0 million in 1996 to $141.1 million in 1997. This decrease was caused primarily by the inclusion in 1997 of only eleven full months of the operations of Alltel, as well as a reduction in revenues from hardware sales of $5.2 million, offset in part by the inclusion of $3.5 million in revenues attributable to SDK. Additionally, the decrease was partially offset by an increase in software and implementation revenue due to sales to new and existing Transition customers due to additional site licenses and the expansion of Transition's product line. In addition, in accounting for the Alltel acquisition, Eclipsys reduced deferred revenue by $7.3 million to reflect the estimated fair value of certain contractual obligations. This accounting adjustment had the effect of reducing revenues by $4.5 million in 1997 compared to 1996 revenues. Eclipsys does not expect the deferred revenue adjustment to materially impact future periods.

     Total cost of revenues increased by $11.4 million, or 14.0%, from $81.1 million, or 56.0% of total revenues, in 1996 to $92.5 million, or 65.6% of total revenues, in 1997. The increase was due primarily to a $19.7 million increase in amortization of acquired technology and $2.2 million of amortization of the value of the MSA. This increase was offset, in part, by a $7.2 million decrease in amortization of capitalized software costs, as no software costs were amortized in 1997. Further offsetting the increase was the timing of the Alltel acquisition and the reduction in hardware sales.

     Marketing and sales expenses increased by $4.9 million, or 30.8%, from $16.0 million, or 11.0% of total revenues, in 1996 to $20.9 million, or 14.8% of total revenues, in 1997. The increase was due primarily to the addition of marketing and direct sales personnel as part of Eclipsys' investment in its marketing and sales operations following the Alltel and SDK acquisitions. This increase was offset in part by the timing of the Alltel acquisition.

     Total expenditures for research and development, including both capitalized and non-capitalized portions, decreased by $4.2 million, or 16.0%, from $26.4 million, or 18.2% of total revenues in 1996 to $22.1 million, or 15.7% of total revenues, in 1997. These amounts exclude amortization of previously capitalized expenditures, which are recorded as cost of revenues. The decrease was due primarily to the refocusing of Eclipsys' research and development organization, and, to a lesser extent, the timing of the Alltel acquisition. The portion of research and development expenditures that were capitalized decreased by $10.6 million, from $12.9 million in 1996 to $2.3 million in 1997. The reduction in capitalized software development costs was due primarily to Eclipsys' emphasis on enhancing existing technology acquired in the Alltel and SDK acquisitions, the costs of which were expensed as incurred. As a result of this emphasis, research and development expense increased $6.3 million, or 46.9%, from $13.5 million in 1996 to $19.9 million in 1997.

     General and administrative expenses decreased by $500,000, or 4.6%, from $9.8 million, or 6.7% of total revenues, in 1996 to $9.4 million, or 6.7% of total revenues, in 1997. The decrease was due primarily to the timing of the Alltel acquisition, as well as savings generated by the rationalization of Eclipsys' administrative, financial and legal organizations.

     Depreciation and amortization expense increased by $1.7 million, or 17.8%, from $9.6 million, or 6.7% of total revenues, in 1996 to $11.4 million, or 8.1% of total revenues, in 1997. The increase was due primarily to the amortization of the value of ongoing customer relationships and goodwill related to the Alltel and SDK acquisitions.

     Write-offs of acquired in-process research and development of $105.5 million were recorded in 1997, of which $92.2 million was attributable to the Alltel acquisition, $7.0 million was attributable to the SDK acquisition and $6.3 million was attributable to Transition's acquisition of Vital. There were no write-offs recorded in 1996.

     Compensation charge of $3.0 million was incurred in 1996 related to Transition's recapitalization, specifically the purchase of common stock issued to certain executive officers pursuant to the exercise of options.

     Extraordinary item charged in 1996 of $2.1 million was related to the early extinguishment of debt. There were no extraordinary items recorded in 1997.

     As a result of the foregoing factors, net income decreased from $1.8 million in 1996 to a loss of $125.0 million in 1997.

ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT

     In connection with the Alltel and SDK acquisitions, the Company wrote off in-process research and development totaling $92.2 million and $7.0 million, respectively. These amounts were expensed as non-recurring charges on the respective acquisition dates. These write-offs were necessary because the acquired technology had not yet reached technological feasibility and had no future alternative uses. The Company is using the acquired in-process research and development to create new clinical management, access management, patient financial management and data warehousing products which will become part of the Sunrise product suite over the next several years. Certain products using the acquired in-process technology were generally released during 1998, with additional product releases in subsequent periods through 2001. The Company expects that the acquired in-process research and development will be successfully developed, but there can be no assurance that commercial viability of these products will be achieved.

     The nature of the efforts required to develop the purchased in-process technology into commercially viable products principally relate to the completion of all planning, designing, prototyping, verification and testing activities that are necessary to establish that the product can be produced to meet its design specifications, including functions, features and technical performance requirements.

     The value of the purchased in-process technology was determined by estimating the projected net cash flows related to such products, including costs to complete the development of the technology and the future revenues to be earned upon commercialization of the products. These cash flows were discounted back to their net present value. The resulting projected net cash flows from such projects were based on management's estimates of revenues and operating profits related to such projects. These estimates were based on several assumptions, including those summarized below for each of the respective acquisitions.

     If these projects to develop commercial products based on the acquired in-process technology are not successfully completed, the sales and profitability of the Company may be adversely affected in future periods. Additionally, the value of other intangible assets may become impaired.

  ALLTEL

     The primary purchased in-process technology acquired in the Alltel acquisition was the client-server based core application modules of the TDS 7000 product. This project represented an integrated clinical software product whose functionality included order management, health information management, physician applications, nursing applications, pharmacy, laboratory and radiology applications and ancillary support. Additionally, the product included functionality facilitating the gathering and analysis of data throughout a healthcare organization, a data integration engine and various other functionality.

     Revenue attributable to the in-process technology was assumed to increase over the twelve-year projection period at annual rates ranging from 234% to 5%, resulting in annual revenues of approximately $27 million to $640 million. Such projections were based on assumed penetration of the existing customer base, new customer transactions, historical retention rates and experiences of prior product releases. The projections reflect accelerated revenue growth in the first five years (1997 to 2001) as the products derived from the in-process technology are generally released. In addition, the projections were based on annual revenue to be derived from long-term contractual arrangements ranging from seven to ten years. New customer contracts for products developed from the in-process technology were assumed to peak in 2001, with rapidly declining sales volume in the years 2002 to 2003 as other new products are expected to enter the market. The projections assumed no new customer contracts after 2003. Projected revenue in years after 2003 was determined using a 5% annual growth rate, which reflects contractual increases.

     Operating profit was projected to grow over the projection period at rates ranging from 1238% to 5%, resulting in incremental annual operating profit
(loss) of approximately $(5) million to $111 million. The operating profit projections during the years 1997 to 2001 assumed a growth rate slightly higher than the revenue projections. The higher growth rate is attributable to the increase in revenues discussed above, together with research and development costs expected to remain constant at approximately $15 million annually. The operating profit projections include a 5% annual growth rate for the years after 2003 consistent with the revenue projections.

     Through December 31, 1998, revenues and operating profit attributable to in-process technology have been adversely impacted by the deferral of one outsourcing contract that had been approved but not finalized at the time the projections were completed. Although it was successful in contracting outsourcing business in 1997, the Company decided in late March 1997 to focus its efforts on integrating the products acquired in the acquisitions and lower its sales efforts in the outsourcing arena. In late 1997, the Company reorganized the outsourcing operations and began to refocus on selling such services in the first quarter of 1998. Revenue attributable to the deferred contract is expected to be realized in 1999. Management continues to believe the projections used reasonably estimate the future benefits attributable to the in-process technology. However, no assurance can be given that deviations from these projections will not occur.

     The projected net cash flows were discounted to their present value using the weighted average cost of capital (the "WACC"). The WACC calculation produces the average required rate of return of an investment in an operating enterprise, based on required rates of return from investments in various areas of the enterprise. The WACC used in the projections was 21%. This rate was determined by applying the capital asset pricing model. This method yielded an estimated average WACC of approximately 16.5%. A risk premium was added to reflect the business risks associated with the stage of development of the Company, as well as the technology risk associated with the in-process software, resulting in a WACC of 21%. In addition, the value of customer relationships was calculated using a discount rate of 21% and a return to net tangible assets was estimated using a rate of return of 11.25%. The value of the goodwill was calculated as the remaining intangible value not otherwise allocated to identifiable intangible assets (resulting in an implied discount rate on the goodwill of approximately 28%).

     The Company used a 21% discount rate for valuing existing technology because it faces substantially the same risks as the business as a whole. Accordingly, a rate equal to the WACC of 21% was used. The Company used a 28% discount rate for valuing in-process technology. The spread over the existing technology discount rate reflects the inherently greater risk of the research and development efforts. The spread reflected the nature of the development efforts relative to the existing base of technology and the potential market for the in-process technology once the products were released.

     The Company estimates that the costs to develop the purchased in-process technology acquired in the Alltel acquisition into commercially viable products will be approximately $75 million in the aggregate through 2001 ($15 million per year from 1997 to 2001).

  SDK

     The purchased in-process technology acquired in the SDK acquisition comprised three major enterprise-wide modules in the areas of physician billing, home health care billing and long-term care billing; a graphical user interface; a corporate master patient index; and a standard query language module.

     Revenue attributable to the in-process technology was assumed to increase in the first three years of the ten-year projection period at annual rates ranging from 497% to 83% decreasing over the remaining years at annual rates ranging from 73% to 14% as other products are released in the market place. Projected annual revenue ranged from approximately $5 million to $56 million over the term of the projections. These projections were based on assumed penetration of the existing customer base, synergies as a result of the SDK acquisition, new customer transactions and historical retention rates. Projected revenues from the in-process technology were assumed to peak in 2000 and decline from 2000 to 2007 as other new products are expected to enter the market.

     Operating profit was projected to grow over the projection period at annual rates ranging from 1497% to 94% during the first three years, decreasing during the remaining years of the projection period similar to the revenue growth projections described above. Projected annual operating profit ranged from approximately $250,000 to $8 million over the term of the projections.

     Through December 31, 1998, revenues and operating profit attributable to in-process technology have been consistent with the projections. However, no assurance can be given that deviations from these projections will not occur in the future.

     The WACC used in the analysis was 20%. This rate was determined by applying the capital asset pricing model and a review of venture capital rates of return for companies in a similar life cycle stage.

     The Company used a 20% discount rate for valuing existing and in-process technology because both technologies face substantially the same risks as the business as a whole. Accordingly, a rate equal to the WACC of 20% was used.

     The Company estimates that the costs to develop the in-process technology acquired in the SDK acquisition will be approximately $1.7 million in the aggregate through the year 2000 ($500,000 in 1998, $600,000 in 1999 and $600,000 in 2000).

SUBSEQUENT EVENTS

     Effective February 17, 1999, the Company completed a merger with PCS for total consideration of approximately $35 million. The acquisition will be accounted for as a pooling of interests.

     During March 1999, the Company signed a definitive agreement to acquire Intelus Corporation and Med Data Systems, Inc., two wholly owned subsidiaries of Sungard Data Systems Inc., for $25 million in cash. The transaction will be accounted for as a purchase and is expected to close in March 1999.

BALANCE SHEET

  1998 COMPARED TO 1997

     OTHER CURRENT ASSETS

     Other current assets increased during the twelve months ended December 31, 1998 primarily due to the acquisition of Emtek and an increase in prepaid royalties and software maintenance.

     ACQUIRED TECHNOLOGY

     Acquired technology increased during the twelve months ended December 31, 1998 due to the acquisitions of Emtek and HealthVISION.

     LONG-TERM DEBT AND MANDATORILY REDEEMABLE PREFERRED STOCK

     Long-term debt decreased during the twelve months ended December 31, 1998 due to repayment by the Company with proceeds from the Company's initial public offering in August 1998.

LIQUIDITY AND CAPITAL RESOURCES

     During the twelve months ended December 31, 1998, the Company generated $31.2 million in cash flow from operations. The Company used $77.8 million in investing activities, which was primarily the result of the acquisition of HealthVISION, payment related to the settlement of the Alltel purchase and an investment in Simione Central Holdings, Inc. Financing activities provided $20.5 million, primarily due to the receipt of the net proceeds from the initial public offering, partially offset by the use of a portion of those proceeds to effect the redemption of the Mandatorily Redeemable Preferred Stock and the repayment of long-term debt.

     During the twelve months ended December 31, 1997, the Company generated $15.1 million in cash flow from operations. The Company used $124.2 million in investing activities, which was primarily the result of the acquisitions of Alltel, SDK and Vital. Financing activities provided $114.0 million, primarily due to the sale of Preferred Stock and Mandatorily Redeemable Preferred Stock.

     The Company has a revolving credit facility with available borrowings up to $50.0 million. As of December 31, 1998, there were no amounts outstanding under the revolving credit facility.

     As of December 31, 1998, the Company had $54.2 million in cash and short-term investments.

     Management believes that its available cash and short-term investments, anticipated cash generated from its future operations and amounts available under the existing revolving credit facility will be sufficient to meet the Company's operating requirements for at least the next twelve months.

YEAR 2000 ISSUES

     Eclipsys has a Year 2000 Committee whose task is evaluating the Company's Year 2000 readiness for both internal and external management information systems, recommend a plan of action to minimize disruption and execute the Company's Year 2000 plan. The Committee has developed a comprehensive checklist or Year 2000 Plan. The Year 2000 Plan covers all major and minor internal and external management information systems.

     Eclipsys believes that all of its internal management information systems are currently Year 2000 compliant and, accordingly, does not anticipate any significant expenditures to remediate or replace existing internal-use systems.

     With the exception of the Transition for Quality product (for which the Company expects to release a fully Year 2000 compliant version in early 1999), all of the products currently offered by Eclipsys are Year 2000 compliant. Some of the products previously sold by Alltel and Emtek and installed in Eclipsys' customer base are not Year 2000 compliant. Eclipsys has developed and tested solutions for these non-compliant installed products. Eclipsys currently estimates that the total cost of bringing these installed products into Year 2000 compliance, in those cases in which Eclipsys is required to do so at its own expense, will be approximately $430,000. Eclipsys expects that all of this expense will be incurred by mid-1999.

     In addition, because Eclipsys' products are often interfaced with a customer's existing third-party applications and certain Eclipsys' products include software licensed from third-party vendors, Eclipsys' products may experience difficulties interfacing with third-party non-compliant applications. Based on currently available information, Eclipsys does not expect the cost of compliance related to interactions with non-compliant third-party systems to be material.

     Unexpected difficulties in implementing Year 2000 solutions for the installed Alltel or Emtek products or difficulties in interfacing with third-party products could have a material adverse effect on the Company's business, financial condition and results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS:

     Financial Statements:

                                                              PAGE
                                                              ----
     Report of Independent Public Accountants...............   32
     Consolidated Balance Sheets as of December 31, 1997 and
      1998..................................................   33
     Consolidated Statements of Operations for the years
      ended December 31, 1996, 1997 and 1998................   34
     Consolidated Statements of Cash Flows for the years
      ended December 31, 1996, 1997 and 1998................   35
     Consolidated Statement of Stockholders' Equity for the
      years ended December 31, 1996, 1997 and 1998..........   37
     Notes to the Consolidated Financial Statements for the
      years ended December 31, 1996, 1997 and 1998..........   39

     Financial Statement Schedules:

     Schedule II -- Valuation of Qualifying Accounts for
      each of the three years in the period ended December
      31, 1998..............................................   59

     All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
and Stockholders of Eclipsys Corporation

     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Eclipsys Corporation and its subsidiaries at December 31, 1997 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICEWATERHOUSECOOPERS LLP

Atlanta, Georgia
February 19, 1999

                              ECLIPSYS CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                    DECEMBER 31,
                                                               -----------------------
                                                                  1997         1998
                                                               ----------   ----------
                           Assets
Current Assets:
  Cash and cash equivalents.................................   $   63,295   $   37,235
  Investments...............................................           --       17,003
  Accounts receivable, net of allowance for doubtful
     accounts of $1,914 and $3,155..........................       50,853       57,519
  Inventory.................................................          866          517
  Other current assets......................................        2,607       11,513
                                                               ----------   ----------
     Total current assets...................................      117,621      123,787
Property and equipment, net.................................       11,073       12,215
Capitalized software development costs, net.................        3,002        5,248
Acquired technology, net....................................       27,138       43,318
Intangible assets, net......................................       28,579       25,928
Other assets................................................        9,832        6,060
                                                               ----------   ----------
     Total assets...........................................   $  197,245   $  216,556
                                                               ==========   ==========
            Liabilities and Stockholders' Equity
Current Liabilities:
  Deferred revenue..........................................   $   32,615   $   50,741
  Current portion of long-term debt.........................       12,794           --
  Other current liabilities.................................       37,974       46,785
                                                               ----------   ----------
     Total current liabilities..............................       83,383       97,526
Deferred revenue............................................        6,966       16,700
Long-term debt..............................................        3,794           --
Other long-term liabilities.................................        9,480        3,711
Mandatorily redeemable preferred stock......................       35,607           --
Commitments and contingencies
Stockholders' equity
Preferred stock:
  Series D, $.01 par value, 7,200,000 shares authorized;
     issued and outstanding 7,058,786, $12.55 per share
     liquidation preference.................................           71           --
  Series E, $.01 par value, 920,000 shares authorized;
     issued and outstanding 896,431, $12.55 per share
     liquidation preference.................................            9           --
  Series F, $.01 par value, 1,530,000 shares authorized;
     issued and outstanding 1,478,097, $6 per share
     liquidation preference.................................           15           --
Common stock:
  Voting, $.01 par value, 30,000,000 and 200,000,000
     authorized; issued and outstanding 13,712,997 and
     29,165,687.............................................          137          291
  Non-voting, $.01 par value, 5,000,000 shares authorized;
     issued and outstanding 0 and 896,431...................           --            9
Common stock warrant........................................          395          395
Unearned stock compensation.................................         (250)        (178)
Additional paid-in capital..................................      162,323      237,449
Accumulated deficit.........................................     (104,713)    (139,391)
Accumulated other comprehensive income......................           28           44
                                                               ----------   ----------
     Total stockholders' equity.............................       58,015       98,619
                                                               ----------   ----------
     Total liabilities and stockholders' equity.............   $  197,245   $  216,556
                                                               ==========   ==========

  The accompanying notes are an integral part of these consolidated financial statements

                              ECLIPSYS CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                               YEAR ENDED DECEMBER 31,
                                                      -----------------------------------------
                                                         1996           1997           1998
                                                      -----------    -----------    -----------
Revenues:
  Systems and services............................    $    36,197    $   136,716    $   156,490
  Hardware........................................             --          4,355         14,199
                                                      -----------    -----------    -----------
     Total revenues...............................         36,197        141,071        170,689
                                                      -----------    -----------    -----------
Costs and expenses:
  Cost of systems and services....................          9,658         89,577         86,121
  Cost of hardware sales..........................             --          2,953         11,966
  Sales and marketing.............................          5,668         20,911         28,846
  Research and development........................          4,962         19,873         34,131
  General and administration......................          3,349          9,391          9,823
  Depreciation and amortization...................          1,540         11,364         13,501
  Write-down of investment........................             --             --          4,778
  Write-off of in-process research and
     development..................................             --        105,481          2,392
  Write-off of MSA................................             --             --          7,193
  Pooling costs...................................             --             --          5,033
  Compensation charge in connection with the
     recapitalization.............................          3,024             --             --
                                                      -----------    -----------    -----------
     Total costs and expenses.....................         28,201        259,550        203,784
                                                      -----------    -----------    -----------
Income (loss) from operations.....................          7,996       (118,479)       (33,095)
Interest income, net..............................            628          1,535          2,669
                                                      -----------    -----------    -----------
Income (loss) before taxes and extraordinary
  item............................................          8,624       (116,944)       (30,426)
Provision for income taxes........................          4,690          8,096          4,252
                                                      -----------    -----------    -----------
Income (loss) before extraordinary item...........          3,934       (125,040)       (34,678)
Loss on early extinguishment of debt (net of taxes
  of $1,492)......................................          2,149             --             --
                                                      -----------    -----------    -----------
Net income (loss).................................          1,785       (125,040)       (34,678)
Dividends and accretion on mandatorily redeemable
  preferred stock.................................           (593)        (5,850)       (10,928)
Preferred stock conversion........................             --         (3,105)            --
                                                      -----------    -----------    -----------
Net income (loss) available to common
  stockholders....................................    $     1,192    $  (133,995)   $   (45,606)
                                                      ===========    ===========    ===========
Income (loss) per share:
Basic net income (loss) per common share..........    $      0.11    $    (10.46)   $     (2.20)
                                                      ===========    ===========    ===========
Basic weighted average common shares
  outstanding.....................................     10,876,239     12,806,828     20,697,797
                                                      ===========    ===========    ===========
Diluted net income (loss) per common share........    $      0.10    $    (10.46)   $     (2.20)
                                                      ===========    ===========    ===========
Diluted weighted average common shares
  outstanding.....................................     12,495,980     12,806,828     20,697,797
                                                      ===========    ===========    ===========

  The accompanying notes are an integral part of these consolidated financial statements

                              ECLIPSYS CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31,
                                                            ---------------------------------
                                                              1996        1997         1998
                                                            --------    ---------    --------
Operating activities:
  Net income (loss).....................................    $  1,785    $(125,040)   $(34,678)
  Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
     Extraordinary item, gross..........................       3,641           --          --
     Depreciation and amortization......................       1,540       33,276      29,740
     Tax benefit of stock option exercises..............       1,201        1,626       1,171
     Provision for bad debts............................          --          600         950
     Loss on disposal of property and equipment.........          --          557           8
     Write-off of in-process research and development...          --      105,481       2,392
     Write-off of MSA intangible asset..................          --           --       7,193
     Write-off of contributed technology................       1,482           --          --
     Write-down of investment...........................          --           --       4,778
     Write-off of capitalized software..................          --           --       1,306
     Compensation charge in connection with the
       recapitalization.................................       3,024           --          --
     Stock compensation expense.........................         152           38          72
  Changes in operating assets and liabilities, net of
     acquisitions:
     Accounts receivable................................      (1,728)      (7,842)        428
     Inventory..........................................          --          655         349
     Other current assets...............................      (1,099)         235       1,483
     Other assets.......................................         (34)         (71)     (1,567)
     Deferred taxes.....................................      (1,747)       3,301         (--)
     Deferred revenue...................................         835         (939)     17,027
     Other current liabilities..........................       1,583        3,390       1,496
     Other long-term liabilities........................          57         (148)       (921)
                                                            --------    ---------    --------
          Total adjustments.............................       8,907      140,159      65,905
                                                            --------    ---------    --------
  Net cash provided by operating activities.............      10,692       15,119      31,227
Investing activities:
  Purchase of investments...............................          --         (250)    (33,591)
  Maturities of investments.............................          --          250      16,338
  Sale of investments...................................          --           --         250
  Purchase of property and equipment, net of
     acquisitions.......................................      (1,009)      (4,182)     (5,679)
  Capitalized software development costs................        (704)      (2,303)     (4,329)
  Acquisitions, net of cash acquired....................      (1,728)    (111,650)    (29,259)
  Payments under MSA....................................          --           --     (16,000)
  Changes in other assets...............................        (792)      (6,094)     (5,565)
                                                            --------    ---------    --------
     Net cash used by investing activities..............      (4,233)    (124,229)    (77,835)
Financing activities
  Borrowings............................................      49,605       10,000      18,500
  Payments on borrowings................................          (2)      (1,018)    (35,088)
  Early extinguishment of debt..........................     (50,000)          --          --
  Sale of common stock..................................     114,621           --      65,399
  Sale of preferred stock...............................       6,001       73,764       9,000
  Sale of mandatorily redeemable preferred stock........          --       30,000          --
  Redemption of mandatorily redeemable preferred
     stock..............................................          --           --     (38,771)

                                                                 YEAR ENDED DECEMBER 31,
                                                            ---------------------------------
                                                              1996        1997         1998
                                                            --------    ---------    --------
  Purchase of common stock related to
     recapitalization...................................     (80,618)          --          --
  Exercise of options...................................         367        1,132       1,205
  Employee stock purchase plan..........................          --           74         287
                                                            --------    ---------    --------
     Net cash provided by financing activities..........      39,974      113,952      20,532
Effect of translation adjustment........................                       28          16
Net increase (decrease) in cash and cash equivalents....      46,433        4,870     (26,060)
Cash and cash equivalents -- beginning of year..........      11,992       58,425      63,295
                                                            --------    ---------    --------
Cash and cash equivalents -- end of year................    $ 58,425    $  63,295    $ 37,235
                                                            ========    =========    ========
Cash paid for interest..................................    $  1,119    $     978    $    612
                                                            ========    =========    ========
Cash paid for income taxes..............................    $  2,835    $   2,944    $  4,364
                                                            ========    =========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                              ECLIPSYS CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                    VOTING AND

                                                                                                       PREFERRED STOCK
                                    NON-VOTING                                            -----------------------------------------
                                   COMMON STOCK       COMMON        TREASURY STOCK             SERIES A              SERIES D
                               --------------------    STOCK    -----------------------   -------------------   -------------------
                                 SHARES      AMOUNT   WARRANT     SHARES       AMOUNT       SHARES     AMOUNT     SHARES     AMOUNT
                               -----------   ------   -------   -----------   ---------   ----------   ------   ----------   ------
BALANCE AT DECEMBER 31,
 1995........................   16,301,500    $163       --        (876,750)  $  (1,471)          --      --            --      --
Capital contribution.........    2,008,373      20
Net effect of Transition
 recapitalization and
 preferred stock issuance,
 retirement and conversion...    5,402,340      54      395     (15,011,012)   (108,386)
Sale of common stock --
 Transition initial public
 offering....................    3,622,500      36
Retirement of treasury
 stock.......................  (15,887,762)   (159)              15,887,762     109,857
Stock grants.................      109,999       1
Issuance of Series A
 Preferred stock.............                                                              1,000,000   $  10
Issuance of common stock.....      988,290      10
Stock option exercises.......      160,435       2
Income tax benefit from stock
 options exercised...........
Issuance of stock options....
Compensation expense
 recognized..................
Net Income...................
                               -----------    ----     ----     -----------   ---------   ----------   -----    ----------   -----
BALANCE AT DECEMBER 31,
 1996........................   12,705,675     127      395              --          --    1,000,000      10
Issuance of Series D
 Preferred stock.............                                                                                    4,981,289      50
Acquisition of Alltel........                                                                                    2,077,497      21
Issuance of Series E
 Preferred stock.............
Issuance of common stock
 warrants....................
Exchange of Series A for
 Series F....................                                                             (1,000,000)    (10)
Acquisition of SDK...........      499,997       5
Acquisition of Vital.........      132,302       1
Employee stock purchase --
 Transition..................        3,921
Stock option exercises.......      356,102       4
Income tax benefit from stock
 options exercised...........
Stock grants.................       15,000
Dividends and accretion on
 mandatorily.................
redeemable preferred stock...
Issuance of stock options....
Compensation expense
 recognized..................
Comprehensive income
 (loss):.....................
Net loss.....................
Foreign currency translation
 adjustment..................
Other comprehensive income...
Comprehensive loss...........
                               -----------    ----     ----     -----------   ---------   ----------   -----    ----------   -----


                                                     PREFERRED STOCK
                               -----------------------------------------------------------
                                   SERIES E             SERIES F             SERIES G        ADDITIONAL
                               -----------------   -------------------   -----------------    PAID-IN       UNEARNED
                                SHARES    AMOUNT     SHARES     AMOUNT    SHARES    AMOUNT    CAPITAL     COMPENSATION
                               --------   ------   ----------   ------   --------   ------   ----------   ------------
BALANCE AT DECEMBER 31,
 1995........................        --      --            --      --          --      --     $    187          --
Capital contribution.........                                                                      178
Net effect of Transition
 recapitalization and
 preferred stock issuance,
 retirement and conversion...                                                                   33,703
Sale of common stock --
 Transition initial public
 offering....................                                                                  114,387
Retirement of treasury
 stock.......................                                                                 (109,698)
Stock grants.................
Issuance of Series A
 Preferred stock.............                                                                    5,991
Issuance of common stock.....                                                                    1,472
Stock option exercises.......                                                                      365
Income tax benefit from stock
 options exercised...........                                                                    1,201
Issuance of stock options....                                                                      288       $(288)
Compensation expense
 recognized..................                                                                                  152
Net Income...................
                               --------   -----    ----------    ----    --------    ----     --------       -----
BALANCE AT DECEMBER 31,
 1996........................                                                                   48,074        (136)
Issuance of Series D
 Preferred stock.............                                                                   62,464
Acquisition of Alltel........                                                                   26,051
Issuance of Series E
 Preferred stock.............   896,431   $   9                                                 11,241
Issuance of common stock
 warrants....................                                                                   10,501
Exchange of Series A for
 Series F....................                       1,478,097    $ 15                               (5)
Acquisition of SDK...........                                                                    3,243
Acquisition of Vital.........                                                                    3,624
Employee stock purchase --
 Transition..................                                                                       74
Stock option exercises.......                                                                    1,128
Income tax benefit from stock
 options exercised...........                                                                    1,626
Stock grants.................                                                                       97
Dividends and accretion on
 mandatorily.................
redeemable preferred stock...                                                                   (5,850)
Issuance of stock options....                                                                       55         (55)
Compensation expense
 recognized..................                                                                                  (59)
Comprehensive income
 (loss):.....................
Net loss.....................
Foreign currency translation
 adjustment..................

Other comprehensive income...

Comprehensive loss...........
                               --------   -----    ----------    ----    --------    ----     --------       -----


                                                              ACCUMULATED

                               ACCUMULATED                       OTHER
                                EARNINGS     COMPREHENSIVE   COMPREHENSIVE
                                (DEFICIT)    INCOME (LOSS)   INCOME (LOSS)     TOTAL
                               -----------   -------------   -------------   ---------
BALANCE AT DECEMBER 31,
 1995........................   $  18,542                                    $  17,421
Capital contribution.........                                                      198
Net effect of Transition
 recapitalization and
 preferred stock issuance,
 retirement and conversion...                                                  (74,234)
Sale of common stock --
 Transition initial public
 offering....................                                                  114,423
Retirement of treasury
 stock.......................                                                       --
Stock grants.................                                                        1
Issuance of Series A
 Preferred stock.............                                                    6,001
Issuance of common stock.....                                                    1,482
Stock option exercises.......                                                      367
Income tax benefit from stock
 options exercised...........                                                    1,201
Issuance of stock options....                                                       --
Compensation expense
 recognized..................                                                      152
Net Income...................       1,785                                        1,785
                                ---------      ---------         -----       ---------
BALANCE AT DECEMBER 31,
 1996........................      20,327                                       68,797
Issuance of Series D
 Preferred stock.............                                                   62,514
Acquisition of Alltel........                                                   26,072
Issuance of Series E
 Preferred stock.............                                                   11,250
Issuance of common stock
 warrants....................                                                   10,501
Exchange of Series A for
 Series F....................                                                       --
Acquisition of SDK...........                                                    3,248
Acquisition of Vital.........                                                    3,625
Employee stock purchase --
 Transition..................                                                       74
Stock option exercises.......                                                    1,132
Income tax benefit from stock
 options exercised...........                                                    1,626
Stock grants.................                                                       97
Dividends and accretion on
 mandatorily.................                                                       --
redeemable preferred stock...                                                   (5,850)
Issuance of stock options....                                                       --
Compensation expense
 recognized..................                                                      (59)
Comprehensive income
 (loss):.....................                                                       --
Net loss.....................    (125,040)     $(125,040)                     (125,040)
Foreign currency translation
 adjustment..................                         28         $  28              28
                                               ---------
Other comprehensive income...                         28                            --
                                               ---------
Comprehensive loss...........                   (125,012)                           --
                                ---------      ---------         -----       ---------

                                    VOTING AND

                                                                                                       PREFERRED STOCK
                                    NON-VOTING                                            -----------------------------------------
                                   COMMON STOCK       COMMON        TREASURY STOCK             SERIES A              SERIES D
                               --------------------    STOCK    -----------------------   -------------------   -------------------
                                 SHARES      AMOUNT   WARRANT     SHARES       AMOUNT       SHARES     AMOUNT     SHARES     AMOUNT
                               -----------   ------   -------   -----------   ---------   ----------   ------   ----------   ------
BALANCE AT DECEMBER 31,
 1997........................   13,712,997     137      395              --          --           --      --     7,058,786      71
Emtek Acquisition............    1,000,000      10
Sale of common stock --
 Eclipsys initial public
 offering....................    4,830,000      48
Conversion of preferred
 stock.......................   10,033,313     100                                                              (7,058,786)    (71)
Issuance of Series G
 Preferred Stock.............
Stock option exercises.......      465,008       5
Employee stock purchase......       20,800
Income tax benefit from stock
 options exercised...........
Dividends and accretion on
 mandatorily.................
redeemable preferred stock...
Compensation expense
 recognized..................
Comprehensive income
 (loss):.....................
Net loss.....................
Foreign currency translation
 adjustment..................
Other comprehensive income...
Comprehensive loss...........
                               -----------    ----     ----     -----------   ---------   ----------   -----    ----------   -----
BALANCE AT DECEMBER 31,
 1998........................   30,062,118    $300     $395              --          --           --      --            --      --
                               ===========    ====     ====     ===========   =========   ==========   =====    ==========   =====


                                                     PREFERRED STOCK
                               -----------------------------------------------------------
                                   SERIES E             SERIES F             SERIES G        ADDITIONAL
                               -----------------   -------------------   -----------------    PAID-IN       UNEARNED
                                SHARES    AMOUNT     SHARES     AMOUNT    SHARES    AMOUNT    CAPITAL     COMPENSATION
                               --------   ------   ----------   ------   --------   ------   ----------   ------------
BALANCE AT DECEMBER 31,
 1997........................   896,431       9     1,478,097      15          --      --      162,323        (250)
Emtek Acquisition............                                                                    9,050
Sale of common stock --
 Eclipsys initial public
 offering....................                                                                   65,351
Conversion of preferred
 stock.......................  (896,431)     (9)   (1,478,097)    (15)   (900,000)   $ (9)           4
Issuance of Series G
 Preferred Stock.............                         900,000                   9   8,991
Stock option exercises.......                                                                    1,200
Employee stock purchase......                                                                      287
Income tax benefit from stock
 options exercised...........                                                                    1,171
Dividends and accretion on
 mandatorily.................                                                                  (10,928)
redeemable preferred stock...
Compensation expense
 recognized..................                                                                                   72
Comprehensive income
 (loss):.....................
Net loss.....................
Foreign currency translation
 adjustment..................
Other comprehensive income...
Comprehensive loss...........
                               --------   -----    ----------    ----    --------    ----     --------       -----
BALANCE AT DECEMBER 31,
 1998........................        --      --            --      --          --             $237,449       $(178)
                               ========   =====    ==========    ====    ========    ====     ========       =====


                                                              ACCUMULATED

                               ACCUMULATED                       OTHER
                                EARNINGS     COMPREHENSIVE   COMPREHENSIVE
                                (DEFICIT)    INCOME (LOSS)   INCOME (LOSS)     TOTAL
                               -----------   -------------   -------------   ---------
BALANCE AT DECEMBER 31,
 1997........................    (104,713)                          28          58,015
Emtek Acquisition............                                                    9,060
Sale of common stock --
 Eclipsys initial public
 offering....................                                                   65,399
Conversion of preferred
 stock.......................                                                       --
Issuance of Series G
 Preferred Stock.............                                                    9,000
Stock option exercises.......                                                    1,205
Employee stock purchase......                                                      287
Income tax benefit from stock
 options exercised...........                                                    1,171
Dividends and accretion on
 mandatorily.................                                                  (10,928)
redeemable preferred stock...                                                       --
Compensation expense
 recognized..................                                                       72
Comprehensive income
 (loss):.....................                                                       --
Net loss.....................     (34,678)       (34,678)                      (34,678)
Foreign currency translation
 adjustment..................                         16            16              16
                                               ---------
Other comprehensive income...                         16
                                               ---------
Comprehensive loss...........                    (34,662)
                                ---------      ---------         -----       ---------
BALANCE AT DECEMBER 31,
 1998........................   $(139,391)                       $  44       $  98,619
                                =========      =========         =====       =========

  The accompanying notes are an integral part of these consolidated financial statements

                              ECLIPSYS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1998

1.   ORGANIZATION AND DESCRIPTION OF BUSINESS

     Eclipsys Corporation ("Eclipsys") and its subsidiaries (collectively, the "Company") is a healthcare information technology solutions provider which was formed in December 1995 and commenced operations in January 1996. The Company provides, on an integrated basis, enterprise-wide, clinical patient care, financial, management decision support and resource-management software solutions to healthcare organizations. Additionally, Eclipsys provides other information technology solutions including outsourcing, remote processing, networking technologies and other related services.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

     The financial statements include the accounts of Eclipsys and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

FINANCIAL STATEMENT PRESENTATION

     On December 31, 1998, Eclipsys completed a merger (the "Transition Merger") with Transition Systems, Inc. ("Transition"). The merger is being accounted for as a pooling of interests, and accordingly the financial statements have been retroactively restated as if the Transition Merger had occurred as of the beginning of the earliest period presented. Transition had a September 30 fiscal year end. In connection with the retroactive restatement, the financial statements of Transition were recast to a calendar year end to conform to Eclipsys' presentation.

     The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosures of contingent assets and liabilities. The estimates and assumptions used in the accompanying consolidated financial statements are based upon management's evaluation of the relevant facts and circumstances as of the date of the financial statements. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

     For purposes of the consolidated statement of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash equivalents are stated at cost plus accrued interest which approximates market value.

INVESTMENTS

     As of December 31, 1998, the Company has classified all investments as held to maturity. The securities totaled $17.0 million as of December 31, 1998 and consist of federal agency obligations. The estimated fair value of each investment approximates the amortized cost plus accrued interest. Unrealized gains at December 31, 1998 were $18,000.

REVENUE RECOGNITION

     The Company's products are sold to customers based on long-term contractual agreements. Revenues are derived from the licensing of computer software, software and hardware maintenance, remote processing and outsourcing, training, implementation assistance, consulting, and the sale of computer hardware.

                              ECLIPSYS CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1998

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)
SYSTEMS AND SERVICES

     The Company generally markets its products under multi-year agreements that range from five to seven years. Software license fees to new customers are generally recognized on a straight-line basis over the implementation period which generally ranges from 12 to 24 months. This method of recognizing software license fee revenue corresponds with the timing of the related implementation efforts which are jointly performed by the Company and its customers. Other software license fees which are bundled with long term maintenance agreements are recognized on a straight-line basis over the term of the licensing and maintenance agreements. Remote processing and outsourcing services are marketed under long-term agreements generally over periods from five to seven years and revenues are recognized monthly as the work is performed. Software maintenance fees are marketed under annual and multi-year agreements and are recognized ratably over the term of the agreements. Implementation revenues are recognized as the services are performed. Hardware maintenance revenues are billed and recognized monthly over the term of agreements. Revenues related to other support services, such as training, consulting, and implementation, are recognized when the services are performed.

     The Company warrants its products will perform in accordance with specifications as outlined in the respective customer contracts. The Company records a reserve for warranty costs at the time it recognizes revenue. Historically, warranty costs have been minimal.

     The Company accrues for product returns at the time it recognizes revenue, based on actual experience. Historically, product return costs have been minimal.

HARDWARE SALES

     Hardware sales are generally recognized upon shipment of the product to the customer.

UNBILLED ACCOUNTS RECEIVABLE

     Unbilled accounts receivable represent amounts owed to the Company under noncancelable agreements for software license fees with extended payment terms and computer hardware purchases which have been financed over extended payment terms. The current portion of unbilled accounts receivable of $13.5 million and $10.3 million as of December 31, 1997 and 1998, respectively, is included in accounts receivable in the accompanying financial statements. The non-current portion of unbilled accounts receivable of $1.8 million and $1.5 million as of December 31, 1997 and 1998, respectively, is included in other assets in the accompanying financial statements. The non-current portion of unbilled accounts receivable provides for payment terms that generally range from three to five years and carry annual interest rates ranging from 7% to 10%. The Company recognizes revenue in advance of billings under certain of its non-cancelable long-term contracts that contain extended payment terms. The Company does not have any obligation to refund any portion of its fees and has a history of enforcement and collection of amounts due under such arrangements. Payments owed under contracts with extended payment terms are due in accordance with the terms of the respective contract. Historically, the Company has had minimal write-offs of amounts due under such arrangements.

INVENTORY

     Inventory consists of computer parts and peripherals and is stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

                              ECLIPSYS CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1998

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)
PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives, which range from two to ten years. Computer equipment is depreciated over two to five years. Office equipment is depreciated over two to ten years. Purchased software for internal use is amortized over three to five years. Leasehold improvements are amortized over the shorter of the useful lives of the assets or the remaining term of the lease. When assets are retired or otherwise disposed of, the related costs and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in income. Expenditures for repairs and maintenance not considered to substantially lengthen the property and equipment lives are charged to expense as incurred.

CAPITALIZED SOFTWARE DEVELOPMENT COSTS

     The Company capitalizes a portion of its internal computer software development costs incurred subsequent to establishing technological feasibility, including salaries, benefits, and other directly related costs incurred in connection with programming and testing software products. Capitalization ceases when the products are generally released for sale to customers. Management monitors the net realizable value of all capitalized software development costs to ensure that the investment will be recovered through margins from future sales. Capitalized software development costs were approximately $704,000, $2.3 million and $4.3 million for the years ended December 31, 1996, 1997 and 1998, respectively. These costs are amortized over the greater of the ratio that current revenues bear to total and anticipated future revenues for the applicable product or the straight-line method over three to five years. Amortization of capitalized software development costs, which is included in cost of systems and services revenues, were approximately $750,000, $700,000 and $777,000 for the years ended December 31, 1996, 1997 and 1998, respectively. Accumulated amortization of capitalized software development costs were $4.9 million and $5.8 million as of December 31, 1997 and 1998, respectively.

     In December 1998, based on a review of products acquired in conjunction with the Transition Merger and other related activities, the Company recorded a write-off of approximately $1.3 million of capitalized software development costs related to duplicate products that did not have any alternative future use.

ACQUIRED TECHNOLOGY AND INTANGIBLE ASSETS

     The intangible assets from the Company's acquisitions (Note 8) consist of the following as of December 31, 1997 and 1998 (in thousands):

                                                     DECEMBER 31,                  USEFUL LIFE
                                       -----------------------------------------   -----------
                                              1997                  1998
                                       -------------------   -------------------
                                        GROSS       NET       GROSS       NET
                                       --------   --------   --------   --------
Acquired technology..................  $ 47,168   $ 27,138   $ 79,118   $ 43,318   3 - 5 Years
Ongoing customer relationships.......    10,846      8,858     10,846      6,690   5 Years
Management and services agreement....     9,543      7,346      9,543         --   4 Years
Network services.....................        --         --      5,764      4,324   3 Years
Goodwill.............................    13,550     12,084     17,537     14,779   3 - 12 Years
Other................................       378        291        863        135   3 - 5 Years
                                       --------   --------   --------   --------
                                       $ 81,485   $ 55,717   $123,671   $ 69,246
                                       ========   ========   ========   ========

     The carrying value of intangible assets are reviewed if the facts and circumstances suggest that it may be impaired. This review indicates if the assets will not be recoverable based on future expected cash flows. Based

                              ECLIPSYS CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1998

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED) on its review, the Company does not believe that an impairment of its excess of cost over fair value of net assets acquired has occurred.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts of the Company's financial instruments, including cash and cash equivalents, accounts receivable, and other current liabilities, approximate fair value. The recorded amount of long-term debt approximates fair value as the debt bears interest at a floating market rate.

INCOME TAXES

     The Company accounts for income taxes utilizing the liability method, and deferred income taxes are determined based on the estimated future tax effects of differences between the financial reporting and income tax basis of assets and liabilities and tax carryforwards given the provisions of the enacted tax laws.

STOCK-BASED COMPENSATION

     The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees", and related Interpretations and to elect the disclosure option of Statement of Financial Accounting Standards ("FAS") No. 123, "Accounting for Stock-Based Compensation". Accordingly, compensation cost for stock options is measured as the excess, if any, of the estimated market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE

     For all periods presented, basic net income (loss) per common share is presented in accordance with FAS 128, "Earnings per Share", which provides for new accounting principles used in the calculation of earnings per share and was effective for financial statements for both interim and annual periods ended after December 15, 1997. Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share reflect the potential dilution from assumed conversion of all dilutive securities such as stock options. Stock options to acquire 2,670,176, 3,831,517 and 4,174,266 shares of common stock in 1996, 1997 and 1998, respectively, and warrants to acquire up to 156,412, 1,119,245 and 1,119,245 shares of common stock in 1996, 1997 and 1998, were the only securities issued which would be included in the diluted earnings per share calculation if dilutive.

     In 1996, dilutive stock options of 1,492,326 and warrants of 127,415, after the application of the treasury stock method, were included in the calculation of diluted weighted average common stock outstanding. In 1997 and 1998, the inclusion of stock options and warrants would have been antidilutive due to the net loss reported by the Company. The Company has excluded 370,609 contingently returnable shares of common stock from basic and diluted earnings per share computations (Notes 4).

     For the year ended December 31, 1996, basic and diluted earnings per share for income before extraordinary item were $0.31 and $0.27, respectively, and the impact to basic and diluted earnings per share of the extraordinary item was a reduction of $0.20 and $0.17, respectively.

CONCENTRATION OF CREDIT RISK

     The Company's customers operate primarily in the healthcare industry. The Company sells its products and services under contracts with varying terms. The accounts receivable amounts are unsecured. Manage-

                              ECLIPSYS CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1998

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED) ment believes the allowance for doubtful accounts is sufficient to cover credit losses. The Company does not believe that the loss of any one customer would have a material effect on the financial position of the Company.

FOREIGN CURRENCY TRANSLATION

     The financial position and results of operations of foreign subsidiaries are measured using the currency of the respective countries as the functional currency. Assets and liabilities are translated at the foreign exchange rate in effect at the balance sheet date, while revenue and expenses for the year are translated at the average exchange rate in effect during the year. Translation gains and losses are not included in determining net income or loss but are accumulated and reported as a separate component of stockholders' equity. The Company has not entered into any hedging contracts during the three year period ended December 31, 1998.

COMPREHENSIVE INCOME

     Effective January 1, 1998, the Company implemented Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". This standard requires that the total changes in equity resulting from revenue, expenses, and gains and losses, including those that do not affect the accumulated deficit, be reported. Accordingly, those amounts that are comprised solely of foreign currency translation adjustments are included in other comprehensive income in the consolidated statement of stockholders' equity.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board issued FAS 131, "Disclosure about Segments of an Enterprise and Related Information". In October 1997, the American Institute of Certified Public Accountants issued Statement of Position 97-2 ("SOP 97-2"), "Software Revenue Recognition". Effective January 1, 1998, the Company adopted FAS 131 and SOP 97-2. The adoption of FAS 131 has not had a material impact on the Company's financial statement disclosures. In connection with the adoption of SOP 97-2, the Company deferred approximately $9.1 million of revenue under certain Transition contracts that were entered into after December 31, 1997.

3.   PROPERTY AND EQUIPMENT

     Property and equipment as of December 31, 1997 and 1998 is summarized as follows (in thousands):

                                                                   DECEMBER 31,
                                                                ------------------
                                                                 1997       1998
                                                                -------    -------
Computer equipment..........................................    $12,341    $14,386
Office equipment and other..................................      2,952      4,164
Purchased software..........................................      3,382      5,048
Leasehold improvements......................................      2,478      3,349
                                                                -------    -------
                                                                 21,153     26,947
Less: Accumulated depreciation and amortization.............    (10,080)   (14,732)
                                                                -------    -------
                                                                $11,073    $12,215
                                                                =======    =======

     Depreciation of property and equipment totaled approximately $561,000, $7.0 million and $7.5 million in 1996, 1997 and 1998, respectively.

                              ECLIPSYS CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1998

4.   LICENSING ARRANGEMENT

     In May 1996, the Company entered into an exclusive licensing arrangement with Partners HealthCare System, Inc. ("Partners") to further develop, commercialize, distribute and support certain intellectual property which was being developed at Partners. In consideration for the license, the Company issued 988,290 shares of Common Stock of the Company and agreed to pay royalties to Partners on sales of the developed product until the Company completes an initial public offering of common stock with a per share offering price of $10.00 or higher. There was no revenue recognized by the Company or royalties paid to Partners under the arrangement in 1996, 1997 or 1998. Under the terms of the license, the Company may further develop, market, distribute and support the original technology and license it, as well as market related services, to other healthcare providers and hospitals throughout the world (other than in the Boston, Massachusetts metropolitan area). The Company is obligated to offer to Partners and certain of their affiliates an internal use license, granted on most favored customer terms, to any new software applications developed by the Company, whether or not derived from the licensed technology, and major architectural changes to the licensed software. After May 3, 1998, Partners and certain of their affiliates are entitled to receive internal use licenses for any changes to any modules or applications included in the licensed technology, as defined. The Company has an exclusive right of first offer to commercialize new information technologies developed in connection with Partners. If the Company fails to pay the required royalties, breaches any material term under the licensing arrangement or if the current Chairman of the Board and Chief Executive Officer of the Company voluntarily terminates his employment with the Company prior to May 1999, the license may become non-exclusive, at the option of Partners. If Partners elects to convert the license to non-exclusive, it must return 370,609 shares of Common Stock to the Company.

     At the time the license arrangement was consummated, the licensed technology had not reached technological feasibility and had no alternative future use. The licensed technology being developed consisted of enterprise-wide, clinical information software. The Company released certain commercial products derived from the licensed technology in late 1998. The Company accounted for the license arrangement with Partners by recording a credit to additional paid-in capital of $1.5 million (representing the estimated fair value of the licensed technology) and a corresponding charge to its statement of operations for the year ended December 31, 1996. The charge was taken because the technology had not reached technological feasibility and had no alternative future use.

     As part of the agreement, the Company has provided development services to Partners related to commercializing the intellectual property; fees for these development services totaled $2.0 million, $2.5 million, and $1.2 million for the years ended December 31, 1996, 1997 and 1998 respectively, and are included as a reduction in research and development expenses in the accompanying consolidated statements of operations.

5.   SHAREHOLDERS' EQUITY AND MANDATORILY REDEEMABLE PREFERRED STOCK

STOCK SPLIT

     In May 1997, the Company declared a three-for-two split for all Voting Common Stock and Non-Voting Common Stock issued and outstanding. In addition, the shareholders approved an increase in the number of authorized shares of Voting Common Stock from 30,000,000 to 50,000,000. In June 1998, the Company effected a two-for-three reverse stock split of all Voting Common Stock and Non-Voting Common Stock outstanding. The accompanying consolidated financial statements give retroactive effect to the May 1997 and June 1998 stock splits as if they had occurred at the beginning of the earliest period presented.

MANDATORILY REDEEMABLE PREFERRED STOCK

     In connection with its acquisition of Alltel Healthcare Information Systems, Inc. ("Alltel" Note 7), the Company sold 30,000 shares of Series B 8.5% Cumulative Redeemable Preferred Stock ("Series B") and

                              ECLIPSYS CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1998

5. SHAREHOLDERS' EQUITY AND MANDATORILY REDEEMABLE PREFERRED STOCK -- (CONTINUED) warrants to purchase up to 1,799,715 shares of Non-Voting Common Stock at $.01 per share for total consideration of $30.0 million. The number of warrants to be issued was subject to adjustment in the event the Company redeemed all or a portion of the Series B prior to its mandatory redemption date. The Series B was non-voting and was entitled to a liquidation preference of $1,000 per share plus any unpaid dividends. Dividends were cumulative and accrue at an annual rate of 8.5%.

     The Series B was redeemable by the Company at its redemption price at any time on or before the mandatory redemption date of December 31, 2001. The redemption price, as defined, equaled the liquidation preference amount plus all accrued and unpaid dividends. With respect to liquidation preferences, the Series B ranked equal to the Series C 8.5% Cumulative Redeemable Preferred Stock ("Series C") and senior to all other equity instruments.

     In January 1997, 20,000 shares of the Series C were issued to Alltel Information Services, Inc. ("AIS") as part of the consideration paid for Alltel (Note 6). The Series C contained substantially the same terms, including voting rights, ability to redeem and liquidation preferences as the Series B. The Series B has preferential rights in the event of a change of ownership percentages of certain of the Company's stockholders; the Series C did not have these preferential rights. The Series C redemption price was determined the same as Series B and had to be redeemed on or before December 31, 2001.

     The Company has accounted for the Series B and C as mandatorily redeemable preferred stock. Accordingly, the Company accrued dividends and amortized any discount over the redemption period with a charge to additional paid-in capital ("APIC"). The Company recorded a discount on the Series B at the time of its issuance for the estimated fair value of the warrants ($10.5 million). The Company valued the maximum amount of warrants that would be issued up to the mandatory redemption date of the Series B as of the acquisition date, December 31, 1997 and the date redeemed. The Company recorded the Series C on the date of acquisition of Alltel at $10.3 million (after adjustment for the 4,500 shares returned by AIS (Note 7), which included a discount from its face amount of $5.2 million.

     Dividends and accretion on the Series B was $4.1 million and $10.7 million for the years ended December 31, 1997 and 1998, respectively. During the years ended December 31, 1997 and 1998, dividends and accretion on the Series C was $1.8 million and $200,000, respectively. The Series B and C were redeemed in August 1998 for $38.8 million with proceeds from the Company's IPO. In connection with this early redemption, the Company recorded a one time charge to APIC of $10.9 million which represented the difference between the carrying value of the Series B and C and the redemption value. This amount is included in dividends and accretion in the accompanying financial statements.

SERIES A CONVERTIBLE PREFERRED STOCK

     In May 1996, concurrent with entering into the Partners' licensing arrangement, the Company sold 1,000,000 shares of Series A Convertible Preferred Stock ("Series A") for $6.0 million to outside investors. The Series A was convertible on a one-to-one basis to shares of Common Stock of the Company at the discretion of the outside investors. The Series A had voting rights equivalent to Common Stock on an as converted basis and a liquidation preference of $6 per share. The Company did not declare or pay any dividends on Series A. In January 1997, the Company issued 1,478,097 shares of Series F Convertible Preferred Stock ("Series F") in exchange for the cancellation of Series A. The Company accounted for the transaction analogously to an extinguishment of debt with a related party and, accordingly, recorded a charge of $3.1 million to additional paid-in capital at the date of this transaction. In addition, the charge is recorded as an increase to net loss available to common shareholders in the accompanying statement of operations.

                              ECLIPSYS CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1998

5.   SHAREHOLDERS' EQUITY AND MANDATORILY REDEEMABLE PREFERRED STOCK --
(CONTINUED)
SERIES D CONVERTIBLE PREFERRED STOCK

     In January 1997, the Company sold 4,981,289 shares of the Series D Convertible Preferred Stock ("Series D") for $62.5 million to private investors and issued 2,077,497 shares to AIS in connection with the acquisition of Alltel. Each share of Series D was convertible into one share of Common Stock. The Series D contained voting rights as if it were converted into Common Stock and had a liquidation preference of $12.55 per share plus any declared but unpaid dividends. The Series D was equivalent to Series E Convertible Preferred Stock ("Series E") with respect to liquidation preference and rank.

     Both the Series D and E ranked junior to the Series B and C and senior to Series F. The Company has not declared or paid any dividends on the Series D.

     Concurrent with the Company's initial public offering, the Series D were converted into 7,058,786 shares of Common Stock.

SERIES E CONVERTIBLE PREFERRED STOCK

     In January 1997, the Company sold 896,431 shares of Series E for $11.3 million. The Series E was non-voting and was identical to the Series D with respect to liquidation preference and rank. Each share of Series E was convertible into one share of Non-Voting Common Stock. To date, the Company has not declared or paid any dividends on the Series E.

     Concurrent with the Company's initial public offering, the Series E were converted into 896,431 shares of Non-Voting Common Stock.

SERIES F CONVERTIBLE PREFERRED STOCK

     As described above, in January 1997, 1,478,097 shares of Series F were issued in exchange for the cancellation of the outstanding shares of Series A. The Series F contained a liquidation preference of $6 per share. The Series F ranked junior to the Company's other classes of preferred stock with respect to liquidation preferences. Each share of Series F was convertible into one share of Common Stock. The Company has not declared or paid any dividends on the Series F.

     Concurrent with the Company's initial public offering, the Series F were converted into 1,478,097 shares of Common Stock.

SERIES G CONVERTIBLE PREFERRED STOCK

     In February 1998, the Company sold 900,000 shares of Series G Convertible Preferred Stock ("Series G") to outside investors for total consideration of $9.0 million. The proceeds were utilized to repay the outstanding Term Loan balance. Each share of the Series G was convertible on a two-for-three basis to shares of Common Stock. The conversion rate was subject to adjustment in certain circumstances. The Series G had a liquidation preference of $10 per share. In the event of an involuntary liquidation of the Company, the Series G would have participated on a pro rata basis with the Series D and E.

     Concurrent with the Company's initial public offering, the Series G was converted into 600,000 shares of Common Stock.

VOTING AND NON-VOTING COMMON STOCK

     Holders of Voting Common Stock are entitled to one vote per share. Holders of Non-Voting Common Stock do not have voting rights other than as provided by statute.

                              ECLIPSYS CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1998

5.   SHAREHOLDERS' EQUITY AND MANDATORILY REDEEMABLE PREFERRED STOCK --
(CONTINUED)
UNDESIGNATED PREFERRED STOCK

     The Company has available for issuance, at December 31, 1998, 5.0 million shares of undesignated preferred stock (the "Undesignated Preferred"). The liquidation, voting, conversion and other related provisions of the Undesignated Preferred will be determined by the Board at the time of issuance. Currently, there are no outstanding shares.

INITIAL PUBLIC OFFERING

     Effective August 6, 1998, the Company completed an initial public offering. Net proceeds from the offering were $65.4 million, including proceeds from the exercise of the underwriters' overallotment option. The Company used the net proceeds from the offering to redeem the outstanding shares of the Company's Mandatorily Redeemable Preferred Stock, repay the principal balance and accrued interest on acquisition related debt and to repay amounts outstanding under the Company's revolving credit facility. In connection with the redemption of the Mandatorily Redeemable Preferred Stock, the Company recorded an increase to net loss available to common shareholders of $10.9 million reflecting the difference between the carrying value and redemption value of the stock.

     Concurrent with the initial public offering, all Series of Convertible Preferred Stock were automatically converted into Voting or Non-Voting Common Stock and all Mandatorily Redeemable Preferred Stock was redeemed.

6.   TRANSITION MERGER

     As discussed in Note 2, on December 31, 1998, the Company completed a merger with Transition, a publicly traded provider of integrated clinical and financial decision support systems for hospitals, integrated health networks, physician groups and other healthcare organizations. Transition stockholders received .525 shares of common stock of Eclipsys for each share of Transition common stock, or an aggregate of 11.1 million shares. The transaction was accounted for as a pooling of interests, and accordingly, all prior periods have been restated to give effect to this transaction. The Company incurred transaction costs of approximately $5.0 million directly related to the merger.

     The Transition acquisition was accounted for as a pooling of interests, accordingly, all prior period amounts have been restated. A reconciliation between revenue and net income (loss) as previously reported and as restated follow:

                                                                 1996        1997
                                                                -------    ---------
Revenue:
  As previously reported....................................    $    --    $  94,077
  Transition................................................     36,197       46,994
                                                                -------    ---------
  As restated...............................................    $36,197    $ 141,071
Net income (loss):
  As previously reported....................................    $(2,953)   $(131,060)
  Transition................................................      4,738        6,020
                                                                -------    ---------
  As restated...............................................    $ 1,785    $(125,040)
                                                                =======    =========

                              ECLIPSYS CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1998

6.   TRANSITION MERGER (CONTINUED)
     Significant transactions of Transition during the restatement period, after giving effect to the .525 conversion ratio were as follows:

     1996 RECAPITALIZATION

    In January 1996, prior to its contemplation of an initial public offering, Transition effected a leveraged recapitalization transaction (the "Recapitalization"), in which Transition repurchased 15,011,012 shares of Common Stock then issued and outstanding from New England Medical Center, Inc. ("NEMC") and other stockholders of Transition for an aggregate of approximately $111.4 million. Additionally, Transition incurred approximately $4.8 million in costs related to the Recapitalization (approximately $3.4 million is included in the statement of operations). Up until the Recapitalization, Transition was a majority-owned subsidiary of NEMC. In addition, Warburg, Pincus Ventures, L.P. ("WP Ventures") purchased from certain executive officers of Transition shares of Common Stock, including shares of Common Stock acquired by such executive officers pursuant to their exercise of stock options, for an aggregate of $9.0 million. WP Ventures then contributed such shares of Common Stock to Transition. The principal purpose of the Recapitalization was to provide liquidity to Transition's existing stockholders while permitting them to retain an ownership interest in Transition. Transition accounted for this transaction as a leveraged recapitalization. To finance the repurchase of these shares, Transition issued to certain institutional investors shares of Series A non-voting preferred stock for an aggregate of $20.0 million, shares of Series B convertible preferred stock (convertible into 4,529,338 shares of Common Stock) for an aggregate of $33.6 million and shares of Series C non-voting convertible preferred stock (convertible into 187,038 shares of Common Stock) for an aggregate of $1.4 million. In addition, Transition entered into a secured term loan in the amount of $35.0 million and received an advance of $5.0 million under a secured revolving credit facility in the maximum principal amount of $15.0 million, and issued Senior Subordinated Notes, due 2003, in the aggregate principal amount of $10.0 million (the "Senior Subordinated Notes"). The holder of the Senior Subordinated Notes also received a warrant to acquire an aggregate of 156,412 shares of non-voting common stock at an initial exercise price of $7.43 per share, subject to adjustment in certain circumstances. Transition recorded a discount on the Senior Subordinated Notes for the estimated fair value of the warrants ($395,000). In addition, in the first quarter of 1996, Transition incurred a non-cash compensation charge of $3.0 million. This compensation charge arose from the purchase by Transition (both directly and indirectly, through WP Ventures) from certain of its executive officers shares of Common Stock that had been acquired by such officers immediately prior to the Recapitalization through the exercise of employee stock options. The amount of the compensation charge was equal to the difference between the approximately $766,000 exercise price paid by such officers upon such exercise and the proceeds received by the officers from the purchase by Transition of such shares.

     TRANSITION INITIAL PUBLIC OFFERING

    On April 18, 1996, Transition completed an initial public offering of 3,622,500 shares of its common stock that generated net proceeds of $114.4 million. A substantial part of the proceeds were used to redeem $20.6 million of Series A preferred stock and accrued dividends (included as part of the recapitalization on the statement of changes in stockholders' equity), to repay the $34.7 million outstanding principal amount and accrued interest under a secured term loan facility, to repay the $10.3 million outstanding principal amount and accrued interest under certain senior subordinated notes and to repay the $5.1 million outstanding principal amount and accrued interest under a revolving credit facility.

                              ECLIPSYS CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1998

6.   TRANSITION MERGER (CONTINUED)
     ACQUISITIONS

    On July 22, 1996, Transition acquired substantially all of the outstanding stock and a note held by a selling principal of Enterprising HealthCare, Inc. ("EHI"), based in Tucson, Arizona, for a total purchase price of approximately $1.8 million in cash. EHI provides system integration products and services for the health care market. The acquisition was accounted for under the purchase method and accordingly the results of operations of EHI are included from the date of the acquisition. Acquired technology costs of $1.6 million are being amortized on a straight-line basis over 7 years.

    On September 19, 1997, Transition acquired all outstanding shares of Vital Software Inc. ("Vital"), a privately held developer of products that automate the clinical processes unique to medical oncology. The purchase price was approximately $6.3 million, which was comprised of $2.7 million in cash and 132,302 shares of the Company's common stock with a value of $3.6 million. The acquisition was accounted for under the purchase method of accounting and accordingly the results of operations of Vital are included from the date of the acquisition. The amount allocated to acquired in-process research and development was based on the results of an independent appraisal. Acquired in-process research and development represented development projects in areas that had not reached technological feasibility and which had no alternative future use. Accordingly, the amount was charged to operations at the date of the acquisition.

    On December 3, 1998, Transition acquired substantially all of the outstanding stock of HealthVISION, Inc. ("HealthVISION"), a provider of electronic medical record software. The purchase price was approximately $41.1 million, which was comprised of approximately $31.6 million in cash (of which $6.0 million was invested in 1997) and the assumption of approximately $9.5 million in liabilities, plus an earn-out of up to $10.8 million if specified financial milestones are met. The acquisition was accounted for under the purchase method and accordingly the results of operations of HealthVISION are included from the date of the acquisition. The amount allocated to acquired in-process research and development ($2.4 million) was based on the results of an independent appraisal. Acquired in-process research and development represented development projects in areas that had not reached technological feasibility and which had no alternative future use. Accordingly, the amount was charged to operations at the date of the acquisition.

    Unaudited pro forma results of operations have not been presented for EHI and Vital, as the effects of these acquisitions on the financial statements are not material. For unaudited pro forma results of operations for the years ended December 31, 1997 and 1998, as if the HealthVISION acquisition had occurred on January 1, 1997 see Note 7.

     EXTRAORDINARY ITEM

    During 1996, Transition incurred an extraordinary loss of approximately $2.1 million (after taxes) for the write-off of approximately $3.6 million of unamortized capitalized financing costs. These costs were attributable to indebtedness incurred in the Recapitalization that was repaid out of the proceeds of Transition's initial public offering as more fully discussed above.

                              ECLIPSYS CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1998

7.   ACQUISITIONS

     Effective January 24, 1997, Eclipsys completed the acquisition of Alltel. As consideration for this transaction, Eclipsys paid AIS $104.8 million cash, issued 15,500 (after consideration of the return of 4,500 shares by AIS in October 1997) shares of Series C valued at approximately $10.3 million and 2,077,497 shares of Series D valued at approximately $26.1 million. Concurrent with the acquisition, the Company and Alltel entered into the Management and Services Agreement ("MSA") whereby Alltel agreed to provide certain services to the Company and its customers together with certain non-compete provisions. In exchange, the Company agreed to pay Alltel $11.0 million in varying installments through December 2000. The obligation and equivalent corresponding asset were recorded at its net present value of $9.5 million at the date of signing. To finance the transaction, the Company sold, for $30.0 million, 30,000 shares of Series B and warrants to purchase up to 1,799,715 shares of Non-Voting Common Stock to private investors. Additionally, the Company sold 4,981,289 shares of Series D and 896,431 shares of Series E for total proceeds of $73.8 million.

     The transaction was accounted for as a purchase and accordingly, the purchase price was allocated based on the fair value of the net assets acquired. The purchase price is composed of and allocated as follows (in thousands):

Cash, net of cash acquired..................................    $104,814
Issuance of Series D........................................      26,072
Issuance of Series C........................................      10,258
Transaction costs...........................................       2,008
Liabilities assumed.........................................      58,397
                                                                --------
                                                                 201,549
                                                                --------
Current assets..............................................      31,803
Property and equipment......................................      12,242
Other assets................................................       3,148
Identifiable intangible assets:
  In-process research and development.......................      92,201
  Acquired technology.......................................      42,312
  Ongoing customer relationships............................      10,846
                                                                --------
                                                                 192,552
                                                                --------
Goodwill....................................................    $  8,997
                                                                ========

     The acquisition agreement contains certain provisions whereby the purchase price could be adjusted within twelve months from the acquisition date based on certain criteria defined in the agreement. Based on these provisions, in October 1997, AIS returned 4,500 shares of Series C to Eclipsys. In December 1997, the Company presented its final analysis to AIS of items for which, under the agreement, the Company believed it was entitled to consideration. In the first quarter of 1998, the Company and AIS renegotiated, in two separate transactions, certain matters relating to the acquisition of Alltel. In one transaction, AIS returned to the Company, for cancellation, 11,000 shares of Series C in exchange for resolving certain open issues in connection with the Alltel acquisition, and the Company agreed, at AIS' option, to redeem the remaining 4,500 shares of Series C held by AIS for an aggregate price of $4.5 million at the time of the IPO and for a period of 30 days thereafter. These shares were redeemed with the proceeds from the Company's IPO (Note 5). In the second transaction, the Company paid AIS an aggregate of $14.0 million in exchange for terminating all of the rights and obligations of both parties under the MSA. The Company recorded a charge of approximately $7.2 million related to the write-off of the MSA intangible asset. In addition, the Company recorded a reduction to goodwill of approximately $7.8 million related to the final settlement of certain issues related to the Alltel acquisition resulting in the return of the 11,000 shares of Series C. Additionally, the

                              ECLIPSYS CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1998

7.   ACQUISITIONS (CONTINUED)
Company recorded a Network Services intangible asset related to the Company's ability to provide services in this area as a result of the settlement. This asset is being amortized over thirty-six months. After accounting for these adjustments, the Company's total consideration paid for this acquisition was $201.5 million, including liabilities assumed, net of cash acquired.

     In connection with the recording of the acquisition of Alltel, the Company reduced the predecessor's reported deferred revenue by $7.3 million to the amount that reflects the estimated fair value of the contractual obligations assumed. This adjustment results from the Company's requirement, in accordance with generally accepted accounting principles, to record the fair value of the obligation assumed with respect to arrangements for which the related revenue was previously collected by the predecessor company. The Company's liability at acquisition includes its estimated costs in fulfilling those contract obligations.

     Effective June 26, 1997, the Company acquired all of the common stock of SDK Healthcare Information Systems, Inc. ("SDK") in exchange for 499,997 shares of Common Stock valued at approximately $3.2 million, $2.2 million in cash and acquisition debt due to SDK shareholders totaling $7.6 million. The transaction was accounted for as a purchase and, accordingly, the purchase price was allocated based on the estimated fair value of the net assets acquired.

     The purchase price is composed of and allocated as follows (in thousands):

Cash, net of cash acquired..................................    $ 2,161
Issuance of Common Stock....................................      3,248
SDK acquisition debt........................................      7,588
Liabilities assumed.........................................      3,514
                                                                -------
                                                                 16,511
                                                                -------
Current assets..............................................      1,061
Property and equipment......................................        671
Other assets................................................         33
Identifiable intangible assets:
  In-process research and development.......................      6,988
  Acquired technology.......................................      3,205
                                                                -------
                                                                 11,958
                                                                -------
Goodwill....................................................    $ 4,553
                                                                =======

     The Company is using the acquired in-process research and development to create new clinical, patient financial, access management and data warehousing products which will become part of its product suite over the next several years. The Company anticipates that certain products will be generally released through 2001. It is management's expectation that the acquired in-process research and development will be successfully developed, however there can be no assurance that commercial viability of these products will be achieved. In the event that these products are not generally released in a timely manner, the Company may experience fluctuations in future earnings as a result of such delays.

     In connection with the Alltel and SDK acquisitions, the Company wrote off in-process research and development charges of $92.2 million and $7.0 million, respectively, related to the appraised values of certain in-process research and development acquired in these acquisitions.

     Effective January 30, 1998, the Company acquired the net assets of the Emtek Healthcare Division of Motorola, Inc., ("Emtek") for an aggregate purchase price of approximately $11.7 million, including 1,000,000 shares of Common Stock valued at $9.1 million and liabilities assumed of approximately

                              ECLIPSYS CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1998

7.   ACQUISITIONS (CONTINUED)
$12.3 million. In addition, Motorola agreed to pay the Company $9.6 million in cash due within one year for working capital purposes.

     The purchase price is composed of and allocated as follows (in thousands):

Issuance of Common Stock....................................    $ 9,060
Receivable from Motorola....................................     (9,600)
Liabilities assumed.........................................     12,275
                                                                -------
                                                                 11,735
                                                                -------
Current assets..............................................      5,033
Property and equipment......................................      2,629
                                                                -------
                                                                  7,662
                                                                -------
Identifiable intangible assets (acquired technology)........    $ 4,073
                                                                =======

     Unaudited pro forma results of operations for the years ended December 31, 1997 and 1998, as if the aforementioned acquisitions (including HealthVISION) had occurred on January 1, 1997, are as follows (in thousands, except per share data):

                                                          YEAR ENDED
                                                         DECEMBER 31,
                                                     --------------------
                                                       1997        1998
                                                     --------    --------
Revenues.........................................    $182,672    $183,260
Net loss.........................................    (150,954)    (56,676)
Basic and diluted loss per share.................    $ (11.58)   $  (3.25)

8.   LONG-TERM DEBT

     Long-term debt consists of the following as of December 31, 1997 (in thousands):

Term Loan...................................................    $  9,000
SDK acquisition debt, interest payable quarterly at 9.5%,
  principal due in two annual installments of $3,794,
  commencing April 1998.....................................       7,588
                                                                --------
                                                                  16,588
Less current portion........................................     (12,794)
                                                                --------
Long-term debt..............................................    $  3,794
                                                                ========

     In connection with the Alltel acquisition, the Company entered into a $30 million credit facility (the "Facility"). The Facility included a $10 million term loan (the "Term Loan") and a $20 million revolving credit facility (the "Revolver"). Borrowings under the Facility are secured by substantially all of the assets of the Company. The Term Loan was payable in varying quarterly installments through January 2000. As more fully discussed in Note 5, the Term Loan was repaid in full with the proceeds of the sale of Series G Convertible Preferred Stock in February 1998. As such, the entire balance of the Term Loan as of December 31, 1997 was classified as current in the accompanying financial statements. On May 29, 1998, the Company entered into an agreement to increase the available borrowings under the Facility from $20 million to $50 million. In August 1998, the long-term debt balance and accrued interest were repaid in full with proceeds from the Company's IPO.

                              ECLIPSYS CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1998

8.   LONG-TERM DEBT (CONTINUED)
     Borrowings under the Facility bear interest, at the Company's option, at
(i) LIBOR plus 1% to 3% or (ii) the higher of a) the banks prime lending rate or
b) the Federal Funds Rate plus 0.5%; plus 0% to 1.75%. The interest rates vary based on the Company's ratio of earnings to consolidated debt, as defined. At December 31, 1998, the Company's borrowing rate under the Facility was 6.85%. Under the terms of the Facility, the Company is required to maintain certain financial covenants related to consolidated debt to earnings, consolidated earnings to interest expense and consolidated debt to capital. In addition, the Company has limitations on the amounts of certain types of expenditures and is required to obtain certain approvals related to mergers and acquisitions, as defined. The Company was in compliance with all provisions of the Facility as of December 31, 1998.

     As of December 31, 1998, the Company has $50 million available for future borrowings under the Revolver. The Revolver expires in August, 2001. Under the terms of the Revolver, the Company pays an annual commitment fee of .375% for any unused balance, as defined. Additionally, the Company pays a fee of .125% for any Letters of Credit issued under the agreement. As of December 31, 1998, unused Letters of Credit totaling approximately $4.5 million were outstanding against the Revolver.

9.   OTHER CURRENT LIABILITIES

     Other current liabilities consist of the following (in thousands):

                                                                   DECEMBER 31,
                                                                ------------------
                                                                 1997       1998
                                                                -------    -------
Accounts payable............................................    $ 5,228    $ 7,282
Accrued compensation and incentives.........................     10,440     15,121
Customer deposits...........................................      7,959      9,576
Payment due to AIS under MSA................................      2,000         --
Accrued royalties...........................................      1,024      6,586
Accrued interest............................................        672         --
Other.......................................................     10,651      8,224
                                                                -------    -------
                                                                $37,974    $46,789
                                                                =======    =======

10. INCOME TAXES

     A reconciliation of the effect of applying the federal statutory rate and the effective income tax rate on the Company's income tax provision (benefit) is as follows (in thousands):

                                                                  YEAR ENDED DECEMBER 31,
                                                               ------------------------------
                                                                1996       1997        1998
                                                               ------    --------    --------
Statutory federal income tax rate (34%)....................    $2,932    $(39,761)   $(10,683)
In-process research and development........................        --       4,418         813
Other......................................................       124         232         237
State income taxes.........................................       580      (4,516)       (872)
Non-deductible transaction costs...........................        --          --       1,546
Non-deductible amortization................................        --         747         927
Valuation allowance........................................     1,054      46,976      12,284
                                                               ------    --------    --------
Provision for income taxes.................................    $4,690    $  8,096    $  4,252
                                                               ======    ========    ========

                              ECLIPSYS CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1998

10. INCOME TAXES (CONTINUED)
     The significant components of the Company's net deferred tax asset were as follows (in thousands):

                                                                   DECEMBER 31,
                                                                ------------------
                                                                 1997       1998
                                                                -------    -------
Deferred tax assets:
Alltel in-process research and development..................    $34,969    $32,471
Intangible assets...........................................      5,353     12,940
Deferred revenue............................................      4,642      5,307
Allowance for doubtful accounts.............................        760      1,097
Accrued expenses............................................      4,123      2,448
Depreciation and amortization...............................      1,381      1,111
Other.......................................................        259      2,481
Net operating loss carryforwards............................      5,220     23,084
                                                                -------    -------
                                                                $56,707    $80,939
                                                                -------    -------
Deferred tax liabilities:
Capitalization of software development costs................      1,140     11,857
                                                                -------    -------
Net deferred tax asset......................................     55,567     69,082
                                                                -------    -------
Valuation allowance.........................................    (55,567)   (69,082)
                                                                -------    -------
                                                                $    --    $    --
                                                                =======    =======

     At December 31, 1998, the Company had net operating loss carryforwards for federal income tax purposes of approximately $55.0 million. The carryforwards expire in varying amounts through 2018. Additionally, the Company has Canadian net operating loss carryovers of approximately $5.5 million that expire in varying amounts through 2004.

     Under the Tax Reform Act of 1986, the amounts of, and the benefits from, net operating loss carryforwards may be impaired or limited in certain circumstances. The Company experienced an ownership change as defined under
Section 382 of the Internal Revenue Code in January 1997 and December 1998. As a result of the ownership changes, net operating loss carryforwards of approximately $1.5 million at January 1997 and $55 million at December 1998, which were incurred prior to the date of change, are subject to annual limitation on their future use. As of December 31, 1998, a valuation allowance has been established against the deferred tax assets that the Company does not believe are more likely than not to be realized. The future reduction of the valuation allowance, up to $7.2 million, will be reflected as a reduction of goodwill.

11. EMPLOYEE BENEFIT PLANS

1996 STOCK OPTION PLAN

     In April 1996, the Board of Directors of the Company (the "Board") adopted the 1996 Stock Plan (the "1996 Stock Plan"). The 1996 Stock Plan, as amended, provides for grants of stock options, awards of Company stock free of any restrictions and opportunities to make direct purchases of restricted stock of the Company. The 1996 Stock Plan allows for the issuance of options or other awards to purchase up to 2,500,000 shares of Common Stock. Pursuant to the terms of the 1996 Stock Plan, a committee of the Board is authorized to grant awards to employees and non employees and establish vesting terms. The options expire ten years from the date of grant.

                              ECLIPSYS CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1998

11. EMPLOYEE BENEFIT PLANS -- (CONTINUED)
1998 STOCK INCENTIVE PLAN

     In January 1998, the Board adopted the 1998 Stock Incentive Plan (the "Incentive Plan"). The Incentive Plan provides for the granting of stock options, stock appreciation rights, restricted stock awards or unrestricted stock awards. Under the provisions of the Incentive Plan, no options or other awards may be granted after April 2008. There are currently 4,333,333 shares of common stock reserved under the Incentive Plan, together with the 1996 Stock Plan and the 1998 Employee Stock Purchase Plan. Options granted under the Incentive Plan will be granted at the fair market value of the stock as of the date of grant.

     The following table summarizes activity under the plans:

                                  1996                      1997                      1998
                         ----------------------    ----------------------    ----------------------
                                       WEIGHTED                  WEIGHTED                  WEIGHTED
                                       AVERAGE                   AVERAGE                   AVERAGE
                                       EXERCISE                  EXERCISE                  EXERCISE
                          OPTIONS       PRICE       OPTIONS       PRICE       OPTIONS       PRICE
                         ----------    --------    ----------    --------    ----------    --------
Outstanding at
  beginning of
  year...............     1,588,134     $2.29       2,675,176     $ 3.75      3,829,466     $ 7.80
  Granted............     1,366,712      4.97       1,823,559      14.27      1,052,870      21.65
  Exercised..........      (270,409)     1.36        (356,102)      3.05       (465,008)      2.61
  Forfeited..........       (14,261)     2.29        (311,116)     17.04       (243,062)     21.06
                         ----------                ----------                ----------
Outstanding at end of
  year...............     2,670,176      3.76       3,831,517       7.80      4,174,266      11.09
  Exercisable at end
     of year.........     1,029,720                 1,271,432                 1,597,478

                                         1996                       1997                       1998
                                -----------------------    -----------------------    -----------------------
                                WEIGHTED                   WEIGHTED                   WEIGHTED
                                AVERAGE      WEIGHTED      AVERAGE      WEIGHTED      AVERAGE      WEIGHTED
                                EXERCISE    FAIR MARKET    EXERCISE    FAIR MARKET    EXERCISE    FAIR MARKET
OPTION GRANTED DURING THE YEAR   PRICE         VALUE        PRICE         VALUE        PRICE         VALUE
------------------------------  --------    -----------    --------    -----------    --------    -----------
Option price > fair market
  value....................      $11.44                     $34.56                     $24.49
Option price = fair market
  value....................        0.20                       6.54                      21.31
Option price < fair market
  value....................        0.08                         --                         --
Weighted Fair Market Value of
  Options Granted..........                      4.34                      12.49                      18.43

     During 1996 and 1997, pursuant to the 1996 Stock Plan, the Board issued 109,999 and 15,000 shares of Common Stock, respectively, to employees and nonemployees for services. Compensation expense of approximately $1,000 and $97,000 was recorded in 1996 and 1997, respectively, related to these transactions.

                              ECLIPSYS CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1998

11. EMPLOYEE BENEFIT PLANS -- (CONTINUED)
     The Company has adopted the disclosure only provision of FAS 123. Had compensation cost for the Company's stock option grants described above been determined based on the fair value at the grant date for awards in 1996, 1997 and 1998 consistent with the provisions of FAS 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below (in thousands, except share data):

                                                                        YEAR ENDED
                                                                       DECEMBER 31,
                                                              -------------------------------
                                                               1996       1997         1998
                                                              ------    ---------    --------
Net income (loss):
  As reported.............................................    $1,785    $(125,040)   $(34,678)
  Pro forma...............................................      (434)    (130,518)    (47,182)
Basic and Diluted net income (loss) per share:
  As reported.............................................    $ 0.10    $  (10.46)   $  (2.20)
  Pro forma...............................................    $(0.09)   $  (10.89)   $  (2.81)

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1996, 1997 and 1998: dividend yield of 0% for all years, risk-free interest rate of 5.55% for all years, expected life of 7.85,
9.98 and 8.35 based on the plan and volatility of 103%.

     The following table summarizes information about stock options outstanding at December 31, 1998:

                                                 OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
                                         ------------------------------------   ----------------------
                                                        WEIGHTED
                                                         AVERAGE     WEIGHTED                 WEIGHTED
                                           NUMBER       REMAINING    AVERAGE      NUMBER      AVERAGE
                                         OUTSTANDING   CONTRACTUAL   EXERCISE   EXERCISABLE   EXERCISE
RANGE OF EXERCISE PRICE                  AT 12/31/98      LIFE        PRICE     AT 12/31/98    PRICE
-----------------------                  -----------   -----------   --------   -----------   --------
$0.01-$6.00............................   1,415,601        6.7        $ 1.68     1,113,494     $ 2.10
$6.01-$12.00...........................   1,795,661        8.3          7.58       434,423       7.08
$12.01-$18.00..........................     291,472        9.8         14.17            --         --
$18.01-$24.00..........................      53,444        9.1         20.07         4,620      20.95
$24.01-$30.00..........................     141,948        8.5         27.72        43,679      25.71
$30.01-$36.00..........................     146,996        8.6         35.45            --         --
$36.01-$42.00..........................      26,248        9.2         37.38         1,262      37.38
$42.01-$48.00..........................     202,896        9.1         44.29            --         --
$48.01-$54.00..........................          --         --            --            --         --
$54.01-$60.00..........................     100,000        9.3         60.00            --         --

     In connection with the Transition Merger, options held by employees of Transition were converted into options to purchase 1,792,854 shares of Voting Common Stock based on the .525 conversion ratio. All option disclosures reflect the impact of Transition options after retroactive restatement for the impact of the Transition Merger. As of December 31, 1996, 1997 and 1998, respectively, there were 2,000,175, 1,999,867 and 1,792,854 options outstanding related to Transition's stock option plans.

EMPLOYEE SAVINGS PLAN

     During 1997, the Company established a Savings Plan (the "Plan") pursuant to Section 401(k) of the Internal Revenue Code (the "Code"), whereby employees may contribute a percentage of their compensation, not to exceed the maximum amount allowable under the Code. At the discretion of the Board, the Company may elect to make matching contributions, as defined in the Plan. For the year ended

                              ECLIPSYS CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1998

11. EMPLOYEE BENEFIT PLANS -- (CONTINUED)
December 31, 1997 and 1998, the Board authorized matching contributions totaling $780,000 and $1,400,000, respectively.

     Transition maintained a savings plan pursuant to Section 401(k) of the Code. In connection with this plan, employer contributions totaling $263,000, $306,000 and $376,000 were made in 1996, 1997 and 1998, respectively. In connection with the Transition Merger, employees of Transition became eligible to enroll in the Plan.

1998 EMPLOYEE STOCK PURCHASE PLAN

     Under the Company's 1998 Employee Stock Purchase Plan (the "Purchase Plan") (implemented in April 1998), employees of the Company, including directors of the Company who are employees are eligible to participate in quarterly plan offerings in which payroll deductions may be used to purchase shares of Common Stock. The purchase price of such shares is the lower of 85% of the fair market value of the Common Stock on the day the offering commences and 85% of the fair market value of the Common Stock on the day the offering terminates.

12. COMMITMENTS AND CONTINGENCIES

NONCANCELABLE OPERATING LEASES

     The Company leases its office space and certain equipment under noncancelable operating leases. Rental expense under operating leases was approximately $457,000, $6.8 million and $8.5 million for the years ended December 31, 1996, 1997 and 1998, respectively. Future minimum rental payments for noncancelable operating leases as of December 31, 1998 are as follows (in thousands):

YEAR ENDING DECEMBER 31,
------------------------
1999........................................................    $ 7,302
2000........................................................      3,689
2001........................................................      2,527
2002........................................................      2,349
2003........................................................      2,339
Thereafter..................................................      5,500
                                                                -------
                                                                $23,706
                                                                =======

LITIGATION

     The Company is involved in litigation incidental to its business. In the opinion of management, after consultation with legal counsel, the ultimate outcome of such litigation will not have a material adverse effect on the Company's financial position or results of operations or cash flows.

13. RELATED PARTY TRANSACTIONS

     During 1997, the Company paid AIS $1.7 million for certain transition services provided by AIS related to accounting services, computer processing and other various activities.

     During 1997, Eclipsys paid a total of $348,000 to certain subsidiaries of AIS and Alltel Corporation related to the purchase of various goods and services.

     The Company leases office space from the former owner of SDK. During the year ended December 31, 1997 and 1998 the Company paid $178,000 and $330,000, respectively, under this lease. The lease is noncancelable and expires in 2009.

     In 1997 and 1998, the Company paid $336,000 and $446,000, respectively, to a charter company for the use of an aircraft for corporate purposes. The aircraft provided for the Company's use was leased by the

                              ECLIPSYS CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1998

13. RELATED PARTY TRANSACTIONS (CONTINUED) charter company from a company owned by the Chairman of the Board, President and Chief Executive Officer of the Company (the "Chairman"). The Chairman's company received $219,000 and $310,000, during 1997 and 1998, respectively, for these transactions. The Chairman has no interest in the charter company.

     The Company has an employment agreement with the Chairman through May 1, 1999. Under the provisions of the agreement, the Chairman earns an annual salary of $150,000, subject to adjustment from time to time. The payment of amounts earned under the agreement were to be deferred until certain earnings were attained by the Company. During 1997 and 1998, $66,000 and $185,000, respectively, was paid under the agreement. Effective January 1, 1998, the Chairman's annual salary was increased to $200,000.

14. INVESTMENT WRITE-DOWN

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

     At December 31, 1998, the Company determined that an other than temporary impairment of its investment occurred. Accordingly, the investment was written down to its estimated fair value of $787,000 and the Company recorded a charge of $4.8 million in the accompanying statement of operations.

15. SUBSEQUENT EVENTS

     POWERCENTER SYSTEMS, INC ACQUISITION

     Effective February 17, 1999, the Company completed a merger with PowerCenter Systems, Inc. ("PCS") for total consideration of approximately $35 million. PCS provides enterprise resource planning software throughout the healthcare industry. The acquisition will be accounted for as a pooling of interests.

     Unaudited pro forma results of operations for the years ended December 31, 1996, 1997 and 1998, as if the PCS acquisition had occurred on January 1, 1996 is as follows (in thousands, except share data):

                                                                 YEAR ENDED DECEMBER 31,
                                                             --------------------------------
                                                              1996        1997         1998
                                                             -------    ---------    --------
Revenues.................................................    $36,585    $ 141,730    $172,679
Net income (loss)........................................        168     (127,124)    (36,740)
Basic and diluted net income (loss) per share............    $  0.04    $  (10.06)   $  (2.18)

     INTELUS CORPORATION AND MED DATA SYSTEMS, INC. ACQUISITIONS (UNAUDITED)

     During March 1999, the Company signed a definitive agreement to acquire Intelus Corporation and Med Data Systems, Inc., both wholly owned subsidiaries of Sungard Data Systems Inc. The acquired entities both provide document imaging technology and workflow solutions to entities throughout the healthcare industry. The purchase price will consist of $25 million in cash. It is expected that the transaction will close during March 1999.

                              ECLIPSYS CORPORATION
                  SCHEDULE II-VALUATION OF QUALIFYING ACCOUNTS
       FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1998

--------------------------------------------------------------------------------

                                                BALANCE AT                                       BALANCE AT
                                               BEGINNING OF               ACQUIRED                 END OF
                                                  PERIOD      ADDITIONS   RESERVES   WRITEOFFS     PERIOD
-----------------------------------------------------------------------------------------------------------
DECEMBER 31, 1996
  Allowance for Doubtful Accounts............     $  150       $   48      $--         $ (73)      $  125

DECEMBER 31, 1997
  Allowance for Doubtful Accounts............        125          752       1,473       (436)       1,914

DECEMBER 31, 1998
  Allowance for Doubtful Accounts............      1,914        1,280         763       (802)       3,155
-----------------------------------------------------------------------------------------------------------

QUARTERLY RESULTS (UNAUDITED)

     The following table presents quarterly statement of operations data for each of the eight quarters in the period ended December 31, 1998. The statement of operations data for the quarters are unaudited, and in the opinion of management, include all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial data for such periods. Additionally, the statement of operations data is derived from, and are qualified by reference to, Eclipsys' audited financial statements, which appear elsewhere in this document and are retroactively restated to give effect to the pooling of Transition. The statement of operations data under the heading "Transition" reflects the reclassification of certain costs and expenses to conform to the presentation of Eclipsys' consolidated statement of operations. The statement of operations data under the heading "Transition" reflects the adoption of AICPA Statement of Position 97-2 ("SOP 97-2"), "Software Revenue Recognition," effective January 1, 1998.

                              ECLIPSYS CORPORATION
                      FOR THE YEAR ENDED DECEMBER 31, 1998
                                 (IN THOUSANDS)

                                     FIRST QUARTER                        SECOND QUARTER                 THIRD QUARTER
                           ----------------------------------   ----------------------------------   ----------------------
                           ECLIPSYS    TRANSITION    POOLED     ECLIPSYS    TRANSITION    POOLED     ECLIPSYS    TRANSITION
                           ---------   ----------   ---------   ---------   ----------   ---------   ---------   ----------
REVENUES:
Systems and services.....  $  27,005   $    7,730   $  34,735   $  29,125   $    7,215   $  36,340   $  32,452   $    7,650
Hardware.................      2,290                    2,290       3,164                    3,164       3,708
                           ---------   ----------   ---------   ---------   ----------   ---------   ---------   ----------
                              29,295        7,730      37,025      32,289        7,215      39,504      36,160        7,650
                           ---------   ----------   ---------   ---------   ----------   ---------   ---------   ----------
COSTS AND EXPENSES:
Cost of systems and
 services revenue........     16,842        3,549      20,391      17,761        3,588      21,349      18,792        3,626
Cost of hardware sales...      1,977           --       1,977       2,718           --       2,718       3,130           --
Sales and marketing......      4,211        2,079       6,290       4,693        2,036       6,729       5,041        1,845
Research and
 development.............      6,112        1,487       7,599       6,311        1,496       7,807       6,844        1,432
General and
 administration..........      1,616          949       2,565       1,276          691       1,967       1,689          666
Depreciation and
 amortization............      2,669          451       3,120       2,523          472       2,995       2,546          476
Write-down of
 investments.............                                  --
Write-off of in-process
 research and
 development.............                                  --
Write-off of MSA.........      7,193                    7,193
Pooling costs............                                  --
                           ---------   ----------   ---------   ---------   ----------   ---------   ---------   ----------
                              40,620        8,515      49,135      35,282        8,283      43,565      38,042        8,045
                           ---------   ----------   ---------   ---------   ----------   ---------   ---------   ----------
OPERATING INCOME
 (LOSS)..................    (11,325)        (785)    (12,110)     (2,993)      (1,068)     (4,061)     (1,882)        (395)
                           ---------   ----------   ---------   ---------   ----------   ---------   ---------   ----------
Interest expense, net....        285         (742)       (457)        219         (790)       (571)        124         (906)
                           ---------   ----------   ---------   ---------   ----------   ---------   ---------   ----------
INCOME (LOSS) BEFORE
 TAXES...................    (11,610)         (43)    (11,653)     (3,212)        (278)     (3,490)     (2,006)         511
                           ---------   ----------   ---------   ---------   ----------   ---------   ---------   ----------
PROVISION FOR INCOME
 TAXES...................         --        1,921       1,921          --        1,185       1,185          --        1,146
                           ---------   ----------   ---------   ---------   ----------   ---------   ---------   ----------
NET LOSS.................  $ (11,610)  $   (1,964)  $ (13,574)  $  (3,212)  $   (1,463)  $  (4,675)  $  (2,006)  $     (635)
                           =========   ==========   =========   =========   ==========   =========   =========   ==========

                              THIRD QUARTER                 FOURTH QUARTER
                              -----------   -----------------------------------------------
                                 POOLED     ECLIPSYS    TRANSITION/HEALTHVISION    POOLED
                                ---------   ---------   -----------------------   ---------
REVENUES:
Systems and services.....       $  40,102   $  35,421   $                 9,892   $  45,313
Hardware.................           3,708       5,037                        --       5,037
                                ---------   ---------   -----------------------   ---------
                                   43,810      40,458                     9,892      50,350
                                ---------   ---------   -----------------------   ---------
COSTS AND EXPENSES:
Cost of systems and
 services revenue........          22,418      18,998                     2,965      21,963
Cost of hardware sales...           3,130       4,141                        --       4,141
Sales and marketing......           6,886       6,609                     2,332       8,941
Research and
 development.............           8,276       8,534                     1,915      10,449
General and
 administration..........           2,355       1,661                     1,275       2,936
Depreciation and
 amortization............           3,022       2,888                     1,476       4,364
Write-down of
 investments.............                       4,778                        --       4,778
Write-off of in-process
 research and
 development.............                          --                     2,392       2,392
Write-off of MSA.........                          --                                    --
Pooling costs............                       1,368                     3,665       5,033
                                ---------   ---------   -----------------------   ---------
                                   46,087      48,977                    16,020      64,997
                                ---------   ---------   -----------------------   ---------
OPERATING INCOME
 (LOSS)..................          (2,277)     (8,519)                   (6,128)    (14,647)
                                ---------   ---------   -----------------------   ---------
Interest expense, net....            (782)       (157)                     (702)       (859)
                                ---------   ---------   -----------------------   ---------
INCOME (LOSS) BEFORE
 TAXES...................          (1,495)     (8,362)                   (5,426)    (13,788)
                                ---------   ---------   -----------------------   ---------
PROVISION FOR INCOME
 TAXES...................           1,146          --                        --          --
                                ---------   ---------   -----------------------   ---------
NET LOSS.................       $  (2,641)  $  (8,362)  $                (5,426)  $ (13,788)
                                =========   =========   =======================   =========

                                                YEAR
                           -----------------------------------------------
                           ECLIPSYS    TRANSITION/HEALTHVISION    POOLED
                           ---------   -----------------------   ---------
REVENUES:
Systems and services.....  $ 124,003   $                32,487   $ 156,490
Hardware.................     14,199                        --      14,199
                           ---------   -----------------------   ---------
                             138,202                    32,487     170,689
                           ---------   -----------------------   ---------
COSTS AND EXPENSES:
Cost of systems and
 services revenue........     72,393                    13,728      86,121
Cost of hardware sales...     11,966                        --      11,966
Sales and marketing......     20,554                     8,292      28,846
Research and
 development.............     27,801                     6,330      34,131
General and
 administration..........      6,242                     3,581       9,823
Depreciation and
 amortization............     10,626                     2,875      13,501
Write-down of
 investments.............      4,778                        --       4,778
Write-off of in-process
 research and
 development.............         --                     2,392       2,392
Write-off of MSA.........      7,193                        --       7,193
Pooling costs............      1,368                     3,665       5,033
                           ---------   -----------------------   ---------
                             162,921                    40,863     203,784
                           ---------   -----------------------   ---------
OPERATING INCOME
 (LOSS)..................    (24,719)                   (8,376)    (33,095)
                           ---------   -----------------------   ---------
Interest expense, net....        471                    (3,140)     (2,669)
                           ---------   -----------------------   ---------
INCOME (LOSS) BEFORE
 TAXES...................    (25,190)                   (5,236)    (30,426)
                           ---------   -----------------------   ---------
PROVISION FOR INCOME
 TAXES...................         --                     4,252       4,252
                           ---------   -----------------------   ---------
NET LOSS.................  $ (25,190)  $                (9,488)  $ (34,678)
                           =========   =======================   =========

                              ECLIPSYS CORPORATION
                      FOR THE YEAR ENDED DECEMBER 31, 1997
                                 (IN THOUSANDS)

                                  FIRST QUARTER                       SECOND QUARTER                     THIRD QUARTER
                        ----------------------------------   --------------------------------   -------------------------------
                        ECLIPSYS    TRANSITION    POOLED     ECLIPSYS   TRANSITION    POOLED    ECLIPSYS   TRANSITION   POOLED
                        ---------   ----------   ---------   --------   ----------   --------   --------   ----------   -------
REVENUES:
Systems and
  services............  $  17,023   $    9,819   $  26,842   $ 23,523   $   12,570   $ 36,093   $23,924    $   13,690   $37,614
Hardware..............        622           --         622        744           --        744     1,643            --     1,643
                        ---------   ----------   ---------   --------   ----------   --------   -------    ----------   -------
                           17,645        9,819      27,464     24,267       12,570     36,837    25,567        13,690    39,257
                        ---------   ----------   ---------   --------   ----------   --------   -------    ----------   -------
COSTS AND EXPENSES:
Cost of systems and
  services............     16,864        2,836      19,700     19,970        3,027     22,997    19,334         3,444    22,778
Cost of hardware
  sales...............        502           --         502        491           --        491     1,062            --     1,062
Sales and marketing...      3,128        1,645       4,773      3,204        1,991      5,195     3,549         1,822     5,371
Research and
  development.........      4,698          839       5,537      3,329          908      4,237     3,964         1,123     5,087
General and
  administration......        784        1,033       1,817      1,413          950      2,363     1,946           873     2,819
Depreciation and
  amortization........      2,288          402       2,690      2,420          409      2,829     2,584           437     3,021
Write-off of
  in-process research
  and development.....     92,201           --      92,201      6,988           --      6,988        --         6,292     6,292
                        ---------   ----------   ---------   --------   ----------   --------   -------    ----------   -------
                          120,465        6,755     127,220     37,815        7,285     45,100    32,439        13,991    46,430
                        ---------   ----------   ---------   --------   ----------   --------   -------    ----------   -------
OPERATING INCOME
  (LOSS)..............   (102,820)       3,064     (99,756)   (13,548)       5,285     (8,263)   (6,872)         (301)   (7,173)
                        ---------   ----------   ---------   --------   ----------   --------   -------    ----------   -------
Interest expense,
  net.................        111         (581)       (470)       222         (651)      (429)      394          (703)     (309)
                        ---------   ----------   ---------   --------   ----------   --------   -------    ----------   -------
INCOME (LOSS) BEFORE
  TAXES...............   (102,931)       3,645     (99,286)   (13,770)       5,936     (7,834)   (7,266)          402    (6,864)
                        ---------   ----------   ---------   --------   ----------   --------   -------    ----------   -------
PROVISION FOR INCOME
  TAXES...............         --        1,458       1,458         --        2,374      2,374        --         2,611     2,611
                        ---------   ----------   ---------   --------   ----------   --------   -------    ----------   -------
NET LOSS..............  $(102,931)  $    2,187   $(100,744)  $(13,770)  $    3,562   $(10,208)  $(7,266)   $   (2,209)  $(9,475)
                        =========   ==========   =========   ========   ==========   ========   =======    ==========   =======

                                FOURTH QUARTER                           YEAR
                        -------------------------------   ----------------------------------
                        ECLIPSYS   TRANSITION   POOLED    ECLIPSYS    TRANSITION    POOLED
                        --------   ----------   -------   ---------   ----------   ---------
REVENUES:
Systems and
  services............  $25,252    $   10,915   $36,167   $  89,722   $   46,994   $ 136,716
Hardware..............    1,346            --     1,346       4,355           --       4,355
                        -------    ----------   -------   ---------   ----------   ---------
                         26,598        10,915    37,513      94,077       46,994     141,071
                        -------    ----------   -------   ---------   ----------   ---------
COSTS AND EXPENSES:
Cost of systems and
  services............   20,915         3,187    24,102      77,083       12,494      89,577
Cost of hardware
  sales...............      898            --       898       2,953           --       2,953
Sales and marketing...    3,781         1,791     5,572      13,662        7,249      20,911
Research and
  development.........    3,723         1,289     5,012      15,714        4,159      19,873
General and
  administration......    1,529           863     2,392       5,672        3,719       9,391
Depreciation and
  amortization........    2,418           406     2,824       9,710        1,654      11,364
Write-off of
  in-process research
  and development.....                                       99,189        6,292     105,481
                        -------    ----------   -------   ---------   ----------   ---------
                         33,264         7,536    40,800     223,983       35,567     259,550
                        -------    ----------   -------   ---------   ----------   ---------
OPERATING INCOME
  (LOSS)..............   (6,666)        3,379    (3,287)   (129,906)      11,427    (118,479)
                        -------    ----------   -------   ---------   ----------   ---------
Interest expense,
  net.................      427          (754)     (327)      1,154       (2,689)     (1,535)
                        -------    ----------   -------   ---------   ----------   ---------
INCOME (LOSS) BEFORE
  TAXES...............   (7,093)        4,133    (2,960)   (131,060)      14,116    (116,944)
                        -------    ----------   -------   ---------   ----------   ---------
PROVISION FOR INCOME
  TAXES...............                1,653.0     1,653          --        8,096       8,096
                        -------    ----------   -------   ---------   ----------   ---------
NET LOSS..............  $(7,093)   $    2,480   $(4,613)  $(131,060)  $    6,020   $(125,040)
                        =======    ==========   =======   =========   ==========   =========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

     The following information contained in the Company's definitive Proxy Statement to be mailed to stockholders on or about March 31, 1999 is incorporated herein by reference to this Form 10-K Annual Report:

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding directors will be set forth in the proxy statement for the annual meeting of stockholders to be held on April 21, 1999 and is incorporated herein by reference. Set forth below is certain information regarding the Company's executive officers:

                NAME                   AGE                            TITLE
                ----                   ---   --------------------------------------------------------
Harvey J. Wilson.....................  60    Chief Executive Officer and Chairman of the Board of
                                             Directors
James E. Hall........................  65    President and Chief Operating Officer
Robert J. Vanaria....................  53    Senior Vice President, Administration, Chief Financial
                                             Officer and Treasurer
T. Jack Risenhoover, II..............  33    Vice President, General Counsel and Secretary

     HARVEY J. WILSON, Eclipsys' founder, has served as President, Chief Executive Officer and Chairman of the Eclipsys Board since Eclipsys was formed in December 1995. From January 1984 to December 1995, Mr. Wilson invested privately in software and technology companies. Mr. Wilson was a co-founder of SMS, a healthcare information systems provider. Mr. Wilson is a director of Philadelphia Suburban Corporation, a water utility company.

     JAMES E. HALL has served as Chief Operating Officer since January 1997 and became President in February 1999. From August 1995 to January 1997, Mr. Hall was Senior Vice President of Sales and Marketing for Multimedia Medical Systems, Inc., a clinical information systems company ("MMS"). From January 1989 to August 1995, Mr. Hall was President of Asia Pacific Partners Ltd., a consulting firm. During 1987 and 1988, Mr. Hall held several positions at Rabbit Software Corporation, including Chief Operating Officer (1987) and Chief Executive Officer (1988). In 1985 and 1986, Mr. Hall was self-employed as a business consultant focussing primarily in the technology area. From 1974 to 1984, Mr. Hall held various positions at SMS, including Senior Vice President of Marketing and Sales.

     ROBERT J. VANARIA has served as Senior Vice President, Administration, Chief Financial Officer and Treasurer since December 1997. From March 1995 to December 1997, Mr. Vanaria was Senior Vice President and Chief Financial Officer of Greenwich Air Services, Inc., an aviation services subsidiary of General Electric Company. From September 1994 to February 1995, Mr. Vanaria was a self-employed business consultant. From March 1982 to August 1994, Mr. Vanaria was Senior Vice President and Chief Financial Officer of Foamex International, Inc., a manufacturing company.

     T. JACK RISENHOOVER, II has served as Vice President and General Counsel since February 1997. From May 1994 to January 1997, Mr. Risenhoover was general counsel for The Right Angle, Inc., a marketing firm. Mr. Risenhoover was awarded his J.D. from Vanderbilt University School of Law in April 1994.

ITEM 11. EXECUTIVE COMPENSATION

     Information regarding executive compensation will be set forth in the proxy statement for the annual meeting of stockholders to be held on April 21, 1999 and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information regarding security ownership of certain beneficial owners and management will be set forth in the proxy statement for the annual meeting of stockholders to be held on April 21, 1999 and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information regarding certain relationships and related transactions will be set forth in the proxy statement for the annual meeting of stockholders to be held on April 21, 1999 and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A) THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

     1. Consolidated Financial Statements included in Item 8 of this report on Form 10-K

     2. Financial Statement Schedules included in Item 8 of this report on Form 10-K

     3.    The following exhibits are included in this report:

             2.1*    Agreement and Plan of Merger dated as of October 29, 1998 by and among the Registrant, Exercise Acquisition Corp. and
                     Transition Systems, Inc.
             2.2**   Agreement of Merger among Alltel Healthcare Information
                     Services, Inc., Alltel Information Services, Inc., Eclipsys
                     Corporation and Eclipsys Solutions Corp. dated as of January
                     24, 1997
             2.3**   Amended and Restated Stock Purchase Agreement among Eclipsys
                     Corporation, SDK Medical Computer Services Corporation and
                     the Selling Stockholders listed therein dated June 26, 1997
             2.4**   Asset Purchase Agreement by and among Motorola, Inc.
                     Eclipsys Corporation and Emtek Healthcare Corporation dated
                     January 30, 1998
             3.1***  Third Amended and Restated Certificate of Incorporation of
                     the Registrant
             3.2**   Third Amended and Restated Bylaws of the Registrant
             4.1**   Specimen certificate for shares of Common Stock
            10.1**   Second Amended and Restated Registration Rights Agreement
            10.2**   Second Amended and Restated Stockholders Agreement
            10.3**   Warrant to Purchase Non-Voting Common Stock, dated January
                     24, 1997, granted to First Union Corporation
            10.4**   Warrant to Purchase Non-Voting Common Stock, dated January
                     24, 1997, granted to BT Investment Partners, Inc.
            10.5**+  Information Systems Technology License Agreement, dated as of May 3, 1996, by and among Partners Healthcare System,
                     Inc., Brigham and Women's Hospital, Inc. and Integrated
                     Healthcare Solutions, Inc.
            10.6**   Preferred Stock Purchase Agreement by and among Eclipsys
                     Corporation, General Atlantic Partners 47, L.P. and GAP
                     Coinvestment Partners, L.P. dated February 4, 1998
            10.7**   1996 Stock Plan
            10.8**   1998 Stock Incentive Plan
            10.9***  Amended and Restated 1998 Employee Stock Purchase Plan
            10.10**  Employment Letter, dated as of May 1, 1996, to Harvey J.
                     Wilson from Integrated Healthcare Solutions, Inc.
            10.11**  First Amended and Restated Credit Agreement dated May 229,
                     1998, by and among Eclipsys Corporation, First Union
                     National Bank, f/k/a First Union National Bank of North
                     Carolina as Agent and BankBoston, N.A. as Co-agent
            10.12**  Letter agreement amending First Amended and Restated Credit
                     Agreement dated May 29, 1998, by and among Eclipsys
                     Corporation, First Union National Bank f/k/a First Union
                     National Bank of North Carolina as Agent and BankBoston as
                     Co-agent.
            10.13**  Settlement of Claims Agreement, dated as of March 13, 1998, between ALLTEL Information Services, Inc. and Eclipsys
                     Corporation
            21       Subsidiaries of the Registrant
            23       Consent of PricewaterhouseCoopers LLP
            27       Financial Data Schedule (for SEC use only)

---------------

   + Confidential treatment granted on August 6, 1998 in connection with the Registrants IPO

  * Incorporated by reference to the Joint Proxy Statement/Prospectus included in the Registrants Registration Statement on Form S-4 (File No. 333-68353)

 ** Incorporated by reference to the Registrant's Registration Statement on Form S-1, as amended (File No. 333-50781)

*** Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 000-24539)

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                  SIGNATURE                                      TITLE                       DATE
                  ---------                                      -----                       ----
            /s/ HARVEY J. WILSON                    Chief Executive Officer           March 25, 1999
---------------------------------------------       (Principal Executive Officer),
              Harvey J. Wilson                      Director

            /s/ ROBERT J. VANARIA                   Senior Vice President,            March 25, 1999
---------------------------------------------       Administration and Chief
              Robert J. Vanaria                     Financial Officer (Principal
                                                    Financial and Accounting
                                                    Officer)

                                                    Director
---------------------------------------------
              Steven A. Denning

                                                    Director
---------------------------------------------
               G. Fred DiBona

             /s/ EUGENE V. FIFE                     Director                          March 25, 1999
---------------------------------------------
               Eugene V. Fife

                                                    Director
---------------------------------------------
               William E. Ford

           /s/ PATRICK T. HACKETT                   Director                          March 25, 1999
---------------------------------------------
             Patrick T. Hackett

                                                    Director
---------------------------------------------
                 Robert Kell

              /s/ JAY B. PIEPER                     Director                          March 25, 1999
---------------------------------------------
                Jay B. Pieper

             /s/ ROBERT F. RACO                     Director                          March 25, 1999
---------------------------------------------
               Robert F. Raco

                                                                        SKU#1759