Form 10-Q
period 1999-03-31
ECLIPSYS CORP
filed 1999-05-13
CIK 1034088

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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

                                 (561)-243-1440
                        (Telephone number of registrant)




        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing for the past 90 days. Yes X No
                                                        ---    ----
        Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

            Class                                  Shares outstanding as of April 30,1999
            -----                                  --------------------------------------

Common Stock, $.01 par value                                    31,509,283
Non-voting Common Stock, $.01 par value                            597,621

                              ECLIPSYS CORPORATION

                                    FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1999

                                      INDEX

        PART I.       Financial Information

        Item 1.       Condensed Consolidated Balance Sheets (unaudited) - As of March 31, 1999 and December 31, 1998

                      Condensed Consolidated Statements of Operations (unaudited) - For the Three Months ended
                      March 31, 1999 and 1998

                      Condensed Consolidated Statements of Cash Flows (unaudited) - For the Three Months ended
                      March 31, 1999 and 1998

                      Notes to Condensed Consolidated Financial Statements (unaudited) - For the Three Months ended
                      March 31, 1999 and 1998

        Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations


        PART II.      Other Information

        Item 6.       Exhibits and Reports on Form 8-K

PART I.
ITEM 1.

                              ECLISPSYS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    AS OF MARCH 31, 1999 AND DECEMBER 31, 1998
                                  (IN THOUSANDS)
                                   (UNAUDITED)


 ASSETS                                         MARCH 31, 1999     DECEMBER 31, 1998
                                               ----------------   ----------------
 Current assets:
 Cash and cash equivalents                            $ 50,310           $ 37,983
 Investments                                                 -             17,003
 Accounts receivable, net                               63,073             57,924
 Inventory                                                 578                517
 Other current assets                                   10,870             10,004
                                               ----------------   ----------------
 TOTAL CURRENT ASSETS                                  124,831            123,431

 Fixed assets, net                                      12,633             12,349
 Capitalized software development costs, net             6,052              5,248
 Acquired technology, net                               56,814             43,318
 Intangible assets, net                                 23,765             25,928
 Other assets                                            5,676              6,060

                                               ----------------   ----------------
 TOTAL ASSETS                                        $ 229,771          $ 216,334
                                               ================   ================

 LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
 Deferred revenue                                     $ 53,810           $ 51,366
 Current portion of long-term debt                      20,000                  -
 Other current liabilities                              44,518             47,700
                                               ----------------   ----------------
 TOTAL CURRENT LIABILITIES                             118,328             99,066

 Deferred revenue                                       10,607             16,700
 Other long-term liabilities                             3,752              3,756

 SHAREHOLDERS' EQUITY
 Common stock                                              318                311
 Common stock warrant                                      395                395
 Unearned stock compensation                              (160)              (178)
 Additional paid-in capital                            243,282            241,929
 Accumulated other comprehensive income                    203                 44
 Accumulated deficit                                  (146,954)          (145,689)
                                               ----------------   ----------------
 TOTAL SHAREHOLDERS' EQUITY                             97,084             96,812


                                               ----------------   ----------------
 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $ 229,771          $ 216,334
                                               ================   ================

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS

                                        ECLIPSYS CORPORATION
                          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                         FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                         (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)
                                            (UNAUDITED)

                                                             THREE MONTHS ENDED
                                                                  MARCH 31,
                                                          --------------------------
     REVENUES                                                 1999         1998
                                                             ------       ------
     Systems and services                                    $ 48,435      $ 34,852
     Hardware                                                   5,498         2,290
                                                          --------------------------
     TOTAL REVENUES                                            53,933        37,142
                                                          --------------------------

     COSTS AND EXPENSES
     Cost of systems and services revenues                     27,302        21,006
     Cost of hardware revenues                                  4,670         1,977
     Marketing and sales                                        7,418         6,413
     Research and development                                   9,097         7,753
     General and administrative                                 2,720         2,619
     Depreciation and amortization                              3,814         2,963
     Write off of MSA                                               -         7,193
     Pooling costs                                                614             -
                                                          --------------------------
     TOTAL COSTS AND EXPENSES                                  55,635        49,924
                                                          --------------------------

                                                          --------------------------
     LOSS FROM OPERATIONS                                      (1,702)      (12,782)
                                                          --------------------------

     Interest income, net                                        (437)         (435)

     LOSS BEFORE INCOME TAXES                                  (1,265)      (12,347)
     PROVISION FOR INCOME TAXES                                     -         1,921
                                                          --------------------------

     NET LOSS                                                  (1,265)      (14,268)
                                                          --------------------------

      DIVIDENDS AND ACCRETION ON MANDATORILY
      REDEEMABLE PREFERRED STOCK                                    -        (1,335)

                                                          --------------------------

      NET LOSS AVAILABLE TO COMMON SHAREHOLDERS              $ (1,265)    $ (15,603)
                                                          --------------------------

      BASIC AND DILUTED NET LOSS PER COMMON SHARE             $ (0.04)      $ (1.03)
                                                          --------------------------

      WEIGHTED AVERAGE COMMON SHARES OUTSTANDING           31,315,000    15,112,000
                                                          --------------------------


    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS

                              ECLIPSYS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                    Three Months ended March 31,
                                                                                    ----------------------------
                                                                                       1999            1998
                                                                                     --------        --------
Operating Activities
Net Loss                                                                             $ (1,265)       $(14,268)
Adjustments to reconcile net loss to net cash
provided by operating activities
              Depreciation and amortization                                             9,828           7,466
              Provision for bad debts                                                     285             225
              Tax benefit of stock option exercises                                         -              15
              Write off of MSA                                                              -           7,193
              Stock compensation expense                                                   18              18
              Changes in operating assets and liabilities, net of acquisitions
              Accounts receivable                                                       3,165           2,341
              Inventory                                                                   (61)            200
              Other current assets                                                       (117)          1,958
              Other assets                                                                223            (308)
              Deferred revenue                                                         (6,726)          8,137
              Other current liabilities                                                (4,039)          1,970
              Other liabilities                                                            (4)            (13)
                                                                                     --------        --------
                          Total adjustments to reconcile net loss to net
                          cash provided by operating activities                         2,572          29,202
                                                                                     --------        --------
                               Net cash provided by operating activities                1,307          14,934
                                                                                     --------        --------

Investing Activities
Purchase of fixed assets, net                                                          (1,269)         (1,888)
Capitalized software development costs                                                 (1,233)         (1,071)
Acquisitions, net of cash acquired                                                    (25,000)              -
Changes in other assets                                                                     -         (16,000)
                                                                                     --------        --------
                               Net cash used in investing activities                  (27,502)        (18,959)
                                                                                     --------        --------

Financing Activities
Borrowings under line-of-credit                                                        20,000           9,000
Payments on borrowings under line-of-credit                                                 -          (9,000)
Exercise of stock options                                                                 811             959
Sale of preferred stock                                                                     -           9,000
Employee stock purchase plan                                                              549               -

                                                                                     --------        --------
                               Net cash provided by financing activities               21,360           9,959
                                                                                     --------        --------

Effect of exchange rate changes on cash and
     cash equivalents                                                                     159              11
                                                                                     --------        --------

Net (decrease) increase in cash and cash equivalents                                   (4,676)          5,945

Cash and cash equivalents, beginning of period                                         54,986          63,414
                                                                                     --------        --------
Cash and cash equivalents, end of period                                             $ 50,310        $ 69,359
                                                                                     --------        --------




    The accompanying notes are an integral part to these unaudited condensed consolidated financial statements

                              ECLIPSYS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND MARCH 31, 1998
                                   (UNAUDITED)

1.      BASIS OF PRESENTATION

        The condensed consolidated financial statements include all adjustments that, in the opinion of management, are necessary for a fair presentation of the results for the periods presented. All such adjustments are considered of normal recurring nature. Quarterly results of operations are not necessarily indicative of annual results.

        Effective December 31, 1998, Eclipsys Corporation ("the Company") completed a merger with Transition Systems, Inc. ("Transition"). The merger was accounted for as a pooling of interests and, accordingly, the condensed consolidated financial statements have been retroactively restated as if the Transition merger had occurred as of the beginning of the earliest period presented.

        Effective February 17, 1999, the Company completed a merger with PowerCenter Systems, Inc. ("PCS"). The merger was accounted for as a pooling of interests and, accordingly, the condensed consolidated financial statements have been retroactively restated as if the PCS merger had occurred as of the beginning of the earliest period presented.

        Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K dated March 26, 1999.

        Certain prior year amounts have been reclassified to conform to the current year presentation in the accompanying condensed consolidated financial statements.

2.      ACQUISITIONS

        As discussed in Note 1, effective February 17, 1999, the Company completed a merger with PCS for total consideration of approximately $35 million. PCS provides enterprise resource planning software throughout the healthcare industry.

        As discussed in Note 1 the Transition and PCS acquisitions were accounted for as pooling of interests, accordingly, all prior period amounts have been restated. A reconciliation between revenue and net loss as previously reported by the Company and as restated (unaudited) is as follows:

                                             For the three
                                             months ended
        Revenue:                             March 31, 1998
               As previously reported       $ 29,295
               Transition                      7,730
               PCS                               117
                                            --------
               As restated                  $ 37,142
        Net Loss:
               As previously reported       $(11,610)
               Transition                     (1,964)
               PCS                              (694)
                                            --------
               As restated                  $(14,268)
                                            --------
                                            --------

                              ECLIPSYS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND MARCH 31, 1998
                                   (UNAUDITED)

        Effective March 31, 1999, the Company acquired the common stock of Intelus Corporation ("Intelus") and Med Data Systems, Inc. ("Med Data"), both wholly owned subsidiaries of Sungard Data Systems, Inc. for total consideration of $25 million in cash. The acquired entities both provide document imaging technology and workflow solutions to entities throughout the healthcare industry. The acquisition was accounted for as a purchase and, accordingly, the purchase price was allocated based on the fair value of the net assets acquired.

        Unaudited pro forma results of operations as if the aforementioned acquisitions had occurred on January 1, 1998 is as follows (in thousands except per share data):

                                         Three months ended
                                               March 31,
                                         1999              1998
                                    ----------------------------
Revenues                               $ 45,401        $ 57,424
Net loss                                (17,969)         (1,704)
Basic and diluted loss per share       $  (1.16)       $  (0.05)


3.      LONG-TERM DEBT

        As discussed in Note 2, on March 31, 1999, the Company acquired the common stock of Intelus and Med Data for total consideration of $25 million in cash. In connection with the transaction, the Company borrowed $20 million under its $50 million credit facility.

4.      POOLING COSTS

        Included in operating activities on the accompanying condensed consolidated statement of cash flows for the quarter ended March 31, 1999 are $722,000 of costs paid related to the poolings of Transition and PCS.

        PART I.
        ITEM 2.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

        This report contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "intends," and similar expressions are intended to identify forward-looking statements. The important factors discussed under the caption "Certain Factors that May Affect Future Operating Results/Risk Factors," presented from time to time in the Company's filings with the Securities and Exchange Commission, among others, could cause actual results to differ materially from those indicated by forward-looking statements made herein. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

        OVERVIEW

        Eclipsys Corporation ("Eclipsys" or "the Company") is a healthcare information technology company delivering solutions that enable healthcare providers to achieve improved clinical, financial and administrative outcomes. The Company offers an integrated suite of core products in five critical areas - clinical management, access management, patient financial management, strategic decision support and integration. These products can be purchased in combination to provide an enterprise-wide solution or individually to address specific needs. Eclipsys' products have been designed specifically to deliver a measurable impact on outcomes, enabling Eclipsys' customers to quantify clinical benefits and return on investment in a precise and timely manner. Eclipsys' products can be integrated with a customer's existing information systems, which Eclipsys believes reduces overall cost of ownership and increases the attractiveness of its products. Eclipsys also provides outsourcing, remote processing and networking services to assist customers in meeting their healthcare information technology requirements. Eclipsys markets its products primarily to large hospitals, academic medical centers and integrated health networks. To provide direct and sustained customer contact, Eclipsys maintains decentralized sales, implementation and customer support teams in each of its eight North American regions.

        The Company was formed in December 1995 and has grown primarily through a series of acquisitions, all completed since January 1997. The first three acquisitions were accounted for utilizing the purchase method of accounting and, accordingly, Eclipsys' financial statements reflect the results of these businesses from the date acquired. These acquisitions were (1) the acquisition of ALLTEL Healthcare Information Services, Inc. ("Alltel") in January 1997, (2) the acquisition of SDK Medical Computer Services Corporation ("SDK") in June 1997 and (3) the acquisition of the North American operations of Emtek Healthcare Systems, a division of Motorola, Inc. ("Emtek"), in January 1998. The next two acquisitions were accounted for utilizing the pooling of interests method of accounting and, accordingly, Eclipsys' financial statements have been retroactively restated as if the transactions had occurred as of the earliest period presented. These acquisitions were (1) a merger with Transition Systems, Inc. ("Transition"), effective December 31, 1998, and (2) a merger with PowerCenter Systems, Inc. ("PCS"), effective February 17, 1999. Additionally, Transition had acquired HealthVISION, Inc. ("HealthVISION") in December 1998, shortly before the closing of the Eclipsys' acquisition of Transition. The HealthVISION acquisition was accounted for as a purchase and, accordingly, Eclipsys' financial statements reflect the results of the business from the date acquired. Finally, the purchase of Intelus Corporation and Med Data Systems, Inc., both wholly owned subsidiaries of Sungard Data Systems, Inc., was completed on March 31, 1999 and was accounted for as a purchase and, accordingly, Eclipsys' financial statements will reflect the results of these businesses from the date acquired.

        RESULTS OF OPERATIONS

        SUMMARY

        Total revenues for the quarter ended March 31, 1999 increased 45% to $53.9 million compared with $37.1 million for the first quarter 1998.

        Total costs and expenses for the quarter ended March 31, 1999 increased 11% compared to the same period in 1998.

        These changes in revenues and expenses combined to decrease net loss for the quarter ended March 31, 1999 by 91% to ($1.3) million compared to the same period in 1998.

        Included in the reported quarterly net losses were acquisition related amortization of intangible assets and certain non-recurring charges recorded in connection with the acquisitions of $8.1 million in the first quarter 1999 and $12.5 million in the first quarter 1998.

        REVENUES

        System and services revenues increased 39% to $48.4 million for the first quarter of 1999 compared to the same period in 1998. Contributing to this increase was the inclusion of the results of operations of Emtek and HealthVISION during first quarter 1999, as well as new contracted business during 1998 and 1997. The increase in new contracted business was a result of increased marketing efforts related to the regional re-alignment of the Company's operations completed in 1997 and the successful integration of the acquisitions.

        Hardware revenues increased 140% to $5.5 million for the first quarter of 1999 compared to the same period in 1998. The increase was primarily due to increased volume as a result of the acquisitions and new contracted business.

        EXPENSES

        Total cost of revenues increased 39% for the first quarter of 1999 compared to the same period in 1998. Increased costs of system, services and hardware associated with the growth in sales were offset by a reduction of certain expenses and realization of cost savings as a result of the integration of the acquisitions.

        Marketing and sales expenses increased 16% for the first quarter of 1999 compared to the same period in 1998. The increase was primarily due to the addition of marketing and direct sales personnel following the acquisitions and the continued hiring of sales people.

        Total expenditures for research and development, including both capitalized and non-capitalized expenses increased 17% to $10.3 million for the first quarter 1999 compared to the same period in 1998. The increase was due primarily to the acquisitions and the continued development of an enterprise-wide, client server platform solution. Research and development expenses capitalized for the first quarter of 1999 increased $162,000 compared to the same period in 1998. Increased capitalization was primarily the result of expenditures related to the development of an enterprise-wide, client server platform solution.

        General and administrative expenses increased 4% for the first quarter of 1999 compared to the same period in 1998. The increase was primarily due to the addition of administrative and finance personnel following the acquisitions.

        Depreciation and amortization increased 29% for the first quarter of 1999 compared to the same period in 1998. The increase for the quarter is primarily the result of an increase in goodwill amortization as a result of the HealthVISION acquisition.

        ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT

        In connection with the Alltel, SDK and HealthVISION acquisitions, the Company wrote off acquired in-process research and development totaling $92.2 million and $7.0 million in 1997 and $2.4 million in 1998, respectively. These amounts were expensed as non-recurring charges on the respective acquisition dates. The Company continues to believe that the acquired in-process research and development will be successfully developed, but there can be no assurance that commercial viability of these products will be achieved.

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

        Through March 31, 1999, revenues and operating profit attributable to acquired in-process research and development have not materially differed from the projections used in determining its value, except for, as previously reported, the timing of one outsourcing contract. Management continues to believe the projections used reasonably estimate the future benefits attributable to the acquired in-process research and development. However, no assurance can be given that deviations from these projections will not occur.

        YEAR 2000 ISSUES

        Eclipsys has a Year 2000 Committee whose task is to evaluate the Company's Year 2000 readiness for both internal and external management information systems, recommend a plan of action to minimize disruption and execute the Company's Year 2000 plan. The Committee has developed a comprehensive Year 2000 Plan. The Year 2000 Plan covers all significant internal and external management information systems.

        Eclipsys believes that all of its internal management information systems are currently Year 2000 compliant and, accordingly, does not anticipate any significant expenditures to remediate or replace existing internal-use systems.

        With the exception of the Transition for Quality product (for which the Company expects to release a fully Year 2000 compliant version in 1999), all of the products currently offered by Eclipsys are Year 2000 compliant. Some of the products previously sold by Alltel and Emtek and installed in Eclipsys' customer base are not Year 2000 compliant. Eclipsys has developed and tested solutions for these non-compliant, installed products.

        In addition, because Eclipsys' products are often interfaced with a customer's existing third-party applications and certain Eclipsys' products include software licensed from third-party vendors, Eclipsys' products may experience difficulties interfacing with third-party, non-compliant applications. Based on currently available information, Eclipsys does not expect the cost of compliance related to interactions with non-compliant, third-party systems to be material.

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

        BALANCE SHEET

        INVESTMENTS

        Investments decreased during the three months ended March 31, 1999 due to the Company's reinvestment of maturities in highly liquid investments with original maturities of three months or less.


        ACQUIRED TECHNOLOGY

        Acquired Technology increased during the three months ended March 31, 1999 due to the acquisitions of Intelus and Med Data.


        LONG-TERM DEBT

        Long-term debt increased during the three months ended March 31, 1999 due to the acquisitions of Intelus and Med Data.

        LIQUIDITY AND CAPITAL RESOURCES

        During the three months ended March 31, 1999, the Company generated $1.3 million in cash flow from operations. Included in operations is approximately $722,000 of costs paid directly related to the poolings of Transition and PCS. Additionally the Company paid approximately $5.0 million of annual employee compensation related liabilities during the first quarter. The Company used $27.5 million for investing activities, which was primarily the result of the acquisitions of Intelus and Med Data. Financing activities provided an additional $21.3 million, primarily due to borrowings on the line of credit for the acquisitions of Intelus and Med Data.

        As of March 31, 1999, the Company had $20.0 million outstanding under its $50.0 million revolving credit facility.

        As of March 31, 1999, the Company had $50.3 million in cash and cash equivalents.

        Management believes that its available cash and cash equivalents, anticipated cash generated from its future operations and amounts available under the existing revolving credit facility will be sufficient to meet the Company's operating requirements for at least the next twelve months.

        PART II.


        ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a)    Exhibits:  See Index to exhibits.
        (b) Reports on Form 8-K: Filed with the Securities and Exchange Commission on January 12, 1999 and March 3, 1999.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                     ECLIPSYS CORPORATION



        Date:  April 13, 1999                  /s/ ROBERT J. VANARIA
                                               ----------------------
                                                     Robert J. Vanaria
                                                     Chief Financial Officer

                              ECLIPSYS CORPORATION
                                 EXHIBIT INDEX

        EXHIBIT
           NO.                                            DESCRIPTION
        -------                                            -----------

        2 Stock Purchase and Sale Agreement dated as of March 6. 1999 by and among Sungard Data Systems Inc., Sungard Investment
                Ventures, Inc., Med Data Systems, Inc., Intelus Corporation, and
                Eclipsys Corporation and Eclipsys Solutions Corp.

        10.1 Amended and Restated 1998 Employee Stock Purchase Plan, as amended

        10.2    1998 Stock Incentive Plan, as amended

        10.3    1999 Stock Incentive Plan

        27      Financial Data Schedule (for SEC use only).