Form 10-Q
period 1999-06-30
ECLIPSYS CORP
filed 1999-08-12
CIK 1034088

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

                                 (561)-243-1440
                        (Telephone number of registrant)




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing for the past 90 days. Yes X No
                                ---   ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

        Class                             Shares outstanding as of July 31,1999
        ------                            -------------------------------------
Common Stock, $.01 par value                          34,941,723
Non-voting Common Stock, $.01 par value                  597,621

                              ECLIPSYS CORPORATION

                                   FORM 10-Q

                      FOR THE QUARTER ENDED JUNE 30, 1999

                                     INDEX

PART I.       Financial Information

Item 1.       Condensed Consolidated Balance Sheets (unaudited) - As of June 30, 1999 and
              December 31, 1998

              Condensed Consolidated Statements of Operations (unaudited) - For the Three and Six Months ended June 30, 1999 and 1998

              Condensed Consolidated Statements of Cash Flows (unaudited) - For the Six
              Months ended June 30, 1999 and 1998

              Notes to Condensed Consolidated Financial Statements (unaudited) - For the
              Three and Six Months ended June 30, 1999 and 1998

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of
              Operations


PART II.      Other Information

Item 6.       Exhibits and Reports on Form 8-K

PART I.
ITEM 1.


                             ECLISPSYS CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   AS OF JUNE 30, 1999 AND DECEMBER 31, 1998
                                 (IN THOUSANDS)
                                  (UNAUDITED)

ASSETS                                                       JUNE 30, 1999            DECEMBER 31, 1998
                                                   -------------------------     ------------------------
  Current assets:
  Cash and cash equivalents                          $               23,111       $               37,983
  Investments                                                           -                         17,003
  Accounts receivable, net                                           76,471                       62,324
  Inventory                                                             506                          517
  Other current assets                                               11,869                       10,013
                                                   -------------------------     ------------------------
    TOTAL CURRENT ASSETS                                            111,957                      127,840

Fixed assets, net                                                    14,105                       12,620
Capitalized software development costs, net                           4,730                        5,248
Acquired technology, net                                             50,434                       43,318
Intangible assets, net                                               21,501                       25,928
Other assets                                                          5,623                        6,060

                                                   -------------------------     ------------------------
    TOTAL ASSETS                                     $              208,350       $              221,014
                                                   =========================     ========================

LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities:
  Deferred revenue                                   $               57,917       $               51,366
  Other current liabilities                                          42,083                       48,565
                                                   -------------------------     ------------------------
    TOTAL CURRENT LIABILITIES                                       100,000                       99,931

Deferred revenue                                                      7,292                       16,700
Other long-term liabilities                                           3,752                        3,756

SHAREHOLDERS' EQUITY
Common stock                                                            353                          335
Common stock warrant                                                    395                          395
Unearned stock compensation                                            (392)                      (1,623)
Additional paid-in capital                                          249,684                      244,165
Accumulated other comprehensive income                                  180                           44
Accumulated deficit                                                (152,914)                    (142,689)
                                                   -------------------------     ------------------------
TOTAL SHAREHOLDERS' EQUITY                                           97,306                      100,627


                                                   -------------------------     ------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $              208,350       $              221,014
                                                   =========================     ========================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              ECLIPSYS CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998
               (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                    THREE MONTHS ENDED                           SIX MONTHS ENDED
                                                         JUNE 30,                                    JUNE 30,
                                               ------------------------------------    --------------------------------------
                                                        1999                 1998                  1999               1998
                                                        ----                 ----                  ----               ----
REVENUES
  Systems and services                             $    57,856         $    39,264           $    109,736       $    76,173
  Hardware                                               3,970               3,357                  9,468             5,647
                                               ------------------------------------    --------------------------------------
    TOTAL REVENUES                                      61,826              42,621                119,204            81,820
                                               ====================================    ======================================

COSTS AND EXPENSES
    Cost of systems and services revenues              32,380               23,153                 61,142            45,221
    Cost of hardware revenues                           3,343                2,773                  8,013             4,750
    Marketing and sales                                 8,798                6,897                 16,563            13,359
    Research and development                           14,205                8,509                 24,094            16,736
    General and administrative                          3,040                2,226                  6,105             5,034
    Depreciation and amortization                       3,887                2,866                  7,731             5,857
    Stock compensation charge                           1,005                                       1,005
    Write off of MSA                                      -                     -                      -              7,193
    Restructuring charge                                3,359                   -                   3,359                -
    Pooling costs                                       1,034                   -                   1,648                -
                                               ------------------------------------    --------------------------------------
      TOTAL COSTS AND EXPENSES                         71,051              46,424                 129,660            98,150
                                               ------------------------------------    --------------------------------------

                                               ------------------------------------    --------------------------------------
LOSS FROM OPERATIONS                                   (9,225)             (3,803)                (10,456)          (16,330)
                                               ------------------------------------    --------------------------------------

Interest income, net                                     (165)               (594)                   (608)           (1,039)

LOSS BEFORE INCOME TAXES                               (9,060)             (3,209)                 (9,848)          (15,291)
PROVISION FOR INCOME TAXES                                 -                1,185                     -               3,106
                                               ====================================    ======================================

NET LOSS                                               (9,060)             (4,394)                 (9,848)          (18,397)
                                               ====================================    ======================================

DIVIDENDS AND ACCRETION ON MANDATORILY
REDEEMABLE PREFERRED STOCK                                -                (1,178)                   -               (2,513)

                                               ------------------------------------    --------------------------------------

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS        $    (9,060)         $    (5,572)            $    (9,848)      $   (20,910)
                                               ====================================    ======================================

BASIC AND DILUTED NET LOSS PER COMMON SHARE      $     (0.26)         $     (0.31)            $     (0.29)      $     (1.18)
                                               ====================================    ======================================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING         34,984,000          17,941,000              34,337,000        17,691,000
                                               ====================================    ======================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              ECLIPSYS CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                               SIX MONTHS ENDED JUNE 30,
                                                                                -----------------------------------------------

                                                                                       1999                           1998
                                                                                --------------------     ----------------------
OPERATING ACTIVITIES
Net Loss                                                                         $           (9,848)      $           (18,397)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities
          Depreciation and amortization                                                      20,984                     14,601
          Provision for bad debts                                                             1,576                        453
          Loss on sale of fixed assets                                                          -                            8
          Tax benefit of stock option exercises                                                 -                          411
          Write off of MSA                                                                      -                        7,193
          Write off of capitalized software development costs                                 2,790                         -
          Stock compensation expense                                                          1,232                         36
          Changes in operating assets and liabilities, net of acquisitions
              Accounts receivable                                                            (7,124)                    (3,712)
              Inventory                                                                          11                        256
              Other current assets                                                           (1,218)                     2,503
              Other assets                                                                      116                       (520)
              Deferred revenue                                                               (5,934)                    16,640
              Other current liabilities                                                      (7,365)                       577
              Other liabilities                                                                  (4)                       (48)
                                                                                ====================     ======================
                    Total adjustments to reconcile net loss to net
                    cash provided by (used in) operating activities                           5,064                     38,398
                                                                                --------------------     ----------------------
                         NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                 (4,784)                    20,001
                                                                                ====================     ======================

INVESTING ACTIVITIES
Purchase of fixed assets                                                                    (4,339)                    (4,115)
Capitalized software development costs                                                      (3,047)                    (2,160)
Acquisitions, net of cash acquired                                                         (25,000)                       -
Changes in other assets                                                                       -                       (21,565)
                                                                                --------------------     ----------------------
                         NET CASH USED IN INVESTING ACTIVITIES                             (32,386)                   (27,840)
                                                                                ====================     ======================

FINANCING ACTIVITIES
Borrowings                                                                                  20,000                     17,000
Payments on borrowings                                                                     (20,000)                   (12,794)
Exercise of stock options                                                                    4,344                      1,216
Sale of preferred stock                                                                         -                       9,000
Employee stock purchase plan                                                                 1,192                         59
Distributions                                                                                 (377)
                                                                                --------------------     ----------------------
                         NET CASH PROVIDED BY FINANCING ACTIVITIES                           5,159                     14,481
                                                                                ====================     ======================

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
  CASH EQUIVALENTS                                                                             136                         10
                                                                                ====================     ======================

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                       (31,875)                     6,652

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                              54,986                     63,414
                                                                                --------------------     ----------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                         $          23,111        $            70,066
                                                                                ====================     ======================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART TO THESE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              ECLIPSYS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                  (UNAUDITED)

1.      BASIS OF PRESENTATION
        The condensed consolidated financial statements include all adjustments that, in the opinion of management, are necessary for a fair presentation of the results for the periods presented. All such adjustments are considered of a normal recurring nature. Quarterly results of operations are not necessarily indicative of annual results.

        Effective December 31, 1998, Eclipsys Corporation ("the Company") completed a merger with Transition Systems, Inc. ("Transition"). Effective February 17, 1999, the Company completed a merger with PowerCenter Systems, Inc. ("PCS"). Effective June 17, 1999, the Company completed a merger with MSI Solutions, Inc. ("MSI"). Each of these mergers were accounted for as a pooling of interests and, accordingly, the condensed consolidated financial statements have been retroactively restated as if the mergers had occurred as of the beginning of the earliest period presented.

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

2.      ACQUISITIONS
        As discussed in Note 1, effective June 17, 1999, the Company completed a merger with MSI for total consideration of approximately $53.6 million. MSI provides web-enabling and integration software.

                              ECLIPSYS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                  (UNAUDITED)

        The Transition, PCS and MSI acquisitions discussed in Note 1 were accounted for as poolings of interests, accordingly, all prior period amounts have been restated. A reconciliation between revenue and net loss as previously reported by the Company and as restated (unaudited) is as follows:

                                                  For the three        For the six
                                                  months ended         months ended
        Revenue:                                  June 30, 1998        June 30, 1998
                                                  -------------        -------------
               As previously reported                  $32,289              $61,583
               Transition                                7,215               14,945
               PCS                                         553                  670
               MSI                                       2,564                4,622
                                                   -----------          -----------
               As restated                             $42,621              $81,820

        Net Loss:

               As previously reported                  $(3,212)            $(14,822)
               Transition                               (1,463)              (3,427)
               PCS                                        (261)                (955)
               MSI                                         542                  807
                                                   ------------        ------------
               As restated                             $(4,394)            $(18,397)


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

        Unaudited pro forma results of operations as if the aforementioned acquisitions had occurred on January 1, 1998 is as follows (in thousands except per share data):

                                                              Six months ended
                                                                 June 30,

                                                            1999                 1998
                                                         ------------------------------
                      Revenues                            $122,695          $ 95,960
                      Net loss                            $(10,287)         $(24,597)
                      Basic and diluted loss per share       $(.30)           $(1.53)


3.      POOLING COSTS
        Included in operating activities on the accompanying condensed consolidated statement of cash flows for the six months ended June 30, 1999 are $1.3 million of costs paid related to the poolings of Transition, PCS and MSI.

                              ECLIPSYS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                  (UNAUDITED)

4.      RESTRUCTURING
        During the quarter ended June 30, 1999, the Company initiated a restructure of its organization. In connection with the restructure, the Company incurred costs related to the closing of duplicate facilities and the termination of certain employees. The restructuring is expected to be completed during the quarter ending September 30, 1999. Costs aggregating approximately $3.4 million were incurred during the quarter ended June 30, 1999, costs ranging from approximately
        $1.0 million to $1.4 million are expected to be incurred during the quarter ended September 30, 1999 related to the completion of these activities.

        As of June 30, 1999 accrued restructuring costs of $713,000 are included in other current liabilities in the accompanying condensed consolidated balance sheet. Included in operating activities on the accompanying condensed consolidated statement of cash flows for the six months ended June 30, 1999 are $1.1 million of costs paid related to the restructuring.

5.      STOCK COMPENSATION CHARGE
        From time to time, the Company has granted options below fair market value and, accordingly, has recorded unearned stock compensation and recognizes stock compensation expense over the vesting period of the related options.

        In connection with the pooling of MSI, the Company incurred an additional stock compensation charge of $1.0 million related to the required accelerated vesting of certain options that were granted by MSI.

6.      CAPITALIZED SOFTWARE DEVELOPMENT COSTS
        In connection with the pooling of MSI, the Company wrote off $2.8 million of capitalized software development costs related to duplicate products.

7.      SUBSEQUENT EVENTS
        Effective July 1, 1999, the Company sold Med Data for total consideration of $5.0 million. The Company will reduce acquired technology during the quarter ending September 30, 1999 by $4.4 million, which represents the difference between the sales price and the net assets sold.

        During July 1999, the Company invested in HEALTHvision, Inc., a Dallas based , privately held internet healthcare company, in conjunction with VHA, Inc. and General Atlantic Partners, LLC. The Company purchased 3,400,000 shares of common stock for $34,000, which represents 34% of the outstanding stock of HEALTHvision, Inc. and will account for the investment using the equity method of accounting.

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

        OVERVIEW

        Eclipsys Corporation ("Eclipsys" or "the Company") is a healthcare information technology company delivering solutions that enable healthcare providers to achieve improved clinical, financial and administrative outcomes. The Company offers an integrated suite of core products in five critical areas - clinical management, access management, patient financial management, strategic decision support and integration. These products can be purchased in combination to provide an enterprise-wide solution or individually to address specific needs. Eclipsys' products have been designed specifically to deliver a measurable impact on outcomes, enabling Eclipsys' customers to quantify clinical benefits and return on investment in a precise and timely manner. Eclipsys' products can be integrated with a customer's existing information systems, which Eclipsys believes reduces overall cost of ownership and increases the attractiveness of its products. Eclipsys also provides outsourcing, remote processing and networking services to assist customers in meeting their healthcare information technology requirements. Eclipsys markets its products primarily to large hospitals, academic medical centers and integrated health networks. To provide direct and sustained customer contact, Eclipsys maintains decentralized sales, implementation and customer support teams in each of its seven North American regions.

        The Company was formed in December 1995 and has grown primarily through a series of acquisitions as follows:

                                                                           METHOD OF
               TRANSACTION                                   DATE          ACCOUNTING
               -----------                                   ----          ----------
        ALLTEL Healthcare Information Services, Inc.         1/24/97       Purchase
        ("Alltel")

        SDK Medical Computer Services Corporation            6/26/97       Purchase
        ("SDK")

        Emtek Healthcare Systems                             1/30/98       Purchase
        ("Emtek") a division of Motorola, Inc.

        HealthVISION, Inc.                                   12/1/98       Purchase
        ("HealthVISION")

        Transition Systems, Inc.                            12/31/98       Pooling
        ("TSI")

        PowerCenter Systems, Inc.                            2/17/99       Pooling
        ("PCS")

        Intelus Corporation and Med Data Systems, Inc.       3/31/99       Purchase
        ("Intelus" and Med Data") wholly owned
        subsidiaries of Sungard Data Systems, Inc.

        MSI Solutions, Inc.                                  6/17/99       Pooling
        ("MSI")


        The condensed consolidated financial statements of the Company reflect the financial results of the purchased entities from the respective dates of the purchase. For all transactions accounted for using the pooling of interests method, the Company's condensed consolidated financial statements have been retroactively restated as if the transactions had occurred as of the beginning of the earliest period presented.

        RESULTS OF OPERATIONS

        SUMMARY
        Total revenues for the quarter ended June 30, 1999 increased 45% to $61.8 million compared with $42.6 million for the second quarter 1998. For the six months ended June 30, 1999 total revenues increased 46% to $119.2 million compared to $81.8 million for the same period in 1998.

        Total costs and expenses for the quarter ended June 30, 1999 increased 53% compared to the same period in 1998. For the six months ended June 30, 1999 total costs and expenses increased 32% compared to the six months ended June 30, 1998.

        These changes in revenues and expenses combined to increase net loss for the quarter ended June 30, 1999 by 106% to ($9.1) million compared to the same period in 1998. Included in the reported quarterly net losses were acquisition related amortization of intangible assets and certain non-recurring charges recorded in connection with the acquisitions of $16.9 million and $4.9 million, for the quarter ended June 30, 1999 and 1998, respectively.

        Year to date changes in revenues and expenses combined to decrease net loss for the six months ended June 30, 1999 by 46% to ($9.8) million compared to the same period in 1998. Included in the reported six month net losses were acquisition related amortization of intangible assets and certain non-recurring charges recorded in connection with the acquisitions of $25.0 million and $17.4 million for the six months ended June 30, 1999 and 1998, respectively.

        REVENUES
        System and services revenues increased 47% to $57.9 million for the second quarter of 1999 compared to the same period in 1998 and 44% to $109.7 million for the six months ended June 30, 1999 compared to the same period in 1998. Contributing to this increase was the inclusion of the results of operations of HealthVISION, Intelus and Med Data during the quarter and six months of 1999, as well as new contracted business during 1998. The increase in new contracted business was a result of increased marketing efforts related to the regional re-alignment of the Company's operations completed in 1997 and the integration of the acquisitions.

        Hardware revenues increased 18% to $4.0 million for the second quarter of 1999 compared to the same period in 1998 and 68% to $9.5 million for the six months ended June 30 ,1999 compared to the same period in 1998. The increase was primarily due to increased volume as a result of the acquisitions and new contracted business.

        EXPENSES
        Total cost of revenues increased 38% for the second quarter of 1999 and year to date compared to the same periods in 1998. Increased costs of system, services and hardware associated with the growth in sales were partially offset by a reduction of certain expenses and realization of cost savings as a result of the integration of the acquisitions.

        Marketing and sales expenses increased 28% for the second quarter of 1999 compared to the same period in 1998 and 24% for the six months ended June 30, 1999 compared to the same period in 1998. The increase was primarily due to the addition of marketing and direct sales personnel following the acquisitions and the continued hiring of sales people.

        Total expenditures for research and development, including both capitalized and non-capitalized expenses increased 67% to $16.0 million for the second quarter 1999 compared to the same period in 1998 and 44% to $27.1 million for the six months ended June 30, 1999 compared to the same period in 1998. The increase was due primarily to the acquisitions, the write-off of $2.8 million of capitalized software development costs related to duplicate products with no alternative future use due to the acquisition of MSI and the continued development of an enterprise-wide, client server platform solution. Research and development expenses capitalized for the second quarter of 1999 increased $725,000 compared to the same period in 1998 and $887,000 for the six months ended June 30, 1999 compared to the same period in 1998. Increased capitalization was primarily the result of expenditures related to the development of an enterprise-wide, client server platform solution.

        General and administrative expenses increased 37% for the second quarter of 1999 compared to the same period in 1998 and 21% for the six months ended June 30, 1999 compared to the same period in 1998. The increase was primarily due to the addition of administrative and finance personnel following the acquisitions.

        Depreciation and amortization increased 36% for the second quarter of 1999 compared to the same period in 1998 and 32% for the six months ended June 30, 1999 compared to the same period in 1998. The increase for the quarter and year to date is primarily the result of an increase in goodwill amortization as a result of the HealthVISION acquisition.

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

        Through June 30, 1999, revenues and operating profit attributable to acquired in-process research and development have not materially differed from the projections used in determining its value, except for, as previously reported, the timing of one outsourcing contract. Management continues to believe the projections used reasonably estimate the future benefits attributable to the acquired in-process research and development. However, no assurance can be given that deviations from these projections will not occur.

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

        Eclipsys believes that all of its significant internal management information systems are currently Year 2000 compliant and, accordingly, does not anticipate any significant expenditures to remediate or replace existing internal-use systems.

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

        In addition, because Eclipsys' products are often interfaced with a customer's existing third-party applications and certain Eclipsys' products include software licensed from third-party vendors, Eclipsys' products may experience difficulties interfacing with third-party, non-compliant applications. Based on currently available information, Eclipsys does not expect the cost of compliance related to interactions with non-compliant, third party systems to be material.

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

        BALANCE SHEET

        INVESTMENTS
        Investments decreased during the six months ended June 30, 1999 due to the Company's reinvestment of maturities in highly liquid investments with original maturities of three months or less.

        ACCOUNTS RECEIVABLE
        Accounts receivables increased during the six months ended June 30, 1999 primarily due to the acquisitions of Intelus and Med Data and with activities related to the integration of TSI.

        ACQUIRED TECHNOLOGY
        Acquired Technology increased during the six months ended June 30, 1999 due to the acquisitions of Intelus and Med Data.

        OTHER CURRENT LIABILITIES
        Other current liabilities decreased during the six months ended June 30, 1999 due to the timing of payments related to accounts payable and accrued expenses acquired from the acquisitions of TSI, Intelus and Med Data, and the payment of certain employee related expenses.

        LIQUIDITY AND CAPITAL RESOURCES

        During the six months ended June 30, 1999, the Company used $4.8 million in cash flow from operations. Included in operations are approximately $1.3 million of costs paid directly related to the poolings of Transition, PCS and MSI. Additionally, the Company paid approximately $1.1 million of severance related to restructuring during the six months ended June 30, 1999. The Company used $32.4 million for investing activities, which was primarily the result of the acquisitions of Intelus and Med Data. Financing activities provided $5.2 million, primarily due to the exercise of stock options and the employee stock purchase plan.

        As of June 30, 1999, the Company had no amounts outstanding under its $50.0 million revolving credit facility.

        As of June 30, 1999, the Company had $23.1 million in cash and cash equivalents.

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



                                                   ECLIPSYS CORPORATION

        Date:  August 12, 1999                     /s/ Robert J. Vanaria
                                                   ---------------------
                                                   Robert J. Vanaria
                                                   Chief Financial Officer

                              ECLIPSYS CORPORATION
                                 EXHIBIT INDEX

        EXHIBIT
          NO.                                     DESCRIPTION
        -------                                   -----------
        2         Agreement and Plan of Merger dated as of June 17, 1999 by and among
                  Eclipsys Corporation, Eclipsys Merger Corp., MSI Solutions, Inc., MSI Integrated
                  Services, Inc., Anna L. Bean, Michael R. Cote, Robert J. Feldman and The 1997
                  Feldman Family Trust
        27        Financial Data Schedule (for SEC use only).