Form 10-Q
period 1999-09-30
ECLIPSYS CORP
filed 1999-11-15
CIK 1034088

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED September 30, 1999

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

                                 (561)-243-1440
                        (Telephone number of registrant)









            Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing for the past 90 days. Yes X No
                        ---  ---

            Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                        Class                                         Shares outstanding as of October 31,1999
                        -----                                         ----------------------------------------

            Common Stock, $.01 par value                                            34,947,979
            Non-voting Common Stock, $.01 par value                                    597,621

                              ECLIPSYS CORPORATION

                                    FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999

                                      INDEX

PART I.                 Financial Information

Item 1. Condensed Consolidated Balance Sheets (unaudited) - As of September 30, 1999 and December 31, 1998

                        Condensed Consolidated Statements of Operations (unaudited) - For the Three and Nine Months ended September 30, 1999 and 1998

                        Condensed Consolidated Statements of Cash Flows (unaudited) - For the Nine Months ended
                        September 30, 1999 and 1998

                        Notes to Condensed Consolidated Financial Statements (unaudited) - For the Three and Nine Months ended September 30, 1999 and 1998

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II.                Other Information

Item 6.                 Exhibits and Reports on Form 8-K

PART I.
ITEM 1.

                              ECLISPSYS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 AS OF SEPTEMBER 30, 1999 AND DECEMBER 31, 1998
                                 (IN THOUSANDS)
                                   (UNAUDITED)


ASSETS                                         SEPTEMBER 30, 1999           DECEMBER 31, 1998
                                               ------------------           ------------------
Current assets:
  Cash and cash equivalents                       $  36,545                    $  37,983
  Investments                                             -                       17,003
  Accounts receivable, net                           74,246                       62,324
  Inventory                                             426                          517
  Other current assets                               11,944                       10,013
                                                  ---------                    ---------
TOTAL CURRENT ASSETS                                123,161                      127,840

Fixed assets, net                                    13,342                       12,620
Capitalized software development costs, net           6,287                        5,248
Acquired technology, net                             39,809                       43,318
Intangible assets, net                               19,236                       25,928
Other assets                                          5,165                        6,060

                                                  ---------                    ---------
TOTAL ASSETS                                      $ 207,000                    $ 221,014
                                                  =========                    =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Deferred revenue                                $  55,591                    $  51,366
  Current portion of long term debt                       -                        1,890
  Other current liabilities                          43,039                       48,860
                                                  ---------                    ---------
TOTAL CURRENT LIABILITIES                            98,630                      102,116

Deferred revenue                                      5,948                       16,700
Other long-term liabilities                           3,751                        3,756

STOCKHOLDERS' EQUITY
Preferred stock                                           -                            1
Common stock                                            355                          330
Common stock warrant                                    395                          395
Unearned stock compensation                            (353)                      (1,623)
Additional paid-in capital                          252,923                      241,975
Accumulated other comprehensive income                   64                           44
Accumulated deficit                                (154,713)                    (142,680)
                                                  ---------                    ---------
Total stockholders' equity                           98,671                       98,442


                                                  ---------                    ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $ 207,000                    $ 221,014
                                                  =========                    =========

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              ECLIPSYS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                              THREE MONTHS ENDED                         NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                             SEPTEMBER 30,
                                                        --------------------------------      -------------------------------------
REVENUES                                                       1999              1998                     1999              1998
                                                               ----              ----                     ----              ----
  Systems and services                                       $ 58,361          $ 43,223                $ 168,097         $ 119,396
  Hardware                                                      6,469             3,708                   15,937             9,355
                                                        --------------------------------      -------------------------------------
TOTAL REVENUES                                                 64,830            46,931                  184,034           128,751
                                                        --------------------------------      -------------------------------------

COSTS AND EXPENSES
  Cost of systems and services revenues                        32,168            24,525                   93,375            69,746
  Cost of hardware revenues                                     5,408             3,130                   13,421             7,880
  Marketing and sales                                           9,587             7,080                   26,150            20,440
  Research and development                                     10,055             9,063                   34,149            25,800
  General and administrative                                    2,929             2,657                    9,033             7,690
  Depreciation and amortization                                 4,063             2,893                   11,734             8,750
  Write off of MSA                                                  -                 -                        -             7,193
  Stock compensation charge                                       982                 -                    1,987                 -
  Restructure charge                                            1,774                 -                    5,133                 -
  Pooling costs                                                     -                 -                    1,648                 -
                                                        --------------------------------      -------------------------------------
TOTAL COSTS AND EXPENSES                                       66,966            49,348                  196,630           147,499
                                                        --------------------------------      -------------------------------------

                                                        --------------------------------      -------------------------------------
LOSS FROM OPERATIONS                                           (2,136)           (2,417)                 (12,596)          (18,748)
                                                        --------------------------------      -------------------------------------

Interest income, net                                             (337)             (797)                    (945)           (1,835)


LOSS BEFORE INCOME TAXES                                       (1,799)           (1,620)                 (11,651)          (16,913)
PROVISION FOR INCOME TAXES                                          -             1,146                        -             4,252
                                                        --------------------------------      -------------------------------------

NET LOSS                                                       (1,799)           (2,766)                 (11,651)          (21,165)
                                                        --------------------------------      -------------------------------------

 DIVIDENDS AND ACCRETION ON MANDATORILY
 REDEEMABLE PREFERRED STOCK                                         -            (8,415)                       -           (10,928)

                                                        --------------------------------      -------------------------------------

 NET LOSS AVAILABLE TO COMMON SHAREHOLDERS                   $ (1,799)        $ (11,181)               $ (11,651)        $ (32,093)
                                                        ================================      =====================================

 BASIC AND DILUTED NET LOSS PER COMMON SHARE                  $ (0.05)          $ (0.40)                 $ (0.34)          $ (1.52)
                                                        ================================      =====================================

 WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                35,479,000        28,009,000               34,575,000        21,130,000
                                                        ================================      =====================================






         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              ECLIPSYS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                            NINE MONTHS ENDED SEPTEMBER 30,
                                                                                           ---------------------------------
                                                                                                 1999              1998
                                                                                           ---------------    --------------
 OPERATING ACTIVITIES
 Net Loss                                                                                      $(11,651)       $(21,165)
 Adjustments to reconcile net loss to net cash
 provided by operating activities:
             Depreciation and amortization                                                       31,747          21,692
             Provision for bad debts                                                              1,576           1,016
             Loss on sale of fixed assets                                                             -               8
             Tax benefit of stock option exercises                                                    -           1,145
             Write off of MSA                                                                         -           7,193
             Write off of capitalized software development costs                                  2,790               -
             Stock compensation expense                                                           2,250             132
             Changes in operating assets and liabilities, net of acquisitions:
               Accounts receivable                                                               (6,231)         (4,838)
               Inventory                                                                             91             327
               Other current assets                                                              (1,447)            984
               Other assets                                                                         289          (2,879)
               Deferred revenue                                                                  (8,406)         22,586
               Other current liabilities                                                         (6,340)         (1,101)
               Other liabilities                                                                     (5)            634
                                                                                               --------        --------
                        Total adjustments to reconcile net loss to net
                        cash provided by operating activities                                    16,314          46,899
                                                                                               --------        --------
                             NET CASH PROVIDED BY OPERATING ACTIVITIES                            4,663          25,734
                                                                                               ========        ========

 INVESTING ACTIVITIES
 Purchase of investments                                                                              -         (33,591)
 Maturities of investments                                                                       17,003           6,550
 Sales of investments                                                                                 -             250
 Purchase of fixed assets                                                                        (5,698)         (4,336)
 Capitalized software development costs                                                          (4,847)         (3,211)
 Acquisitions, net of cash acquired                                                             (20,000)              -
 Changes in other assets                                                                              -         (21,565)
                                                                                               --------        --------
                             NET CASH USED IN INVESTING ACTIVITIES                              (13,542)        (55,903)
                                                                                               ========        ========

 FINANCING ACTIVITIES
 Borrowings                                                                                      20,000          18,940
 Payments on borrowings                                                                         (20,000)        (35,088)
 Exercise of stock options                                                                        5,905             828
 Sale of common stock -initial public offering                                                        -          66,044
 Redemption of mandatorily redeemable preferred stock                                                 -         (38,771)
 Sale of preferred stock                                                                              -           9,000
 Employee stock purchase plan                                                                     1,893              59
 Distributions                                                                                     (377)           (305)
                                                                                               --------        --------
                             NET CASH PROVIDED BY FINANCING ACTIVITIES                            7,421          20,707
                                                                                               ========        ========

 EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
      CASH EQUIVALENTS                                                                               20              33
                                                                                               --------        --------

 NET (DECREASE) IN CASH AND CASH EQUIVALENTS                                                     (1,438)         (9,429)

 CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                  37,983          63,414
                                                                                               --------        --------
 CASH AND CASH EQUIVALENTS, END OF PERIOD                                                      $ 36,545        $ 53,985
                                                                                               ========        ========






         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART TO THESE UNAUDITED
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              ECLIPSYS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)

1.    BASIS OF PRESENTATION

      The condensed consolidated financial statements include all adjustments that, in the opinion of management, are necessary for a fair presentation of the results for the periods presented. All such adjustments are considered of a normal recurring nature. Quarterly results of operations are not necessarily indicative of annual results.

      Effective December 31, 1998, Eclipsys Corporation ("the Company") completed a merger with Transition Systems, Inc. ("Transition"). Effective February 17, 1999, the Company completed a merger with PowerCenter Systems, Inc. ("PCS"). Effective June 17, 1999, the Company completed a merger with MSI Solutions, Inc. and MSI Integrated Services, Inc. (collectively, "MSI"). Each of these mergers were accounted for as a pooling of interests and, accordingly, the condensed consolidated financial statements have been retroactively restated as if the mergers had occurred as of the beginning of the earliest period presented.

      The Company issued 1,104,000 and 2,375,000 of its common stock for all of the common stock outstanding of PCS and MSI, respectively. No adjustments were made to the net assets of either Company as a result of the acquisitions.

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

                              ECLIPSYS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)

2.    ACQUISITIONS

      The Transition, PCS and MSI acquisitions discussed in Note 1 were accounted for as poolings of interests, accordingly, all prior period amounts have been restated. A reconciliation between revenue and net loss as previously reported by the Company and as restated (unaudited) is as follows:

                                         For the three               For the nine
                                         months ended                months ended
Revenue:                                 September 30, 1998          September 30, 1998
                                         ------------------          ------------------
            As previously reported       $  36,160                   $  97,744
            Transition                       7,650                      22,595
            PCS                                319                         989
            MSI                              2,802                       7,423
                                         ---------                   ---------
            As restated                  $  46,931                   $ 128,751
Net Loss:
            As previously reported       $  (2,006)                  $ (16,828)
            Transition                        (635)                     (4,062)
            PCS                               (669)                     (1,624)
            MSI                                544                       1,349
                                         ---------                   ---------
            As restated                  $  (2,766)                  $ (21,165)


      Effective March 31, 1999, the Company acquired the common stock of Intelus Corporation ("Intelus") and Med Data Systems, Inc. ("Med Data"), both wholly owned subsidiaries of Sungard Data Systems, Inc. for total consideration of $25.0 million in cash. The acquired entities both provide document imaging technology and workflow solutions to entities throughout the healthcare industry. The acquisition was accounted for as a purchase and, accordingly, the purchase price was allocated based on the fair value of the net assets acquired. As of March 31, 1999 the Company intended to dispose of Med Data.

      The purchase price is composed of and allocated of follows (in thousands):

Cash                                            $ 25,000
Liabilities assumed                                4,306
                                                --------
                                                  29,306

Current assets                                     9,830
Fixed assets                                         778
                                                --------
                                                  10,608

Identifiable intangible assets
  (acquired technology)                         $ 18,698
                                                ========


      Effective July 1, 1999, the Company sold Med Data for total a sales price of $5.0 million in cash. The Company reduced acquired technology originally recorded in the purchase by $4.4 million, which represented the difference between the sales price and the net assets sold. No gain or loss was recorded.

      Unaudited pro forma results of operations as if the aforementioned acquisitions had occurred on January 1, 1998 is as follows (in thousands except per share data):

                                             Nine months ended
                                               September 30,
                                         1999                  1998
                                       -------------------------------
Revenues                               $ 187,525           $ 148,376
Net loss                               $ (12,090)          $ (29,181)
Basic and diluted loss per share       $    (.35)          $   (1.90)

                              ECLIPSYS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)


3.    UNBILLED ACCOUNTS RECEIVABLE
      The current portion of unbilled accounts receivable were $17.9 million and $10.8 million as of September 30, 1999 and 1998, respectively, which is included in accounts receivable in the accompanying condensed consolidated balance sheet. The non-current portion of unbilled accounts receivable were $760,000 and $2.1 million as of September 30, 1999 and 1998, respectively, which is included in other assets in the accompanying condensed consolidated balance sheet.

4.    POOLING COSTS
      Included in operating activities on the accompanying condensed consolidated statement of cash flows for the nine months ended September 30, 1999 are $1.3 million of costs paid related to the poolings of Transition, PCS and MSI.

5.    RESTRUCTURING
      During the quarter ended September 30, 1999, the Company completed a restructure of its organization that began in the second quarter of 1999. In connection with the restructure, the Company incurred costs related to the closing of duplicate facilities and the termination of certain employees. Costs aggregating approximately $1.8 million and $3.4 million were incurred during the quarter ended September 30, 1999 and June 30, 1999, respectively.

      As of September 30, 1999, accrued restructuring costs of $3.0 million are included in other current liabilities in the accompanying condensed consolidated balance sheet. Included in operating activities in the accompanying condensed consolidated statement of cash flows for the nine months ended September 30, 1999 are approximately $2.2 million of costs paid related to the restructuring.

6.    INVESTMENT IN HEALTHVISION
      During July 1999, the Company invested in Healthvision, Inc., a Dallas based, privately held internet healthcare company, in conjunction with VHA, Inc. and General Atlantic Partners, LLC. The Company purchased 3,400,000 shares of common stock for $34,000, which represents 34% of the outstanding common stock on an if converted basis of Healthvision, Inc. The Company accounts for the investment using the equity method of accounting. This entity is a start-up enterprise that bears no relationship to the acquisition by Transition in December 1998.

7.    STOCK COMPENSATION CHARGE
      From time to time, the Company has granted options below fair market value and, accordingly, has recorded unearned stock compensation and recognizes stock compensation expense over the vesting period of the related stock options.

      During the second quarter 1999, in connection with the pooling of MSI, the Company recorded a stock compensation charge of $1.0 million related to the required accelerated vesting of certain stock options that were previously granted by MSI.

      During the quarter ended September 30, 1999, the Company recorded a stock compensation charge of $982,000 related to the accelerated vesting of certain employees' stock options in connection with their transfer to the newly formed Healthvision, Inc.

8.    CAPITALIZED SOFTWARE DEVELOPMENT COSTS
      During the second quarter 1999 and in connection with the pooling of MSI, the Company wrote off $2.8 million of capitalized software development costs related to duplicate products. The write off is included in research and development in the accompanying condensed consolidated financial statements.

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

      OVERVIEW

      Eclipsys Corporation ("Eclipsys" or "the Company") is a healthcare information technology company delivering solutions that enable healthcare providers to achieve improved clinical, financial and administrative outcomes. The Company offers an integrated suite of core products in seven functional areas - clinical management, access management, patient financial management, health information management, strategic decision support, resource planning management and enterprise application integration. These products can be purchased in combination to provide an enterprise-wide solution or individually to address specific needs. Eclipsys' products have been designed specifically to deliver a measurable impact on outcomes, enabling Eclipsys' customers to quantify clinical benefits and return on investment in a precise and timely manner. Eclipsys' products can be integrated with a customer's existing information systems, which Eclipsys believes reduces overall cost of ownership and increases the attractiveness of its products. Eclipsys also provides outsourcing, remote processing and networking services to assist customers in meeting their healthcare information technology requirements. Eclipsys markets its products primarily to large hospitals, academic medical centers and integrated health networks. To provide direct and sustained customer contact, Eclipsys maintains decentralized sales, implementation and customer support teams in each of its eight North American regions.

      The Company was formed in December 1995 and has grown primarily through a series of strategic acquisitions as follows:


                                                                                           METHOD OF
                  TRANSACTION                                     DATE                    ACCOUNTING
                  -----------                                     ----                    ----------

      ALLTEL Healthcare Information Services, Inc.                1/24/97                 Purchase
      ("Alltel")

      SDK Medical Computer Services Corporation                   6/26/97                 Purchase
      ("SDK")

      Emtek Healthcare Systems                                    1/30/98                 Purchase
      ("Emtek") a division of Motorola, Inc.

      HealthVISION, Inc. (acquired by Transition)                 12/1/98                 Purchase
      ("HealthVISION")

      Transition Systems, Inc.                                    12/31/98                Pooling
      ("Transition")

      PowerCenter Systems, Inc.                                   2/17/99                 Pooling
      ("PCS")

      Intelus Corporation and Med Data Systems, Inc.              3/31/99                 Purchase
      ("Intelus" and "Med Data") wholly owned
      subsidiaries of Sungard Data Systems, Inc.

      MSI Solutions, Inc. and MSI Integrated                      6/17/99                 Pooling
      Services, Inc.
      (collectively, "MSI")

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

      RESULTS OF OPERATIONS

      SUMMARY
      Total revenues for the quarter ended September 30, 1999 increased 38% to $64.8 million compared with $46.9 million for the third quarter 1998. For the nine months ended September 30, 1999, total revenues increased 43% to $184.0 million compared to $128.8 million for the same period in 1998.

      Total costs and expenses for the quarter ended September 30, 1999 increased 36% compared to the same period in 1998. For the nine months ended September 30, 1999 total costs and expenses increased 33% compared to the nine months ended September 30, 1998.

      These changes in revenues and expenses combined to decrease net loss for the quarter ended September 30, 1999 by 35% to ($1.8) million compared to the same period in 1998. Included in the reported quarterly net losses were acquisition related amortization of intangible assets and certain non-recurring charges recorded in connection with the acquisitions of $11.1 million and $4.9 million for the quarter ended September 30, 1999 and 1998, respectively.

      Year to date changes in revenues and expenses combined to decrease net loss for the nine months ended September 30, 1999 by 45% to ($11.7) million compared to the same period in 1998. Included in the reported nine month net losses were acquisition related amortization of intangible assets and certain non-recurring charges recorded in connection with the acquisitions of $36.2 million and $22.3 million for the nine months ended September 30, 1999 and 1998, respectively.

      REVENUES
      System and services revenues increased 35% to $58.4 million for the third quarter of 1999 compared to the same period in 1998 and 41% to $168.1 million for the nine months ended September 30, 1999 compared to the same period in 1998. Contributing to this increase was the inclusion of the results of operations of HealthVISION and Intelus during the quarter and nine months of 1999, as well as new contracted business during 1998. The increase in new contracted business was a result of increased marketing efforts related to the regional re-alignment of the Company's operations completed in 1997 and the integration of the acquisitions.

      Hardware revenues increased 76% to $6.5 million for the third quarter of 1999 compared to the same period in 1998 and 69% to $15.9 million for the nine months ended September 30, 1999 compared to the same period in 1998. The increase was primarily due to increased volume as a result of the acquisitions and new contracted business.

      EXPENSES
      Total cost of revenues increased 36% for the third quarter of 1999 and 38% for the year to date compared to the same periods in 1998. Increased costs of system, services and hardware associated with the growth in sales were partially offset by a reduction of certain expenses and realization of cost savings as a result of the integration of the acquisitions.

      Marketing and sales expenses increased 35% for the third quarter of 1999 compared to the same period in 1998 and 28% for the nine months ended September 30, 1999 compared to the same period in 1998. The increase was primarily due to the addition of marketing and direct sales personnel following the acquisitions and the continued hiring of sales people.

      Total expenditures for research and development, including both capitalized and non-capitalized expenses increased 18% to $11.9 million for the third quarter 1999 compared to the same period in 1998 and 34% to $39.0 million for the nine months ended September 30, 1999 compared to the same period in 1998. The increase was due primarily to the acquisitions, the write-off of $2.8 million of capitalized software development costs related to duplicate products with no alternative future use due to the acquisition of MSI and the continued development of an enterprise-wide, web enabled, client server platform solution. Research and development expenses capitalized for the third quarter of 1999 increased $749,000 compared to the same period in 1998 and $1,636,000 for the nine months ended September 30, 1999 compared to the same period in 1998. Increased capitalization was primarily the result of expenditures related to the development of an enterprise-wide, web enabled, client server platform solution.

      General and administrative expenses increased 10% for the third quarter of 1999 compared to the same period in 1998 and 17% for the nine months ended September 30, 1999 compared to the same period in 1998. The increase was primarily due to the addition of administrative and finance personnel following the acquisitions.

      Depreciation and amortization increased 40% for the third quarter of 1999 compared to the same period in 1998 and 34% for the nine months ended September 30, 1999 compared to the same period in 1998. The increase for the quarter and year to date is primarily the result of an increase in goodwill amortization as a result of the HealthVISION acquisition.

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

      Through September 30, 1999, revenues and operating profit attributable to the acquired in-process technology have not materially differed from the projections used in determining its value. Throughout 1999, the Company has continued the development of the in-process technology that was acquired in the transactions. To date, the Company is installing modules derived from the acquired in-process technology in various field trial sites that are expected to be activated by the end of 1999. Additionally, the Company has begun to successfully market certain aspects of the technology to new and existing customers. The Company expects to continue releasing products derived from the technology through 2001. Management continues to believe the projections used reasonably estimate the future benefits attributable to the in-process technology. However, no assurance can be given that deviations from these projections will not occur.

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

      All of the products currently offered by Eclipsys are Year 2000 compliant. Some of the products previously sold by Alltel, Emtek and Transition and installed in Eclipsys' customer base are not Year 2000 compliant. Eclipsys has developed and tested solutions for these non-compliant, installed products.

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

      Unexpected difficulties in implementing Year 2000 solutions for the installed Alltel, Emtek or Transition products or difficulties in interfacing with third-party products could adversely affect the Company. Additionally, apprehension in the marketplace over Year 2000 compliance issues may lead businesses, including customers of the Company, to defer significant capital investments in information technology programs and software. They could elect to defer those investments either because they decide to focus their capital budgets on the expenditures necessary to bring their own existing systems into compliance or because they wish to purchase only software with a proven ability to process data after 1999. If these deferrals are significant, the Company may not achieve expected revenue or earnings levels.

      BALANCE SHEET

      INVESTMENTS
      Investments decreased during the nine months ended September 30, 1999 due to the Company's reinvestment of maturities in highly liquid investments with original maturities of three months or less.

      ACCOUNTS RECEIVABLE
      Accounts receivables increased during the nine months ended September 30, 1999 primarily due to the acquisitions of Intelus and activities related to the integration of Transition.

      ACQUIRED TECHNOLOGY
      Acquired technology decreased during the nine months ended September 30, 1999 primarily due to amortization and a reduction in acquired technology related to the sale of Med Data.

      OTHER CURRENT LIABILITIES
      Other current liabilities decreased during the nine months ended September 30, 1999 due to the timing of payments related to accounts payable and accrued expenses acquired from the acquisitions including deal costs of Transition and Intelus, and the payment of certain employee related expenses.

      LIQUIDITY AND CAPITAL RESOURCES

      During the nine months ended September 30, 1999, activities from operations provided the Company with $4.7 million in cash flow. Included in operations are approximately $1.3 million of costs paid directly related to the poolings of Transition, PCS and MSI during the nine months ended September 30, 1999. Additionally, included in operations is approximately $2.2 million of severance related to the Company's restructuring during the nine months ended September 30, 1999. The Company used $13.5 million for investing activities, which was primarily the result of the acquisitions of Intelus and Med Data. Financing activities provided $7.4 million, primarily due to the exercise of stock options and the employee stock purchase plan.

      As of September 30, 1999, the Company had no amounts outstanding under its $50.0 million revolving credit facility.

      As of September 30, 1999, the Company had $36.5 million in cash and cash equivalents.

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



                                                 ECLIPSYS CORPORATION



      Date:  November 15, 1999                   /s/ Robert J. Vanaria
                                                 ---------------------
                                                 Robert J. Vanaria
                                                 Chief Financial Officer

                              ECLIPSYS CORPORATION
                                  EXHIBIT INDEX

            EXHIBIT
               NO.                                     DESCRIPTION
               ---                                     -----------

              2          Asset Purchase Agreement by and among Quadramed
                         Corporation, Eclipsys Corporation and Med Data
                         Systems, Inc dated July 1, 1999
              27         Financial Data Schedule (for SEC use only)