Form 10-K
period 1999-12-31
ECLIPSYS CORP
filed 2000-03-29
CIK 1034088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1999 or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 000-24539

ECLIPSYS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	65-0632092 (I.R.S. Employer Identification Number)

777 East Atlantic Avenue

Suite 200
Delray Beach, Florida
33483
(Address of principal executive offices)

(561)-243-1440

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.01 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [   ]

The aggregate market value of the voting stock (Common Stock) held by non-affiliates of the registrant as of March 14, 2000 based upon the closing price of the Common Stock on the Nasdaq National Market for such date, was $773,100,765.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Shares
outstanding as of
Class	March 14, 2000

Common Stock, $.01 par value	36,530,325

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Company’s definitive Proxy Statement to be used in connection with the annual meeting of stockholders for the year 2000 will be incorporated by reference into Part III of this Form 10-K.

Part I

      This report contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the forgoing, the words “believes,” “anticipates,” “plans,” “expects,” “intends” and similar expressions are intended to identify forward-looking statements. The important factors discussed below under the caption “Certain Factors That May Affect Future Operating Results/ Risk Factors,” among others, could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management from time to time. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 1. Business

OVERVIEW

      Eclipsys Corporation (the “Company” or “Eclipsys”) is a healthcare information technology company delivering solutions that enable healthcare delivery organizations to achieve improved clinical, financial and satisfaction outcomes. Eclipsys is positioned as an end-to-end solutions provider offering integrated suites in seven critical areas — clinical management, access management, patient financial management, health information management, strategic decision support, resource planning management and enterprise application integration. These solutions combine software applications, technology and services that focus on solving the business problems that healthcare organizations (HCO) face. These solutions can be purchased in any combination to address the particular needs of an HCO. Eclipsys’ solutions have been designed specifically to deliver a measurable impact on outcomes, enabling Eclipsys’ customers to quantify clinical benefits and return on investment in a precise and timely manner. Eclipsys’ solutions can be integrated with a customer’s existing information systems, which Eclipsys believes reduces overall cost of ownership and increases the attractiveness of its products. In fact, Eclipsys believes that a key differentiator in the marketplace is the ability for Eclipsys enterprise application integration (EAI) solutions to solve the integration problems faced by any HCO. Eclipsys also provides outsourcing, remote hosting and networking services to assist customers in meeting their healthcare information technology requirements. Eclipsys markets its products primarily to large hospitals, academic medical centers and integrated health networks. Eclipsys has one or more of its products installed or being installed in over 1,400 facilities in the U.S. and 17 other countries. To provide direct and sustained customer contact, Eclipsys maintains decentralized sales, implementation and customer support teams in each of its seven North American regions.

      The Company was formed in December 1995 and has grown primarily through a series of strategic acquisitions as follows:

Method of
Transaction	Date	Accounting

ALLTEL Healthcare Information Services, Inc. (“Alltel”)	1/24/97	Purchase

SDK Medical Computer Services Corporation (“SDK”)	6/26/97	Purchase

Emtek Healthcare Systems (“Emtek”) a division of Motorola, Inc. (“Motorola”)	1/30/98	Purchase

HealthVISION, Inc. (acquired by Transition) (“HealthVISION”)	12/3/98	Purchase

Transition Systems, Inc. (“Transition”)	12/31/98	Pooling

PowerCenter Systems, Inc. (“PCS”)	2/17/99	Pooling

Intelus Corporation and MedData Systems, Inc. (“Intelus” and “Med Data”) wholly owned subsidiaries of Sun Gard Data Systems, Inc.	3/31/99	Purchase

MSI Solutions, Inc. and MSI Integrated Services, Inc. (collectively, “MSI”)	6/17/99	Pooling

      The consolidated financial statements of the Company reflect the financial results of the purchased entities from the respective dates of the purchase. For all transactions accounted for using the pooling of interests method, the Company’s consolidated financial statements have been retroactively restated as if the transactions had occurred as of the beginning of the earliest period presented.

      In May 1996, the Company entered into a license with Partners HealthCare System, Inc. (“Partners”) for the development, commercialization, distribution and support of certain intellectual property relating to the BICS clinical information systems software developed at the Brigham and Women’s Hospital, Inc. (BWH). In connection with this license, the Company issued to Partners 988,290 shares of Common Stock.

      In July 1999, Eclipsys, in partnership with the Voluntary Hospitals of America (VHA) and General Atlantic Partners (GAP), formed HEALTHvision, Inc. (“HV”) an internet company focused on enabling secure interactive patient care. Eclipsys, VHA and HV all market HV’s products which are designed to integrate seamlessly with the Company’s Sunrise product line. The entity is a start up enterprise that bears no relationship to the acquisition of HealthVISION by Transition in December 1998.

COMPETITIVE STRENGTHS

      Eclipsys believes that its solutions, focus on physicians’ needs, leading technology, strategic relationships, management team and well-positioned customer base are competitive strengths that will enable it to capitalize on continued opportunities for growth.

—	Comprehensive Solutions Offering. Through acquisitions and internal development, Eclipsys has assembled a comprehensive suite of applications, technology and services that perform core functions in the seven areas Eclipsys believes are most critical to its customers — clinical management, access management, patient financial management, health information management, strategic decision support, enterprise resource planning and integration. Eclipsys’ integrates individual products to provide a comprehensive healthcare information technology solution. Eclipsys’ product strategy has been to acquire or develop industry-leading products in each core category, functionally integrate them to provide increased value, and add technology and consulting services to provide a comprehensive healthcare information technology solution. To facilitate rapid adoption of Eclipsys solutions by its customers, solutions are web-enabled and are offered in both in-house and Application Services Provider (“ASP”) modes. The close integration of HEALTHvision and Eclipsys further extends the Eclipsys solution offering to encompass e-Health.

—	Physician-Oriented Products. Eclipsys’ clinical products are designed to reflect and support the way physicians work and include features such as alerts, reminders, just-in-time clinical decision support, sub-second response times, an intuitive graphical user interface, continuous event monitoring and a customizable rules and protocol engine. This focus on the physician as the pivotal agent of change is central to Eclipsys’ product strategy. Eclipsys believes that physicians are key decision-makers in the trend toward the use of healthcare information technology solutions to improve work processes and outcomes across the continuum of healthcare delivery.

—	Leading Technology. Eclipsys has been migrating its products to a structured object layered architecture (“SOLA”). SOLA is a browser-enabled, multi-tiered, database-neutral architecture that supports multiple platforms and can be used across a broad range of computing environments from the Internet to client-server systems to legacy mainframes. SOLA is designed to facilitate the integration of Eclipsys’ products with its customers’ existing systems, as well as with future products developed or acquired by Eclipsys. The flexibility of SOLA supports delivery of Eclipsys solutions in an ASP mode.

—	Strategic Relationships. One of Eclipsys’ important strategic relationships is with Partners, including two of its hospital subsidiaries, BWH and Massachusetts General Hospital (MGH). This relationship provides intensive physician-driven research and development for new and existing products, testing and development support. In addition, BWH and MGH, academic medical centers affiliated with Harvard Medical School, provide potential forums for training future users and customers. Eclipsys also has relationships with other academic medical centers, which also provide testing and development support.

—	Proven Management Team with Successful Track Record. Eclipsys’ senior management team averages over 20 years in the healthcare and information technology industries and includes four former chief executive officers. Harvey J. Wilson, Chairman of the Board and Chief Executive Officer of Eclipsys, was a co-founder of Shared Medical Systems Corporation (“SMS”). Eclipsys believes that the range and depth of its senior management team position it to address the evolving requirements of its customers and to manage the growth required to meet its strategic goals.

—	Well-positioned Customer Base. Eclipsys’ customers include large hospitals, integrated health networks and academic medical centers. Eclipsys believes that these entities are generally the first to adopt new technology and are the drivers of industry consolidation. Management believes that Eclipsys’ commitment to quality, innovation, rapid product implementation and ongoing customer support has enabled it to build and maintain strong and stable customer relationships and positions it to capitalize on the opportunities for growth within its existing customer base.

INDUSTRY

      The healthcare industry continues to undergo radical and rapid change. Through the 1990s, the increasing cost of providing healthcare led the government sector, followed by the private sector, to develop new payment mechanisms that encouraged healthcare providers to contain costs. This has caused the provider-reimbursement environment to move away from the indemnity model, characterized by fee-for-service arrangements and traditional indemnity insurance, toward the managed-care model, in which providers are aligned within networks and healthcare delivery must follow plan-established rules to qualify for reimbursement. As a result, the emphasis of healthcare providers has shifted from providing care regardless of cost to providing high-quality care in the most cost-effective manner possible. Many providers are realizing that the traditional method of cost containment — cutting expenses — is not by itself enough to maintain their competitiveness in the face of these pressures. Management believes that providers must also improve the processes by which healthcare is provided, including improving the quality of care, the efficiency with which it is delivered and patient and provider satisfaction. In particular, healthcare providers are focusing on avoiding costly adverse clinical events.

      Recent events in the healthcare industry have brought the need for good quality yet cost effective care more sharply into focus. The Balanced Budget Act (BBA), passed by Congress in 1997, reduced the level of Medicare funding to hospitals. Hardest hit by this legislation are the academic medical centers. In late 1999, the Institute of Medicine(IOM) released a report on patient safety — “To Err is Human: Building a Safer Health System” — which documented the high incidence of avoidable medical errors that result in disabilities and death. The report cites the issues of illegibility of medical orders as well as the unreasonable reliance on memory as key contributors to medical mistakes. The regulations mandated by the Healthcare Information Portability and Accountability Act (HIPAA) will likely be finalized in 2000. The combination of reduced reimbursement as a result of BBA, demands — even requirements — for improved patient safety instigated by the IOM report, and requirements for improved access and security to patient information will place significant pressures on healthcare organizations. Eclipsys believes that the most effective means to cope with the pressures of this triple threat is through information.

      Traditional healthcare information systems are limited in their ability to support restructuring of healthcare delivery processes or the evolving requirements of integrated health networks — actions that are demanded by the current pressures in healthcare. Such systems have generally been financially oriented, focusing primarily on the ability to capture charges and generate bills. Many information-technology vendors have attempted to apply their existing financially oriented systems to meet the demand for clinical solutions. However, because these systems were not originally developed to address clinical requirements, they often lack the basic structure and functionality to support better overall management of costs, care quality, outcome measurement and patient satisfaction across the healthcare delivery continuum. Moreover, because these vendors historically developed and marketed such systems primarily to financial managers, physicians, who influence a significant portion of variable direct healthcare costs, were often excluded from the design of healthcare information systems and from the system selection process. In addition, traditional systems were typically designed to operate in a single facility, which has made them less effective in today’s widely dispersed integrated health networks.

      The growth of the managed care environment, the rise of integrated health networks and the pervasive acceptance of the Internet has created an opportunity for new healthcare information technology products and services. Healthcare providers are increasingly demanding integrated solutions that offer all of the core functions required to manage the entire healthcare delivery process. These core functions include clinical management, access management, patient financial management, health information management (HIM) and enterprise resource planning (ERP) solutions. In addition, large and widely spread health networks require decision support tools that permit them to effectively analyze past performance, model new plans for the future and measure and monitor the effectiveness of those plans — to measure clinical results and return on investment and to support process improvement. These solutions must also allow providers to preserve their investment in existing legacy applications and technologies, which often are significant and vary from facility to facility. Sophisticated, web-based integration tools are required to achieve the level of information integration needed together with ease of access. Finally, active physician use of healthcare information technology is necessary for these solutions to improve clinical outcomes. Eclipsys believes that active physician use will increase as information-technology solutions provide greater functionality, including Internet-based access, alerts, reminders, sub-second response times, just-in-time clinical decision support and an intuitive browser based user interfaces.

      Historically, the healthcare industry has invested relatively less in technology compared to certain other industries. Eclipsys believes that healthcare providers are realizing that a relatively small investment in healthcare information technology can significantly reduce variable costs. As a result of industry trends, healthcare providers are making significant investments in healthcare information technology solutions that capitalize on evolving information management technologies. Industry analysts estimate that healthcare organizations spent approximately $17 billion in 1997 for information-technology solutions, and anticipate that such expenditures will increase to approximately $28 billion annually by 2002.

STRATEGY

      Eclipsys’ objective is to become the leading provider of healthcare information technology solutions to meet the needs of the healthcare industry as it consolidates and evolves. Key elements of Eclipsys’ strategy to achieve this objective include:

      Provide Comprehensive, Integrated Healthcare Information Technology Solutions. Eclipsys is focused on providing a full suite of clinical management, access management, patient financial management, strategic decision support, health information management, enterprise resource planning and enterprise application integration solutions. Eclipsys’ solutions are positioned to:

—	focus on the physician as the agent of change by providing actionable information at the point of decision, providing automated processes that improve clinical workflow and supporting clinical decision making by appropriately communicating credible clinical rules and reminders;

—	promote balanced outcomes by integrating clinical, financial and satisfaction information to support balanced decision making — ensuring the healthcare organizations have the information they need to understand the overall effect of their decisions as they re-define process to become more clinically effective and efficient;

—	provide end-to-end solutions — to focus on solving the business issues in healthcare organizations must solve; partnering with our customers to understand their particular needs and crafting a solution that both solves their problems while leveraging their existing systems; and

—	solve the “efficiency equation” in healthcare — improving quality while reducing cost — by connecting and leveraging information flow that supports supply chain management.

      Further Penetrate Existing Customer Base. Eclipsys believes there is a significant opportunity to sell its integrated healthcare technology solutions to its existing customers. Eclipsys has at least one of its products installed or being installed in more than 1,400 facilities. Of these customers, only a few have an enterprise-wide healthcare information system. Eclipsys believes that it is well-positioned to capitalize on the growth opportunity within its existing customer base as a result of several factors:

— Internet strategy;

— sophisticated proven integration technology that solves customers current integration problems while retaining investment in existing systems;

—	the ability of its products to work with a customer’s existing information systems;

—	the ability to document clinical benefits and return on investment;

—	management’s industry experience and relationships;

—	alignment of its pricing and payment schedule with the value received by its customers; and

—	its ongoing customer support and service programs.

      Employ a Targeted Marketing Approach. Eclipsys’ target market primarily includes large hospitals, integrated health networks and academic medical centers. Eclipsys believes that these entities are the first to adopt new technology and are the drivers of industry consolidation. As the size and complexity of these customers grow, their need for integrated information-technology solutions increases. Eclipsys has identified potential new customers, including those who are currently relying on legacy systems that lack the functions and features such customers require, and is targeting decision makers within these entities. In particular, Eclipsys believes that physicians are becoming increasingly involved in the information-technology selection process as recent technological developments and the impact of managed care have increased the utility of information systems to physicians. Eclipsys believes that it’s clinically oriented, physician-designed products provide it with an advantage as it competes for business. Eclipsys also leverages the extensive industry experience of its senior management and sales force, as well as its strategic relationships with leading institutions such as BWH and MGH, to pursue this opportunity.

      Continue to Enhance and Develop New Solutions. Eclipsys intends to continue upgrading existing products and developing new solutions to meet the evolving healthcare information needs of its customers. For example, Eclipsys has been currently migrating its products to SOLA, which is designed to facilitate the integration and web-enablement of new and existing applications as they are developed or acquired by Eclipsys with legacy systems of its customers. Eclipsys has a team of approximately 400 internal research, development and technical support professionals dedicated to developing, enhancing, supporting and commercializing new and enhanced healthcare information technology products. Eclipsys also has an exclusive right of first offer to commercialize certain new information technologies developed in connection with Partners. In addition, Eclipsys’ relationship with Partners allows it to test new and existing products in a potential forum that provides feedback from medical and administrative users, which Eclipsys believes gives it a competitive advantage in developing new products.

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

PRODUCTS

      Eclipsys’ products perform the core information-technology functions required by integrated health networks and other healthcare providers across the entire continuum of healthcare. These functions include (i) clinical management,(ii) access management, (iii) patient financial management, (iv) strategic decision support, (v) health information management, (vi) enterprise resource planning and vii) enterprise application integration.

—	Sunrise Clinical Manager products assist the physician and other clinicians in making clinical decisions throughout the care process. These systems give physicians and other clinicians immediate access to complete and up-to-date patient records at all stages, enable physicians to enter on-line orders for specialized services, such as radiology or laboratory testing and prescriptions, provide clinical rules to facilitate clinical decisions and alert the physician to potential adverse reactions.

—	Sunrise Access Manager products provide access to patient information from any point in the healthcare delivery system and coordinate the gathering of additional patient data at each stage of the patient encounter. Access Manager also coordinates the scheduling of patient appointments throughout the treatment process and includes an enterprise-wide master person index.

—	Sunrise Patient Financial Manager products coordinate compliance with managed-care contract reimbursement terms, patient billing and collection and third-party reimbursement. These products support the growing trend toward the centralized business office, which manages compliance with governmental managed-care contracts across the entire healthcare enterprise and for all stages of the healthcare continuum.

—	Sunrise Decision Support Manager products create an integrated clinical and financial repository to support the management process of analyzing past clinical, operational and financial performance; modeling new approaches for the future; transforming those models into actionable plans; and measuring and monitoring actual practice against those plans.

—	Sunrise Chart Manager provides a completely automated medical record management system. Able to meet the HIM needs of organizations of virtually any size, Chart Manager includes comprehensive applications for clinical data management and enterprise-wide document and image-management functions . . . functions designed to improve productivity, efficiency and accountability in all areas of HIM. Chart Manager does this by providing convenient, concurrent information access to multiple users, wherever they may be throughout the organization.

—	Sunrise Enterprise Resource Planning Manager provides tools which effectively manage the cost-intensive materials management (including surgery, and package tracking), accounts payable, general ledger, fixed assets, budgeting, human resources and payroll functions. Sunrise Enterprise Resource Planning Manager is unique in that it includes the only materials management, surgery and accounts payable applications designed specifically for the healthcare industry. UltriPro HRMS/ Payroll, a leading product provided by Eclipsys strategic partner Ultimate Software, Inc, provides integrated human resources and payroll functionality.

—	Sunrise Enterprise Application Integrator products provide tools to enable the integration of data from existing legacy systems while undergoing systematic replacement of those systems to newer, Web-based or enabled technologies.

      These products enable Eclipsys to offer a comprehensive line of core applications that can be purchased individually or combined to form a fully integrated single-source information technology solution. Most of Eclipsys’ products are functional in several different healthcare settings, including ambulatory care, critical care and acute care.

      The Sunrise Clinical Manager suite, the Sunrise Access Manager suite, the Sunrise Patient Financial Manager suite, the Sunrise Decision Support Manager suite, the Sunrise Chart Manager suite, the Sunrise Enterprise Resource Planning suite and the Sunrise Enterprise Application Integrator suite are generally available to Eclipsys’ customers.

SUNRISE CLINICAL MANAGER

      Sunrise Clinical Manager is a physician-oriented application that provides patient information to the physician and other clinicians at the point-of-care anywhere in the healthcare continuum, allows a physician to quickly and efficiently enter orders directly into the system and provides clinical decision support at the time of order entry. The functionality of the Sunrise Clinical Manager suite is derived from ALLTEL’s TDS 7000 Series, Emtek’s Continuum 2000 application, the BICS program developed at BWH and licensed from Partners and from Transition’s technology platform. Eclipsys continues to enhance and support these heritage products for its installed customer base in order to allow these customers to make the migration to the Sunrise Clinical Manager suite of products over time.

      Sunrise Clinical Manager includes the following features:

—	Health Data Repository, which permanently stores clinical and financial information into patient care records that are easily and quickly accessible in ambulatory, acute care and other healthcare settings.

—	Sunrise Universal Viewer, which provides physicians with web-based access to patient information, such as complete patient records covering treatments at both ambulatory and acute-care facilities, whether they are accessing the records from within the healthcare facility or a remote location.

—	Clinical documentation, which gathers and presents organized, accurate and timely patient information. The application creates an electronic patient chart, accepting and arranging input from caregivers, laboratories or monitoring equipment.

—	Order entry, communication and management, which enables physicians to enter online prescriptions and orders for laboratory or diagnostic tests or procedures. The application also routes the order to the appropriate department or party within the organization for fulfillment.

—	Knowledge-Based Orders (KBO), which is a clinical decision support system that activates automatically during the order entry process. This sophisticated system provides real-time guidance to physicians by alerting them to possible problems with or conflicts between newly entered orders and existing patient information using the system’s rules database. A comprehensive set of clinical rules developed by physicians is available with KBO. Customers can modify these existing rules or can develop their own clinical rules.

—	Clinical decision support, which is a continuous event-monitoring system. Clinical decision support triggers alerts, which can include email or pager notification, upon the occurrence of a specified change in a patient’s condition or any other physician-designated event, such as the delivery of unfavorable laboratory results. The application tracks new patient data, relates it to information already in the system for that patient, identifies significant new relationships, alerts the physician to the changed relationship and prompts corrective actions on a real-time basis.

—	Clinical pathways and scheduled activities list, which provide access to standardized patient-care profiles and assist in the scheduling of clinical treatment procedures for individual patient care and generate scheduled activities lists in each department based on information from those lists. This allows the resources of a department to be deployed in the most effective and efficient manner.

SUNRISE ACCESS MANAGER

      Sunrise Access Manager enables the healthcare provider to identify the patient at any point in the healthcare delivery system and to collect and maintain patient information throughout the entire continuum of patient care on an enterprise-wide basis. The single database structure of Sunrise Access Manager permits simultaneous access to the entire patient record from any access point on the system. The Sunrise Access Manager suite is based primarily on the SDK products, which Eclipsys has integrated with its other product offerings and has continued to enhance. It also includes the Enterprise Person Identifier from Transition. The elements of Sunrise Access Manager include:

—	Patient registration/ ADT, which is used to register a patient in an ambulatory setting and to admit, discharge and transfer patients in an acute care setting. Patient information — such as demographics, personal contacts, primary-care provider, allergies or medications, health and employment history are immediately accessible on-line to all authorized personnel across the enterprise. Subsequent visits require only confirmation and updates as necessary. Visit-specific information, such as the date and the reason for the visit, the care provided and the caregivers providing service, is collected at each visit.

—	Patient scheduling and resource management, which is used to schedule patient appointments across an organization from any location within the enterprise. The application has the flexibility to provide for patient preferences and resource availability.

—	Enterprise Person Identifier (EPI), which is a single index of all patients and healthcare plan members within a healthcare provider’s system. Records can be accessed from the index by searching a variety of characteristics, such as name, Social Security number or other demographic data, including a combination of several characteristics. EPI works with most existing legacy systems as well.

—	Sunrise Access Manager also includes managed-care support features such as verifying insurance eligibility online and compliance with managed-care plan rules and procedures, as well as medical records abstracting, which compiles patient data into statistical information. The integrated nature of Sunrise Access Manager allows healthcare providers to complete pre-registration as part of the scheduling process and view patient records from multiple sites within an enterprise. This eliminates the generation of redundant records, thereby saving both patient and caregiver time, and permitting the efficient scheduling of resources throughout the organization.

SUNRISE PATIENT FINANCIAL MANAGER

      Sunrise Patient Financial Manager uses a single, integrated database for patient-accounting processes, including the automatic generation of patient billing and accounts receivable functions, a system of reimbursement management to monitor receivables, the automation of collection activities and contract compliance analysis, as well as follow-up processing and reporting functions. Billing and receivables management activities are automated through rules-based processing and can be customized to reflect each organization’s specific procedures. This product suite supports the growing trend toward the centralized business offices for multiple entities, which improves compliance with managed care contracts across the entire enterprise and at all stages of the healthcare delivery continuum. The Sunrise Patient Financial Manager suite is based primarily on the products acquired in the SDK acquisition, which Eclipsys has integrated with its other product offerings and has continued to enhance. Sunrise Patient Financial Manager includes the following functions:

—	Patient accounting, which automates the patient-billing and accounts receivable functions. For bill generation, the application incorporates rules-based calculations of expected reimbursement and provides users with the option for automatic generation of contractual allowances at the time of billing or the time of payment. Rules may be generated for each insurance plan accepted by an organization. Receivables management functions include account write-offs, online work lists of accounts requiring follow-up, extensive account comments and standard and ad hoc reporting. Paperless processing is achieved through real-time inquiry, editing, sorting, reporting, commenting and updating from other applications, including modules in Sunrise Access Manager and Sunrise Clinical Manager.

—	Contract management, which includes a repository for the payment terms, restrictions, approval requirements and other rules and regulations of each insurance plan and managed care contract accepted by an organization. Contract management is used in conjunction with other Sunrise products to ensure that patient care complies with these rules and regulations.

—	Reimbursement management, which facilitates monitoring receivables, performing collection activity, reconciling with third parties and analyzing contract compliance and performance.

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

      Sunrise Decision Support Manager also analyzes and measures clinical process and outcomes data, helping to identify the practice patterns that most consistently result in the highest quality at the lowest cost. In addition, Sunrise Decision Support Manager includes capabilities for case mix, reimbursement and utilization management, cost and profitability analysis, strategic planning, modeling and forecasting. Sunrise Decision Support Manager is an important component of the customers’ ability to measure and document improved clinical outcomes and return on investment.

      The Sunrise Decision Support Manager suite is based primarily on products acquired in the Transition merger.

SUNRISE CHART MANAGER

      Sunrise Chart Manager is able to meet the HIM needs of organizations of virtually any size. It includes comprehensive applications for clinical data management and enterprise-wide document and image-management functions;functions designed to improve productivity, efficiency and accountability in all areas of HIM. Chart Manager does this by providing convenient, concurrent information access to multiple users, wherever they may be throughout the organization. The Sunrise Chart Manager suite of products includes Electronic Chart Manager, Chart Tracking and Request, Chart Completion, Release of Information, Transcription, Electronic Signature, Medical Record Abstracting, Medical Image Viewer, and Concurrent Care Manager.

SUNRISE ENTERPRISE RESOURCE PLANNING MANAGER

      Sunrise Enterprise Resource Planning Manager provides tools which effectively manage the cost-intensive materials management (including surgery, and package tracking), accounts payable, general ledger, fixed assets, budgeting, human resources and payroll functions. Sunrise Enterprise Resource Planning Manager is unique in that it includes the only materials management, surgery and accounts payable applications designed specifically for the healthcare industry. UltiPro HRMS/ Payroll, a leading product provided by Eclipsys strategic partner Ultimate Software, Inc, provides integrated human resources and payroll functionality.

SUNRISE ENTERPRISE APPLICATION INTEGRATOR

      Sunrise Enterprise Application Integrator (“Sunrise EAI”) provides tools to enable the integration of data from existing legacy systems. As integrated health networks form, the individual entities within the emerging network will have their own information systems. It is important that the clinical and financial data in these disparate systems be integrated to provide an enterprise-wide view. The applications in Sunrise EAI create this required integration, primarily through the use of state-of-the-art Web-based integration technologies. Sunrise EAI’s eWebIT product suite includes tools to cost-effectively link disparate systems, providing composite views of data. Eclipsys’ EPI and Sunrise Dictionary Manager (enterprise-wide data dictionary) are utilized in conjunction with eWebIT’s eVIEW (a Web-based composite view of data from different information systems), eLINK (data sharing among disparate information systems) and eSIGN (enterprise security and single system sign-on) to form a comprehensive integration solution.

SERVICES

      Drawing on the functionality and flexibility of its software products, Eclipsys offers a range of professional services as part of its healthcare information technology solutions. These services include outsourcing, remote hosting, network services and business solutions.

      Outsourcing Services typically involve Eclipsys assuming the management of the customer’s entire information-technology function onsite using Eclipsys’ employees. Outsourcing Services include Facilities Management, Network Outsourcing and Transition Management.

      Facilities Management enables customers to improve their information-technology operations by having Eclipsys assume responsibility for all aspects of the customer’s onsite information-technology operations, from equipment to human resources.

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

      Remote Hosting involves the complete processing of an enterprise’s applications from Eclipsys’ Technology Solutions Center using Eclipsys’ equipment and personnel. This service frees an organization from having to maintain the environment, equipment and technical staff required for systems processing and offers support for an organization’s fault-management, configuration-management and utilization-management processes.

      Network Services is a comprehensive package of services enabling Eclipsys’ customers to receive critical data quickly and accurately without incurring a substantial increase in cost. Eclipsys assesses changes in network utilization and function, forecasts any necessary upgrades to accommodate growth of the customer and designs any changes necessary to provide the customer with the required performance and functionality. Eclipsys offers its services in various forms ranging from onsite assistance on a time and expense basis to complete turnkey project deliveries with guaranteed fixed price rates and outcomes.

      Business Solutions focuses on aiding Eclipsys customers in achieving improved return on investment through their use of information obtained from Eclipsys products. The Business Solutions Group staff have wide and varied experience in healthcare delivery and healthcare information management, enabling them to help customers implement effective change management that will ensure maximum return on investment and improved outcomes.

IMPLEMENTATION, PRODUCT SUPPORT AND TRAINING

      Eclipsys believes that a high level of service and support is critical to its success. Furthermore, Eclipsys believes that a close and active service and support relationship is important to customer satisfaction and provides Eclipsys with important information regarding evolving customer requirements and additional sales opportunities. To facilitate successful product implementation, Eclipsys’ consultants assist customers with initial installation of a system, conversion of a customer’s historical data and ongoing training and support. In addition, 24-hour telephone support is available and Eclipsys offers electronic distribution to provide customers with the latest information regarding Eclipsys’ products. Eclipsys also provides regular maintenance releases to its customers. Eclipsys’ service and support activities are supplemented by comprehensive training programs, including introductory training courses for new customers and seminars for existing customers, to allow them to more fully utilize the capabilities of Eclipsys’ products.

OTHER PRODUCTS

      Eclipsys further extends its comprehensive range of core healthcare information solutions through strategic marketing alliances with selected best-of-breed niche vendors. These include, but are not limited to, Ultimate Software, Inc (UltiPro HRMS/payroll), Motorola (for Doclink), Nine Rivers Technology for the

CurrentCare ER (Emergency department software product), and many others. Additionally, Eclipsys maintains an extremely close working relationship with its HEALTHvision web solutions venture, including the areas of product delivery and integration, marketing and sales.

      As part of its commitment to being an end-to-end information-solutions provider, Eclipsys also sells a variety of desktop, network and platform solutions including hardware, middleware and related services.

PRODUCT ARCHITECTURE: STRUCTURED OBJECT LAYERED ARCHITECTURE (SOLA)

      Eclipsys continues to migrate its products to the SOLA architecture, which Eclipsys believes will facilitate integration, enhance automation, increase reliability and improve security and workflow processes. SOLA draws on a Web-based, thin-client architecture to integrate business logic with an intuitive graphical user interface, thereby enhancing automation and reducing the cost of ownership. This thin-client architecture enables the user interface to be improved without disturbing the core application set and facilitates integration of Eclipsys’ products with new operating systems, display environments and devices.

      SOLA also features a high-performance rules engine to implement a sizable portion of the business logic for Eclipsys’ products. These rules guide clinical and business workflow, clinical decision support for order entry, clinical and financial event monitoring and screen logic, enabling structured development of new applications while maintaining consistency across applications. Because the rules are managed and stored as data, customers are able to update the business logic without modifying and distributing new code. This enables customers to reduce programming expenses, while enhancing the flexibility of Eclipsys’ applications and facilitating their rapid adoption. SOLA features a seamless and consistent architecture which promotes reliability for mission-critical applications and fault tolerance.

      SOLA also uses advanced technology to maintain security across both the Internet and organization intranets. This ability to support secure communications and incorporate reliable protocols for authenticating users and services permits the confidentiality of patient information to be maintained. SOLA is currently in production at those customers utilizing Sunrise Clinical Manager Release 3.0 and higher.

PRICING

      Historically, Eclipsys has employed a software pricing and payment model in which the software license fee is payable based upon various milestones over the implementation period. Service fees are paid as performed and maintenance fees, which typically equal a fixed percentage of the license fee are paid over the term of the related agreement. More recently, Eclipsys has begun to offer a variety of pricing models that further its philosophy that pricing and payment schedules should be closely aligned with the value received by the customer. Eclipsys encourages customers to elect a payment schedule that spreads software license payments, together with service fees and maintenance fees on a bundled basis, regularly over the life of the license. In addition, Eclipsys has commenced offering software license and maintenance fees that vary with the amount of patient traffic serviced by the customer, enabling the customer to analyze the cost on a per-case basis. Eclipsys also encourages customers to consider pricing models in which Eclipsys’ primary compensation takes the form of sharing in cost savings or other performance benefits realized by the customer. The pricing of Eclipsys’ contracts can vary significantly, depending upon the pricing model, product configuration and features, and implementation.

CUSTOMERS, MARKETING AND SALES

      Eclipsys’ marketing and sales efforts focus on large hospitals, integrated health networks and academic medical centers. Eclipsys sells its products and services in North America exclusively through its direct sales force. To provide direct and sustained customer contact, management of the sales force is decentralized, with eight regional presidents having primary responsibility for sales and marketing within their regions. National account representatives manage some multi-region accounts. Within each region, the direct sales force is generally organized into two groups, one focused principally on generating sales to new customers and the other focused on additional sales to existing customers. The direct sales force works closely with Eclipsys’ implementation and product line specialists. Supporting the field staff is a team of domain experts who have extensive experience and expertise in their specific field. A significant component of compensation for all direct sales personnel is performance based, although Eclipsys bases incentive compensation on a number of factors in addition to actual sales, including customer satisfaction and accounts receivable performance.

      In addition to the U.S., Eclipsys has customers in Australia, Belgium, Brazil, Canada, England, France, Germany, Greece, Ireland, Italy, Japan, Lebanon, New Zealand, Portugal, Singapore, The Netherlands and Yugoslavia. International sales representatives generally report to the Regional President of the International Region and are responsible for all customers within their sales regions. Eclipsys may also use sales agents to market its products internationally.

RESEARCH AND DEVELOPMENT

      Eclipsys believes that its future success depends in large part on its ability to maintain and enhance its current product line, develop new products, maintain technological competitiveness and meet an expanding range of customer requirements. A significant portion of Eclipsys’ research and development and product-testing effort is performed in conjunction with physicians at the BWH, MGH, Sarasota (FL) Memorial Hospital and other academic and/or large regional medical centers. Eclipsys’ current development efforts are focused on the migration of its products to the SOLA architecture and the development of additional functionality and applications for its existing software applications. Eclipsys believes that the open, integrated nature of its SOLA architecture facilitates the development of applications without the need for major rewriting or reconfiguration of code. As of March 10, 2000, Eclipsys’ research, development and technical support organization consisted of over 400 employees. Eclipsys’ research and development expenses were $43.8 million for 1999.

COMPETITION

      The market for Eclipsys’ products and services is intensely competitive and is characterized by rapidly changing technology, evolving user needs and the frequent introduction of new products. Eclipsys’ principal competitors include Cerner Corp., McKesson HBOC Inc., IDX Systems Corp. and SMS. Eclipsys also faces competition from providers of practice-management systems, general decision support and database systems and other segment-specific applications, as well as from healthcare technology consultants. A number of Eclipsys’ competitors are more established, benefit from greater name recognition and have substantially greater financial, technical and marketing resources than Eclipsys. Eclipsys also expects that competition will continue to increase as a result of consolidation in both the information technology and healthcare industries. Eclipsys believes that the principal factors affecting competition in the healthcare information technology market include product functionality, performance, flexibility and features, use of open standards technology, quality of service and support, company reputation, price and overall cost of ownership.

PROPRIETARY RIGHTS

      Eclipsys is dependent upon its proprietary information and technology. Eclipsys relies primarily on a combination of copyright, trademark and trade secret laws and license agreements to establish and protect its rights in its software products and other proprietary technology. Eclipsys requires third-party consultants and contractors to enter into nondisclosure agreements to limit use of, access to and distribution of its proprietary information. In addition, Eclipsys currently requires employees who receive stock option grants under any of its stock option plans to enter into nondisclosure agreements. There can be no assurance that Eclipsys’ means of protecting its proprietary rights will be adequate to prevent misappropriation. The laws of some foreign countries may not protect Eclipsys’ proprietary rights as fully or in the same manner as do the laws of the United States. Also, despite the steps taken by Eclipsys to protect its proprietary rights, it may be possible for unauthorized third parties to copy aspects of Eclipsys’ products, reverse engineer such products or otherwise obtain and use information that Eclipsys regards as proprietary. In certain limited instances, customers can access source-code versions of Eclipsys’ software, subject to contractual limitations on the permitted use of such source code. Although Eclipsys’ license agreements with such customers attempt to prevent misuse of the source code, the possession of Eclipsys’ source code by third parties increases the ease and likelihood of potential misappropriation of such software. Furthermore, there can be no assurance that others will not independently develop technologies similar or superior to Eclipsys’ technology or design around the proprietary rights owned by Eclipsys.

EMPLOYEES

      As of February 21, 2000, Eclipsys employed 1,564 people, including approximately 1,040 in field operations (sales, account management, implementation and education); 410 in research, development and product delivery; and 114 in marketing, finance, human resources, legal and other administrative functions. The success of Eclipsys depends on its continued ability to attract and retain highly skilled and qualified personnel. Competition for such personnel is intense in the information-technology industry, particularly for talented software developers, service consultants, and sales and marketing personnel. There can be no assurance that Eclipsys will be able to attract and retain qualified personnel in the future. Eclipsys’ employees are not represented by any labor unions. Eclipsys considers its relations with its employees to be good.

CERTAIN FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS/ RISK FACTORS

      You should carefully consider the risks described below before you decide to buy our voting common stock. The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties may also impair our business operations.

      If any of the following risks actually occur, our business, financial condition, or results of operations would likely suffer. In such case, the trading price of our voting common stock could decline and you could lose all or part of your investment.

      Limited Operating History of Eclipsys; History of Operating Losses. We began operations in 1996 and have grown primarily through a series of acquisitions completed since January 1997. Accordingly, there is only a limited combined operating history of Eclipsys and its acquired operations upon which to base an evaluation of Eclipsys and its prospects. We will continue to integrate the operations of the businesses we acquired and to consolidate their product offerings. We have incurred net losses in each year since our inception, including net losses of $126.3 million in 1997, $35.3 million in 1998 and $9.4 million in 1999. These losses resulted primarily from certain write-offs related to acquisitions we completed during 1997 and 1998, and charges in the first quarter of 1998 related to the buyout by us of certain obligations under an agreement entered into in connection with one of the acquisitions. We expect to continue to incur net losses for the foreseeable future. We cannot predict when or if we will achieve profitability.

      Management of Growth. The rapid growth in the size and complexity of our business as a result of our acquisitions has placed a significant strain on our management and other resources. To compete effectively and to manage future growth, if any, we will need to implement and improve operational and financial systems on a timely basis and to expand, train, motivate and manage our work force. Our personnel, systems, procedures and controls may not be adequate to support our operations.

      Risks Associated with Future Acquisitions. An important element of our business strategy has been expansion through acquisitions. We expect to continue this strategy. This acquisition strategy involves a number of risks, which include:

—	There is significant competition for acquisition opportunities in the healthcare information technology industry. Competition may intensify due to consolidation in the industry, which could increase the costs of future acquisitions. We will compete for acquisition opportunities with other companies, some of which may have significantly greater financial and management resources than we have.

—	The anticipated benefits from any acquisition may not be achieved unless the operations of the acquired business are successfully combined with ours. The integration of acquired businesses requires substantial attention from management. The diversion of the attention of management and any difficulties encountered in the transition process could hurt us.

—	Future acquisitions could result in the issuance of additional shares of capital stock or the incurrence of additional indebtedness, could entail the payment of consideration in excess of book value and could have a dilutive effect on our net income per share.

—	Many business acquisitions must be accounted for under the purchase method of accounting. Consequently, such acquisitions may generate significant goodwill or other intangible assets and result in substantial amortization charges to us. Acquisitions could also involve significant one-time charges.

      Potential Fluctuations in Quarterly Performance. We have experienced significant variations in revenues and operating results from quarter to quarter. Our quarterly operating results may continue to fluctuate due to a number of factors, including:

—	the timing and size of future acquisitions;

—	the timing, size and nature of our product sales and implementations;

—	the length of the sales cycle;

—	the success of implementation efforts;

—	market acceptance of new services, products or product enhancements by us or our competitors;

—	product and price competition;

—	the relative proportions of revenues derived from systems and services and from hardware;

—	changes in operating expenses;

—	personnel changes;

—	the performance of our products; and

—	fluctuations in economic and financial market conditions.

      It is difficult to predict the timing of revenues from product sales because the sales cycle can vary depending upon several factors. These factors include the size of the transaction, the changing business plans of the customer, the effectiveness of the customer’s management and general economic conditions. In addition, because revenue is recognized at various points during the term of a contract, the timing of revenue recognition varies considerably. Factors affecting the timing of revenue recognition include the type of contract, the availability of personnel, the implementation schedule and the complexity of the implementation process. Because a significant percentage of our expenses will be relatively fixed, a variation in the timing of sales and implementations could cause significant variations in operating results from quarter to quarter. We believe that period-to-period comparisons of our historical results of operations are not necessarily meaningful. You should not rely on these comparisons as indicators of future performance.

      Long Sales and Implementation Cycles. We have experienced long sales and implementation cycles. How and when to implement, replace, expand or substantially modify an information system, or modify or add business processes or lines of business, are major decisions for customers. Furthermore, the license of solutions like those we provide typically require significant capital expenditures by the customer. The sales cycle for our systems has ranged from 6 to 18 months or more from initial contact to contract execution. Historically, our implementation cycle has ranged from 6 to 36 months from contract execution to completion of implementation. Although we believe that the migration of our products to our new SOLA platform will significantly shorten the implementation cycle, we cannot provide any assurance in this regard. During the sales cycle and the implementation cycle, we will expend substantial time, effort and funds preparing contract proposals, negotiating the contract and implementing the solution.

      Risks Associated with Our Development of Our Integrated Clinical Management Suite. We are currently in the process of integrating selected features and functionalities from a number of clinical management products acquired in our mergers and acquisitions and licensed from Partners, to create the Sunrise Clinical Manager Suite. During 1999, the product was under field trials in several customer sites. In late 1999, we generally released the product. We will continue to integrate additional functionality that was acquired in the acquisitions and licensed from Partners during the next several years. Although, the product has been generally released, there can be no assurance that future integration efforts will be successful or that the product will meet the needs of the marketplace or achieve market acceptance.

      Competition. We operate in a market that is intensely competitive. Our principal competitors include Cerner Corp., McKesson HBOC, Inc., IDX Systems Corp. and Shared Medical Systems Corporation. We will also face competition from providers of practice management systems, general decision support and database systems and other segment-specific applications, as well as from healthcare technology consultants. A number of existing and potential competitors are more established and have greater name recognition and financial, technical and marketing resources than we do. We expect that competition will continue to increase as a result of consolidation in both the information technology and healthcare industries.

      Dependence on Relationship with Partners and Other Third Parties. We have an exclusive license granted by Partners to develop, commercialize, distribute and support certain intellectual property relating to clinical information systems software developed at BWH. If we breach certain terms of the license, then Partners has the option to convert the license to a non-exclusive license. Such conversion by Partners could cause the intellectual property and the ability to develop and commercialize such intellectual property to become more widely available to our competitors. We also work closely with physicians and research and development personnel at BWH and its affiliate, MGH, to develop and commercialize new information-technology solutions for the healthcare industry and to test and demonstrate new and existing products. If we fail to maintain the cooperative working relationship with BWH and MGH, including future access to products developed by personnel at BWH granted under the Partners license, could become strained or cease altogether. The loss of good relations with BWH or MGH could hurt our ability to develop new solutions and could cause delays in bringing new products to the market. In addition, our reputation and status in the industry could be hurt.

      Additionally, we depend upon licenses for certain technology used in our products from a number of third-party vendors, including Computer Corporation of America, Computer Associates, Oracle Corporation and Sterling Software (United States of America), Inc. We also have licenses from Premier, Inc. for certain comparative database systems and other software components and clinical benchmarking data. Most of these licenses expire within one to four years, can be renewed only by mutual consent and may be terminated if we breach the terms of the license and fail to cure the breach within a specified period of time. We may not be able to continue using the technology licensed under these licenses on commercially reasonable terms or at all. As a result, we may have to discontinue, delay or reduce product shipments until equivalent technology is obtained, which could hurt us. Most of our third-party licenses, including our license from New England Medical Center, Inc., for the original version of the Transition I software, are non-exclusive. Our competitors may obtain the right to use any of the technology covered by the licenses and use the technology to directly compete with us. In addition, if our vendors choose to discontinue support of the licensed technology, we may not be able to modify or adapt our own products going forward.

      Uncertainty in the Healthcare Industry. We operate in an industry subject to changing political, economic and regulatory influences. The potential impact of these industry changes include:

—	During the past several years, the U.S. healthcare industry has been subject to an increase in governmental regulation and reform proposals, such as the Federal Balanced Budget Act of 1997 and the Health Insurance Portability and Accountability Act of 1996. These reforms may increase governmental involvement in healthcare, continue to reduce reimbursement rates and otherwise change the operating environment for our customers. Customers may react to these proposals and the uncertainty surrounding the proposals by curtailing or deferring investments, including those for our products and services. Some healthcare providers may fail, creating potential bad debt losses for Eclipsys.

—	Many healthcare providers are consolidating to create larger healthcare delivery enterprises with greater market power. This consolidation could erode our customer base and could reduce the size of our target market. In addition, the resulting enterprises could have greater bargaining power, which may lead to price erosion.

      Potential FDA Regulation. The U.S. Food and Drug Administration is likely to become increasingly active in regulating computer software intended for use in the healthcare setting. The FDA has increasingly focused on the regulation of computer products and computer-assisted products as medical devices under the Federal Food, Drug, and Cosmetic Act. If the FDA chooses to regulate any of our products as medical devices, it can impose extensive requirements upon us, including:

—	we would be required to seek either FDA clearance of a pre-market notification submission demonstrating that the product is substantially equivalent to a device already legally marketed or obtain FDA approval of a pre-market approval application establishing the safety and effectiveness of the product;

—	we would be required to comply with rigorous regulations governing the pre-clinical and clinical testing, manufacture, distribution, labeling and promotion of medical devices; and

—	we would be required to comply with the FDC Act’s general controls, including establishment registration, device listing, compliance with good manufacturing practices, reporting of certain device malfunctions and adverse device events.

      If we failed to comply with applicable requirements, then the FDA could respond by imposing fines, injunctions or civil penalties, requiring recalls or product corrections, suspending production, refusing to grant pre-market clearance or approval of products, withdrawing clearances and approvals, and initiating criminal prosecution. Any final FDA policy governing computer products, once issued, may increase the cost and time to market of new or existing products.

      New Regulations Relating to Patient Confidentiality. State and federal laws regulate the confidentiality of patient records and the circumstances under which such records may be released. These regulations govern both the disclosure and use of confidential patient medical record information. Regulations governing electronic health data transmissions are evolving rapidly and are often unclear and difficult to apply. On August 22, 1996, President Clinton signed the Health Insurance Portability and Accountability Act of 1996, or HIPAA. This legislation requires the Secretary of Health and Human Services, or HHS, to (i) adopt national standards for certain types of electronic health information transactions and the data elements used in such transactions, (ii) adopt standards to ensure the integrity and confidentiality of health information, and (iii) establish a schedule for implementing national health data privacy legislation or regulations.

—	A Notice of Proposed Rule Making (NPRM) for transaction standards was published in May 1998. It addresses seven of the nine stipulated transactions. The data standards, which have been proposed, are expected to be issued as final rules in late 2000, to become effective in 2003. We believe that the proposed data standards issued to date would not materially affect our business if adopted as proposed. We cannot predict the potential impact of the standards that have not yet been proposed or any other standards that might be finally adopted instead of the proposed standards.

—	The HIPAA legislation challenged Congress to enact privacy legislation that includes healthcare information within three years and directed the Secretary of HHS to issue healthcare information privacy regulations if Congress did not act. Congress had not acted on privacy legislation by the August 21, 1999 deadline, prompting the Secretary to issue proposed rules for the Privacy of individually identifiable Health Information on Nov. 3, 1999. In addition, federal and/or state privacy legislation may be enacted at any time. Such legislation, if enacted, could also require patient consent before even non-individually-identifiable (e.g., coded or anonymous) patient information may be shared with third parties and could require that holders or users of such information implement specified security measures. These laws or regulations, when adopted, could restrict the ability of customers to obtain, use, or disseminate patient information. This could adversely affect demand for our products.

      Potential for Product Liability; Security Issues. We provide products with applications that relate to patient medical histories and treatment plans. If these products fail to provide accurate and timely information, customers could assert liability claims against us. We attempt to contractually limit our liability for damages arising from negligence, errors or mistakes. Despite this precaution, the limitations of liability set forth in these contracts may not be enforceable or may not otherwise protect us from liability for damages. We maintain general liability insurance coverage, including coverage for errors or omissions. However, such coverage may not continue to be available on acceptable terms or may not be available in sufficient amounts to cover one or more large claims. In addition, the insurer might disclaim coverage as to any future claim. One or more large claims could exceed available insurance coverage. Litigation with respect to liability claims, regardless of its outcome, could result in substantial cost to us, could divert management’s attention from operations and could decrease market acceptance of the our products. We have included security features in our products that are intended to protect the privacy and integrity of customer data. Despite the existence of these security features, these products may be vulnerable to break-ins and similar disruptive problems. Break-ins and other disruptions could jeopardize the security of information stored in and transmitted through the computer systems of customers. We may need to expend significant capital and other resources to address evolving security issues.

      Ability to Attract and Retain Key Personnel. Our success depends, in significant part, upon the continued services of our key technical, marketing, sales and management personnel and on our ability to continue to attract, motivate and retain highly qualified employees. Competition for technical, marketing, sales and management employees is intense and the process of recruiting personnel with the combination of skills and attributes required to execute our strategy can be difficult, time-consuming and expensive. We believe that our ability to implement our strategic goals depends to a considerable degree on our senior-management team. The loss of any member of that team or, in particular, the loss of Harvey J. Wilson, our founder, Chairman of the Board and member of the Office of the Chairman, could hurt our business.

      Rapid Technological Change and Evolving Market. The market for our products and services is characterized by rapidly changing technologies, evolving industry standards and new product introductions and enhancements that may render existing products obsolete or less competitive. As a result, our position in the healthcare information technology market could erode rapidly due to unforeseen changes in the features and functions of competing products, as well as the pricing models for such products. Our future success will depend in part upon our ability to enhance our existing products and services and to develop and introduce new products and services to meet changing customer requirements. The process of developing products and services such as those offered by us is extremely complex and is expected to become increasingly complex and expensive in the future as new technologies are introduced. We have commenced migrating our products to the SOLA architecture. We cannot assure you that the development of SOLA or the migration of products to SOLA will be successful that such products will meet their scheduled release dates, that we will successfully complete the development and release of other new products or the migration of new or existing products to specific platforms or configurations in a timely fashion or that our current or future products will satisfy the needs of potential customers or gain general market acceptance.

      Limited Protection of Proprietary Rights. We are dependent upon our proprietary information and technology. We cannot assure you that our means of protecting our proprietary rights will be adequate to prevent misappropriation. The laws of some foreign countries may not protect our proprietary rights as fully nor in the same manner as do the laws of the United States. Also, despite the steps we have taken to protect our proprietary rights, it may be possible for unauthorized third parties to copy aspects of our products, reverse engineer such products or otherwise obtain and use information that we regard as proprietary. In certain limited instances, customers can access source-code versions of our software, subject to contractual limitations on the permitted use of such source code. Although our license agreements with such customers attempt to prevent misuse of the source code, the possession of our source code by third parties increases the ease and likelihood of potential misappropriation of such software. Furthermore, there can be no assurance that others will not independently develop technologies similar or superior to our technology or design around the our proprietary rights. In addition, although we do not believe that our products infringe the proprietary rights of third parties, we cannot assure you that infringement or invalidity claims (or claims for indemnification resulting from infringement claims) will not be asserted or prosecuted against us or that any such assertions or prosecutions will not materially adversely affect our business, financial condition and results of operations. Regardless of the validity of such claims, defending against such claims could result in significant costs and diversion of our resources, which could have a material adverse effect on our business, financial condition and results of operations. In addition, the assertion of such infringement claims could result in injunctions preventing us from distributing certain products, which could have a material adverse effect on our business, financial condition and results of operations. If any claims or actions are asserted against us, we may seek to obtain a license to such intellectual property rights. We cannot assure you, however, that such a license would be available on reasonable terms or at all.

      Product Errors. Highly complex software products such as ours often contain undetected errors or failures when first introduced or as new versions are released. Testing of our products is particularly challenging because it is difficult to simulate the wide variety of computing environments in which our customers may deploy these products. Despite extensive testing, we from time to time have discovered defects or errors in our products. Accordingly, we cannot assure you that such defects, errors or difficulties will not cause delays in product introductions and shipments, result in increased costs and diversion of development resources, require design modifications or decrease market acceptance or customer satisfaction with our products. In addition, we cannot assure you that, despite testing by us and by current and potential customers, errors will not be found after commencement of commercial shipments, resulting in loss of or delay in market acceptance, which could have a material adverse effect upon our business, financial condition and results of operations.

Item 2. Properties

      Eclipsys is headquartered in Delray Beach, Florida, where it leases office space under four separate leases expiring in March 2000 and July 2002. In addition, Eclipsys maintains leased office space in Phoenix, Arizona; Tucson, Arizona; Little Rock, Arkansas; Newport Beach, California; San Jose, California; Santa Clara, California; Santa Rosa, California; Roswell, Georgia; Atlanta, Georgia; Oak Brook, Illinois; Boston, Massachusetts; Mountain Lakes, New Jersey; Albany, New York; Uniondale, New York; Malvern, Pennsylvania; Carrolton, Texas; Lynnwood, Washington; Rockville, Maryland; within the United States and North Perth WA, Australia; British Columbia, Canada; Brussels, Belgium; Paris, France; and London, United Kingdom. These leases expire at various times ranging from June 2000 to June 2009.

Item 3. Legal Proceedings

      Eclipsys is involved from time to time in routine litigation that arises in the ordinary course of its business, but is not currently involved in any litigation that Eclipsys believes could reasonably be expected to have a material adverse effect on Eclipsys.

Item 4.  Submission of Matters to a Vote of Security Holders

      None.

Part II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

PRICE RANGE OF COMMON STOCK

      Since August 6, 1998, the Company’s Common Stock has been publicly traded on the Nasdaq National Market under the symbol “ECLP.” The following table sets forth for the periods indicated the high and low sales prices of the Common Stock since commencement of trading:

1998	High	Low

Third quarter (from August 6, 1998)	$23.38	$11.88

Fourth quarter	$29.50	$18.38

1999	High	Low

First quarter	$40.25	$20.00

Second quarter	$30.375	$20.188

Third quarter	$34.125	$12.625

Fourth quarter	$30.875	$11.625

HOLDERS OF RECORD

      As of March 14, 2000, there were 195 holders of record of the Common Stock. The number of holders of record of the Common Stock is not representative of the number of beneficial holders because depositories, brokers or other nominees hold many shares.

DIVIDENDS

      The Company has never declared or paid any cash dividends on its Common Stock. The Company currently intends to retain earnings, if any, to support its growth strategy and does not anticipate paying cash dividends in the foreseeable future. In addition, there are certain restrictions on the Company’s ability to declare and pay dividends under the terms of the Company’s credit facility and under applicable state law.

RECENT SALES OF UNREGISTERED SECURITIES

      In January 1998, the Company issued to Motorola, Inc., as consideration in connection with the Emtek acquisition, 1,000,000 shares of Common Stock.

      In February 1998, the Company sold 900,000 shares of Series G Convertible Preferred Stock to private investors for an aggregate purchase price of $9.0 million.

      At the closing of the Company’s initial public offering in August 1998, each share of Series D and Series F Convertible Preferred Stock was automatically converted into one share of Common Stock (an aggregate of 8,536,883 shares of Common Stock), each share of Series G Convertible Preferred Stock was automatically converted into two-thirds of a share of Common Stock (an aggregate of 599,999 shares of Common Stock) and each share of Series E Convertible Preferred Stock was automatically converted into one share of Non-Voting Common Stock (an aggregate of 896,431 shares of Non-Voting Common Stock).

      During 1998, the Company issued stock options to purchase an aggregate of 1,217,463 shares of Common Stock and issued 465,008 shares of Common Stock upon the exercise of stock options.

      In January 1999, the Company issued 156,320 shares of Common Stock upon exercise of stock warrants.

      In February 1999, the Company issued to PCS shareholders, as consideration in connection with the PCS acquisition, 1,103,796 shares of Common Stock and assumed 56,560 stock options and 40,829 warrants.

      In February 1999, the Company issued 360,951 shares of Common Stock upon exercise of stock warrants.

      In June 1999, the Company issued to MSI stockholders, as consideration in connection with the MSI acquisition, 2,257,864 shares of Common Stock and assumed 117,136 stock options.

      In December 1999, the Company issued 601,562 shares of Common Stock upon exercise of stock warrants.

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

Item 6.  Selected Financial Data

      The selected consolidated financial data of the Company set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and notes thereto included elsewhere in this document. The statement of operations data for the years ended December 31, 1997, 1998 and 1999 and the balance sheet data at December 31, 1998 and 1999, under the heading “Company” set forth below, are derived from, and are qualified by reference to, Eclipsys’ audited consolidated financial statements, which appear elsewhere in this document and are retroactively restated to give effect to the pooling of Transition, MSI and PCS. The statement of operations data for the year ended December 31, 1996 and the balance sheet data at December 31, 1996, under the heading “Company” set forth below, are derived from, and are qualified by reference to, Eclipsys’ audited consolidated financial statements, which are not included in this document and are retroactively restated to give effect to the pooling of Transition, MSI and PCS. The statement of operations data for the years ended December 31, 1995 and 1996, under the heading “Predecessor,” are derived from, and are qualified by reference to, the audited financial statements of Alltel, which are not included in this document and are retroactively restated to give effect to the pooling of Transition.

	Year Ended December 31,

	Predecessor		Company

	1995	1996	1996	1997	1998	1999

	(In thousands, except share and per share data)

Statement of Operations Data:

Total revenues	$129,003	$144,997	$41,778	$147,328	$182,458	$249,327

Costs and expenses:

Cost of revenues	69,686	81,141	12,240	95,626	106,909	144,764

Sales and marketing	15,071	15,989	7,067	22,902	29,651	35,987

Research and development	11,186	13,529	6,067	21,369	37,139	43,751

General and administration	11,834	9,847	4,143	10,179	11,107	11,322

Depreciation and amortization	6,735	9,643	1,646	11,514	11,981	15,415

Write-down of investment	—	—	—	—	4,778

Write-off of in-process research and development	—	—	—	105,481	2,392

Write-off of MSA	—	—	—	—	7,193

Pooling costs	—	—	—	—	5,033	1,648

Restructuring charge	—	—	—	—	—	5,133

Stock compensation charge	—	3,024	3,024	—	—	1,987

Total costs and expenses	114,512	133,173	34,187	267,071	216,183	260,007

Income (loss) from operations	14,491	11,824	7,591	(119,743)	(33,725)	(10,680)

Interest expense (income), net	2,187	3,286	(682)	(1,511)	(2,701)	(1,235)

Income (loss) before income taxes and extraordinary item	12,304	8,538	8,273	(118,232)	(31,024)	(9,445)

Income tax provision	(6,185)	(3,847)	(4,690)	(8,096)	(4,252)	—

Income (loss) before extraordinary item	6,119	4,691	3,583	(126,328)	(35,276)	(9,445)

Loss on early extinguishment of debt (net of taxes $1,492)	—	2,149	2,149	—	—	—

Net income (loss)	6,119	2,542	1,434	(126,328)	(35,276)	(9,445)

Dividends and accretion on mandatorily redeemable preferred stock	—	—	(593)	(5,850)	(10,928)

Preferred stock conversion	—	—	—	(3,105)	—	—

Net income (loss) available to common stockholders	$6,119	$2,542	$841	$(135,283)	$(46,204)	$(9,445)

Basic net income (loss) per common share			$0.06	$(8.60)	$(1.95)	$(.27)

Diluted net income (loss) per common share			$0.05	$(8.60)	$(1.95)	$(.27)

Basic weighted average common shares outstanding			13,780,156	15,734,208	23,668,072	34,803,934

Diluted weighted average common shares outstanding			15,404,421	15,734,208	23,668,072	34,803,934

	As of December 31,

	Predecessor		Company

	1995	1996	1996	1997	1998	1999

	(In thousands)

Balance Sheet Data:

Cash and cash equivalents	$14,541	$55,858	$59,940	$63,914	$37,983	$33,956

Working capital	11,487	49,357	65,306	34,870	25,724	33,103

Total assets	116,550	176,789	80,393	201,327	221,014	202,935

Debt, including current portion	250	105	756	18,038	1,890	—

Mandatorily redeemable preferred stock	—	—	—	35,607	—	—

Stockholders’ equity (deficit)(1)	(5,640)	38,609	71,395	58,882	98,442	101,301

(1)	The Company has never declared or paid cash dividends on the Common Stock.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

      Eclipsys Corporation is a healthcare information technology company delivering solutions that enable healthcare providers to achieve improved clinical, financial and satisfaction outcomes. The Company offers an integrated suite of healthcare products and associated services in seven functional areas — clinical management, access management, patient financial management, health information management, strategic decision support, resource planning management and enterprise application integration. These products and services can be licensed either in combination to provide an enterprise-wide solution or individually to address specific needs. These solutions take many forms and can include a combination of software, hardware, maintenance, consulting services, remote hosting services, network services and information technology outsourcing.

      Eclipsys’ products have been designed specifically to deliver a measurable impact on outcomes, enabling Eclipsys’ customers to quantify clinical benefits and return on investment in a precise and timely manner. Eclipsys’ products can be integrated with a customer’s existing information systems, which Eclipsys believes reduce overall cost of ownership and increases the attractiveness of its products. Eclipsys also provides outsourcing, remote hosting and networking services to assist customers in meeting their healthcare information technology requirements.

      Eclipsys markets its products primarily to large hospitals, academic medical centers and integrated health networks. To provide direct and sustained customer contact, Eclipsys maintains decentralized sales, implementation and customer support teams in each of its seven North American regions.

      The Company was formed in December 1995 and has grown primarily through a series of strategic acquisitions. The consolidated financial statements of the Company reflect the financial results of the purchased entities from the respective dates of the purchase. For all transactions accounted for using the pooling of interests method, the Company’s consolidated financial statements have been retroactively restated as if the transactions had occurred as of the beginning of the earliest period presented.

      In May 1996, the Company entered into a license for the development, commercialization, distribution and support of certain intellectual property relating to the BICS clinical information systems software developed at Partners HealthCare System, Inc. In connection with this license, the Company issued to Partners 988,290 shares of Common Stock.

      In January 1997, the Company purchased Alltel from Alltel Information Services, Inc. (“AIS”) for a total purchase price of $201.5 million, after giving effect to certain purchase price adjustments. The Alltel acquisition was paid for with cash, the issuance of Series C Redeemable Preferred Stock and Series D convertible Preferred Stock and the assumption of certain liabilities. The acquisition was accounted for as a purchase, and the Company recorded total intangible assets of $163.8 million, consisting of $92.2 million of acquired in-process research and development, $42.3 million of acquired technology, $10.8 million to reflect the value of ongoing customer relationships, $9.5 million related to a management services agreement (“MSA”) with AIS and $9.0 million of goodwill. The Company wrote off the acquired in-process research and development as of the date of the acquisition, and is amortizing the acquired technology over three years on an accelerated basis. The value of the ongoing customer relationships and the goodwill are being amortized over five years and twelve years, respectively. In the first quarter of 1998 the Company entered into an agreement with AIS terminating the MSA resulting in the Company recording a charge of $7.2 million. As a result of the agreement, the Company recorded a network services intangible asset related to the Company’s ability to provide services in this area. The network services asset is being amortized over three years.

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

      On December 31, 1998, the Company acquired Transition. The acquisition was paid for entirely with the issuance of Common Stock. The acquisition was accounted for as a pooling of interests. Accordingly, the financial statements have been retroactively restated to give effect to the acquisition as if it had occurred as of the earliest period presented. On December 3, 1998 Transition acquired HealthVISION for a total purchase price of $31.6 million in cash, the assumption of $9.5 million in liabilities and an earn out of up to $10.8 million if specified financial milestones were met. The earn out expired in 1999 with no amounts earned under the provisions of the agreement. The acquisition was accounted for as a purchase, and Transition recorded intangible assets of $40.6 million, consisting of $2.4 million of acquired in-process research and development, $27.3 million of acquired technology and $10.9 million of goodwill. Transition wrote off the acquired in-process research and development as of the date of the acquisition, and is amortizing both the acquired technology and the goodwill over three years. On July 22, 1996, Transition acquired substantially all of the outstanding stock and a note held by a selling principal of Enterprising HealthCare, Inc. (“EHI”), based in Tucson, Arizona, for a total purchase price of approximately $1.8 million in cash. EHI provides system integration products and services for the health care market. The acquisition was accounted for under the purchase method of accounting and accordingly the results of operations of EHI are included from the date of the acquisition. Acquired technology costs of $1.6 million are being amortized on a straight-line basis over seven years. On September 19, 1997, Transition acquired all outstanding shares of Vital Software Inc. (“Vital”), a privately held developer of products that automate the clinical processes unique to medical oncology. The purchase price was approximately $6.3 million, which was comprised of $2.7 million in cash and 132,302 shares of the Company’s common stock with a value of $3.6 million. The acquisition was accounted for under the purchase method of accounting and accordingly the results of operations of Vital are included from the date of the acquisition.

      In February 1999, the Company acquired PCS for a total purchase price of approximately $35.0 million paid for entirely with the issuance of Common Stock. The acquisition was accounted for as a pooling of interests, and accordingly the financial statements have been retroactively restated to give effect to the acquisition as if it had occurred as of the earliest period presented.

      In March 1999, the Company acquired Intelus and Med Data for a total purchase price of $25.0 million in cash. The acquisition was accounted for as a purchase, and the Company recorded total intangible assets of $18.7 million, consisting of acquired technology which is being amortized over three years.

      In June 1999, the Company acquired MSI for a total purchase price of approximately $53.6 million paid for entirely with the issuance of the Company’s Common Stock. The acquisition was accounted for as a pooling of interests, and accordingly the financial statements have been retroactively restated to give effect to the acquisition as if it had occurred as of the earliest period presented.

      In July 1999, the Company sold Med Data for a total sales price of $5.0 million in cash. The Company reduced acquired technology originally recorded ($18.7 million) in the purchase by $4.4 million, which represented the difference between the sales price and the net tangible assets sold.

  Revenues

      Revenues are derived from sales of systems and services, which include the licensing of software, software and hardware maintenance, remote hosting, outsourcing, implementation, training and consulting, and from the sale of computer hardware. The Company’s products and services are generally sold to customers pursuant to contracts that range in duration from three to seven years.

      The Company generally licenses its software products pursuant to multiple element arrangements that include maintenance for periods that range from three to seven years. For software license fees sold to hardware. The Company’s products and services are generally sold to customers pursuant to contracts that range in duration from three to seven years.

      The Company generally licenses its software products pursuant to multiple element arrangements that include maintenance for periods that range from three to seven years. For software license fees sold to customers that are bundled with services and maintenance and require significant implementation efforts, the Company recognizes revenue using the percentage of completion method, as the services are considered essential to the functionality of the software. Revenue from other software license fees, which are bundled with long-term maintenance agreements, is recognized on a straight-line basis over the contracted maintenance period. Remote hosting and outsourcing services are marketed under long-term agreements and revenues are recognized monthly as the work is performed. Revenues related to other support services, such as training, consulting, and implementation, are recognized when the services are performed. Revenues from the sale of hardware are recognized upon shipment of the equipment to the customer.

  Costs of Revenues

      The principal costs of systems and services revenues are salaries, benefits and related overhead costs for implementation, remote hosting, outsourcing and field operations personnel. As the Company implements its growth strategy, it is expected that additional operating personnel will be required, which would lead to an increase in cost of revenues on an absolute basis. Other significant costs of systems and services revenues are the amortization of acquired technology and capitalized software development costs. Acquired technology is amortized over three to five years based upon the estimated economic life of the underlying asset, and capitalized software development costs are amortized generally over three years on a straight-line basis commencing upon general release of the related product or based on the ratio that current revenues bear to total anticipated revenues for the applicable product. Cost of revenues related to hardware sales include only the Company’s cost to acquire the hardware from the manufacturer.

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

  Research and Development

      Research and development expenses consist primarily of salaries, benefits and related overhead associated with the design, development and testing of new products by the Company. The Company capitalizes internal software development costs subsequent to attaining technological feasibility. Such costs are amortized as an element of cost of revenues. The Company expects to continue to increase research and development spending on an absolute basis.

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

  Depreciation and Amortization

      The Company depreciates the costs of its tangible capital assets on a straight-line basis over the estimated economic life of the asset, which is generally not longer than five years. Acquisition-related intangible assets, which include acquired technology, a network services asset, the value of ongoing customer relationships and goodwill, are amortized based upon the estimated economic life of the asset at the time of the acquisition, and will therefore vary among acquisitions. The Company recorded amortization expenses for acquisition-related intangible assets of $25.6 million, $20.9 million and $32.6 million in 1997, 1998 and 1999, respectively.

  Taxes

      As of December 31, 1999, the Company had operating loss carryforwards for federal income tax purposes of $92.0 million. The carryforwards expire in varying amounts through 2019 and are subject to certain restrictions. Based on evidence then available, the Company did not record any benefit for income taxes at December 31, 1998 and 1999, because management believes it is more likely then not that the Company would not realize its net deferred tax assets. Accordingly, the Company has recorded a valuation allowance against its total net deferred tax assets.

Results of Operations

  1999 Compared to 1998

      In the period to period comparison below, both the 1999 and 1998 results reflect the operations of Eclipsys retroactively restated for the pooling of interests with Transition, PCS and MSI.

      Total revenues increased by $66.8 million or 36.6% from $182.5 million in 1998 to $249.3 million in 1999. This increase was caused primarily by the inclusion in 1999 of twelve months of operations of HealthVISION versus only one month in 1998, and nine months of operations of Intelus. Also contributing to the increase was new business contracted in 1999 and incremental sales of hardware.

      Total cost of revenues increased by $37.9 million, or 35.5%, from $106.9 million, or 58.6% of total revenues in 1998 to $144.8 million, or 58.1% of total revenues, in 1999. The increase in cost was due primarily to the associated growth in revenues, offset in part by a reduction in certain expenses related to integrating the acquisitions.

      Marketing and sales expenses increased by $6.3 million, or 21.2%, from $29.7 million or 16.3% of total revenues, in 1998 to $36.0 million, or 14.4% of total revenues, in 1999. The increase was due primarily to the addition of marketing and direct sales personnel following the acquisitions and the continued hiring of additional marketing and direct sales personnel.

      Total expenditures for research and development, including both capitalized and non-capitalized portions, increased by $9.1 million, or 22.0%, from $41.4 million, or 22.7% of total revenues, in 1998 to $50.5 million, or 20.3% of total revenues, in 1999. The increase was due primarily to the inclusion in 1999 of nine months of operations of Intelus, the continued development of an enterprise-wide, web enabled, client server platform solution and $1.4 million increase in capitalized development costs written off related to duplicate products with no alternate use as a result of acquisition. The portion of research and development expenditures that were capitalized increased by $2.4 million, from $4.3 million in 1998 to $6.7 million in 1999. The increase in capitalized software development costs was primarily due to the acquisitions and the continued development of an enterprise-wide, web enabled, client server platform solution. As a result of this activity, research and development expense increased $6.7 million, or 18.1%, from $37.1 million in 1998 to $43.8 million in 1999.

      General and administrative expenses increased by $200,000 or 1.8%, from $11.1 million, or 6.1% of total revenues, in 1998 to $11.3 million or 4.5% of total revenues, in 1999. The increase was primarily due to the timing of the acquisitions and offset by savings due to overall expense reductions.

      Depreciation and amortization expense increased by $3.4 million, or 28.3%, from $12.0 million or 6.6% of total revenues, in 1998 to $15.4 million, or 6.2% of total revenues, in 1999. The increase was due primarily to the amortization of goodwill related to the HealthVISION acquisition.

      During 1999, in connection with the MSI transaction, the Company recorded a stock compensation charge of $1.0 million related to the required vesting of certain stock options that were granted to former MSI employees. Additionally, Eclipsys incurred pooling costs of $1.0 million related to the MSI transaction. In connection with the MSI transaction, the Company also wrote off $2.8 million of previously capitalized software development costs as the products were determined to be redundant based on a review of products obtained in the transaction.

      During the quarter ended June 30, 1999, the Company initiated a restructure of its operations. The restructure was completed during the quarter ended September 30, 1999 and resulted in a charge totaling $5.1 million related to the closing of duplicate facilities and the termination of certain employees.

      In July 1999, in connection with the formation of HV, the Company incurred a stock compensation charge of $982,000 related to the accelerated vesting of certain former employee’s stock options.

      As a result of the foregoing factors, net loss decreased from $35.3 million in 1998 to $9.4 million in 1999.

  1998 Compared to 1997

      In the period-to-period comparison below, both the 1998 and 1997 results reflect the operations of Eclipsys retroactively restated for the pooling of interests with Transition, PCS and MSI.

      Total revenues increased by $35.2 million, or 23.8%, from $147.3 million in 1997 to $182.5 million in 1998. This increase was caused primarily by the inclusion in 1998 of twelve full months of the operations of Alltel and SDK, as well as the inclusion of eleven months of operations of Emtek. Also contributing to the increase was new business contracted in 1998, which was the result of an increase in marketing efforts related to the regional realignment of Eclipsys’ operations completed in 1997 and the integration of acquisitions completed in 1997 and 1998.

      Total cost of revenues increased by $11.3 million, or 11.8%, from $95.6 million, or 64.9% of total revenues, in 1997 to $106.9 million, or 58.5% of total revenues, in 1998. The increase in cost was due primarily to the increase in business activity, offset in part by a reduction in certain expenses related to integrating the acquisitions.

      Marketing and sales expenses increased by $6.8 million, or 29.6%, from $22.9 million, or 15.5% of total revenues, in 1997 to $29.7 million, or 16.2% of total revenues, in 1998. The increase was due primarily to the addition of marketing and direct sales personnel following the acquisitions and the regional realignment of Eclipsys’ sales operations.

      Total expenditures for research and development, including both capitalized and non-capitalized portions, increased by $17.8 million, or 75.1%, from $23.7 million, or 16.0% of total revenues, in 1997 to $41.5 million, or 22.7% of total revenues, in 1998. These amounts exclude amortization of previously capitalized expenditures, which are recorded as cost of revenues. The increase was due primarily to the inclusion in 1998 of twelve full months of the operations of Alltel and SDK as well as eleven months of Emtek operations, as well as the continued development of an enterprise-wide, client server platform solution. The portion of research and development expenditures that were capitalized increased by $2.0 million, from $2.3 million in 1997 to $4.3 million in 1998. The increase in capitalized software development costs was due primarily to the acquisitions. As a result of this activity, research and development expense increased $15.7 million, or 73.3%, from $21.4 million in 1997 to $37.1 million in 1998.

      General and administrative expenses increased by $900,000, or 8.8%, from $10.2 million, or 6.9% of total revenues, in 1997 to $11.1 million, or 6.0% of total revenues, in 1998. The increase was due primarily to the timing of the acquisitions, partially offset by the savings generated by the rationalization of Eclipsys’ administrative, financial and legal organizations.

      Depreciation and amortization expense increased by $500,000, or 4.3%, from $11.5 million, or 7.8% of total revenues, in 1997 to $12.0 million, or 6.5% of total revenues, in 1998. The increase was due primarily to the amortization of the value of ongoing customer relationships and goodwill related to the acquisitions. Partially offsetting this increase was a reduction in goodwill amortization as a result of the re-negotiation of certain matters relating to the Alltel acquisition.

      Write-offs of acquired in-process research and development of $105.5 million were recorded in 1997, of which $92.2 million was attributable to the Alltel acquisition, $7.0 million was attributable to the SDK acquisition and $6.3 million was attributable to Transition’s acquisition of Vital. Additionally, a write-off of $2.4 million was recorded in 1998 related to Transition’s acquisition of HealthVISION.

      Eclipsys recorded a $7.2 million charge during 1998 related to the buyout of the MSA. Additionally, the Company recorded a charge of $4.8 million related to the write down of an investment in Simione and recognized $5.0 million of costs related to the merger with Transition.

      As a result of the foregoing factors, net loss decreased from $126.3 million in 1997 to $35.3 million in 1998.

Acquired In-Process Research and Development

      In connection with the Alltel, SDK and HealthVISION acquisitions, the Company wrote off in-process research and development totaling $92.2 million and $7.0 million in 1997 and $2.4 million in 1998, respectively. These amounts were expensed as non-recurring charges on the respective acquisition dates. These write-offs were necessary because the acquired technology had not yet reached technological feasibility and had no future alternative uses. The Company is using the acquired in-process research and development to create new clinical management, access management, patient financial management and data warehousing products, which will become part of the Sunrise product suite over the next several years. Certain products using the acquired in-process technology were generally released during 1998, with additional product releases expected in subsequent periods through 2001. The Company expects that the acquired in-process research and development will be successfully developed, but there can be no assurance that commercial viability of these products will be achieved.

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

      The value of the purchased in-process technology was determined by estimating the projected net cash flows related to such products, including costs to complete the development of the technology and the future revenues to be earned upon commercialization of the products. These cash flows were discounted back to their net present value. The resulting projected net cash flows from such projects were based on management’s estimates of revenues and operating profits related to such projects. These estimates were based on several assumptions, including those summarized below for each of the respective acquisitions.

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

      Revenue attributable to the in-process technology was assumed to increase over the twelve-year projection period at annual rates ranging from 234% to 5%, resulting in annual revenues of approximately $27.0 million to $640.0 million. Such projections were based on assumed penetration of the existing customer base, new customer transactions, historical retention rates and experiences of prior product releases. The projections reflect accelerated revenue growth in the first five years (1997 to 2001) as the products derived from the in-process technology are generally released. In addition, the projections were based on annual revenue to be derived from long-term contractual arrangements ranging from seven to ten years. New customer contracts for products developed from the in-process technology were assumed to peak in 2001, with rapidly declining sales volume in the years 2002 to 2003 as other new products were expected to enter the market. The projections assumed no new customer contracts after 2003. Projected revenue in years after 2003 was determined using a 5% annual growth rate, which reflected contractual increases.

      Operating profit was projected to grow over the projection period at rates ranging from 1238% to 5%, resulting in incremental annual operating profit (loss) of approximately $(5.0) million to $111.0 million. The operating profit projections during the years 1997 to 2001 assumed a growth rate slightly higher than the revenue projections. The higher growth rate is attributable to the increase in revenues discussed above, together with research and development costs expected to remain constant at approximately $15 million annually. The operating profit projections include a 5% annual growth rate for the years after 2003 consistent with the revenue projections.

      Through December 31, 1999, revenues and operating profit attributable to the acquired in-process technology have not materially differed from the projections used in determining its value. Throughout 1999, the Company has continued the development of the in-process technology that was acquired in the Alltel transaction. To date, the Company is installing modules derived from the acquired in-process technology in various field trial sites that were activated at the end of 1999. Additionally, the Company has begun to successfully market certain aspects of the technology to new and existing customers. The Company expects to continue releasing products derived from the technology through 2001. Management continues to believe the projections used reasonably estimate the future benefits attributable to the in-process technology. However, no assurance can be given that deviations from these projections will not occur.

      The projected net cash flows were discounted to their present value using the weighted average cost of capital (the “WACC”). The WACC calculation produces the average required rate of return of an investment in an operating enterprise, based on required rates of return from investments in various areas of the enterprise. The WACC used in the projections was 21%. This rate was determined by applying the capital asset pricing model. This method yielded an estimated average WACC of approximately 16.5%. A risk premium was added to reflect the business risks associated with the stage of development of the Company, as well as the technology risk associated with the in-process software, resulting in a WACC of 21%. In addition, the value of customer relationships was calculated using a discount rate of 21% and a return to net tangible assets was estimated using a rate of return of 11.25%. The value of the goodwill was calculated as the remaining intangible value not otherwise allocated to identifiable intangible assets (resulting in an implied discount rate on the goodwill of approximately 28%).

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

      The Company estimates that the costs to develop the purchased in-process technology acquired in the Alltel acquisition into commercially viable products will be approximately $75.0 million in the aggregate through 2001 ($15.0 million per year from 1997 to 2001).

  SDK

      The purchased in-process technology acquired in the SDK acquisition comprised three major enterprise-wide modules in the areas of physician billing, home health care billing and long-term care billing; a graphical user interface; a corporate master patient index; and a standard query language module.

      Revenue attributable to the in-process technology was assumed to increase in the first three years of the ten-year projection period at annual rates ranging from 497% to 83% decreasing over the remaining years at annual rates ranging from 73% to 14% as other products are released in the market place. Projected annual revenue ranged from approximately $5.0 million to $56.0 million over the term of the projections. These projections were based on assumed penetration of the existing customer base, synergies as a result of the SDK acquisition, new customer transactions and historical retention rates. Projected revenues from the in-process technology were assumed to peak in 2000 and decline from 2000 to 2007 as other new products were expected to enter the market.

      Operating profit was projected to grow over the projection period at annual rates ranging from 1497% to 94% during the first three years, decreasing during the remaining years of the projection period similar to the revenue growth projections described above. Projected annual operating profit ranged from approximately $250,000 to $8 million over the term of the projections.

      Through December 31, 1999, revenues and operating profit attributable to in-process technology have been consistent with the projections. However, no assurance can be given that deviations from these projections will not occur in the future.

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

  Transition

      In connection with the purchase transaction of HealthVISION, based on an independent appraisal, the Company recorded $40.6 million of intangible assets which consisted of $2.4 million of acquired in-process research and development. The amount allocated to acquired in-process research and development represented development projects in areas that had not reached technological feasibility and which had no alternative future use. Accordingly, the amount was charged to operations at the date of the acquisition.

Backlog

      Backlog consists of revenues the Company expects to recognize over the following twelve months under existing contracts. The revenues to be recognized may relate to a combination of one-time fees for software licensing and implementation, hardware sales and installations and professional service, or annual or monthly fees for licenses, maintenance, and outsourcing or remote hosting services. As of December 31, 1999, the Company had a backlog of approximately $240 million.

Balance Sheet

  1999 Compared to 1998

     Investments

      Investments decreased during the twelve months ended December 31, 1999 due to the Company’s reinvestment of maturities in highly liquid investments with original maturities of three months or less.

     Accounts Receivable

      Accounts receivable increased during the twelve months ended December 31, 1999 primarily due to the acquisition of Intelus and to the completion of certain implementation efforts at the former Transition customers and certain significant network projects.

     Acquired Technology

      Acquired technology decreased during the twelve months ended December 31, 1999 due to amortization partially offset by an increase due to the acquisition of Intelus.

     Intangibles

      Intangibles decreased during the twelve months ended December 31, 1999 due to amortization.

     Deferred Revenue

      Deferred revenue decreased during the twelve months ended December 31, 1999 primarily due to the completion of certain implementation efforts at the former Transition customers and certain significant network projects.

     Other Current Liabilities

      Other current liabilities decreased during the twelve months ended December 31, 1999 primarily due to the timing of payments related to accounts payable and accrued expenses acquired from the acquisitions including deal costs of Transition and the payment of employee related liabilities due to the acquisitions.

Liquidity and Capital Resources

      During the twelve months ended December 31, 1999, the Company generated $6.3 million in cashflow from operations. The Company used $18.2 million in investing activities , which was primarily the result of the acquisition of Intelus and MedData. Financing activities provided $8.2 million, due primarily to the proceeds from the exercise of stock options and the employee stock purchase plan.

      During the twelve months ended December 31, 1998, the Company generated $31.7 million in cash flow from operations. The Company used $77.6 million in investing activities, which was primarily the result of the acquisition of HealthVISION, payment related to the settlement of the Alltel purchase, purchase of investments and the investment in Simione. Financing activities provided $20.4 million, primarily due to the initial public offering partially offset by the redemption of the Mandatorily Redeemable Preferred Stock and the repayment of long-term debt.

      The Company has a revolving credit facility with available borrowings up to $50.0 million which expires in August 2001. As of December 31, 1999, there were no amounts outstanding under the revolving credit facility.

      As of December 31, 1999, the Company had $34.0 million in cash and cash equivalents.

      Management believes that its available cash and short-term investments, anticipated cash generated from its future operations and amounts available under the existing revolving credit facility will be sufficient to meet the Company’s operating requirements for at least the next twelve months.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

      Not applicable.

Item 8.  Financial Statements and Supplementary Data

Index to Consolidated Financial Statements:

      Financial Statements:

      All other schedules are omitted as they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors

and the Stockholders of Eclipsys Corporation:

      In our opinion, the consolidated financial statements listed in the accompanying index on page 32 present fairly, in all material respects, the financial position of Eclipsys Corporation and its subsidiaries at December 31, 1998 and December 31, 1999 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the accompanying index on page 32 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

Atlanta, Georgia

February 18, 2000

Eclipsys Corporation

Consolidated Balance Sheets
(in thousands, except share data)

	December 31,

	1998	1999

Assets

Current Assets:

Cash and cash equivalents	$37,983	$33,956

Investments	17,003	—

Accounts receivable, net of allowance for doubtful accounts of $3,724 and $3,692	62,324	77,254

Inventory	517	660

Other current assets	10,013	11,800

Total current assets	$127,840	$123,670

Property and equipment, net	12,620	14,522

Capitalized software development costs, net	5,248	7,944

Acquired technology, net	43,318	33,161

Intangible assets, net	25,928	16,858

Other assets	6,060	6,780

Total assets	$221,014	$202,935

Liabilities and Stockholders’ Equity

Current Liabilities:

Deferred revenue	$51,366	$49,279

Current portion of long-term debt	1,890	—

Other current liabilities	48,860	41,288

Total Current Liabilities	$102,116	$90,567

Deferred revenue	16,700	8,803

Other long-term liabilities	3,756	2,264
Commitments and contingencies
Stockholders’ equity

Preferred stock:

Series A, convertible preferred stock of PCS	1	—

Common stock:

Voting, $.01 par value, 200,000,000 shares authorized; issued and outstanding 32,177,452 and 36,303,825	321	363

Non-voting, $.01 par value, 5,000,000 shares authorized; issued and outstanding 896,431 and 0	9	—

Non-voting common stock warrant	395	—

Unearned stock compensation	(1,623)	(320)

Additional paid-in capital	241,975	254,085

Accumulated deficit	(142,680)	(152,500)

Accumulated other comprehensive income	44	(327)

Total stockholders’ equity	$98,442	$101,301

Total liabilities and stockholders’ equity	$221,014	$202,935

The accompanying notes are an integral part of these consolidated financial statements.

ECLIPSYS CORPORATION

Consolidated Statements of Operations
(in thousands, except share data)

	Year ended December 31,

	1997	1998	1999

Revenues:

Systems and services	$142,908	$168,025	$226,610

Hardware	4,420	14,433	22,717

Total Revenues	147,328	182,458	249,327

Costs and expenses:

Cost of systems and services	92,635	94,775	126,158

Cost of hardware sales	2,991	12,134	18,606

Sales and marketing	22,902	29,651	35,987

Research and development	21,369	37,139	43,751

General and administration	10,179	11,107	11,322

Depreciation and amortization	11,514	11,981	15,415

Write-down of investment	—	4,778	—

Write-off of in-process research and development	105,481	2,392	—

Write-off of MSA	—	7,193	—

Pooling costs	—	5,033	1,648

Restructuring charge	—	—	5,133

Stock compensation charge			1,987

Total costs and expenses	267,071	216,183	260,007

Loss from operations	(119,743)	(33,725)	(10,680)

Interest income, net	1,511	2,701	1,235

Loss before income taxes	(118,232)	(31,024)	(9,445)

Provision for income taxes	8,096	4,252	—

Net loss	(126,328)	(35,276)	(9,445)

Dividends and accretion on mandatorily redeemable preferred stock	(5,850)	(10,928)	—

Preferred stock conversion	(3,105)	—	—

Net loss available to common stockholders	$(135,283)	$(46,204)	$(9,445)

Loss per share:

Basic and diluted net loss per common share	$(8.60)	$(1.95)	$(.27)

Basic and diluted weighted average common shares outstanding	15,734,208	23,668,072	34,803,934

The accompanying notes are an integral part of these consolidated financial statements

Eclipsys Corporation

Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,

	1997	1998	1999

Operating activities:

Net loss	$(126,328)	$(35,276)	$(9,445)

Adjustments to reconcile net loss to net cash provided by operating activities:

Depreciation and amortization	33,426	29,932	42,134

Tax benefit of stock option exercises	1,626	1,171	—

Provision for bad debts	750	1,100	2,304

Loss on disposal of property and equipment	557	8	—

Write-off of in-process research and development	105,481	2,392	—

Write-off of MSA intangible asset	—	7,193	—

Write-down of investment	—	4,778	—

Write-off of capitalized software development costs	—	1,306	2,790

Stock compensation expense	38	150	2,285

Changes in operating assets and liabilities, net of acquisitions Accounts receivable	(8,263)	(1,712)	(9,967)

Inventory	655	349	(143)

Other current assets	(84)	3,301	(1,411)

Other assets	(71)	(1,562)	(1,521)

Deferred taxes	3,301	—	—

Deferred revenue	(860)	17,300	(11,863)

Other current liabilities	4,005	2,253	(8,732)

Other long-term liabilities	(148)	(971)	(114)

Total adjustments	140,413	66,988	15,762

Net cash provided by operating activities	14,085	31,712	6,317

Investing activities:

Purchase of investments	(750)	(33,591)	—

Maturities of investments	250	16,838	17,003

Sale of investments	—	250	—

Purchase of property and equipment, net of acquisitions	(4,314)	(5,951)	(8,477)

Capitalized software development costs	(2,303)	(4,329)	(6,747)

Acquisitions, net of cash acquired	(111,650)	(29,259)	(25,000)

Proceeds from sale of business	—	—	5,000

Payments under MSA	—	(16,000)	—

Changes in other assets	(6,094)	(5,565)	—

Net cash used by investing activities	(124,861)	(77,607)	(18,221)

Eclipsys Corporation
Consolidated Statements of Cash Flows — (Continued)
(in thousands)

	Year Ended December 31,

	1997	1998	1999

Financing activities

Borrowings	10,713	18,940	20,000

Payments on borrowings	(1,018)	(35,088)	(20,000)

Distributions — MSI	(495)	(585)	(375)

Sale of common stock	52	65,399	—

Sale of preferred stock	73,764	9,000	—

Sale of mandatorily redeemable preferred stock	30,000	—	—

Redemption of mandatorily redeemable preferred stock	—	(38,771)	—

Exercises of stock options	1,132	1,266	6,036

Employee stock purchase plan	74	287	2,587

Net cash provided by financing activities	114,222	20,448	8,248

Effect of exchange rates on cash and cash equivalents	28	16	(371)

Net increase (decrease) in cash and cash equivalents	3,474	(25,431)	(4,027)

Cash and cash equivalents — beginning of year	59,940	63,414	37,983

Cash and cash equivalents — end of year	$63,414	$37,983	$33,956

Cash paid for interest	$990	$612	$124

Cash paid for income taxes	$2,944	$4,364	$758

The accompanying notes are an integral part of these consolidated financial statements.

Eclipsys Corporation
Consolidated Statements of Cash Flows — (Continued)
(in thousands)

Eclipsys Corporation

Consolidated Statements of Changes in Stockholders’ Equity
(in thousands, except share data)

				Preferred Stock
	Voting and
	Non-voting
	Common Stock		Common	Series A		Series D		Series E
			Stock
	Shares	Amount	Warrant	Shares	Amount	Shares	Amount	Shares	Amount

Balance at December 31, 1996	$15,610,276	$156	395	1,020,000	$11

Issuance of Series D Preferred stock						4,981,289	$50

Acquisition of Alltel						2,077,497	21

Issuance of Series E Preferred stock								896,431	$9

Issuance of common stock warrants

Exchange of Series A for Series F				(1,000,000)	(10)

Stock warrant exercise — PCS	46,926	1

Acquisition of SDK	499,997	5

Acquisition of Vital	132,302	1

Employee stock purchase — Transition	3,921

Stock option exercises	356,102	4

Income tax benefit from stock options exercised

Stock grants	15,000

Dividends and accretion on mandatorily redeemable preferred stock

Distribution — MSI

Issuance of stock options

Compensation expense recognized

Comprehensive income:

Net loss

Foreign currency translation adjustment

Other comprehensive income

Comprehensive income

Balance at December 31, 1997	16,664,524	167	395	20,000	1	7,058,786	71	896,431	9

EMTEK Acquisition	1,000,000	10

Sale of common stock — Eclipsys initial public offering	4,830,000	48

Conversion of preferred stock — Eclipsys initial public offering	10,033,313	100				(7,058,786)	(71)	(896,431)	(9)

Issuance of Series G Preferred Stock

Stock warrant exercise — PCS	60,238

Stock option exercise	465,008	5

Employee stock purchase	20,800

Income tax benefit from stock options exercised

Dividends and accretion on mandatorily redeemable preferred stock

Issuance of stock options

Distribution — MSI

Compensation expense recognized

Comprehensive income:

Net loss

Foreign currency translation adjustment

Other comprehensive income

Comprehensive income

Balance at December 31, 1998	33,073,883	330	395	20,000	1	—	—	—	—

Stock option exercises	1,610,556	16

Employee stock purchase	156,755	2

Stock warrant exercise — Transition	156,320	2	(395)

Stock warrant exercise	962,513	10

Conversion of preferred stock — PCS	241,283	2		(20,000)	(1)

Conversion of convertible debt — PCS	102,515	1

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Preferred Stock

							Retained
	Series F		Series G		Additional		Earnings
					Paid-in	Unearned	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit	Income (loss)

Balance at December 31, 1996					$50,965	$(136)	$20,004

Issuance of Series D Preferred stock					62,464

Acquisition of Alltel					26,051

Issuance of Series E Preferred stock					11,241

Issuance of common stock warrants					10,501

Exchange of Series A for Series F	1,478,097	$15			(5)

Stock warrant exercise — PCS					51

Acquisition of SDK					3,243

Acquisition of Vital					3,624

Employee stock purchase — Transition					74

Stock option exercises					1,128

Income tax benefit from stock options exercised					1,626

Stock grants					97

Dividends and accretion on mandatorily redeemable preferred stock					(5,850)

Distribution — MSI							(495)

Issuance of stock options					55	(55)

Compensation expense recognized						(59)

Comprehensive income:

Net loss							(126,328)	$(126,328)

Foreign currency translation adjustment								28

Other comprehensive income								28

Comprehensive income								(126,300)

Balance at December 31, 1997	1,478,097	15	—	—	165,265	(250)	(106,819)

EMTEK Acquisition					9,050

Sale of common stock — Eclipsys initial public offering					65,351

Conversion of preferred stock — Eclipsys initial public offering	(1,478,097)	(15)	(900,000)	$(9)	4

Issuance of Series G Preferred Stock			900,000	9	8,991

Stock warrant exercise — PCS					61

Stock option exercise					1,200

Employee stock purchase					287

Income tax benefit from stock options exercised					1,171

Dividends and accretion on mandatorily redeemable preferred stock					(10,928)

Issuance of stock options					1,523	(1,523)

Distribution — MSI							(585)

Compensation expense recognized						150

Comprehensive income:

Net loss							(35,276)	(35,276)

Foreign currency translation adjustment								16

Other comprehensive income								16

Comprehensive income								(35,260)

Balance at December 31, 1998	—	—	—	—	241,975	(1,623)	(142,680)

Stock option exercises					6,020

Employee stock purchase					2,585

Stock warrant exercise — Transition					393

Stock warrant exercise					(10)

Conversion of preferred stock — PCS					(1)

Conversion of convertible debt — PCS					2,141

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Accumulated
	Other
	Comprehensive
	Income (loss)	Total

Balance at December 31, 1996		$71,395

Issuance of Series D Preferred stock		62,514

Acquisition of Alltel		26,072

Issuance of Series E Preferred stock		11,250

Issuance of common stock warrants		10,501

Exchange of Series A for Series F		—

Stock warrant exercise — PCS		52

Acquisition of SDK		3,248

Acquisition of Vital		3,625

Employee stock purchase — Transition		74

Stock option exercises		1,132

Income tax benefit from stock options exercised		1,626

Stock grants		97

Dividends and accretion on mandatorily redeemable preferred stock		(5,850)

Distribution — MSI		(495)

Issuance of stock options		—

Compensation expense recognized		(59)

Comprehensive income:		—

Net loss		(126,328)

Foreign currency translation adjustment		$28

Other comprehensive income		—

Comprehensive income		—

Balance at December 31, 1997	28	58,882

EMTEK Acquisition		9,060

Sale of common stock — Eclipsys initial public offering		65,399

Conversion of preferred stock — Eclipsys initial public offering		—

Issuance of Series G Preferred Stock		9,000

Stock warrant exercise — PCS		61

Stock option exercise		1,205

Employee stock purchase		287

Income tax benefit from stock options exercised		1,171

Dividends and accretion on mandatorily redeemable preferred stock		(10,928)

Issuance of stock options		—

Distribution — MSI		(585)

Compensation expense recognized		150

Comprehensive income:		—

Net loss		(35,276)

Foreign currency translation adjustment	16	16

Other comprehensive income		—

Comprehensive income		—

Balance at December 31, 1998	44	98,442

Stock option exercises		6,036

Employee stock purchase		2,587

Stock warrant exercise — Transition		—

Stock warrant exercise		—

Conversion of preferred stock — PCS		—

Conversion of convertible debt — PCS		2,142

				Preferred Stock
	Voting and
	Non-voting
	Common Stock		Common	Series A		Series D		Series E
			Stock
	Shares	Amount	Warrant	Shares	Amount	Shares	Amount	Shares	Amount

Compensation expense recognized

Distributions MSI

Comprehensive income:

Net loss

Foreign currency translation adjustment

Other comprehensive income

Comprehensive income

Balance at December 31, 1999	36,303,825	$363	—	—	$—	—	$—	—	$—

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Preferred Stock

							Retained
	Series F		Series G		Additional		Earnings
					Paid-in	Unearned	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit	Income (loss)

Compensation expense recognized					982	1,303

Distributions MSI							(375)

Comprehensive income:

Net loss							(9,445)	(9,445)

Foreign currency translation adjustment								(371)

Other comprehensive income								(371)

Comprehensive income								(9,816)

Balance at December 31, 1999	—	$—	—	$—	$254,085	$(320)	$(152,500)

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Accumulated
	Other
	Comprehensive
	Income (loss)	Total

Compensation expense recognized		2,285

Distributions MSI		(375)

Comprehensive income:		—

Net loss		(9,445)

Foreign currency translation adjustment	(371)	(371)

Other comprehensive income		—

Comprehensive income		—

Balance at December 31, 1999	$(327)	$101,301

The accompanying notes are an integral part of these consolidated financial statements.

ECLIPSYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Years Ended December 31, 1999

1.   Organization and Description of Business

      Eclipsys Corporation (“Eclipsys”) and its subsidiaries (collectively, the “Company”) is a healthcare information technology solutions provider which was formed in December 1995 and commenced operations in January 1996. The Company provides, on an integrated basis, enterprise-wide, clinical management, access management, patient financial management, health information management, strategic decision support, resource planning management and enterprise application integration solutions to healthcare organizations. Additionally, Eclipsys provides other information technology solutions including outsourcing, remote hosting, networking technologies and other related services.

2.   Summary of Significant Accounting Policies

Principles of Consolidation

      The financial statements include the accounts of Eclipsys and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

Financial Statement Presentation

      The Company has completed mergers with Transition Systems, Inc. (“Transition”) effective December 31, 1998, PowerCenter Systems, Inc. (“PCS”) effective February 17, 1999 and MSI Solutions, Inc. and MSI Integrated Services, Inc. (collectively “MSI”) effective June 17, 1999. Each of these mergers were accounted for as a pooling of interests and, accordingly, the consolidated financial statements have been retroactively restated as if the mergers had occurred as of the beginning of the earliest period presented. Transition had a September 30 fiscal year end. In connection with the retroactive restatement, the financial statements of Transition were recast to a calendar year end to conform to Eclipsys’ presentation.

      A reconciliation between revenue and net loss as previously reported by the Company in the 1998 Annual report on Form 10-K and as restated for the PCS and MSI pooling of interests is as follows:

	1997	1998

Revenue:

As previously reported	$141,071	$170,689

PCS	659	1,437

MSI	5,598	10,332

As restated	$147,328	$182,458

Net loss:

As previously reported	$(125,040)	$(34,678)

PCS	(2,083)	(2,472)

MSI	795	1,874

As restated	$(126,328)	$(35,276)

Use of Estimates

      The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosures of contingent assets and liabilities. The estimates and assumptions used in the accompanying consolidated financial statements are based upon management’s evaluation of the relevant facts and circumstances as of the date of the financial statements. Actual results could differ from those estimates.

ECLIPSYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Three Years Ended December 31, 1999

2. Summary of Significant Accounting Policies — (Continued)

Cash and Cash Equivalents

      For purposes of the consolidated statement of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash equivalents are stated at cost plus accrued interest, which approximates market value.

Investments

      In accordance with FAS 115, “Accounting for Certain Investments in Debt and Equity Securities”, the Company has classified all investments as held to maturity. The securities totaled $17.0 million as of December 31, 1998 and consisted of federal agency obligations. The estimated fair value of each investment approximates the amortized cost plus accrued interest. Unrealized gains at December 31, 1998 were $18,000. As of December 31, 1999, the Company held no investments.

Revenue Recognition

      The Company’s products are sold to customers based primarily on contractual arrangements that include implementation services that often extend for periods in excess of one year. Revenues are derived from licensing of computer software, software and hardware maintenance, remote hosting and outsourcing, training, implementation assistance, consulting, and the sale of computer hardware. For arrangements in which the Company does not use percentage of completion accounting the Company recognizes revenue in accordance with the American Institute of Certified Public Accountants Statement of Position 97-2 “Software Revenue Recognition” (“SOP 97-2”) which requires, among other matters, that there be a signed contract evidencing an arrangement exists, delivery of the software has occurred, the fee is fixed and determinable and collectibility of the fee is probable.

Systems and Services Revenue

Multiple Element Arrangements

      The Company generally licenses its software products pursuant to multiple element arrangements that include maintenance for periods that range from 3 to 7 years. For software license fees sold to customers that are bundled with services and maintenance and require significant implementation efforts, the Company recognizes revenue using the percentage of completion method, as the services are considered essential to the functionality of the software.

      For the Eclipsys product line (“EPL”) transactions entered into with customers that require significant implementation efforts, the Company recognizes the bundled license and services fee from the arrangement using the percentage of completion method over the implementation period based on input measures (based substantially on implementation hours incurred).

      For the Transition Systems, Inc. product line (“TPL”), the Company recognizes revenue for transactions entered into prior to January 1, 1998 under the percentage of completion method based principally upon progress and performance as measured by achievement of contract milestones. Effective January 1, 1998, the Company adopted SOP 97-2 with respect to TPL transactions. In connection with the adoption, the Company accounted for TPL transactions entered into on or after January 1, 1998 under the same percentage of completion method used for the EPL as the Company’s management intended to manage implementation efforts of the TPL on the basis of inputs rather than the output method used by pre-merger Transition management. The Company recognizes the TPL bundled license and service fee revenue ratably over the implementation period, which corresponds with the timing of the related implementation efforts.

ECLIPSYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Three Years Ended December 31, 1999

2. Summary of Significant Accounting Policies — (Continued)

      Revenue from other software license fees, which are bundled with long-term maintenance agreements (3 to 7 years), is recognized on a straight-line basis over the contracted maintenance period. Other software license fee arrangements relate to certain “add-on” module EPL products sold to customers in the EPL installed base. Because the Company does not sell the “add-on” modules or the associated extended term maintenance elements separately, the entire arrangement fee is recognized as revenue over the contracted maintenance period in accordance with paragraph 12 of SOP 97-2.

Services

      Remote processing and outsourcing services are marketed under long-term arrangements generally over periods from 5 to 7 years. Revenues from these arrangements are recognized as the services are performed.

      Software maintenance fees are marketed under annual and multi year agreements and are recognized as revenue ratably over the contracted maintenance term. The Company’s software maintenance arrangements include when and if available upgrades and do not contain specific upgrade rights.

      Implementation revenues and other services, including training and consulting are recognized as services are performed for time and material arrangements and using the percentage of completion method based on labor input measures for fixed fee arrangements. The Company sells these services separately and accordingly has sufficient vendor specific objective evidence of the element to recognize revenue.

Hardware Sales and Maintenance Revenue

      Hardware sales are generally recognized upon shipment of the equipment to the customer. Hardware maintenance revenues are billed and recognized monthly over the contracted maintenance term.

Unbilled Accounts Receivable

      The timing of revenue recognition and contractual billing terms under certain multiple element arrangements may not precisely coincide resulting in the recording of unbilled accounts receivable or deferred revenue. Customer payments are due under these arrangements in varying amounts upon the achievement of certain contractual milestones throughout the implementation period. Implementation periods generally range from 12 to 24 months. The current portion of unbilled accounts receivable of $8.1 million and $15.3 million as of December 31, 1998 and 1999, respectively, is included in accounts receivable in the accompanying financial statements.

      In addition, the Company maintains certain long-term contracts used to finance a portion of certain customer hardware and software fees owed. Alltel Healthcare Information Services, Inc. (“Alltel”) prior to the Company’s January 1997 acquisition of that business (see Note 7) entered into such contracts. These arrangements generally provide for payment terms that range from three to five years and carry interest rates that range from 7% to 10%. Such amounts are recorded as non-current unbilled account receivables until the customers are billed which is generally on a monthly basis. The non-current portion of amounts due related to these arrangements was $1.5 million and $1.4 million as of December 31, 1998 and 1999, respectively, and is included in other assets in the accompanying financial statements. The current portion of amounts due related to these arrangements was $2.6 million and $1.6 million as of December 31, 1998 and 1999, respectively, and is included in accounts receivable in the accompanying financial statements. The Company does not have any obligation to refund any portion of the software or hardware fees and its contracts are generally non-cancelable.

ECLIPSYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Three Years Ended December 31, 1999

2. Summary of Significant Accounting Policies — (Continued)

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

Capitalized Software Development Costs

      The Company capitalizes a portion of its internal computer software development costs incurred subsequent to establishing technological feasibility, including salaries, benefits, and other directly related costs incurred in connection with programming and testing software products. Capitalization ceases when the products are generally released for sale to customers. Management monitors the net realizable value of all capitalized software development costs to ensure that the investment will be recovered through margins from future sales. Capitalized software development costs were approximately $2.3 million, $4.3 million and $6.7 million for the years ended December 31, 1997, 1998 and 1999, respectively. These costs are amortized over the greater of the ratio that current revenues bear to total and anticipated future revenues for the applicable product or the straight-line method over three to five years. Amortization of capitalized software development costs, which is included in cost of systems and services revenues, were approximately $700,000, $777,000 and $1.2 million for the years ended December 31, 1997, 1998 and 1999, respectively. Accumulated amortization of capitalized software development costs were $5.8 million and $6.7 million as of December 31, 1998 and 1999, respectively.

      In December 1998, based on a review of products acquired in conjunction with the Transition merger and other related activities, the Company recorded a write-off of approximately $1.3 million of capitalized software development costs related to duplicate products that did not have any alternative future use.

      In June 1999, based on a review of products acquired in conjunction with the MSI merger and other related activities, the Company recorded a write-off of approximately $2.8 million of capitalized software development costs related to duplicate products that did not have any alternative future use.

ECLIPSYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Three Years Ended December 31, 1999

2. Summary of Significant Accounting Policies — (Continued)

Acquired Technology and Intangible Assets

      The intangible assets from the Company’s acquisitions (Notes 6 and 7) consisted of the following as of December 31, 1998 and 1999 (in thousands):

	December 31,				Useful Life

	1998		1999

	Gross	Net	Gross	Net

Acquired technology	$79,118	$43,318	$92,536	$33,161	3 - 5 Years

Ongoing customer relationships	10,846	6,690	10,690	4,366	5 Years

Management and services agreement	9,543	—	—	—	4 Years

Network services	5,764	4,324	5,764	2,404	3 Years

Goodwill	17,537	14,779	17,793	10,081	5 - 12 Years

Other	863	135	162	7	3 - 5 Years

	$123,671	$69,246	$126,945	$50,019

      The carrying values of intangible assets are reviewed if the facts and circumstances suggest that it may be impaired. This review indicates whether assets will be recoverable based on future expected cash flows. Based on its review, the Company does not believe that an impairment of its excess of cost over fair value of net assets acquired has occurred.

Fair Value of Financial Instruments

      The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, and other current liabilities, approximate fair value.

Income Taxes

      The Company accounts for income taxes utilizing the liability method, and deferred income taxes are determined based on the estimated future tax effects of differences between the financial reporting and income tax basis of assets and liabilities and tax carryforwards given the provisions of the enacted tax laws.

      Prior to the pooling of interests merger with the Company, MSI had elected “S” corporation status for income tax purposes. As a result of the merger, MSI terminated its “S” corporation election. The pro forma provision for income taxes, taken together with reported income tax expense presents the combined pro forma tax expense of MSI as if it had been a “C” corporation during the periods presented. The pro forma net loss of the Company considering this impact is as follows:

	1997	1998	1999

Net loss	$(126,328)	$(35,276)	$(9,445)

Pro forma tax adjustments	(270)	(637)	—

Pro forma net loss	$(126,598)	$(35,913)	$(9,445)

Stock-Based Compensation

      The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations and to elect the disclosure option of Statement of Financial Accounting Standards (“FAS”) No. 123, “Accounting for Stock-Based Compensation”. Accordingly,

ECLIPSYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Three Years Ended December 31, 1999

2. Summary of Significant Accounting Policies — (Continued)

compensation cost for stock options is measured as the excess, if any, of the estimated market price of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock.

Basic and Diluted Net Loss Per Share

      For all periods presented, basic and diluted net loss per common share is presented in accordance with FAS 128, “Earnings per Share”, which provides for the accounting principles used in the calculation of earnings per share and was effective for financial statements for both interim and annual periods ending after December 15, 1997. Basic net loss per common share is based on the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share reflects the potential dilution from assumed conversion of all dilutive securities such as stock options and warrants. Stock options to acquire 3,835,565, 4,344,958 and 5,494,673 shares of common stock at December 31, 1997, 1998 and 1999, respectively, and warrants to acquire up to 1,179,483, 1,119,245 and 40,829 shares of common stock at December 31, 1997, 1998 and 1999 respectively, were the only securities issued which would be included in the diluted earnings per share calculation if dilutive.

      In 1997, 1998 and 1999, the inclusion of stock options and warrants would have been antidilutive due to the net loss reported by the Company. The Company has excluded 370,609 contingently returnable shares of common stock from basic and diluted earnings per share computations for the years ended December 31 1997 and 1998, respectively (Note 4).

Concentration of Credit Risk

      The Company’s customers operate primarily in the healthcare industry. The Company sells its products and services under contracts with varying terms. The accounts receivable amounts are unsecured. Management believes the allowance for doubtful accounts is sufficient to cover credit losses. The Company does not believe that the loss of any one customer would have a material effect on the financial position of the Company.

Foreign Currency Translation

      The financial position and results of operations of foreign subsidiaries are measured using the currency of the respective countries as the functional currency. Assets and liabilities are translated at the foreign exchange rate in effect at the balance sheet date, while revenue and expenses for the year are translated at the average exchange rate in effect during the year. Translation gains and losses are not included in determining net income or loss but are accumulated and reported as a separate component of stockholders’ equity. The Company has not entered into any hedging contracts during the three-year period ended December 31, 1999.

Comprehensive Income

      Effective January 1, 1998, the Company implemented Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income”. This standard requires that the total changes in equity resulting from revenue, expenses, and gains and losses, including those that do not affect the accumulated deficit, be reported. Accordingly, those amounts that are comprised solely of foreign currency translation adjustments are included in other comprehensive income in the consolidated statement of stockholders’ equity.

New Accounting Pronouncements

      In June 1997, the Financial Accounting Standards Board issued FAS 131, “Disclosure about Segments of an Enterprise and Related Information”. In October 1997, the American Institute of Certified Public

ECLIPSYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Three Years Ended December 31, 1999

2. Summary of Significant Accounting Policies — (Continued)

Accountants issued Statement of Position 97-2 (“SOP 97-2”), “Software Revenue Recognition”. Effective January 1, 1998, the Company adopted FAS 131 and SOP 97-2. The adoption of FAS 131 has not had a material impact on the Company’s financial statement disclosures. In connection with the adoption of SOP 97-2, the Company deferred approximately $9.1 million of revenue under certain Transition contracts that were entered into after December 31, 1997.

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”. This statement establishes accounting and reporting standards for derivative instruments embedded in other contracts and for hedging activities. This statement is effective for financial statements for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company intends to adopt this statement when required; however, it is not expected to have a material impact on our financial position or results of operations.

3.   Property and Equipment

      Property and equipment as of December 31, 1998 and 1999 is summarized as follows (in thousands):

	December 31,

	1998	1999

Computer equipment	$15,039	$17,329

Office equipment and other	4,310	4,631

Purchased software	5,112	6,631

Leasehold improvements	3,349	4,405

	27,810	32,996

Less: Accumulated depreciation and amortization	(15,190)	(18,474)

	$12,620	$14,522

      Depreciation and amortization expense of property and equipment totaled approximately $7.1 million, $7.6 million and $7.2 million in 1997, 1998 and 1999, respectively.

4.   Licensing Arrangement

      In May 1996, the Company entered into an exclusive licensing arrangement with Partners HealthCare System, Inc. (“Partners”) to further develop, commercialize, distribute and support certain intellectual property which was being developed at Partners. As consideration for the license, the Company issued 988,290 shares of Common Stock of the Company and agreed to pay royalties to Partners on sales of the developed product until the Company completed an initial public offering of common stock with a per share offering price of $10.00 or higher. There was no revenue recognized by the Company or royalties paid to Partners under the arrangement in 1997 or 1998. In August of 1998, the Company completed an initial public offering (Note 5) whereby the royalty provision of the agreement terminated. Under the terms of the license, the Company may further develop, market, distribute and support the original technology and license it, as well as market related services, to other healthcare providers and hospitals throughout the world (other than in the Boston, Massachusetts metropolitan area). The Company is obligated to offer to Partners and certain of their affiliates an internal use license, granted on most favored customer terms, to any new software applications developed by the Company, whether or not derived from the licensed technology, and major architectural changes to the licensed software. After May 3, 1998, Partners and certain of their affiliates are entitled to receive internal use licenses for any changes to any modules or applications included in the licensed technology, as defined. The Company has an exclusive right of first offer to commercialize new information technologies developed in connection with Partners. If the Company fails to pay the required royalties,

ECLIPSYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Three Years Ended December 31, 1999

4.   Licensing Arrangement — (Continued)

breaches any material term under the licensing arrangement or if the current Chairman of the Board and Chief Executive Officer of the Company voluntarily terminates his employment with the Company prior to May 1999, the license may become non-exclusive, at the option of Partners. If Partners elects to convert the license to non-exclusive, it must return 370,609 shares of Common Stock to the Company. This provision expired May 1999, whereby Partners did not convert the license to non-exclusive.

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

      As part of the agreement, the Company has provided development services to Partners related to commercializing the intellectual property; fees for these development services totaled $2.5 million, $1.2 million and $976,000 for the years ended December 31, 1997, 1998 and 1999 respectively, and are included as a reduction in research and development expenses in the accompanying consolidated statements of operations.

5.   Stockholders’ Equity and Mandatorily Redeemable Preferred Stock

Stock Split

      In May 1997, the Company declared a three-for-two split for all Voting Common Stock and Non-Voting Common Stock issued and outstanding. In addition, the shareholders approved an increase in the number of authorized shares of Voting Common Stock from 30,000,000 to 50,000,000. In June 1998, the Company effected a two-for-three reverse stock split of all Voting Common Stock and Non-Voting Common Stock outstanding. The accompanying consolidated financial statements give retroactive effect to the May 1997 and June 1998 stock splits as if they had occurred at the beginning of the earliest period presented. Effective upon the closing of the IPO, the authorized common stock and non-voting common stock was increased to 200,000,000.

Mandatorily Redeemable Preferred Stock

      In connection with its acquisition of Alltel (Note 7), the Company sold 30,000 shares of Series B 8.5% Cumulative Redeemable Preferred Stock (“Series B”) and warrants to purchase up to 1,799,715 shares of Non-Voting Common Stock at $.01 per share for total consideration of $30.0 million. The number of warrants to be issued was subject to adjustment in the event the Company redeemed all or a portion of the Series B prior to its mandatory redemption date. The Series B was non-voting and was entitled to a liquidation preference of $1,000 per share plus any unpaid dividends. Dividends are cumulative and accrue at an annual rate of 8.5%.

      The Series B was redeemable by the Company at its redemption price at any time on or before the mandatory redemption date of December 31, 2001. The redemption price, as defined, equaled the liquidation preference amount plus all accrued and unpaid dividends. With respect to liquidation preferences, the Series B ranked equal to the Series C 8.5% Cumulative Redeemable Preferred Stock (“Series C”) and senior to all other equity instruments.

      In January 1997, 20,000 shares of the Series C were issued to Alltel Information Services, Inc. (“AIS”) as part of the consideration paid for Alltel (Note 7). The Series C contained substantially the same terms,

ECLIPSYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Three Years Ended December 31, 1999

5.   Stockholders’ Equity and Mandatorily Redeemable Preferred Stock — (Continued)

including voting rights, ability to redeem and liquidation preferences as the Series B. The Series B has preferential rights in the event of a change of ownership percentages of certain of the Company’s stockholders; the Series C did not have these preferential rights. The Series C redemption price was determined the same as Series B and had to be redeemed on or before December 31, 2001.

      The Company has accounted for the Series B and C as mandatorily redeemable preferred stock. Accordingly, the Company accrued dividends and amortized any discount over the redemption period with a charge to additional paid-in capital (“APIC”). The Company recorded a discount on the Series B at the time of its issuance for the estimated fair value of the warrants ($10.5 million). The Company valued the maximum amount of warrants that would be issued up to the mandatory redemption date of the Series B as of the acquisition date, January 23, 1997 and the mandatory redemption date, December 31, 2001. The Company recorded the Series C on the date of acquisition of Alltel at $10.3 million (after adjustment for the 4,500 shares returned by AIS (Note 7)), which included a discount from its face amount of $5.2 million.

      Dividends and accretion on the Series B was $4.1 million and $10.7 million for the years ended December 31, 1997 and 1998, respectively. During the years ended December 31, 1997 and 1998, dividends and accretion on the Series C was $1.8 million and $200,000, respectively. The Series B and C were redeemed in August 1998 for $38.8 million with proceeds from the Company’s initial public offering. In connection with this early redemption, the Company recorded a one-time charge to APIC of $10.9 million, which represented the difference between the carrying value of the Series B and C and the redemption value. This amount is included in dividends and accretion in the accompanying financial statements.

      During 1999, 962,513 shares of Common Stock were issued related to the warrants issued in conjunction with Series B and Series C.

Series A Convertible Preferred Stock

      In May 1996, concurrent with entering into the Partners’ licensing arrangement, the Company sold 1,000,000 shares of Series A Convertible Preferred Stock (“Series A”) for $6.0 million to outside investors. The Series A was convertible on a one-to-one basis to shares of Common Stock of the Company at the discretion of the outside investors. The Series A had voting rights equivalent to Common Stock on an as converted basis and a liquidation preference of $6 per share. The Company did not declare or pay dividends on Series A. In January 1997, the Company issued 1,478,097 shares of Series F Convertible Preferred Stock (“Series F”) in exchange for the cancellation of Series A. The Company accounted for the transaction analogously to an extinguishment of debt with a related party and, accordingly, recorded a charge of $3.1 million to additional paid-in capital at the date of this transaction. In addition, the charge is recorded as an increase to net loss available to common stockholders in the accompanying statement of operations.

      In March 1996, PCS sold 20,000 shares of its Series A Convertible Preferred Stock (“PCS Series A”) for $2.0 million to outside investors. At the time of the merger the PCS Series A were converted into 241,183 shares of Common Stock of the Company.

Series D Convertible Preferred Stock

      In January 1997, the Company sold 4,981,289 shares of the Series D Convertible Preferred Stock (“Series D”) for $62.5 million to private investors and issued 2,077,497 shares to AIS in connection with the acquisition of Alltel. Each share of Series D was convertible into one share of Common Stock. The Series D contained voting rights as if it were converted into Common Stock and had a liquidation preference of $12.55 per share plus any declared but unpaid dividends. The Series D was equivalent to Series E Convertible Preferred Stock (“Series E”) with respect to liquidation preference and rank.

ECLIPSYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Three Years Ended December 31, 1999

5.   Stockholders’ Equity and Mandatorily Redeemable Preferred Stock — (Continued)

      Both the Series D and E ranked junior to the Series B and C and senior to Series F. The Company did not declare or pay any dividends on the Series D.

      Concurrent with the Company’s initial public offering, the Series D were converted into 7,058,786 shares of Common Stock.

Series E Convertible Preferred Stock

      In January 1997, the Company sold 896,431 shares of Series E for $11.3 million. The Series E was non-voting and was identical to the Series D with respect to liquidation preference and rank. Each share of Series E was convertible into one share of Non-Voting Common Stock. The Company did not declare or pay any dividends on the Series E.

      Concurrent with the Company’s initial public offering, the Series E were converted into 896,431 shares of Non-Voting Common Stock. Each share of Non-Voting Common Stock is convertible into one share of voting Common Stock. During 1999, all shares of Non-Voting Common Stock were converted into voting Common Stock.

Series F Convertible Preferred Stock

      As described above, in January 1997, 1,478,097 shares of Series F were issued in exchange for the cancellation of the outstanding shares of Series A. The Series F contained a liquidation preference of $6 per share. The Series F ranked junior to the Company’s other classes of preferred stock with respect to liquidation preferences. Each share of Series F was convertible into one share of Common Stock. The Company did not declare or pay any dividends on the Series F.

      Concurrent with the Company’s initial public offering, the Series F were converted into 1,478,097 shares of Common Stock.

Series G Convertible Preferred Stock

      In February 1998, the Company sold 900,000 shares of Series G Convertible Preferred Stock (“Series G”) to outside investors for total consideration of $9.0 million. The proceeds were utilized to repay the outstanding Term Loan balance. Each share of the Series G was convertible on a two-for-three basis to shares of Common Stock. The conversion rate was subject to adjustment in certain circumstances. The Series G had a liquidation preference of $10 per share. In the event of an involuntary liquidation of the Company, the Series G would have participated on a pro rata basis with the Series D and E.

      Concurrent with the Company’s initial public offering, the Series G was converted into 599,999 shares of Common Stock.

Voting and Non-Voting Common Stock

      Holders of Common Stock are entitled to one vote per share. Holders of Non-Voting Common Stock do not have voting rights other than as provided by statute.

Undesignated Preferred Stock

      The Company has available for issuance, 5.0 million shares of undesignated preferred stock (the “Undesignated Preferred”). The liquidation, voting, conversion and other related provisions of the Undesignated Preferred will be determined by the Board of Directors at the time of issuance. Currently, there are no outstanding shares.

ECLIPSYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Three Years Ended December 31, 1999

5.   Stockholders’ Equity and Mandatorily Redeemable Preferred Stock — (Continued)

Initial Public Offering

      Effective August 6, 1998, the Company completed an initial public offering (“IPO”). Net proceeds from the offering were $65.4 million, including proceeds from the exercise of the underwriters’ over allotment option. The Company used the net proceeds from the offering to redeem the outstanding shares of the Company’s Mandatorily Redeemable Preferred Stock, repay the principal balance and accrued interest on acquisition related debt and to repay amounts outstanding under the Company’s revolving credit facility. In connection with the redemption of the Mandatorily Redeemable Preferred Stock, the Company recorded an increase to net loss available to common shareholders of $10.9 million reflecting the difference between the carrying value and redemption value of the stock.

      Concurrent with the initial public offering, all Series of Convertible Preferred Stock were automatically converted into Common Stock or Non-Voting Common Stock and all Mandatorily Redeemable Preferred Stock was redeemed.

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

      Significant transactions of Transition during the three years ended December 31, 1998, after giving effect to the 0.525 conversion ratio were as follows:

     1996 Recapitalization

In January 1996, prior to its contemplation of an initial public offering, Transition effected a leveraged recapitalization transaction (the “ Recapitalization”), in which Transition repurchased 15,011,012 shares of Common Stock then issued and outstanding from New England Medical Center, Inc. (“NEMC”) and other stockholders of Transition for an aggregate amount of approximately $111.4 million. Additionally, Transition incurred approximately $4.8 million in costs related to the Recapitalization (approximately $3.4 million is included in the statement of operations). Up until the Recapitalization, Transition was a majority-owned subsidiary of NEMC. In addition, Warburg, Pincus Ventures, L.P. (“WP Ventures”) purchased from certain executive officers of Transition shares of Common Stock, including shares of Common Stock acquired by such executive officers pursuant to their exercise of stock options, for an aggregate of $9.0 million. WP Ventures then contributed such shares of Common Stock to Transition. The principal purpose of the Recapitaliztion was to provide liquidity to Transition’s existing stockholders while permitting them to retain an ownership interest in Transition. Transition accounted for this transaction as a leveraged recapitalization. To finance the repurchase of these shares, Transition issued to certain institutional investors shares of Series A non-voting preferred stock for an aggregate of $20.0 million, shares of Series B convertible preferred stock (convertible into 4,529,338 shares of Common Stock) for an aggregate of $33.6 million and shares of Series C non-voting convertible preferred stock(convertible into 187,038 shares of Common Stock) for an aggregate of $1.4 million. In addition, Transition entered into a secured term loan in the amount of $35.0 million and received an advance of $5.0 million under a secured revolving credit facility in the maximum principal amount of $15.0 million,

ECLIPSYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Three Years Ended December 31, 1999

6.   Transition Merger — (Continued)

and issued Senior Subordinated Notes, due 2003, in the aggregate principal amount of $10.0 million (the “Senior Subordinated Notes”).

The holder of the Senior Subordinated Notes also received a warrant to acquire an aggregate of 156,412 shares of non-voting common stock at an initial exercise price of $7.43 per share, subject to adjustment in certain circumstances. Transition recorded a discount on the Senior Subordinated Notes for the estimated fair value of the warrants ($395,000). In addition, in the first quarter of 1996, Transition incurred a non-cash compensation charge of approximately $3.0 million. This compensation charge arose from the purchase by Transition (both directly and indirectly, through WP Ventures) from certain of its executive officers shares of Common Stock that had been acquired by such officers immediately prior to the Recapitalization through the exercise of employee stock options. The amount of the compensation charge was equal to the difference between the approximately $766,000 exercise price paid by such officers upon such exercise and the proceeds received by the officers from the purchase by Transition of such shares.

During 1999, 156,320 shares of Common Stock were issued related to the warrants issued in conjunction with the Senior Subordinated Notes.

     Transition Initial Public Offering

On April 18, 1996, Transition completed an initial public offering of 3,622,500 shares of its common stock that generated net proceeds of $114.4 million. A substantial part of the proceeds were used to redeem $20.6 million of Series A preferred stock and accrued dividends (included as part of the recapitalization on the statement of changes in stockholders’ equity), to repay the $34.7 million outstanding principal amount and accrued interest under a secured term loan facility, to repay the $10.3 million outstanding principal amount and accrued interest related to the senior subordinated notes and to repay the $5.1 million outstanding principal amount and accrued interest under a revolving credit facility.

     Acquisitions

On July 22, 1996, Transition acquired substantially all of the outstanding stock and a note held by a selling principal of Enterprising HealthCare, Inc. (“EHI”), based in Tucson, Arizona, for a total purchase price of approximately $1.8 million in cash. EHI provides system integration products and services for the health care market. The acquisition was accounted for under the purchase method of accounting and accordingly the results of operations of EHI are included from the date of the acquisition. Acquired technology costs of $1.6 million are being amortized on a straight-line basis over 7 years.

On September 19, 1997, Transition acquired all outstanding shares of Vital Software Inc. (“Vital”), a privately held developer of products that automate the clinical processes unique to medical oncology. The purchase price was approximately $6.3 million, which was comprised of $2.7 million in cash and 132,302 shares of the Company’s common stock with a value of $3.6 million. The acquisition was accounted for under the purchase method of accounting and accordingly the results of operations of Vital are included from the date of the acquisition. The amount allocated to acquired in-process research and development ($2.4 million) was based on the results of an independent appraisal. Acquired in-process research and development represented development projects in areas that had not reached technological feasibility and which had no alternative future use. Accordingly, the amount was written off at the date of the acquisition.

On December 3, 1998, Transition acquired substantially all of the outstanding stock of HealthVISION , a provider of electronic medical record software. The purchase price was approximately $41.1 million, which was comprised of approximately $31.6 million in cash (of which $6.0 million was paid in 1997)

ECLIPSYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Three Years Ended December 31, 1999

6. Transition Merger — (Continued)

and the assumption of approximately $9.5 million in liabilities, plus an earn-out of up to $10.8 million if specified financial milestones were met. The earnout period expired in 1999 with no amounts earned under the provisions of the agreement. The acquisition was accounted for under the purchase method of accounting and accordingly the results of operations of HealthVISION are included from the date of the acquisition. In connection with the transaction, based on an independent appraisal, the Company recorded $40.6 million of intangible assets which consisted of $2.4  million of acquired in-process research and development, $27.3 million of acquired technology and $10.9 million of goodwill. The amount allocated to acquired in-process research and development ($2.4 million) represented development projects in areas that had not reached technological feasibility and which had no alternative future use. Accordingly, the amount was charged to operations at the date of the acquisition. The amount allocated to acquired technology and goodwill are being amortized on a straight-line basis over three years.

Unaudited pro forma results of operations have not been presented for EHI and Vital, as the effects of these acquisitions on the financial statements are not material. For unaudited pro forma results of operations for the years ended December 31, 1997 and 1998, as if the HV acquisition had occurred on January 1, 1997 (Note 7).

7.   Acquisitions

      Effective January 24, 1997, Eclipsys completed the acquisition of Alltel. As consideration for this transaction, Eclipsys paid AIS $104.8 million cash, issued 15,500 (after consideration of the return of 4,500 shares by AIS in October 1997) shares of Series C valued at approximately $10.3 million and 2,077,497 shares of Series D valued at approximately $26.1 million. Concurrent with the acquisition, the Company and Alltel entered into the Management and Services Agreement (“MSA”) whereby Alltel agreed to provide certain services to the Company and its customers together with certain non-compete provisions. In exchange, the Company agreed to pay Alltel $11.0 million in varying installments through December 2000. The obligation and equivalent corresponding asset were recorded at its net present value of $9.5 million at the date of signing. To finance the transaction, the Company sold, for $30.0 million, 30,000 shares of Series B and warrants to purchase up to 1,799,715 shares of Non-Voting Common Stock to private investors. Additionally, the Company sold 4,981,289 shares of Series D and 896,431 shares of Series E for total proceeds of $73.8 million.

      The transaction was accounted for as a purchase and accordingly, the purchase price was allocated based on the fair value of the net assets acquired.

      The purchase price is composed of and allocated as follows (in thousands):

Cash, net of cash acquired	$104,814

Issuance of Series D	26,072

Issuance of Series C	10,258

Transaction costs	2,008

Liabilities assumed	58,397

201,549

Current assets	31,803

Property and equipment	12,242

Other assets	3,148

ECLIPSYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Three Years Ended December 31, 1999

7.   Acquisitions — (Continued)

Identifiable intangible assets:

In-process research and development	92,201

Acquired technology	42,312

Ongoing customer relationships	10,846

192,552

Goodwill	$8,997

      The acquisition agreement contains certain provisions whereby the purchase price could be adjusted within twelve months from the acquisition date based on certain criteria defined in the agreement. Based on these provisions, in October 1997, AIS returned 4,500 shares of Series C to Eclipsys. In December 1997, the Company presented its final analysis to AIS of items for which, under the agreement, the Company believed it was entitled to consideration. In the first quarter of 1998, the Company and AIS renegotiated, in two separate transactions, certain matters relating to the acquisition of Alltel. In one transaction, AIS returned to the Company, for cancellation, 11,000 shares of Series C in exchange for resolving certain open issues in connection with the Alltel acquisition, and the Company agreed, at AIS’ option, to redeem the remaining 4,500 shares of Series C held by AIS for an aggregate price of $4.5 million at the time of the IPO and for a period of 30 days thereafter. These shares were redeemed with the proceeds from the Company’s IPO (Note 5). In the second transaction, the Company paid AIS an aggregate of $14.0 million in exchange for terminating all of the rights and obligations of both parties under the MSA. The Company recorded a charge of approximately $7.2 million related to the write-off of the MSA intangible asset. In addition, the Company recorded a reduction to goodwill of approximately $7.8 million related to the final settlement of certain issues related to the Alltel acquisition resulting in the return of the 11,000 shares of Series C. Additionally, the Company recorded a Network Service intangible asset related to the Company’s ability to provide services in this area as a result of the settlement. This asset is being amortized over three years. After accounting for these adjustments, the Company’s total consideration paid for this acquisition was $201.5 million, including liabilities assumed, net of cash acquired.

      In connection with the recording of the acquisition of Alltel, the Company reduced the predecessor’s reported deferred revenue by $7.3 million to the amount that reflects the estimated fair value of the contractual obligations assumed. This adjustment results from the Company’s requirement, in accordance with generally accepted accounting principles; to record the fair value of the obligation assumed with respect to arrangements for which the predecessor company previously collected the related revenue. The Company’s liability at acquisition includes its estimated costs in fulfilling those contract obligations.

      Effective June 26, 1997, the Company acquired all of the common stock of SDK Computer Services Corporation (“SDK”) in exchange for 499,997 shares of Common Stock valued at approximately $3.2 million, $2.2 million in cash and acquisition debt due to SDK shareholders totaling $7.6 million. The transaction was accounted for as a purchase and, accordingly, the purchase price was allocated based on the estimated fair value of the net assets acquired.

      The purchase price is composed of and allocated as follows (in thousands):

Cash, net of cash acquired	$2,161

Issuance of Common Stock	3,248

SDK acquisition debt	7,588

Liabilities assumed	3,514

16,511

Current assets	1,061

ECLIPSYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Three Years Ended December 31, 1999

7.   Acquisitions — (Continued)

Property and equipment	671

Other assets	33

Identifiable intangible assets:

In-process research and development	6,988

Acquired technology	3,205

11,958

Goodwill	$4,553

      The Company is using the acquired in-process research and development to create new clinical, patient financial, access management and data warehousing products, which will become part of its product suite over the next several years. The Company anticipates that certain products will be generally released through 2001. It is management’s expectation that the acquired in-process research and development will be successfully developed however there can be no assurance that commercial viability of these products will be achieved. In the event that these products are not generally released in a timely manner, the Company may experience fluctuations in future earnings as a result of such delays.

      In connection with the Alltel and SDK acquisitions, the Company wrote off in-process research and development of $92.2 million and $7.0 million, respectively, related to the appraised values of certain in-process research and development acquired in these acquisitions.

      Effective January 30, 1998, the Company acquired the net assets of the Emtek Healthcare Division of Motorola, Inc. (“Motorola”), (“Emtek”) for an aggregate purchase price of approximately $11.7 million, including 1,000,000 shares of Common Stock valued at $9.1 million and liabilities assumed of approximately $12.3 million. In addition, Motorola agreed to pay the Company $9.6 million in cash due within one year for working capital purposes.

      The purchase price is composed of and allocated as follows (in thousands):

Issuance of Common Stock	$9,060

Receivable from Motorola	(9,600)

Liabilities assumed	12,275

11,735

Current assets	5,033

Property and equipment	2,629

7,662

Identifiable intangible assets (acquired technology)	$4,073

      As discussed in Note 2, on February 17, 1999, the Company completed a merger with PCS for total consideration of approximately $35.0 million. The Company issued 1,104,000 of its common stock for all of the common stock outstanding of PCS. No adjustments were made to the net assets of PCS as a result of the acquisition. The merger was accounted for as a pooling of interests and accordingly, the accompanying consolidated financial statements have been retroactively restated as if the merger occurred as of the earliest period presented. PCS provides enterprise resource planning software throughout the healthcare industry.

      Effective March 31, 1999, the Company acquired the common stock of Intelus Corporation (“Intelus”) and Med Data Systems, Inc. (“Med Data”), both wholly owned subsidiaries of Sungard Data Systems, Inc. for total consideration of $25.0 million in cash. The acquired entities both provide document imaging technology and workflow solutions to entities throughout the healthcare industry. The acquisition was

ECLIPSYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Three Years Ended December 31, 1999

7.   Acquisitions — (Continued)

accounted for as a purchase and, accordingly, the purchase price was allocated based on the fair value of the net assets acquired.

      The purchase price is composed of and allocated as follows after adjustments for the sale of Med Data (in thousands) :

Cash	$25,000

Liabilities assumed	4,306

29,306

Current assets	9,830

Fixed assets	778

10,608

Identifiable intangible assets (acquired technology)	$18,698

      Unaudited pro forma results of operations as if the aforementioned acquisitions had occurred on January 1, 1998 is as follows including the acquisition of HV discussed in Note 6 (in thousands except per share data):

	Years ended December 31,

	1998	1999

Revenues	$213,444	$252,818

Net loss	(57,623)	(9,884)

Basic and diluted net loss per share	$(2.88)	$(.28)

      As discussed in Note 2, on June 17, 1999, the Company completed a merger with MSI for total consideration of approximately $53.6 million. The Company issued 2,375,000 of its common stock for all of the common stock outstanding of MSI. No adjustments were made to the net assets of MSI as a result of the acquisition. The merger was accounted for as a pooling of interests and accordingly, the accompanying consolidated financial statements have been retroactively restated as if the merger occurred as of the earliest period presented. MSI provides web enabling and integration software. In connection with the pooling of MSI, the Company recorded a stock compensation charge of $1.0 million related to certain MSI options that were required to be fully vested at the merger date. Prior to the merger with Eclipsys, MSI was a Subchapter S Corporation. During 1997, 1998 and 1999 MSI paid distributions to stockholders’ of $495,000,$585,000 and $375,000 respectively. In connection with the Eclipsys merger, The Subchapter S election was terminated.

      Effective July 1, 1999, the Company sold Med Data for total consideration of $5.0 million in cash. The Company reduced acquired technology originally recorded in the purchase during the quarter ending September 30, 1999 by $4.4 million, which represents the difference between the sales price and the net tangible assets sold.

      During July 1999, the Company invested in HEALTHvision, Inc., a Dallas based, privately held internet healthcare company, in conjunction with VHA, Inc. and General Atlantic Partners, LLC. The Company purchased 3,400,000 shares of common stock for $34,000, which represents 34% of the outstanding common stock on an as if converted basis of HEALTHvision, Inc. The Company accounts for the investment using the equity method of accounting. This entity is a start-up enterprise that bears no relationship to the acquisition of HealthVISION by Transition in December 1998 (Note 6). In connection with the formation of Healthvision, Inc certain employees of Eclipsys became employees of Healthvision, Inc and as a result the Company recorded a stock compensation charge of $982,000 due to accelerated vesting of those employees stock options. As of December 31, 1999, Healthvision, Inc has total revenues of approximately $3.7 million

ECLIPSYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Three Years Ended December 31, 1999

7.   Acquisitions — (Continued)

(unaudited), a net loss of approximately $6.0 million (unaudited) and total assets of approximately $22.4 million (unaudited).

8.   Long-Term Debt

      In connection with the Alltel acquisition, the Company entered into a $30.0 million credit facility (the “Facility”). The Facility included a $10.0 million term loan (the “Term Loan”) and a $20.0 million revolving credit facility (the “Revolver”). Borrowings under the Facility are secured by substantially all of the assets of the Company. The Term Loan was payable in varying quarterly installments through January 2000. As more fully discussed in Note 5, the Term Loan was repaid in full with the proceeds of the sale of Series G Convertible Preferred Stock in February 1998. On May 29, 1998, the Company entered into an agreement to increase the available borrowings under the Facility from $20.0 million to $50.0 million. In August 1998, the long-term debt balance and accrued interest were repaid in full with proceeds from the Company’s IPO.

      Borrowings under the Facility bear interest, at the Company’s option, at (i) LIBOR plus 1% to 3% or (ii) the higher of a) the banks prime lending rate or b) the Federal Funds Rate plus 0.5%; plus 0% to 1.75%. The interest rates vary based on the Company’s ratio of earnings to consolidated debt, as defined. At December 31, 1998 and 1999, the Company’s borrowing rate under the Facility was 6.85% and 5.92%, respectively. Under the terms of the Facility, the Company is required to maintain certain financial covenants related to consolidated debt to earnings, consolidated earnings to interest expense and consolidated debt to capital. In addition, the Company has limitations on the amounts of certain types of expenditures and is required to obtain certain approvals related to mergers and acquisitions, as defined. The Company was in compliance with all provisions of the Facility as of December 31, 1999.

      As of December 31, 1999, the Company has $50.0 million available for future borrowings under the Revolver. The Revolver expires in August 2001. Under the terms of the Revolver, the Company pays an annual commitment fee of .375% for any unused balance, as defined. Additionally, the Company pays a fee of .125% for any Letters of Credit issued under the agreement. As of December 31, 1999, unused Letters of Credit totaling approximately $300,000 were outstanding against the Revolver.

      PCS issued convertible notes and warrants to purchase common stock to certain investors. As of December 31, 1998, the balance of convertible notes payable was $1.9 million. At the time of the merger, the convertible debt was converted into 102,515 shares of Common Stock of the Company.

9.   Other Current Liabilities

      Other current liabilities consist of the following (in thousands):

	December 31,

	1998	1999

Accounts payable	$7,782	$6,864

Accrued compensation and incentives	15,206	16,982

Customer deposits	9,576	4,154

Accrued royalties	6,586	4,640

Accrued interest	295	—

Other	9,415	8,648

	$48,860	$41,288

      During the quarter ended June 30, 1999, the company initiated a restructure of its operations. This restructure was completed during the quarter ended September 30, 1999 and resulted in a charge totaling $5.1

ECLIPSYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Three Years Ended December 31, 1999

9.   Other Current Liabilities — (Continued)

million. The charge principally related to the closing of duplicate facilities and the termination of certain employees. As of December 31, 1999 accrued restructuring costs of $2.3 million are included in other current liabilities.

10. Income Taxes

      A reconciliation of the effect of applying the federal statutory rate and the effective income tax rate on the Company’s income tax provision is as follows (in thousands):

	Years Ended December 31,

	1997	1998	1999

Statutory federal income tax rate	$(39,761)	$(10,683)	$(3,212)

In-process research and development	4,418	813	—

State income taxes	(4,516)	(872)	(374)

Non-deductible deal costs	—	1,546	650

Non-deductible amortization	747	927	2,610

Other	232	237	326

Valuation allowance, includes effect of acquisitions	46,976	12,284	—

Income tax provision	$8,096	$4,252	$—

      The significant components of the Company’s net deferred tax asset were as follows (in thousands):

	December 31,

	1998	1999

Deferred tax assets:

Intangible assets	$35,546	$34,747

Deferred revenue	7,752	434

Allowance for doubtful accounts	1,097	2,760

Accrued expenses	2,448	3,644

Depreciation and amortization	1,111	1,148

Other	2,481	1,843

Net operating loss carryforwards	23,084	36,984

	$73,519	$81,560

Deferred tax liabilities:

Unbilled receivables	$(2,445)	$(7,718)

Capitalization of software development costs	(1,992)	(3,016)

Net deferred tax asset	69,082	70,826

Valuation allowance	(69,082)	(70,826)

	$—	$—

      At December 31, 1999, the Company had net operating loss carryforwards for federal income tax purposes of approximately $92.0 million. The carryforwards expire in varying amounts through 2019. Of this amount, $21.0 million related to stock option tax deductions which will be tax-effected and reflected as additional paid-in-capital when realized. Additionally, the Company has Canadian net operating loss carryovers of approximately $5.5 million that expire in varying amounts through 2004.

ECLIPSYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Three Years Ended December 31, 1999

10. Income Taxes — (Continued)

      Under the Tax Reform Act of 1986, the amounts of, and the benefits from, net operating loss carryforwards may be impaired or limited in certain circumstances. The Company experienced ownership changes as defined under Section 382 of the Internal Revenue Code in January, 1997 and December 1998. As a result of the ownership changes, net operating loss carryforwards of approximately $1.5 million at January 1997 and $55.0 million at December 1998, which were incurred prior to the date of change, are subject to annual limitation on their future use. As of December 31, 1999, a valuation allowance has been established against the deferred tax assets that management does not believe are more likely than not to be realized. The future reduction of the valuation allowance, up to $7.2 million, will be reflected as a reduction of goodwill.

11. Employee Benefit Plans

1996 Stock Option Plan

      In April 1996, the Board of Directors of the Company (the “Board”) adopted the 1996 Stock Plan (the “1996 Stock Plan”). The 1996 Stock Plan, as amended, provides for grants of stock options, awards of Company stock free of any restrictions and opportunities to make direct purchases of restricted stock of the Company. The 1996 Stock Plan allows for the issuance of options or other awards to purchase up to 2,500,000 shares of Common Stock. Pursuant to the terms of the 1996 Stock Plan, a committee of the Board is authorized to grant awards to employees and non-employees and establish vesting terms. The options expire ten years from the date of grant.

1998 Stock Incentive Plan

      In January 1998, the Board adopted the 1998 Stock Incentive Plan (the “Incentive Plan”). The Incentive Plan provides for the granting of stock options, stock appreciation rights, restricted stock awards or unrestricted stock awards. Under the provisions of the Incentive Plan, no options or other awards may be granted after April 2008. There are currently 4,333,333 shares of common stock reserved under the Incentive Plan, together with the 1996 Stock Plan and the 1998 Employee Stock Purchase Plan. Options granted under the Incentive Plan will be granted at the fair market value of the stock as of the date of grant.

1999 Stock Incentive Plan

      In February 1999, the Board adopted the 1999 Stock Incentive Plan (the “1999 Plan”). The 1999 Plan provides for the granting of stock options, restricted stock, or other stock-based awards. Under the provisions of the 1999 Plan, no options or other awards may be granted after April 2009. The 1999 Plan increases the

ECLIPSYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Three Years Ended December 31, 1999

11. Employee Benefit Plans — (Continued)

number of shares of common stock reserved under the 1999 Plan, together with the Incentive Plan, the 1996 Plan and the 1998 Employee stock purchase Plan to 7,000,000.

	1997		1998		1999

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price

Outstanding at beginning of year	2,679,224	$3.75	3,835,565	$7.78	4,344,958	$10.69

Granted	1,823,559	14.27	1,217,463	18.85	3,141,212	19.62

Exercised	(356,102)	3.05	(465,008)	2.61	(1,610,556)	3.75

Forfeited	(311,116)	17.04	(243,062)	21.06	(380,941)	22.53

Outstanding at end of year	3,835,565	7.78	4,344,958	10.69	5,494,673	16.98

Exercisable at end of the year	1,280,480		1,654,029		1,115,891

	1997		1998		1999

	Weighted	Weighted	Weighted	Weighted	Weighted	Weighted
	Average	Fair	Average	Fair	Average	Fair
	Exercise	Market	Exercise	Market	Exercise	Market
Option Granted During The Year	Price	Value	Price	Value	Price	Value

Option price > fair market value	$34.56		$24.49		—

Option price = fair market	6.54		21.31		$19.62

Option price < fair market value	—		—

Weighted Fair Market Value of Options		$12.49		$18.43	—	$18.51

      During 1997, pursuant to the 1996 Stock Plan, the Board issued 15,000 shares of Common Stock to employees and non-employees for services. Compensation expense of approximately $97,000 was recorded in 1997 related to these transactions.

      The Company has adopted the disclosure only provision of FAS 123. Had compensation cost for the Company’s stock option grants described above been determined based on the fair value at the grant date for awards in 1997, 1998 and 1999 consistent with the provisions of FAS 123, the Company’s net loss and loss per share would have been increased to the pro forma amounts indicated below (in thousands, except share data):

		Year ended
		December 31,
	1997	1998	1999

Net loss:

As reported	$(126,328)	$(35,276)	$(9,445)

Pro forma	(131,806)	(47,780)	(23,788)

Basic net loss per share:

As reported	$(8.60)	$(1.95)	$(.27)

Pro forma	$(8.95)	$(2.48)	$(.68)

Diluted net loss per share:

As reported	$(8.60)	$(1.95)	$(.27)

Pro forma	$(8.95)	$(2.48)	$(.68)

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997, 1998 and 1999: dividend yield of 0% for all years, risk-free interest rate of 5.55% for 1997 and 1998, and 6.34% for 1999,

ECLIPSYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Three Years Ended December 31, 1999

11. Employee Benefit Plans — (Continued)

expected life of 9.98, 8.35 and 7.44 based on the plan and volatility of 103% for 1997 and 1998, and 133% for 1999.

      The following table summarizes information about stock options outstanding at December 31, 1999:

	Options Outstanding
				Options Exercisable
		Weighted
		Average	Weighted		Weighted
	Number	Remaining	Average	Number	Average
	Outstanding	Contractual	Exercise	Exercisable	Exercise
Range of Exercise Price	at 12/31/99	Life	Price	at 12/31/99	Price

$0.01-$6.00	380,268	6.3	$.42	241,797	$.60

$6.01-$12.00	1,318,603	7.4	7.56	548,294	7.53

$12.01-$18.00	1,408,541	9.5	14.85	136,028	14.22

$18.01-$24.00	1,934,227	9.2	22.16	5,780	21.79

$24.01-$30.00	90,815	8.0	28.86	39,854	28.70

$30.01-$36.00	102,371	6.0	35.47	53,544	35.41

$36.01-$42.00	—	—	—	—	—

$42.01-$48.00	159,848	8.1	44.46	57,266	44.40

$48.01-$54.00	—	—	—	—	—

$54.01-$60.00	100,000	8.3	60.00	33,328	60.00

      In connection with the Transition merger, options held by employees of Transition were converted into options to purchase 1,792,854 shares of Voting Common Stock based on the .525 conversion ratio. All option disclosures reflect the impact of Transition options after retroactive restatement for the impact of the Transition merger. As of December 31, 1997, 1998 and 1999, respectively, there were 1,999,867, 1,792,854 and 327,626 options outstanding related to Transition’s stock options plans.

      In connection with the PCS and MSI mergers, options held by employees were converted into outstanding options of the Company. As of December 31, 1997, 1998 and 1999, respectively, there were 9,048, 56,551 and 11,764 options outstanding related to PCS’s stock option plan. As of December 31, 1997, 1998 and 1999, respectively, there were 0, 117,090 and 72,435 options outstanding related to MSI’s stock option plan. Additionally, in connection with the MSI merger, the Company recorded unearned stock compensation of $1,523,000 related to options granted to MSI employees during 1998.

Employee Savings Plan

      During 1997, the Company established a Savings Plan (the “Plan”) pursuant to Section 401(k) of the Internal Revenue Code (the “Code”), whereby employees may contribute a percentage of their compensation, not to exceed the maximum amount allowable under the Code. At the discretion of the Board, the Company may elect to make matching contributions, as defined in the Plan. For the year-end December 31, 1998 the Board authorized matching contributions totaling $ 1,400,000. No contributions were authorized for 1999.

      Transition maintained a savings plan pursuant to Section 401 (k) of the Code. In connection with this plan, employer contributions totaling $306,000 and $376,000 were made in 1997 and 1998, respectively. In connection with the Transition merger, employees of Transition became eligible to enroll in the Plan.

1998 Employee Stock Purchase Plan

      Under the Company’s 1998 Employee Stock Purchase Plan (the “Purchase Plan”) (implemented in April 1998), employees of the Company, including directors of the Company who are employees are eligible

ECLIPSYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Three Years Ended December 31, 1999

11. Employee Benefit Plans — (Continued)

to participate in quarterly plan offerings in which payroll deductions may be used to purchase shares of Common Stock. The purchase price of such shares is the lower of 85% of the fair market value of the Common Stock on the day the offering commences and 85% of the fair market value of the Common Stock on the day the offering terminates.

12. Commitments and Contingencies

Noncancelable Operating Leases

      The Company leases its office space and certain equipment under noncancelable operating leases. Rental expense under operating leases was approximately $7.0 million, $8.7 million and $11.6 million for the years ended December 31, 1997, 1998 and 1999 respectively. Future minimum rental payments for noncancelable operating lease as of December 31, 1999 are as follows (in thousands):

Year ending December 31,

2000	$7,310

2001	6,603

2002	6,333

2003	5,888

2004	3,500

Thereafter	6,790

$36,424

Litigation

      The Company is involved in litigation incidental to its business. In the opinion of management, after consultation with legal counsel, the ultimate outcome of such litigation will not have a material adverse effect on the Company’s financial position or results of operations or cash flows.

13. Related Party Transactions

      During 1997, the Company paid AIS $1.7 million for certain transition services provided by AIS related to accounting services, computer processing and other various activities.

      During 1997, Eclipsys paid a total of $348,000 to certain subsidiaries of AIS and Alltel Corporation related to the purchase of various goods and services.

      The Company leases office space from a former stockholder of SDK. During the year ended December 31, 1997, 1998 and 1999, the Company paid $178,000, $330,000 and $330,000, respectively, under this lease. The lease is noncancelable and expires in 2009.

      In 1997, 1998 and 1999, the Company paid $336,000, $446,000 and $530,000, respectively, to a charter company for the use of an aircraft for corporate purposes. The aircraft provided for the Company’s use was leased by the charter company from a company owned by the Chairman of the Board and Chief Executive Officer of the Company (the “Chairman”). The Chairman’s company received $219,000, $310,000 and $339,000, during 1997, 1998 and 1999, respectively, for these transactions. The Chairman has no interest in the charter company.

      As discussed in Note 7, during July 1999, the Company invested in HEALTHvision, Inc., a Dallas based, privately held internet healthcare company, in conjunction with VHA, Inc. and General Atlantic Partners, LLC. The Company purchased 3,400,000 shares of common stock for $34,000, which represents 34% of the

ECLIPSYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Three Years Ended December 31, 1999

13. Related Party Transactions — (Continued)

outstanding common stock on an as if converted basis of HEALTHvision, Inc. During 1999, the Company earned revenues of $522,400 and had accounts receivable due from HEALTHvision of $287,400 at December 31, 1999.

14. Investment Write-Down

      In April 1998, the Company made a strategic investment in Simione Central Holdings, Inc. (“Simione”) a publicly traded company, purchasing 420,000 shares of restricted common stock from certain stockholders of Simione for $5.6 million. At the time of the transaction, the common stock represented 4.9% of Simione’s outstanding common stock. The Company accounts for its investment in these shares using the cost method.

      Concurrent with the investment, the Company and Simione entered into a remarketing agreement pursuant to which the Company has certain rights to distribute Simione software products.

      At December 31, 1998, the Company determined that an other than temporary impairment of its investment occurred. Accordingly, the investment was written down to its estimated fair value of $ 787,000 and the Company recorded a charge of $4.8 million in the accompanying statement of operations.

ECLIPSYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Three Years Ended December 31, 1999

ECLIPSYS CORPORATION

SCHEDULE II-VALUATION OF QUALIFYING ACCOUNTS
For Each of the Three Years in the Period Ended December 31, 1999

	Balance at				Balance at
	Beginning of		Acquired		End of
	Period	Additions	Reserves	Writeoffs	Period

December 31, 1997 Allowance for Doubtful Accounts	$325	$941	$1,473	$(436)	$2,303

December 31, 1998 Allowance for Doubtful Accounts	2,303	1,460	763	(802)	3,724

December 31, 1999 Allowance for Doubtful Accounts	3,724	2,304	81	(2,417)	3,692

Quarterly Results (Unaudited)

      The following table presents quarterly statement of operations data for each of the eight quarters in the period ended December 31, 1999. The statement of operations data for the quarters are unaudited, and in the opinion of management, include all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial data for such periods. Additionally, the statement of operations data is derived from, and are qualified by reference to, Eclipsys’ audited financial statements, which appear elsewhere in this document and are retroactively restated to give effect to the pooling of Transition, MSI and PowerCenter.

ECLIPSYS CORPORATION

For the Year Ended December 31, 1998
(In thousands)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year

Revenues	$39,199	$42,621	$46,931	$53,707	$182,458

Gross profit	15,153	16,695	19,276	24,425	75,549

Net loss	$(14,005)	$(4,394)	$(2,766)	$(14,111)	$(35,276)

ECLIPSYS CORPORATION

For the Year Ended December 31, 1999
(In thousands)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year

Revenues	$57,378	$61,826	$64,830	$65,293	$249,327

Gross profit	23,881	26,103	27,254	27,325	104,563

Net income (loss)	$(792)	$(9,060)	$(1,799)	$2,206	$(9,445)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable.

Part III

      Certain information required by Part III of Form 10-K will be contained in the Company’s definitive Proxy Statement to be used in connection with the annual meeting of stockholders for the year 2000, and will be incorporated herein by reference to this Form 10-K Annual Report:

Item 10.	Directors and Executive Officers of the Registrant

      Information regarding directors will be set forth in the proxy statement for the annual meeting of stockholders for the year 2000 and will be incorporated herein by reference. Set forth below is certain information regarding the Company’s executive officers:

Name	Age	Title

Harvey J. Wilson	61	Chief Executive Officer and Chairman of the Board of Directors

James E. Hall	66	President and Chief Operating Officer

Gregory L. Wilson	31	Senior Vice President, Chief Financial Officer, and Treasurer

T. Jack Risenhoover, II	34	Senior Vice President, General Counsel Secretary

      Harvey J. Wilson, Eclipsys’ founder, served as President, Chief Executive Officer and Chairman of the Eclipsys Board since Eclipsys was formed in December 1995 until February 1999, and continues to serve as Chief Executive Officer and Chairman of the Board of Directors. From January 1984 to December 1995,

Mr. Wilson invested privately in software and technology companies. Mr. Wilson was a co-founder of SMS, a healthcare information systems provider. Mr. Wilson is a director of Philadelphia Suburban Corporation, a water utility company and Co-Chairman of HEALTHvision, an e-Health company.

      James E. Hall, has served as Chief Operating Officer since January 1997 and became President in February 1999. From August 1995 to January 1997, Mr. Hall was Senior Vice President of Sales and Marketing for Multimedia Medical Systems, Inc., a clinical information systems company (“MMS”). From January 1989 to August 1995, Mr. Hall was President of Asia Pacific Partners Ltd., a consulting firm. During 1987 and 1988, Mr. Hall held several positions at Rabbit Software Corporation, including Chief Operating Officer (1987) and Chief Executive Officer (1988). In 1985 and 1986, Mr. Hall was self-employed as a business consultant focussing primarily in the technology area. From 1974 to 1984, Mr. Hall held various positions at SMS, including Senior Vice President of Marketing and Sales.

      Gregory L. Wilson, has served as Senior Vice President, Chief Financial Officer, and Treasurer since December 1999. Most recently, he was the President of the Southeast Region and previously Vice President of Mergers and Acquisitions for the Company. Before joining the Company, Mr. Wilson was a Vice President and Healthcare Services Equity Analyst for Lehman Brothers.

      T. Jack Risenhoover, II, served as Vice President and General Counsel from February 1997 through February 2000, and as Senior Vice President and General Counsel since March 2000. From May 1994 to January 1997, Mr. Risenhoover was general counsel for The Right Angle, Inc., a marketing firm. Mr. Risenhoover was awarded his J.D. from Vanderbilt University School of Law in April 1994.

Item 11.  Executive Compensation

      Information regarding executive compensation will be set forth in the proxy statement for the annual meeting of stockholders for the year 2000 and will be incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

      Information regarding security ownership of certain beneficial owners and management will be set forth in the proxy statement for the annual meeting of stockholders for the year 2000 and will be incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

      Information regarding certain relationships and related transactions will be set forth in the proxy statement for the annual meeting of stockholders for the year 2000 and will be incorporated herein by reference.

Part IV

Item 14.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) The following documents are filed as part of this report:

1.	Consolidated Financial Statements included in Item 8 of this report on Form 10-K

2.	Financial Statement Schedules included in Item 8 of this report on Form 10-K

3.	The following exhibits are included in this report:

2.1*		Agreement and Plan of Merger dated as of October 29, 1998 by and among the Registrant, Exercise Acquisition Corp. and Transition Systems, Inc.
2.2*	*	Agreement of Merger among Alltel Healthcare Information Services, Inc., Alltel Information Services, Inc., Eclipsys Corporation and Eclipsys Solutions Corp. dated as of January 24, 1997
2.3*	*	Amended and Restated Stock Purchase Agreement among Eclipsys Corporation, SDK Medical Computer Services Corporation and the Selling Stockholders listed therein dated June 26, 1997
2.4*	*	Asset Purchase Agreement by and among Motorola, Inc. Eclipsys Corporation and Emtek Healthcare Corporation dated January 30, 1998
2.5*	***	Agreement and Plan of Merger dated as of February 5, 1999, by and among Eclipsys PCS and Sub
2.6*	***	Escrow Agreement dated as of February 17, 1999, by and among Eclipsys, Sub, PCS and the PCS Stockholders and Noteholders
2.7*	****	Stock Purchase and Sale Agreement dated as of March 6, 1999 by and among Sungard Data Systems Inc., Sungard Investment Ventrues, Inc., Med Data Systems, Inc., Intelus Corporation, and Eclipsys Corporation and Eclipsys Solutions Corp
2.8*	*****	Agreement and Plan of Merger dated as of June 17, 1999, by and among Eclipsys Corporation, Eclipsys Merger Corp., MSI Solutions, Inc., MSI Integrated Services, Inc., Anna L. Bean, Michael R. Cote, Robert J. Feldman and the 1997 Feldman Family Trust
2.9*	******	Asset Purchase Agreement by and among Quadramed Corporation, Eclipsys Corporation and Med Data Systems, Inc. dated July 1, 1999
3.1*	**	Third Amended and Restated Certificate of Incorporation of the Registrant
3.2*	*	Third Amended and Restated Bylaws of the Registrant
4.1*	*	Specimen certificate for shares of Common Stock
10.1*	*	Second Amended and Restated Registration Rights Agreement
10.2*	*	Second Amended and Restated Stockholders Agreement
10.3*	*	Warrant to Purchase Non-Voting Common Stock, dated January 24, 1997, granted to First Union Corporation
10.4*	*	Warrant to Purchase Non-Voting Common Stock, dated January 24, 1997, granted to BT Investment Partners, Inc.
10.5*	*†	Information Systems Technology License Agreement, dated as of May 3, 1996, by and among Partners Healthcare System, Inc. and Integrated Healthcare Solutions, Inc.
10.6*	*	Preferred Stock Purchase Agreement by and among Eclipsys Corporation, General Atlantic Partners 47, L.P. and GAP Coinvestment Partners, L.P. dated February 4, 1998 1996 Stock Plan
10.7*	*	1998 Stock Incentive Plan, as amended
10.8*	****	Amended and Restated 1998 Employee Stock Purchase Plan, as amended
10.9*	****	Inc., Brigham and Women’s Hospital,
10.10	**	Employment Letter, dated as of May 1, 1996, to Harvey J. Wilson from Integrated Healthcare Solutions, Inc.

10.11	**	First Amended and Restated Credit Agreement dated May 29, 1998, by and among Eclipsys Corporation, First Union National Bank, f/k/a First Union National Bank of North Carolina as Agent and BankBoston, N.A. as Co-agent
10.12	**	Letter agreement amending First Amended and Restated Credit Agreement dated May 29, 1998, by and among Eclipsys Corporation, First Union National Bank f/k/a First Union National Bank of North Carolina as Agent and BankBoston as Co-agent
10.13	**	Settlement of Claims Agreement, dated as of March 13, 1998, between ALLTEL Information Services, Inc. and Eclipsys Corporation
21		Subsidiaries of the Registrant
23		Consent of PricewaterhouseCoopers LLP
27		Financial Data Schedule (for SEC use only)
10.14	*****	1999 Stock Incentive Plan

†	Confidential treatment granted on August 6, 1998 in connection with the Registrants IPO

*	Incorporated by reference to the Joint Proxy Statement/ Prospectus included in the Registrant’s Registration Statement on Form S-4 (File No. 333-68353)

**	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-50781)

***	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 000-24539)

****	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 3, 1999 (File No. 000-24539)

*****	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 (File No. 000-24539)

******	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 000-24539)

*******	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (File No. 000-24539)

Signatures

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

/s/ HARVEY J. WILSON Harvey J. Wilson	Chief Executive Officer, (Principal Executive Officer), Director	March 29, 2000
/s/ GREGORY L. WILSON Gregory L. Wilson	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 29, 2000
/s/ STEVEN A. DENNING Steven A. Denning	Director	March 29, 2000
/s/ G. FRED DIBONA G. Fred DiBona	Director	March 29, 2000
/s/ EUGENE V. FIFE Eugene V. Fife	Director	March 29, 2000
/s/ WILLIAM E. FORD William E. Ford	Director	March 29, 2000
/s/ PATRICK T. HACKETT Patrick T. Hackett	Director	March 29, 2000
/s/ ROBERT KELL Robert Kell	Director	March 29, 2000
/s/ JAY B. PIEPER Jay B. Pieper	Director	March 29, 2000