Form 10-K/A
period 1999-12-31
ECLIPSYS CORP
filed 2000-04-28
CIK 1034088

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ------------------

                                  FORM 10-K/A
                                AMENDMENT NO. 1

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock (Common Stock) held by non-affiliates of the registrant as of March 14, 2000 based upon the closing price of the Common Stock on the Nasdaq National Market for such date, was $772,946,763.

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                                                                   SHARES
                                                              OUTSTANDING AS OF
CLASS                                                          MARCH 14, 2000
-----                                                         -----------------
Common Stock, $.01 par value................................     36,530,325

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               EXPLANATORY NOTE

The purpose of this amendment is to include the information required by Part III of Form 10-K, which was ommitted from the Company's Form 10-K as originally filed.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Company's Amended and Restated Certificate of Incorporation provides that the Board of Directors is classified into three classes (designated Class I Directors, Class II Directors and Class III Directors), with members of each class holding office for staggered three-year terms. There are currently two Class I Directors, whose terms expire in 2002, three Class II Directors, whose terms expire in 2000, and three Class III Directors, whose terms expire in 2001 (in all cases subject to the election and qualification of their successors and to their earlier death, resignation or removal).

                NAME                   AGE                            TITLE
                ----                   ---   --------------------------------------------------------
Harvey J. Wilson.....................  61    Chief Executive Officer and Chairman of the Board of
                                             Directors (Class III Director)
James E. Hall........................  66    President and Chief Operating Officer
Gregory L. Wilson....................  31    Senior Vice President, Chief Financial Officer, and
                                             Treasurer
T. Jack Risenhoover, II..............  34    Senior Vice President, General Counsel Secretary
Steven A. Denning....................  51    Class III Director
G. Fred DiBona.......................  48    Class III Director
Eugene V. Fife.......................  59    Class I Director
William E. Ford......................  38    Class I Director
Patrick T. Hackett...................  38    Class II Director
J. Robert Kell.......................  53    Class II Director
Jay B. Pieper........................  57    Class II Director

     HARVEY J. WILSON, Eclipsys' founder, served as President, Chief Executive Officer and Chairman of the Eclipsys Board since Eclipsys was formed in December 1995 until February 1999, and continues to serve as Chief Executive Officer and Chairman of the Board of Directors. From January 1984 to December 1995, Mr. Wilson invested privately in software and technology companies. Mr. Wilson was a co-founder of SMS, a healthcare information systems provider. Mr. Wilson is a director of Philadelphia Suburban Corporation, a water utility company and Co-Chairman of HEALTHvision Inc., an e-Health company. Mr. Harvey Wilson is the father of Mr. Gregory Wilson.

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

     GREGORY L. WILSON, has served as Senior Vice President, Chief Financial Officer, and Treasurer since December 1999. Most recently, he was the President of the Southeast Region and previously Vice President of Mergers and Acquisitions for the Company. Before joining the Company, Mr. Wilson was a Vice President and Healthcare Services Equity Analyst for Lehman Brothers. Mr. Gregory Wilson is the son of Mr. Harvey Wilson.

     T. JACK RISENHOOVER, II, served as Vice President and General Counsel from February 1997 through February 2000, and as Senior Vice President and General Counsel since March 2000. From May 1994 to January 1997, Mr. Risenhoover was general counsel for The Right Angle, Inc., a marketing firm. Mr. Risenhoover was awarded his J.D. from Vanderbilt University School of Law in April 1994.

     STEVEN A. DENNING, has served on the Board of Directors since March 1997. Mr. Denning is a Managing Member of General Atlantic Partners LLC, a private equity firm that invests globally in software, services and related information technology companies, and has been with General Atlantic Partners LLC since 1980. Mr. Denning is also a director of GT Interactive Software Corp., an interactive entertainment software development company.

     G. FRED DIBONA, has served on the Board of Directors since May 1996. Since 1990, Mr. DiBona has been the President and Chief Executive Officer of Independence Blue Cross and its subsidiaries. Mr. DiBona is also a director of Magellan Health Services, Inc., a specialized managed healthcare company; PECO Energy Company, a public energy company; Philadelphia Suburban Corporation, a water utility company; and Tasty Baking Company, a packaged foods company.

     EUGENE V. FIFE, has served on the Board of Directors since May 1997. Since September 1996, Mr. Fife has been the President and Chief Executive Officer of Multimedia Medical Systems, Inc., a clinical information systems company. Mr. Fife was formerly a general partner in Goldman Sachs & Co. where he served as a member of its Management Committee and as Chairman of Goldman Sachs International. Mr. Fife retired in 1995 and remains a limited partner of the firm. Mr. Fife is also a director of Baker, Fentress & Company, an investment company.

     WILLIAM E. FORD, has served on the Board of Directors since May 1996. Mr. Ford is a Managing Member of General Atlantic Partners LLC, a private equity firm that invests globally in software, services and related information technology companies, and has been with General Atlantic since 1991. Mr. Ford also serves as a director of LHS Group Inc., a billing solutions company; E*Trade Group, Inc., an on-line discount broker; Priceline.com Incorporated, an e-commerce company, Tickets.com, Inc., an on-line ticket seller, and Quintiles Transnational Corp., a healthcare and pharmaceuticals services company.

     PATRICK T. HACKETT, has served on the Board of Directors since December 31, 1998. Mr. Hackett was originally named to the Board of Directors pursuant to the agreement between the Company and Transition in connection with the Transition acquisition. Mr. Hackett has been a Managing Director of Warburg, Pincus & Co. since 1994. Mr. Hackett was an Associate at Warburg, Pincus & Co. from 1990 to 1991 and a Vice President from 1991 to 1993. Mr. Hackett is also a director of Coventry Corporation, a managed healthcare company, and VitalCom Inc., a healthcare computer networking company.

     J. ROBERT KELL, has served on the Board of Directors since February 1999. Since July 1998, Mr. Kell has served as Vice President and Director of Finance and Strategy for the Commercial, Government and Industrial Solutions Sector of Motorola, Inc. From January 1993 to June 1998, Mr. Kell served as Vice President and Director of Finance for Paging Products Group of Motorola, Inc.

     JAY B. PIEPER, has served on the Board of Directors since May 1996. Since May 1995, Mr. Pieper has served as Vice President of Corporate Development and Treasury Affairs for Partners HealthCare System, Inc., the parent of Brigham and Women's Hospital, Inc. and Massachusetts General Hospital. From March 1986 to May 1995, Mr. Pieper was Senior Vice President and Chief Financial Officer for Brigham and Women's Hospital.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

  SUMMARY COMPENSATION

     The following table sets forth the total compensation paid or accrued for the last three years for the Company's Chief Executive Officer and its three other executive officers (together, the "Named Executive Officers"):

                           SUMMARY COMPENSATION TABLE

                                                                      LONG-TERM
                                            ANNUAL COMPENSATION      COMPENSATION
                                         -------------------------   ------------
                                                                      SECURITIES
                                                                      UNDERLYING       ALL OTHER
      NAME AND PRINCIPAL POSITION               SALARY     BONUS      OPTIONS(1)    COMPENSATION(2)
      ---------------------------              --------   --------   ------------   ---------------
Harvey J. Wilson.......................  1997  $150,000         --          --               --
  Chairman of the Board and              1998   200,000         --     333,332               --
  Chief Executive Officer                1999   200,000         --     100,000          $ 1,485
James E. Hall..........................  1997   177,971   $ 50,000      50,000               96
  President and Chief Operating Officer  1998   200,000    125,000      43,333            3,635
                                         1999   242,308         --     110,000            3,850
Gregory L. Wilson(3)...................  1997    57,692         --      20,000               28
  Senior Vice President, Chief           1998   142,308     45,000          --               52
  Financial Officer and Treasurer        1999   148,269         --     140,000              100
T. Jack Risenhoover....................  1997    74,039      7,500      26,666              343
  Senior Vice President,                 1998   103,846     45,000          --            2,355
  General Counsel and Secretary          1999   134,616         --      53,334           56,385

---------------
(1) Represents the number of shares covered by options to purchase shares of Eclipsys Voting Common Stock granted during the applicable year.

(2) Represents Company contributions to group term life insurance policies, and with respect to Mr. Risenhoover, Company contributions on his behalf to the Company's 401(k) Plan in 1998 and reimbursed relocation expenses in 1999.

(3) Mr. Gregory Wilson joined Eclipsys in May 1997 and was appointed an executive officer in December 1999.

  STOCK OPTION GRANTS

     The following table sets forth grants of stock options to each of the Named Executive Officers during the year ended December 31, 1999.

                       OPTION GRANTS IN LAST FISCAL YEAR

                                                    INDIVIDUAL GRANTS                       POTENTIAL REALIZABLE
                                  ------------------------------------------------------      VALUE AT ASSUMED
                                   NUMBER OF     PERCENT OF                                 ANNUAL RATES OF STOCK
                                  SECURITIES    TOTAL OPTIONS                              PRICE APPRECIATION FOR
                                  UNDERLYING     GRANTED TO     EXERCISE OR                    OPTION TERM(1)
                                    OPTIONS     EMPLOYEES IN    BASE PRICE    EXPIRATION   -----------------------
              NAME                  GRANTED      FISCAL YEAR     PER SHARE       DATE          5%          10%
              ----                -----------   -------------   -----------   ----------   ----------   ----------
Harvey J. Wilson(2).............    100,000         3.18%         $23.375       3/22/09    $1,470,041   $3,725,373
James E. Hall(3)................     60,000         1.91%          23.375       3/22/09       882,025    2,235,224
                                     50,000         1.59%          15.125      10/15/09       475,602    1,205,268
Gregory L. Wilson(4)............     70,000         2.23%          23.375       3/22/09     1,029,029    2,607,761
                                     10,000         0.32%          15.125      10/15/09        95,120      241,054
                                     60,000         1.91%          23.000      12/23/09       867,875    2,199,365
T. Jack Risenhoover(5)..........     43,334         1.38%          23.375       3/22/09       637,028    1,614,353
                                     10,000         0.32%          15.125      10/15/09        95,120      241,054

---------------
(1) Amounts reported in these columns represent amounts that may be realized upon exercise of the options immediately prior to the expiration of their term assuming the specified compound rates of appreciation (5% and 10%) on the market value of the Voting Common Stock on the date of option grant over the term of the options. These numbers are calculated based on rules promulgated by the Securities and Exchange Commission and do not reflect the Company's estimate of future stock price growth. Actual gains, if any, on stock option exercises and Voting Common Stock holdings are dependent on the timing of such exercise and the future performance of the Voting Common Stock. There can be no assurance that the rates of appreciation assumed in this table can be achieved or that the amounts reflected will be received by the individuals.

(2) Mr. Harvey Wilson's options vest over two years.

(3) Mr. Hall's options vests (1) as to the shares priced at $23.375, over three years, (2) as to the shares priced at $15.125, over two years.

(4) Mr. Gregory Wilson's options vest over four years.

(5) Mr. Risenhoover's options vest over four years.

  OPTION EXERCISES AND YEAR-END OPTION VALUES

     The following table sets forth certain information concerning option exercises by the Named Executive Officers in 1999 and the number and value of unexercised options held by each of the Named Executive Officers on December 31, 1999.

          AGGREGATE OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUES

                                                                NUMBER OF SHARES
                                                                   UNDERLYING               VALUE OF UNEXERCISED
                                NUMBER OF                   UNEXERCISABLE OPTIONS AT        IN-THE-MONEY OPTIONS
                                 SHARES                          FISCAL YEAR END            AT FISCAL YEAR END(2)
                               ACQUIRED ON      VALUE      ---------------------------   ---------------------------
            NAME                EXERCISE     REALIZED(1)   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
            ----               -----------   -----------   -----------   -------------   -----------   -------------
Harvey J. Wilson.............        --             --       131,469        301,863       $393,508      $  539,819
James E. Hall................        --             --        40,646        146,021        619,867       1,214,261
Gregory L. Wilson............     6,295       $124,028           555        150,557         10,614         621,903
T. Jack Risenhoover..........    14,572        291,733           444         64,984          8,492         423,271

---------------
(1) Represents the difference between the exercise prices and the fair market value per share of the Voting Common Stock at the date of exercise. The fair market value was the last sale price of the Voting Common Stock on the date of exercise as reported on the Nasdaq National Market.

(2) Represents the difference between the exercise price and the last sale price of the Voting Common Stock as reported on the Nasdaq National Market on December 31, 1999 ($25.625).

BOARD AND COMMITTEE MEETINGS

     The Board of Directors has an Executive Development and Compensation Committee composed of Messrs. Denning (Chairman), DiBona and Fife, which makes recommendations concerning salaries and incentive compensation for executive officers and administers and grants stock options and awards pursuant to the Company's stock option plans (except that grants to directors and certain officers must be made by the Board of Directors as a whole). The Executive Development and Compensation Committee met 4 times during 1999.

     The Board of Directors also has an Audit Committee, currently composed of Messrs. Pieper (Chairman) and Ford, which reviews the results and scope of the audit and other services provided by the Company's independent public accountants. The Audit Committee met 4 times during 1999.

     Mr. Harvey J. Wilson is an ex-officio member of both the Audit Committee and the Executive Development and Compensation Committee.

     The Board of Directors met 8 times during 1999. Each director attended at least 75% of the aggregate of the number of Board meetings and the number of meetings held by all committees on which he then served.

DIRECTOR COMPENSATION

     Directors are reimbursed for any expenses incurred in connection with attendance at meetings of the Board Directors or any committee of the Board of Directors, but are not otherwise compensated for such service. On April 8, 1998, the non-employee directors (Messrs. Denning, DiBona, Fife, Ford and Pieper) were granted a non-qualified stock option to purchase 13,333 shares of Voting Common Stock at a purchase price of $13.50 per share under the Company's 1998 Stock Incentive Plan. These options vest annually over a four year period.

EMPLOYMENT ARRANGEMENTS

     On May 1, 1996, Harvey J. Wilson entered into an Employment Agreement with the Company. The Company agreed to employ Mr. Wilson as its Chief Executive Officer until May 1, 1999, with an annual salary of $150,000, subject to deferral until the Company has reached certain milestones and subject to adjustment from time to time thereafter. In January 1998, Mr. Wilson's annual salary was increased to $200,000. Upon termination of his employment, unless terminated for cause, Mr. Wilson shall be entitled to payment of his salary and continuation of his benefits for a period of months determined by the Board of Directors which is consistent with its practice for senior executives. Mr. Wilson has agreed not to compete with the Company during his term of employment and for three years thereafter.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Mr. Denning, Mr. DiBona and Mr. Fife served during 1999 as members of the Executive Development and Compensation Committee. Mr. Harvey J. Wilson, an executive officer of the Company, was an ex-officio member of the Executive Development and Compensation Committee and in such capacity participated in certain deliberations of the Committee. None of Mr. Denning, Mr. DiBona or Mr. Fife was at any time during 1999, or at any other time, an officer or employee of the Company. See "Certain Transactions Relating to Eclipsys" for a description of certain relationships and transactions between the Company and affiliates of Mr. Denning and Mr. Wilson.

BOARD COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

     This report addresses the compensation policies of the Company applicable to its officers during fiscal 1999. The Company's executive compensation program is administered by the Executive Development and Compensation Committee of the Board of Directors (the "Committee"), which is composed of three non-employee directors. The Committee is responsible for determining the compensation package of each executive officer, including the Chief Executive Officer. In fiscal 1999, the Board of Directors did not modify in any material way or reject any action or recommendation of the Committee with respect to executive officer compensation.

OVERVIEW AND PHILOSOPHY

     The Company's executive compensation program is designed to promote the following objectives:

     -- To provide competitive compensation that will help attract, retain and reward highly qualified executives who contribute to the long-term success of the Company.

     -- To align management's interests with the success of the Company by placing a portion of the executive's compensation at risk in relation to the Company's performance.

     -- To align management's interests with stockholders by including long-term equity incentives.

     The Committee believes that the Company's executive compensation program provides an overall level of compensation that is competitive within its industry and among companies of comparable size and complexity. To ensure that compensation is competitive, the Company regularly compares its compensation practices with those of other similar companies and sets its compensation guidelines based on this review. The Committee also seeks to achieve an appropriate balance of the compensation paid to a particular individual and the compensation paid to other executives and attempts to maintain an appropriate mix of salary and incentive compensation. While compensation data are useful guides for comparative purposes, the Committee believes that a successful compensation program also requires the application of judgment and subjective determinations of individual performance

EXECUTIVE COMPENSATION PROGRAM

     The Company's executive compensation program consists of base salary, annual incentive compensation in the form of cash bonuses, and long-term equity incentives in the form of stock options. Executive officers also are eligible to participate in certain benefit programs which are generally available to all employees of the Company, such as life insurance benefits and the Company's Employee Stock Purchase Plan and 401(k) savings plan.

BASE SALARY

     At the beginning of each year, the Committee establishes an annual salary plan for the Company's senior executive officers based on recommendations made by the Company's Chief Executive Officer. The Committee attempts to set base salary compensation within the range of salaries of executive officers with comparable qualifications, experience and responsibilities at other companies in the same or similar businesses, and of comparable size and success. In setting the annual cash compensation for Company executives, the Committee reviews compensation for comparable positions by reviewing compensation data available in a number of publicly available surveys and databases. All of the companies in the Peer Group (as defined below) are included, along with other companies, in the compensation data reviewed. In addition to external market data, salary determinations depend both upon the Company's financial performance and upon the individual's performance as measured by certain subjective non-financial objectives. These non-financial objectives include the individual's contribution to the Company as a whole, including his or her ability to motivate others, develop the skills necessary to grow as the Company matures, recognize and pursue new business opportunities and initiate programs to enhance the Company's growth and success.

ANNUAL INCENTIVE COMPENSATION

     The Company's bonus program is designed to provide its key employees with cash incentives to achieve the Company's financial goals. At the beginning of each year, the Committee establishes target annual bonuses for each executive officer, which the executive will receive if the Company achieves its targeted financial objectives for the year. Cash bonuses are then paid annually based upon the Company's attainment of these targeted financial objectives for the year. During 1999, annual cash bonus targets for the Named Executive Officers, including Mr. Wilson, were between 50% and 200% of base salary. No bonuses were awarded to the Named Executive Officers on the basis of 1999 performance.

LONG-TERM EQUITY INCENTIVES

     The Company's stock option program is designed to promote the identity of long-term interests between the Company's employees and its stockholders and to assist in the retention of executives. The size of option grants is generally intended by the Committee to reflect the executive's position with the Company and his or her contributions to the Company. Stock options generally vest over a three to five year period in order to encourage key employees to continue in the employ of the Company. In 1999, all stock options were granted at an option price equal to the fair market value of the Company's Voting Common Stock on the date of the grant.

BENEFITS

     The Company's executive officers are entitled to receive medical and life insurance benefits and to participate in the Company's 401(k) retirement savings plan on the same basis as other full-time employees of the Company. The Company's 1999 Employee Stock Purchase Plan, which is available to virtually all employees including executive officers, allows participants to purchase shares at a discount of 15% from the fair market value at the beginning or end of the applicable purchase period.

     The amount of perquisites, as determined in accordance with the rules of the Securities and Exchange Commission relating to executive compensation, did not exceed 10% of salary and bonus for 1999 for any of the Named Executive Officers.

SUMMARY OF COMPENSATION OF CHIEF EXECUTIVE OFFICER

     In 1999, Mr. Wilson, the Company's Chief Executive Officer, received a salary of $200,000. Mr. Wilson's target bonus was 200% of his base salary, and was based on targeted growth in earnings, revenue, and market development and improvement in customer satisfaction and the product development cycle. Based on these measurements, Mr. Wilson did not receive a bonus related to 1999.

COMPLIANCE WITH INTERNAL REVENUE CODE SECTION 162(M)

     Section 162(m) of the Internal Revenue Code generally disallows a tax deduction to public companies for compensation in excess of $1 million paid to the corporation's Chief Executive Officer and four other most highly paid executive officers. Qualifying performance-based compensation will not be subject to the deduction limitation if certain requirements are met. The Committee has determined that it will make every reasonable effort, consistent with sound executive compensation principles and the needs of the Company, to ensure that all amounts paid to the Company's Chief Executive Officer or to any of the other Named Executive Officers comply with Section 162(m).

EXECUTIVE DEVELOPMENT AND COMPENSATION COMMITTEE

                                      Steven A. Denning
                                      G. Fred DiBona
                                      Eugene V. Fife

COMPARATIVE STOCK PERFORMANCE

     The following graph compares the cumulative total stockholder return on the Voting Common Stock of the Company from August 7, 1998 (the first trading date following the Company's initial public offering) to December 31, 1999 with the cumulative total return of (i) U.S. companies traded on Nasdaq Stock Market (the "Nasdaq Index") and (ii) an index of six similar publicly traded companies (the "Peer Group"). The Peer Group is composed of McKesson HBOC, Cerner Corporation, Shared Medical Systems Corporation, Quadramed Corporation, Sunquest Information Systems, Inc., and IDX Systems Corporation. This graph assumes the investment of $100.00 on August 7, 1998 in the Company's Voting Common Stock, the Nasdaq Index and the Peer Index, and assumes any dividends are reinvested.

                COMPARISON OF 17 MONTH CUMULATIVE TOTAL RETURN*
                          AMONG ECLIPSYS CORPORATION,
              THE NASDAQ STOCK MARKET (U.S.) INDEX AND PEER GROUP
[COMPARSION CHART]

                                                                                                           NASDAQ STOCK MARKET
                                                  ECLIPSYS CORPORATION             PEER GROUP                    (U.S.)
                                                  --------------------             ----------              -------------------
8/7/98                                                   100.00                      100.00                      100.00
12/98                                                    171.85                       94.44                      120.13
12/99                                                    151.85                       43.71                      217.02

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                      BENEFICIAL OWNERSHIP OF COMMON STOCK

     The following table sets forth certain information regarding the beneficial ownership of the Company's Voting Common Stock as of March 14, 2000 by (i) each person or entity who is known by the Company to beneficially own more than 5% of the outstanding shares of Common Stock, (ii) by each director or nominee for director, (iii) by each of the executive officers named in the Summary Compensation Table set forth under the caption "Executive Compensation" below, and (iv) by all directors and executive officers as a group. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares such power with his or her spouse) with respect to all shares of capital stock listed as owned by such person or entity.

                                                                                        PERCENTAGE
                                                                 NUMBER OF SHARES         OWNED
                  NAME OF BENEFICIAL OWNER                    BENEFICIALLY OWNED(1)        (%)
                  ------------------------                    ----------------------    ----------
General Atlantic Partners, LLC(2)(4)........................        6,818,309              18.7
c/o General Atlantic Service Corporation
  Three Pickwick Plaza
  Greenwich, CT 06830
Wilfam, L.P.(3)(4)..........................................        2,109,093               5.8
c/o Eclipsys Corporation
  777 East Atlantic Avenue, Suite 200
  Delray Beach, FL 33483
Harvey J. Wilson(5).........................................          770,344               2.1
James E. Hall(6)............................................          161,618                 *
Gregory L. Wilson(7)........................................           35,276                 *
T. Jack Risenhoover, II(8)..................................           33,660                 *
Steven A. Denning(9)........................................        6,825,531              18.7
G. Fred DiBona(10)..........................................           38,888                 *
Eugene V. Fife(11)..........................................           38,888                 *
William E. Ford(12).........................................        6,825,531              18.7
Patrick T. Hackett(13)......................................            8,500                 *
J. Robert Kell(14)..........................................        1,000,000               2.7
Jay B. Pieper(15)...........................................          925,512               2.5
All executive officers and directors as a group (11
  persons)(16)..............................................        9,845,439              27.0

---------------
   * Less than 1%

 (1) The number of shares beneficially owned by each stockholder is determined under rules promulgated by the Securities and Exchange Commission, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power or investment power and any shares as to which the individual or entity has the right to acquire beneficial ownership within 60 days after March 14, 2000 through the exercise of any stock option, warrant or other right. The inclusion herein of such shares, however, does not constitute an admission that the named stockholder is a direct or indirect beneficial owner of such shares.

 (2) Consists of 1,052,661 shares held by General Atlantic Partners 28, L.P. ("GAP 28"), 3,737,351 shares held by General Atlantic Partners 38, L.P. ("GAP 38"), 504,674 shares held by General Atlantic Partners 47, L.P. ("GAP 47"), 403,883 shares held by General Atlantic Partners 48, L.P. ("GAP 48") and 1,119,740 shares held by GAP Coinvestment, L.P. ("GAP Coinvestment"). The general partner of GAP 28, GAP 38, GAP 47 and GAP 48 is General Atlantic Partners, LLC, a Delaware limited liability company. The managing members of General Atlantic Partners, LLC are the general partners of GAP Coinvestment. Messrs. Denning and Ford are both managing members of General Atlantic Partners, LLC. Messrs. Denning and Ford disclaim beneficial ownership of shares owned by GAP 28, GAP 38, GAP 47, GAP 48 and GAP Coinvestment and their inclusion herein shall not be deemed an admission of beneficial ownership. 60,236 shares of Voting Common Stock held by GAP 38 are subject to options granted by GAP 38 to Alltel Information Services, Inc. ("AIS"), and 10,463 shares of Voting Common Stock held by GAP Coinvestment are subject to options granted by GAP Coinvestment to AIS. See footnote (4) below.

 (3) 32,904 shares of Voting Common Stock held by Wilfam, L.P. ("Wilfam") are subject to options granted by Wilfam to AIS. See footnote (4) below.

 (4) Affiliates of General Atlantic Partners, LLC ("General Atlantic") and Harvey Wilson agreed in January 1997 to grant to AIS options to purchase 103,603 shares of Voting Common Stock, at an exercise price of $.01 per share and pursuant to option agreements to be entered into after the closing of the acquisition of AIS. Specifically, (i) GAP 38 granted to AIS an option to purchase 60,236 shares of Voting Common Stock held by GAP 38,
     (ii) GAP Coinvestment granted to AIS an option to purchase 10,463 shares of Voting Common Stock held by GAP Coinvestment and (iii) the predecessor of Wilfam granted to AIS an option to purchase 32,904 shares of Voting Common Stock held by it (which option now relates to shares held by Wilfam). AIS may only exercise these options if either of the holders of certain warrants exercises them to purchase shares of Non-Voting Common Stock, in which case AIS may exercise the options to purchase on an aggregate basis one share of Voting Common Stock for each approximately 6.67 shares of Non-Voting Common Stock issued pursuant to the warrants. On February 3, 1999, one of the warrant holders exercised its warrant to purchase 360,951 shares of Eclipsys Non-Voting Common Stock. AIS exercised its option to acquire 54,141 shares. On December 7, 1999 the other warrant holder exercised its warrant to purchase 601,562 shares of Eclipsys Non-Voting Common Stock. AIS has not exercised its option to acquire the remaining 49,462 shares.

 (5) Consists of (i) 242,681 shares issuable upon the exercise of stock options which are exercisable within 60 days of March 14, 2000 and (ii) 500,674 shares held by an irrevocable grantor trust for the benefit of Mr. Wilson and members of his family (the "Trust"). The sole trustee of the Trust is an independent individual not affiliated with Mr. Wilson. Does not include 2,109,093 shares beneficially owned by Wilfam.

 (6) Includes 127,407 shares issuable upon exercise of stock options which are exercisable within 60 days of March 14, 2000.

 (7) Includes 23,610 shares issuable upon exercise of stock options which are exercisable within 60 days of March 14, 2000.

 (8) Includes 16,203 shares issuable upon the exercise of stock options which are exercisable within 60 days of March 14, 2000.

 (9) Includes 6,944 shares issuable upon the exercise of stock options which are exercisable within 60 days of March 14, 2000. See footnote (2) above.

(10) Includes 6,944 shares issuable upon the exercise of stock options which are exercisable within 60 days of March 14, 2000.

(11) Includes 23,610 shares issuable upon the exercise of stock options which are exercisable within 60 days of March 14, 2000.

(12) Includes 6,944 shares issuable upon the exercise of stock options which are exercisable within 60 days of March 14, 2000. See footnote (2) above.

(13) These shares are held by Warburg, Pincus Ventures, L.P. Mr. Hackett is a Managing Director of Warburg, Pincus & Co., the sole general partner of Warburg, Pincus Ventures, L.P. Mr. Hackett disclaims beneficial ownership of these shares and their inclusion herein shall not be deemed an admission of beneficial ownership.

(14) These shares are held by Motorola, Inc. Mr. Kell is a vice president of Motorola, Inc. Mr. Kell disclaims beneficial ownership of these shares and their inclusion herein shall not be deemed an admission of beneficial ownership.

(15) Includes 6,944 shares issuable upon the exercise of stock options which are exercisable within 60 days of March 14, 2000. The remaining 918,290 shares are held by Partners HealthCare System, Inc. ("Partners"). Mr. Pieper is a Vice President of Partners. Mr. Pieper disclaims beneficial ownership of the shares held by Partners and their inclusion herein shall not be deemed an admission of beneficial ownership.

(16) See notes (2) and (5) through (15) above.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                   CERTAIN TRANSACTIONS RELATING TO ECLIPSYS

     Eclipsys has a license agreement with Partners HealthCare System, Inc. Under the terms of this license Eclipsys may develop, commercialize, distribute and support certain technology and license it, as well as sell related services, to other healthcare providers and hospitals throughout the world (with the exception of the Boston, Massachusetts metropolitan area). Prior to Eclipsys' initial public offering, no sales of products incorporating the licensed technology were made and, consequently, no royalties were paid by Eclipsys pursuant to the license with Partners. The royalty arrangement under the license terminated upon Eclipsys' initial public offering. After Eclipsys' initial public offering, Eclipsys sold products incorporating the licensed technology. Eclipsys is obligated to offer to Partners and certain of its affiliates an internal use license, granted on most favored customer terms, to all new software applications developed by Eclipsys, whether or not derived from the licensed technology, and major architectural changes to the licensed technology. Partners and certain of its affiliates are also entitled to receive internal use licenses, also granted on most favored customer terms, for any changes to any module or application included in the licensed technology requiring at least one person-year of technical effort. Eclipsys has an exclusive right of first offer to commercialize new information technologies developed in connection with Partners. If Eclipsys breaches any material term of the license, the license may become non-exclusive, at Partners' option. If Partners converts the current license to a non-exclusive license, it must return 370, 609 shares of Eclipsys voting common stock to Eclipsys. As part of the Partners license, Eclipsys provided development services to Partners. Partners paid Eclipsys $1.2 million for those services in 1999. Jay Pieper, a director of Eclipsys, is Vice President of Corporate Development and Treasury Affairs for Partners. Partners was not affiliated with Eclipsys at the time of the negotiation of the Partners license.

     In January 1998, Eclipsys acquired the Emtek Healthcare Systems division of Motorola, Inc. for aggregate consideration of $11.7 million (net of a $9.6 million receivable from Motorola), consisting of 1,000,000 shares of voting common stock issued to Motorola and the assumption of $12.3 million in liabilities. In connection with this acquisition, Eclipsys entered into a software and support agreement with Motorola under which Eclipsys agreed to provide software and support services to Motorola's international customers for a minimum period of one year in exchange for negotiated annual payments. As of December 31, 1999, payments from Motorola totaled $1.2 million under the software and support agreement. Richard Severns, a Senior Vice President of Motorola, served as a director of Eclipsys during 1998 and Robert Kell, a Vice President of Motorola, is currently a director of Eclipsys. None of Mr. Severns, Mr. Kell or Motorola was affiliated with Eclipsys at the time of the negotiation of the acquisition of Emtek.

     During 1999, Eclipsys from time to time chartered an airplane for corporate purposes from an aircraft charter company. Eclipsys paid $530,000 to the charter company during 1999. The aircraft provided for use by Eclipsys was leased by the charter company from RMSC of West Palm Beach, a company that is wholly owned by Harvey J. Wilson. In connection with these charters, RMSC invoiced the charter company $339,000 in 1999. Mr Wilson has no ownership interest in the charter company. Eclipsys believes that the terms of the charters were at least as favorable to it as those that could have been negotiated with unaffiliated third parties.

     Eclipsys has adopted a policy that all transactions between it and its executive officers, directors and affiliates must (i) be on terms no less favorable to Eclipsys than could be obtained from unaffiliated third parties and
(ii) be approved by a majority of the members of the Board of Directors and by a majority of the disinterested members of the Board of Directors.

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

                  SIGNATURE                                      TITLE                       DATE
                  ---------                                      -----                       ----
            /s/ HARVEY J. WILSON                    Chief Executive Officer,          April 27, 2000
---------------------------------------------       (Principal Executive Officer),
              Harvey J. Wilson                      Director

            /s/ GREGORY L. WILSON                   Senior Vice President, Chief      April 27, 2000
---------------------------------------------       Financial Officer and Treasurer
              Gregory L. Wilson                     (Principal Financial and
                                                    Accounting Officer)

            /s/ STEVEN A. DENNING                   Director                          April 27, 2000
---------------------------------------------
              Steven A. Denning

             /s/ G. FRED DIBONA                     Director                          April 27, 2000
---------------------------------------------
               G. Fred DiBona

             /s/ EUGENE V. FIFE                     Director                          April 27, 2000
---------------------------------------------
               Eugene V. Fife

             /s/ WILLIAM E. FORD                    Director                          April 27, 2000
---------------------------------------------
               William E. Ford

                                                    Director
---------------------------------------------
             Patrick T. Hackett

                                                    Director
---------------------------------------------
               J. Robert Kell

              /s/ JAY B. PIEPER                     Director                          April 27, 2000
---------------------------------------------
                Jay B. Pieper