Form 10-Q
period 2000-03-31
ECLIPSYS CORP
filed 2000-05-15
CIK 1034088

================================================================================



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                    FORM 10-Q

                                ----------------


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED March 31, 2000

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




    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing for the past 90 days. Yes [X] No [ ]

    Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

            CLASS                                 SHARES OUTSTANDING AS OF APRIL 30, 2000
            -----                                 ---------------------------------------
Common Stock, $.01 par value                                     36,706,108

================================================================================

                              ECLIPSYS CORPORATION

                                    FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 2000

                                      INDEX

PART I.         Financial Information

Item 1.         Condensed Consolidated Balance Sheets - As of March 31, 2000 (unaudited) and December 31, 1999

                Condensed Consolidated Statements of Operations (unaudited) - For the Three Months ended
                March 31, 2000 and 1999

                Condensed Consolidated Statements of Cash Flows (unaudited) - For the Three Months ended
                March 31, 2000 and 1999

                Notes to Condensed Consolidated Financial Statements (unaudited) - For the Three Months ended
                March 31, 2000 and 1999

Item 2.         Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II.        Other Information

Item 6.         Exhibits and Reports on Form 8-K

PART I.

ITEM 1.

                              ECLISPSYS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
             AS OF MARCH 31, 2000 (UNAUDITED) AND DECEMBER 31, 1999
                                 (IN THOUSANDS)


                                                                           MARCH 31, 2000        DECEMBER 31, 1999
                                                                           --------------        -----------------
                  ASSETS
                  Current assets:
                    Cash and cash equivalents                                $   31,928             $  33,956
                    Accounts receivable, net                                     82,312                77,254
                    Inventory                                                       606                   660
                    Other current assets                                          8,367                11,800
                                                                             ----------             ---------
                  TOTAL CURRENT ASSETS                                          123,213               123,670
                  Fixed assets, net                                              14,976                14,522
                  Capitalized software development costs, net                     9,045                 7,944
                  Acquired technology, net                                       32,593                33,161
                  Intangible assets, net                                         14,594                16,858
                  Other assets                                                    5,087                 6,780
                                                                             ----------             ---------
                  TOTAL ASSETS                                               $  199,508             $ 202,935
                                                                             ==========             =========
                  LIABILITIES AND STOCKHOLDERS' EQUITY
                  Current liabilities:
                    Deferred revenue                                         $   47,594             $  49,279
                    Other current liabilities                                    34,215                41,288
                                                                             ----------             ---------
                  TOTAL CURRENT LIABILITIES                                      81,809                90,567
                  Deferred revenue                                                7,103                 8,803
                  Other long-term liabilities                                     2,148                 2,264
                  STOCKHOLDERS' EQUITY
                  Common stock                                                      366                   363
                  Unearned stock compensation                                      (284)                 (320)
                  Additional paid-in capital                                    255,750               254,085
                  Accumulated other comprehensive income (loss)                     127                  (327)
                  Accumulated deficit                                          (147,511)             (152,500)
                                                                             ----------             ---------
                  Total stockholders' equity                                    108,448               101,301
                                                                             ----------             ---------
                  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $  199,508             $ 202,935
                                                                             ==========             =========

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              ECLIPSYS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                       THREE MONTHS ENDED
                                                                            MARCH 31,
                                                            ------------------------------------
                                                                    2000               1999
                                                            -------------------  ---------------
REVENUES
  Systems and services                                      $     60,640             $    51,880
  Hardware                                                         4,050                   5,498
                                                            ------------             -----------
TOTAL REVENUES                                                    64,690                  57,378
                                                            ------------             -----------
COSTS AND EXPENSES
  Cost of systems and services revenues                           32,277                  28,827
  Cost of hardware revenues                                        3,276                   4,670
  Marketing and sales                                              9,275                   7,765
  Research and development                                         9,774                   9,889
  General and administrative                                       2,326                   3,065
  Depreciation and amortization                                    3,654                   3,784
  Transaction costs                                                3,100                     614
                                                            ------------             -----------
TOTAL COSTS AND EXPENSES                                          63,682                  58,614
                                                            ------------             -----------
INCOME (LOSS) FROM OPERATIONS                                      1,008                  (1,236)
                                                            ------------             -----------
Interest income, net                                                 385                     443
Other income, net                                                  3,596                       -
                                                            ------------                 -------
NET INCOME (LOSS)                                                  4,989                    (793)
                                                            ------------             -----------
BASIC NET INCOME (LOSS) PER COMMON SHARE                    $       0.14             $     (0.02)
                                                            ============             ===========
DILUTED NET INCOME (LOSS) PER COMMON SHARE                  $       0.13             $     (0.02)
                                                            ============             ===========
BASIC WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                  36,504                  33,229
                                                            ============             ===========
DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                38,645                  33,229
                                                            ============             ===========

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              ECLIPSYS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                       THREE MONTHS ENDED
                                                                                                            MARCH 31,
                                                                                                -----------------------------
                                                                                                      2000           1999
                                                                                                ---------------  ------------
               OPERATING ACTIVITIES
               Net Income (Loss)                                                                    $  4,989        $   (793)
               Adjustments to reconcile net loss to net cash
               provided by (used in) operating activities:
                           Depreciation and amortization                                               8,702           9,858
                           Provision for bad debts                                                       485             360
                           Gain on sale of investments                                                (4,462)              -
                           Write down of investments                                                     836               -
                           Stock compensation expense                                                      -             113
                           Changes in operating assets and liabilities, net of acquisitions:
                             Accounts receivable                                                      (6,691)          4,424
                             Inventory                                                                   (21)            (61)
                             Other current assets                                                      5,317            (183)
                             Other assets                                                                756             223
                             Deferred revenue                                                         (4,442)         (6,726)
                             Other current liabilities                                               (10,328)         (3,878)
                             Other liabilities                                                          (116)             (4)
                                                                                                    ---------       ---------
                                   Total adjustments to reconcile net income (loss) to net
                                   cash provided by (used in) operating activities                    (9,964)          4,126
                                                                                                    ---------       ---------
                                      NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES             (4,975)          3,333
                                                                                                    =========       =========
               INVESTING ACTIVITIES
               Purchase of investments                                                                (7,905)              -
               Maturities of investments                                                                   -          17,003
               Sales of investments                                                                   12,432               -
               Purchase of fixed assets                                                               (1,938)         (1,401)
               Capitalized software development costs                                                 (1,800)         (1,233)
               Acquisitions, net of cash acquired                                                          -         (25,000)
                                                                                                    ---------       ---------
                                      NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                789         (10,631)
                                                                                                    =========       =========
               FINANCING ACTIVITIES
               Borrowings                                                                                  -          20,000
               Exercise of stock options                                                                 952             811
               Employee stock purchase plan                                                              748             549
               Exercise of warrants                                                                        4               -
                                                                                                    ---------       ---------
                                      NET CASH PROVIDED BY FINANCING ACTIVITIES                        1,704          21,360
                                                                                                    =========       =========
               EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                              454             159
                                                                                                    ---------       ---------
               NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   (2,028)         14,221
               CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                         33,956          37,983
                                                                                                    ---------       ---------
               CASH AND CASH EQUIVALENTS, END OF PERIOD                                             $ 31,928        $ 52,204
                                                                                                    =========       =========

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART TO THESE UNAUDITED
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              ECLIPSYS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)

1. BASIS OF PRESENTATION

    The condensed consolidated financial statements include all adjustments that, in the opinion of management, are necessary for a fair presentation of the results for the periods presented. All such adjustments are considered of a normal recurring nature.
Quarterly results of operations are not necessarily indicative of annual results.

    Effective June 17, 1999, the Company completed a merger with MSI Solutions, Inc. and MSI Integrated Services, Inc. (collectively, "MSI"). The merger was accounted for as a pooling of interests and, accordingly, the condensed consolidated financial statements for the quarter ended March 31, 1999 has been retroactively restated as if the merger had occurred as of January 1, 1999.

    Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K dated March 29, 2000 and as amended April 28, 2000.

2. ACQUISITIONS

    The MSI acquisition discussed in Note 1 was accounted for as a pooling of interests, accordingly, all prior period amounts have been restated. A reconciliation between revenue and net loss as previously reported by the Company and as restated (unaudited) is as follows:


                                                                  FOR THE THREE
                                                                  MONTHS ENDED
                                                                 MARCH 31, 1999
                                                                 --------------
                                Revenue:
                                    As previously reported          $ 53,933
                                    MSI                                3,445
                                                                    ---------
                                    As restated                     $ 57,378
                                Net Loss:
                                    As previously reported          $ (1,265)
                                    MSI                                  472
                                                                    ---------
                                    As restated                     $   (793)
                                                                    =========


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

    The purchase price is composed of and allocated as follows (in thousands):


                 Cash                                       $  25,000
                 Liabilities assumed                            4,306
                                                            ----------
                                                               29,306

                 Current assets                                 9,830
                 Fixed assets                                     778
                                                            ----------
                                                               10,608
                                                            ----------
                 Identifiable intangible assets
                   (acquired technology)                    $  18,698
                                                            ==========


    As of March 31, 1999 the Company intended to dispose of Med Data. Effective July 1, 1999, the Company sold Med Data for total a sales price of $5.0 million in cash. The Company reduced the acquired technology originally recorded above in the purchase by $4.4 million, which represented the difference between the sales price and the net assets sold. No gain or loss was recorded.

    During the quarter ended March 31, 2000, the Company finalized the purchase price of Intelus. An increase of $3.3 million was recorded to acquired technology.

    Unaudited pro forma results of operations as if the aforementioned acquisitions had occurred on January 1, 1999 is as follows (in thousands except per share data):


                                                             THREE MONTHS
                                                             ENDED MARCH
                                                               31, 1999
                                                               --------
            Revenues                                           $60,869
            Net loss                                           $(1,232)
            Basic and diluted loss per share                   $ (0.04)


3. UNBILLED ACCOUNTS RECEIVABLE

    The current portion of unbilled accounts receivable were $21.0 million and $15.7 million as of March 31, 2000 and 1999, respectively, and are included in accounts receivable in the accompanying condensed consolidated balance sheet. The non-current portion of unbilled accounts receivable were $1.6 and $1.3 million as of March 31, 2000 and 1999, respectively, and are included in other assets in the accompanying condensed consolidated balance sheet.

4.    INVESTMENTS

    During the quarter ended March 31, 2000, the Company recorded a gain on its investment in Shared Medical Systems Corp (SMS) of approximately $4.5 million. The investment was made in connection with a proposed merger with SMS. The Company recorded transaction costs of approximately $50,000 related to the proposed merger with SMS which was not consummated.

    Additionally, during first quarter 2000, the Company recorded a charge of approximately $802,000 to write down an equity investment to its net realizable value, unrelated to the SMS investment.

5.    ECLIPSYS MERGER

    On March 30, 2000, the Company signed a merger agreement to be acquired by Neoforma.com Inc., (Neoforma) a California based, business-to-business e-commerce services provider in the medical products, supplies and equipment industry. The merger is subject to the approval of stockholders of both the Company and Neoforma and the consummation of certain other transactions (see Management's Discussion and Analysis). In connection with the transaction, Eclipsys stockholders will receive 1.344 shares of Neoforma common stock for each share of Eclipsys stock they own. In connection with the proposed merger, the Company recorded transaction costs of approximately $3.1 million during the quarter ended March 31, 2000.

     The Company and Neoforma are holding discussions regarding the mutually agreed termination of the Merger Agreement without the payment of a termination fee. There can be no assurances as to the outcome of these discussions, or the timing or terms of any termination if, any.

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

RESULTS OF OPERATIONS

SUMMARY

    Total revenues for the quarter ended March 31, 2000 increased 12.8% to $64.7 million compared with $57.4 million for the first quarter 1999.

    Total costs and expenses for the quarter ended March 31, 2000 increased 8.7% compared to the same period in 1999.

    These changes in revenues and expenses combined to decrease net loss for the quarter ended March 31, 2000 by 729.5% to net income of $5.0 million compared to the same period in 1999. Included in the reported quarterly results were acquisition related amortization of intangible assets and certain non-recurring charges of $5.6 million and $8.2 million for the quarter ended March 31, 2000 and 1999, respectively.

REVENUES

    System and services revenues increased 16.9% to $60.6 million for the first quarter of 2000 compared to the same period in 1999. The increase was primarily due to the inclusion of the results of operations of Intelus during the first quarter of 2000 and the performance of services related to new contracted business.

    Hardware revenues decreased 26.4% to $4.1 million for the first quarter of 2000 compared to the same period in 1999. The decrease was primarily due to decreased volume as a result of less hardware-intensive transactions.

EXPENSES

    Total cost of revenues increased 6.2% for the first quarter of 2000 compared to the same period in 1999. Increased costs of system, services and hardware associated with the growth in revenues were partially offset by a decrease in hardware costs.

    Marketing and sales expenses increased 19.5% for the first quarter of 2000 compared to the same period in 1999. The increase was primarily due to the addition of marketing and direct sales personnel.

    Total expenditures for research and development, including both capitalized and non-capitalized expenses increased 4.1% to $11.6 million for the first quarter 2000 compared to the same period in 1999. The increase was due primarily to continued development of an enterprise-wide, web enabled, client server platform solution. Research and development expenses capitalized for the first quarter of 2000 increased $567,000 compared to the same period in 1999. Increased capitalization was primarily the result of expenditures related to the development of an enterprise-wide, web enabled, client server platform solution that had reached technological feasibility.

    General and administrative expenses decreased 24.2% for the first quarter of 2000 compared to the same period in 1999. The decrease was primarily due to the reduction of administrative and finance personnel following the Company's restructuring that commenced in the second quarter of 1999.

    Depreciation and amortization decreased 3.5% for the first quarter of 2000 compared to the same period in 1999. The decrease for the quarter is primarily the result of the completion of the amortization of acquired technology from the Alltel acquisition partially offset by an increase in acquired technology amortization as a result of the Intelus acquisition.

    Transaction costs increased 404.9% for the first quarter of 2000 compared to the same period in 1999. The increase is primarily the result of costs associated with a proposed merger with Shared Medical Systems Corp (SMS) and Neoforma.com, Inc. (Neoforma).

    Other income during the first quarter of 2000 related to a gain on the Company's investment in SMS.

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

    Through March 31, 2000, revenues and operating profit attributable to the acquired in-process technology have not materially differed from the projections used in determining its value. Throughout 1999 and during the first quarter of 2000, the Company has continued the development of the in-process technology that was acquired in the transactions. To date, the Company is installing modules derived from the acquired in-process technology in various field trial sites and activated certain sites by the end of 1999. Additionally, the Company has begun to successfully market certain aspects of the technology to new and existing customers. The Company expects to continue releasing products derived from the technology through 2001. Management continues to believe the projections used reasonably estimate the future benefits attributable to the in-process technology. However, no assurance can be given that deviations from these projections will not occur.

    If these projects to develop commercial products based on the acquired in-process technology are not successfully completed, the sales and profitability of the Company may be adversely affected in future periods. Additionally, the value of other intangible assets may become impaired.

BALANCE SHEET

OTHER CURRENT ASSETS

    Other current assets decreased during the three months ended March 31, 2000 primarily due to the receipt of taxes withheld from employees by the Company's stock plan administrator which were remitted to the government during the same period.

CAPITALIZED SOFTWARE DEVELOPMENT COSTS

    Capitalized software development costs increased during the three months ended March 31, 2000 primarily due to the continued development of an enterprise-wide, web enabled, client server platform solution that had reached technological feasibility.

INTANGIBLE ASSETS

    Intangible assets decreased during the three months ended March 31, 2000 due to amortization.

OTHER ASSETS

    Other assets decreased during the three months ended March 31, 2000 primarily due to a write-down of an equity investment to its net realizable value.

DEFERRED REVENUE

    Deferred revenue decreased during the three months ended March 31, 2000 primarily due to the completion of certain implementations and milestones of various software license fee contracts.

OTHER CURRENT LIABILITIES

    Other current liabilities decreased during the three months ended March 31, 2000 primarily due to the timing of certain employee compensation related expenses.

LIQUIDITY AND CAPITAL RESOURCES

    During the three months ended March 31, 2000, the Company used $5.0 million in operations. Included in operations is approximately $10.5 million of annual employee compensation related liabilities paid during the first quarter. Investing activities provided $790,000 that was primarily the result of the gain on the SMS investment. Financing activities provided $1.7 million, primarily due to the exercise of stock options and the employee stock purchase plan.

    As of March 31, 2000, the Company had no amounts outstanding under its $50.0 million revolving credit facility.

    As of March 31, 2000, the Company had $31.9 million in cash and cash equivalents.

    Management believes that its available cash and cash equivalents, anticipated cash generated from its future operations and amounts available under the existing revolving credit facility will be sufficient to meet the Company's operating requirements for at least the next twelve months.

    Proposed Merger with Neoforma

    On March 30, 2000, the Company entered into a merger agreement with Neoforma.com, Inc. ("Neoforma"), pursuant to which the Company agreed to be acquired by Neoforma (the "Merger Agreement"). Subject to the terms and conditions of the Merger Agreement, the Company would become a wholly owned subsidiary of Neoforma, and each outstanding share of the Company's common stock will be converted into the right to receive 1.344 shares of Neoforma common stock. The transaction was structured to qualify as a tax-free reorganization and to be accounted for as a purchase. In addition, Neoforma and HEALTHvision, Inc. ("HEALTHvision"), entered into a merger agreement pursuant to which HEALTHvision would become a wholly owned subsidiary of Neoforma. Concurrently with the execution of the merger agreements, Neoforma entered into an Outsourcing and Operating Agreement with Novation, LLC, VHA, Inc. ("VHA"), University Healthsystem Consortium ("UHC"), and Healthcare Purchasing Partners International, LLC, and Common Stock and Warrant Agreements with VHA and UHC.

    Consummation of each of the above-referenced transactions is conditioned upon completion of each of the other transactions and the approval of the Neoforma stockholders. In addition, completion of the merger involving Neoforma and the Company requires the approval of the Company's stockholders.

    The Company and Neoforma are holding discussions regarding the mutually agreed termination of the Merger Agreement without the payment of a termination fee. In addition, Neoforma and HEALTHvision are holding discussions regarding the mutually agreed termination of the Merger Agreement without the payment of a termination fee. In connection with such potential terminations, the parties are discussing entering into commercial arrangements. There can be no assurances as to the outcome of these discussions, or the timing or terms of any termination, if any.

    See also "Legal Proceedings" in Item 1 of Part II of this report, which describes shareholder lawsuits related to the proposed merger with Neoforma.

PART II.

ITEM 1. LEGAL PROCEEDINGS

    In April 2000, the Company and the members of its Board of Directors were named as defendants in three shareholder lawsuits filed in the Court of Chancery of the State of Delaware, Ilene Silberman v. Eclipsys Corporation, et al.; Paul Minch v. Eclipsys Corporation, et al; and William York v. Eclipsys Corporation, et al. Each of the lawsuits seeks to enjoin or rescind the proposed merger with Neoforma.com, Inc. or to collect an unspecified amount of damages. Each of the lawsuits in general alleges that the members of the Company's Board of Directors have breached their fiduciary duties by approving the transaction with Neoforma.com, Inc. and that the consideration received by the Company's shareholders in connection with the transaction would be inadequate. The Company believes that the members of its Board of Directors have properly exercised their fiduciary duties and intends to defend these claims vigorously.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits: See Index to exhibits.

    (b) Reports on Form 8-K: The Company filed with the Securities and Exchange Commission a Current Report on Form 8-K on April 3, 2000, relating to the merger agreement with Neoforma.com, Inc., dated March 30, 2000.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              ECLIPSYS CORPORATION



Date:  May 15, 2000           /s/ Gregory L. Wilson
                              --------------------------------------------------
                              Gregory L. Wilson
                              Senior Vice President, Chief Financial Officer and
                              Treasurer

                              ECLIPSYS CORPORATION
                                  EXHIBIT INDEX

      EXHIBIT
        NO.                               DESCRIPTION
        ---                               -----------
         2           Agreement and Plan of Merger, dated as of March 30,2000, by and among the Registrant, Neoforma, and NeoIII Acquisition
                     Corp. (Incorporated by reference to the Registrant's
                     Current Report on Form 8-K dated March 30,
                     2000 (File No. 000-24539)
        27           Financial Data Schedule (for SEC use only)