Form 10-Q
period 2000-06-30
ECLIPSYS CORP
filed 2000-08-14
CIK 1034088

===============================================================================



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

                  FOR THE QUARTERLY PERIOD ENDED June 30, 2000

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


             CLASS                   SHARES OUTSTANDING AS OF JULY 15, 2000
             -----                   --------------------------------------
 Common Stock, $.01 par value                      36,735,297.
                                                   -----------

===============================================================================

                              ECLIPSYS CORPORATION
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2000

                                      INDEX


PART I.    Financial Information

Item 1.    Condensed Consolidated Balance Sheets - As of June 30, 2000 (unaudited) and December 31, 1999

           Condensed Consolidated Statements of Operations (unaudited) - For the Three and Six Months ended
           June 30, 2000 and 1999

           Condensed Consolidated Statements of Cash Flows (unaudited) - For the Six Months ended
           June 30, 2000 and  1999

           Notes to Condensed Consolidated Financial Statements (unaudited) - For the Three and Six Months ended
           June 30, 2000 and 1999

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II.   Other Information

Item 1.    Legal Proceedings

Item 2.    Changes in Securities

Item 6.    Exhibits and Reports on Form 8-K

PART I.

ITEM 1.

                              ECLISPSYS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
              AS OF JUNE 30, 2000 (UNAUDITED) AND DECEMBER 31, 1999
                                 (IN THOUSANDS)



                                                                                   JUNE 30, 2000               DECEMBER 31, 1999
                                                                          -----------------------------  -----------------------
ASSETS
Current assets:
  Cash and cash equivalents                                                       $      23,084                  $      33,956
  Accounts receivable, net                                                               76,941                         77,254
  Inventory                                                                                 526                            660
  Other current assets                                                                   11,914                         11,800
                                                                                  -------------                  -------------
TOTAL CURRENT ASSETS                                                                    112,465                        123,670

Fixed assets, net                                                                        15,536                         14,522
Capitalized software development costs, net                                              10,005                          7,944
Acquired technology, net                                                                 28,273                         33,161
Intangible assets, net                                                                   12,354                         16,858
Other assets                                                                              5,493                          6,780
                                                                                  -------------                  -------------
TOTAL ASSETS                                                                      $     184,126                  $     202,935
                                                                                  =============                  =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Deferred revenue                                                                $      43,759                  $      49,279
  Current portion of long-term debt                                                         790                              -
  Other current liabilities                                                              36,078                         41,288
                                                                                  -------------                  -------------
TOTAL CURRENT LIABILITIES                                                                80,627                         90,567

Deferred revenue                                                                          6,265                          8,803
Long-term debt                                                                            1,090                              -
Other long-term liabilities                                                               2,264                          2,264

STOCKHOLDERS' EQUITY
Common stock                                                                                367                            363
Unearned stock compensation                                                                (248)                          (320)
Additional paid-in capital                                                              256,709                        254,085
Accumulated other comprehensive loss                                                       (206)                          (327)
Accumulated deficit                                                                    (162,742)                      (152,500)
                                                                                  --------------                 --------------
Total stockholders' equity                                                               93,880                        101,301
                                                                                  -------------                  -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $     184,126                  $     202,935
                                                                                  =============                  =============

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              ECLIPSYS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                           THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                JUNE 30,                          JUNE 30,
                                                  ------------------------------------- ------------------------------
                                                        2000               1999             2000            1999
                                                        ----               ----             ----            ----
REVENUES
  Systems and services                                     $ 45,174           $ 57,856       $105,814        $109,736
  Hardware                                                    1,955              3,970          6,005           9,468
                                                  ------------------ ------------------ -------------- ---------------
TOTAL REVENUES                                               47,129             61,826        111,819         119,204

COSTS AND EXPENSES
  Cost of systems and services revenues                      35,818             32,380         68,095          61,142
  Cost of hardware revenues                                   1,525              3,343          4,801           8,013
  Marketing and sales                                         9,920              8,798         19,195          16,563
  Research and development                                    9,119             14,205         18,893          24,094
  General and administrative                                  2,593              3,040          4,919           6,105
  Depreciation and amortization                               3,668              3,887          7,322           7,731
  Stock compensation charge                                       -              1,005              -           1,005
  Restructuring charge                                            -              3,359              -           3,359
  Pooling and transaction costs                                   -              1,034          3,100           1,648
                                                  ------------------ ------------------ -------------- ---------------
TOTAL COSTS AND EXPENSES                                     62,643             71,051        126,325         129,660
                                                  ------------------ ------------------ -------------- ---------------
LOSS FROM OPERATIONS                                        (15,514)            (9,225)       (14,506)        (10,456)
Interest income, net                                            283                165            668             608
Other income, net                                                 -                  -          3,596               -
                                                  ------------------ ------------------ -------------- ---------------
NET LOSS                                                   $(15,231)          $ (9,060)      $(10,242)       $ (9,848)
                                                  ------------------ ------------------ -------------- ---------------

 BASIC AND DILUTED NET LOSS PER COMMON SHARE               $  (0.42)          $  (0.26)      $  (0.28)       $  (0.29)
                                                  ------------------ ------------------ -------------- ---------------


 BASIC AND DILUTED WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING                                         36,715             34,984         36,608          34,337
                                                  ------------------ ------------------ -------------- ---------------




         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              ECLIPSYS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                                 SIX MONTHS ENDED
                                                                                                      JUNE 30,
                                                                                ---------------------------------------------
                                                                                          2000                   1999
                                                                                ---------------------- ----------------------

OPERATING ACTIVITIES
Net Loss                                                                                     $(10,242)              $ (9,848)
Adjustments to reconcile net loss to net cash
Provided by (used in) operating activities:
            Depreciation and amortization                                                      17,772                 20,984
            Provision for bad debts                                                             1,720                  1,576
            Gain on sale of investment                                                         (4,462)                     -
            Write down of investments                                                             836                      -
            Write off of capitalized software development costs                                     -                  2,790
            Stock compensation expense                                                             72                  1,232
            Changes in operating assets and liabilities, net of acquisitions:
              Accounts receivable                                                              (2,555)                (7,124)
              Inventory                                                                           (16)                    11
              Other current assets                                                              1,414                 (1,218)
              Other assets                                                                        350                    116
              Deferred revenue                                                                 (9,115)                (5,934)
              Other current liabilities                                                        (8,465)                (7,365)
              Other liabilities                                                                     -                     (4)
                                                                                ---------------------- ----------------------
                       Total adjustments to reconcile net loss to net
                       cash provided by (used in) operating activities                         (2,449)                 5,064
                                                                                ---------------------- ----------------------
                            NET CASH USED IN OPERATING ACTIVITIES                             (12,691)                (4,784)
                                                                                ---------------------- ----------------------

INVESTING ACTIVITIES
Purchase of fixed assets                                                                       (3,935)                (4,339)
Purchase of investments                                                                        (7,905)                     -
Sale of investments                                                                            12,432                      -
Capitalized software development costs                                                         (3,402)                (3,047)
Acquisitions, net of cash acquired                                                                   -               (25,000)
                                                                                ---------------------- ----------------------
                            NET CASH USED IN INVESTING ACTIVITIES                              (2,810)               (32,386)
                                                                                ---------------------- ----------------------

FINANCING ACTIVITIES
Borrowings                                                                                      2,012                 20,000
Payments on borrowings                                                                           (132)               (20,000)
Exercise of stock options                                                                       1,132                  4,344
Employee stock purchase plan                                                                    1,492                  1,192
Distributions                                                                                       -                   (377)
Exercise of warrants                                                                                4                      -
                                                                                ---------------------- ----------------------
                            NET CASH PROVIDED BY FINANCING ACTIVITIES                           4,508                  5,159
                                                                                ---------------------- ----------------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
     CASH EQUIVALENTS                                                                             121                    136
                                                                                ---------------------- ----------------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                     (10,872)               (31,875)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                 33,956                 54,986
                                                                                ---------------------- ----------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                     $ 23,084               $ 23,111

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART TO THESE UNAUDITED
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              ECLIPSYS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)

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

     The purchase price is composed of and allocated as follows (in thousands):

             Cash                                                               $25,000
             Liabilities assumed                                                  4,306
                                                                            ------------
                                                                                 29,306

             Current assets                                                       9,830
             Fixed assets                                                           778
                                                                            ------------
                                                                                 10,608

                                                                            ------------
             Identifiable intangible assets
               (acquired technology)                                            $18,698


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

      Unaudited pro forma results of operations as if the aforementioned acquisitions had occurred on January 1, 1999 is as follows (in thousands except per share data):



                                                                         SIX MONTHS
                                                                        ENDED JUNE 30,
                                                                            1999
                                                                     --------------------
   Revenues                                                                    $122,695
   Net loss                                                                    $(10,287)
   Basic and diluted net loss per share                                          $(0.30)


3.    UNBILLED ACCOUNTS RECEIVABLE

      The current portion of unbilled accounts receivable were $19.1 million and $18.2 million as of June 30, 2000 and 1999, respectively, and are included in accounts receivable in the accompanying condensed consolidated balance sheet. The non-current portion of unbilled accounts receivable were $1.7 and $1.1 million as of June 30, 2000 and 1999, respectively, and are included in other assets in the accompanying condensed consolidated balance sheet.

4.    INVESTMENTS

      During the six months ended June 30, 2000, the Company recorded a gain on its investment in Shared Medical Systems Corp (SMS) of approximately $4.5 million. The investment was made in connection with a proposed merger with SMS. The Company recorded transaction costs of approximately $50,000 related to the proposed merger with SMS, which was not consummated.

      Additionally, during first quarter 2000, the Company recorded a charge of approximately $802,000 to write down an equity investment to its net realizable value, unrelated to the SMS investment.

5.    TERMINATION OF MERGER

      On March 30, 2000, the Company signed a merger agreement to be acquired by Neoforma.com Inc., (Neoforma) a California based, business-to-business e-commerce services provider in the medical products, supplies and equipment industry. The merger was subject to the approval of stockholders of both the Company and Neoforma and certain other transactions. In connection with the proposed merger, the Company recorded transaction costs of approximately $3.1million during the quarter ended March 31, 2000. During the second quarter of 2000, the Company and Neoforma agreed to terminate the Merger Agreement without the payment of a termination fee.

6.    NEW ACCOUNTING PRONOUNCEMENTS

      In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25" (FIN No.44). The interpretation provides guidance for certain issues relating to stock compensation, involving employees that arose in applying APB Opinion No. 25. The provisions of FIN No. 44 are effective July 1, 2000. Adoption of FIN 44 will have no effect on the Company's financial statements.

      In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" (SAB No. 101). SAB No. 101 summarizes certain of the SEC staff's view in applying generally accepted accounting principles to revenue recognition in financial statements. On June 26, 2000, the SEC staff issues SAB No. 101-B to provide registrants with additional time to implement guidance contained in SAB No. 101. SAB 101-B delays the implementation date of SAB No. 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The Company believes its revenue recognition policies are compliant with the Staff Accounting Bulletin.

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

      The Company was formed in December 1995 and has grown primarily through a series of strategic acquisitions as follows:


                                                                                   METHOD OF
      TRANSACTION                                                  DATE           ACCOUNTING
      -----------                                                 -------         ----------
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

RESULTS OF OPERATIONS

SUMMARY

      Total revenues for the quarter ended June 30, 2000 decreased 23.8% to $47.1 million compared with $61.8 million for the second quarter 1999. For the six months ended June 30, 2000, total revenues decreased 6.2% to $111.8 million compared to $119.2 million for the same period in 1999.

      Total costs and expenses for the quarter ended June 30, 2000 decreased 11.8% compared to the same period in 1999. For the six months ended June 30, 2000, total costs and expenses decreased 2.6% compared to the same period in 1999.

      These changes in revenues and expenses combined to increase net loss for the quarter ended June 30, 2000 by 68.1% to $(15.2) million compared to the same period in 1999. Included in the reported quarterly results were acquisition related amortization of intangible assets and certain non-recurring charges of $6.5 million and $16.9 million for the quarter ended June 30, 2000 and 1999, respectively.

      Year to date changes in revenues and expenses combined to increase net loss for the six months ended June 30, 2000 by 4.0% to $(10.2) million compared to the same period in 1999. Included in the reported six month net losses were acquisition related amortization of intangible assets and certain non-recurring charges recorded in connection with the acquisitions of $12.1 million and $25.0 million for the six months ended June 30, 2000 and 1999, respectively.

REVENUES

      System and services revenues decreased 21.9% to $45.2 million for the second quarter of 2000 compared to the same period in 1999 and 3.6% to $105.8 million for the six months ended June 30, 2000 compared to the same period in 1999. The decrease was primarily due to the completion of certain projects that were in process during 1999 and recognized using the percentage of completion method over the implementation period. Implementation periods generally range from 12 to 24 months.

      Hardware revenues decreased 50.8% to $2.0 million for the second quarter of 2000 compared to the same period in 1999 and 36.6% to $6.0 million for the six months ended June 30, 2000 compared to the same period in 1999. The decrease was primarily due to decreased volume as a result of less hardware-intensive transactions.

EXPENSES

      Total cost of revenues increased 4.5% for the second quarter of 2000 compared to the same period in 1999 and 5.4% for the six months ended June 30, 2000 compared to the same period in 1999. Increased costs of system and services were partially offset by a decrease in hardware costs associated with the decrease in hardware sales. System and services costs increased primarily due to increased third party royalties associated with revenue recognized during the period.

      Marketing and sales expenses increased 12.8% for the second quarter of 2000 compared to the same period in 1999 and 15.9% for the six months ended June 30, 2000 compared to the same period in 1999. The increase was primarily due to an increase in commissions as the result of new contracted business for the quarter and the six months ended June 30, 2000.

      Total expenditures for research and development, including both capitalized and non-capitalized expenses decreased 33.1% to $10.7 million for the second quarter 2000 compared to the same period in 1999 and 17.9% to $22.3 million for the six months ended June 30, 2000 compared to the same period in 1999. The decrease was due primarily to a write-off of $2.8 million of capitalized software development costs related to duplicate products with no alternative future use due to the acquisition of MSI in 1999 and the realization of integration synergies. Research and development expenses capitalized for the second quarter of 2000 decreased $212,000 compared to the same period in 1999 and increased $355,000 for the six months ended June 30, 2000 compared to the same period in 1999. The changes in capitalization were primarily the result of the completion of certain projects related to the development of an enterprise-wide, web enabled, client server platform solution at the end of the first quarter of 2000.

      General and administrative expenses decreased 14.7% for the second quarter of 2000 compared to the same period in 1999 and 19.4% for the six months ended June 30, 2000 compared to the same period in 1999. The decrease was primarily due to the reduction of administrative and finance personnel following the Company's restructuring that commenced in the second quarter of 1999.

      Depreciation and amortization decreased 5.6% for the second quarter of 2000 compared to the same period in 1999 and 5.3% for the six months ended June 30, 2000 compared to the same period in 1999. The decrease is primarily the result of the full depreciation of fixed assets and a decrease in the purchase of fixed assets during the quarter and six months ended June 30, 2000.

      Stock compensation and restructuring charges incurred during the second quarter of 1999 were non-recurring in nature.

      Pooling and transaction costs decreased 100% for the second quarter of 2000 compared to the same period in 1999 and increased 88.0% for the six months ended June 30, 2000 compared to the same period in 1999. Pooling and transaction costs incurred during the quarter and six months ended June 30, 1999 were related to the poolings of PowerCenter and MSI. The increase during the six months ended June 30, 2000, is primarily the result of costs associated with proposed transactions with Shared Medical Systems Corp (SMS) and Neoforma.com, Inc. (Neoforma).

      Other income recorded during the six months ended June 30, 2000 related to a gain on the Company's investment in SMS during the first quarter of 2000. See notes to the unaudited condensed consolidated financial statements.

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

      Through June 30, 2000, revenues and operating profit attributable to the acquired in-process technology have not materially differed from the projections used in determining its value. Throughout 1999 and during the first six months of 2000, the Company has continued the development of the in-process technology that was acquired in the transactions. To date, the Company is installing modules derived from the acquired in-process technology in various field trial sites and activated certain sites by the end of 1999. Additionally, the Company has begun to successfully market certain aspects of the technology to new and existing customers. The Company expects to continue releasing products derived from the technology through 2001. Management continues to believe the projections used reasonably estimate the future benefits attributable to the in-process technology. However, no assurance can be given that deviations from these projections will not occur.

      If these projects to develop commercial products based on the acquired in-process technology are not successfully completed, the sales and profitability of the Company may be adversely affected in future periods. Additionally, the value of other intangible assets may become impaired.

BALANCE SHEET

CAPITALIZED SOFTWARE DEVELOPMENT COSTS

      Capitalized software development costs increased during the six months ended June 30, 2000 primarily due to the continued development of an enterprise-wide, web enabled, client server platform solution that had reached technological feasibility.

ACQUIRED TECHNOLOGY

      Acquired technology decreased during the six months ended June 30, 2000 primarily due to amortization partially offset by the final purchase price adjustment for Intelus.

INTANGIBLE ASSETS

      Intangible assets decreased during the six months ended June 30, 2000 due to amortization.

OTHER ASSETS

      Other assets decreased during the six months ended June 30, 2000 primarily due to a write-down of an equity investment to its net realizable value.

DEFERRED REVENUE

      Deferred revenue decreased during the six months ended June 30, 2000 primarily due to the completion of certain implementations and milestones of various software license fee contracts and the timing of software maintenance billings.

OTHER CURRENT LIABILITIES

      Other current liabilities decreased during the six months ended June 30, 2000 primarily due to the timing of certain employee compensation related expenses.

LIQUIDITY AND CAPITAL RESOURCES

      During the six months ended June 30, 2000, the Company used $12.7 million in operations. Included in operations is approximately $10.5 million of annual employee compensation related liabilities paid during the first quarter and $3.1 million related to transaction costs paid during the second quarter. Investing activities used $2.8 million for the purchase of fixed assets and the funding of development costs partially offset by the sale of investments. Financing activities provided $4.5 million, due to the assumption of a note payable, exercise of stock options and the employee stock purchase plan.

      As of June 30, 2000, the Company had no amounts outstanding under its $50.0 million revolving credit facility.

      As of June 30, 2000, the Company had $23.1 million in cash and cash equivalents.

      Management believes that its available cash and cash equivalents, anticipated cash generated from its future operations and amounts available under the existing revolving credit facility will be sufficient to meet the Company's operating requirements for at least the next twelve months.

PART II.

ITEM 1. LEGAL PROCEEDINGS


      In April 2000, the Company and the members of its Board of Directors were named as defendants in three shareholder lawsuits filed in the Court of Chancery of the state of Delaware, Ilene Silberman v. Eclipsys Corporation, et al; Paul Minch v. Eclipsys Corporation, et al; and William York v. Eclipsys Corporation, et al. Each of the lawsuits seeks to enjoin or rescind the proposed merger with Neoforma.com, Inc. or to collect an unspecified amount of damages. Each of the lawsuits in general alleged that the members of the Company's Board of Directors had breached their fiduciary duties by approving the transaction with Neoforma.com, Inc. and that the consideration received by the Company's shareholders in connection with the transaction would be inadequate. The Company believes that the members of its Board of Directors properly exercised their fiduciary duties. During the second quarter of 2000, the Company and Neoforma agreed to terminate the merger agreement without the payment of a termination fee. In July 2000, the plaintiffs in each of these cases voluntarily dismissed these stockholder lawsuits.

ITEM 2. CHANGES IN SECURITIES

      On July 26, 2000, the Board of Directors of the Company declared a dividend of one Right for each outstanding share of the Company's Common Stock to stockholders of record at the close of business on August 9, 2000. Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock, $.01 par value per share, at a Purchase Price of $65.00 in cash, subject to adjustment. The Rights will initially trade together with the Eclipsys Common Stock and will not be exercisable. If a person or group (other than an exempt person) acquires 15% or more of the outstanding shares of Eclipsys Common Stock, the Rights generally will become exercisable and allow the holder (other than the 15% purchaser) to purchase shares of Eclipsys Common Stock at a 50% discount to the market price. The effect will be to discourage acquisitions of 15% or more of Eclipsys Common Stock without negotiations with the Board. The terms of the Rights are set forth in a Rights Agreement dated as of July 26, 2000 (the "Rights Agreement") between the Company and Fleet National Bank, as Rights Agent. A copy of the Rights Agreement has been filed with the Securities and Exchange Commission as an Exhibit to the Company's Current Report on Form 8-K dated August 8, 2000. This summary does not purport to be complete and is qualified in its entirety by reference to the Rights Agreement.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibits: See Index to exhibits.

   (b) Reports on Form 8-K: Filed with the Securities and Exchange Commission on April 3, 2000

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            ECLIPSYS CORPORATION



Date: August 14, 2000       /s/ Gregory L.Wilson
                            ---------------------------------------------------
                            Gregory L. Wilson
                            Senior Vice President, Chief Financial Officer and
                            Treasurer

                              ECLIPSYS CORPORATION
                                 EXHIBIT INDEX


   EXHIBIT
     NO.                                           DESCRIPTION
     --                                            -----------

     10       2000 Stock Incentive Plan
     27       Financial Data Schedule (for SEC use only)