Form 10-Q
period 2000-09-30
ECLIPSYS CORP
filed 2000-11-14
CIK 1034088

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

                FOR THE QUARTERLY PERIOD ENDED September 30, 2000

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


                            CLASS                                      SHARES OUTSTANDING AS OF OCTOBER 27, 2000
                            -----                                      -----------------------------------------
                Common Stock, $.01 par value                                           36,999,537
                                                                                       ----------

================================================================================

                              ECLIPSYS CORPORATION

                                    FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000

                                      INDEX

PART I.            Financial Information

Item 1.            Condensed Consolidated Balance Sheets (unaudited) - As of September 30, 2000 and December 31, 1999

                   Condensed Consolidated Statements of Operations (unaudited) - For the Three and Nine Months ended
                   September 30, 2000 and 1999

                   Condensed Consolidated Statements of Cash Flows (unaudited) - For the Nine Months ended
                   September 30, 2000 and 1999

                   Notes to Condensed Consolidated Financial Statements (unaudited) - For the Three and Nine Months ended
                   September 30, 2000 and 1999

Item 2.            Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II.           Other Information

Item 2.            Changes in Securities

Item 6.            Exhibits and Reports on Form 8-K

PART I.

ITEM 1.

                              ECLIPSYS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
           (UNAUDITED) AS OF SEPTEMBER 30, 2000 AND DECEMBER 31, 1999
                                 (IN THOUSANDS)


                                                                                      SEPTEMBER 30, 2000         DECEMBER 31, 1999
                                                                                      ------------------         -----------------
                   ASSETS
                   Current assets:
                     Cash and cash equivalents                                           $    17,900                $    33,956
                     Accounts receivable, net                                                 63,739                     77,254
                     Inventory                                                                   437                        660
                     Other current assets                                                     10,096                     11,800
                                                                                         -----------                -----------
                   Total current assets                                                       92,172                    123,670

                   Fixed assets, net                                                          15,697                     14,522
                   Capitalized software development costs, net                                10,836                      7,944
                   Acquired technology, net                                                   23,993                     33,161
                   Intangible assets, net                                                     10,077                     16,858
                   Other assets                                                                8,286                      6,780

                                                                                        ------------               ------------
                   TOTAL ASSETS                                                          $   161,061                $   202,935
                                                                                         ===========                ===========

                   LIABILITIES AND STOCKHOLDERS' EQUITY
                   Current liabilities:
                     Deferred revenue                                                    $    45,294                $    49,279
                     Current portion of long-term debt                                           551                          -
                     Other current liabilities                                                30,865                     41,288
                                                                                         -----------                -----------
                   Total current liabilities                                                  76,710                     90,567

                   Deferred revenue                                                            5,083                      8,803
                   Long-term debt                                                              1,177                          -
                   Other long-term liabilities                                                 1,870                      2,264

                   STOCKHOLDERS' EQUITY
                     Common stock                                                                368                        363
                     Unearned stock compensation                                                (212)                      (320)
                     Additional paid-in capital                                              257,336                    254,085
                     Accumulated other comprehensive loss                                       (243)                      (327)
                     Accumulated deficit                                                    (181,028)                  (152,500)
                                                                                         ------------               ------------
                   Total stockholders' equity                                                 76,221                    101,301

                                                                                         ------------               ------------
                   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $   161,061                $   202,935
                                                                                         ============               ============


         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              ECLIPSYS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                             THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                               SEPTEMBER 30,                 SEPTEMBER 30,
                                                                       ------------------------------------------------------------
                                                                            2000            1999          2000          1999
                                                                            ----            ----          ----          ----
REVENUES
  Systems and services                                                      $  47,882      $   58,361    $ 153,697      $168,097
  Hardware                                                                      2,731           6,469        8,736        15,937
                                                                             ----------     -----------  -----------    --------
TOTAL REVENUES                                                                 50,613          64,830      162,433       184,034

COSTS AND EXPENSES
  Cost of systems and services revenues                                        40,707          32,168      108,799        93,375
  Cost of hardware revenues                                                     2,167           5,408        6,968        13,421
  Marketing and sales                                                           9,947           9,587       29,143        26,150
  Research and development                                                      9,208          10,055       28,102        34,149
  General and administrative                                                    3,316           2,929        8,231         9,033
  Depreciation and amortization                                                 3,781           4,063       11,107        11,734
  Stock compensation charge                                                         -             982            -         1,987
  Restructuring charge                                                          1,198           1,774        1,198         5,133
  Pooling and transaction costs                                               (1,200)               -        1,900         1,648
                                                                             ----------     -----------  -----------    --------
TOTAL COSTS AND EXPENSES                                                       69,124          66,966      195,448       196,630
                                                                             ----------     -----------  -----------    --------
LOSS FROM OPERATIONS                                                         (18,511)         (2,136)     (33,015)      (12,596)
Interest income, net                                                              223             337          891           945
Other income, net                                                                   -               -        3,596             -
NET LOSS                                                                   $ (18,288)      $  (1,799)    $(28,528)     $(11,651)
                                                                             ==========     ===========  ===========    ========

 BASIC AND DILUTED NET LOSS PER COMMON SHARE                               $   (0.50)      $   (0.05)    $  (0.78)     $  (0.34)
                                                                             ==========     ===========  ===========    ========

 BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
                                                                               36,829          35,479       36,672        34,575
                                                                             ----------     -----------  -----------    --------



         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              ECLIPSYS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                      NINE MONTHS ENDED
                                                                                                         SEPTEMBER 30,
                                                                                                    ---------------------

                                                                                                  2000                1999
                                                                                               ----------          ----------

 OPERATING ACTIVITIES
 Net Loss                                                                                      $ (28,528)        $  (11,651)
 Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
             Depreciation and amortization                                                         27,019             31,747
             Provision for bad debts                                                                2,705              1,576
             Write down of accounts receivable                                                      9,400                  -
             Gain on sale of investment                                                           (4,462)                  -
             Write down of investments                                                                802                  -
             Write off of capitalized software development costs                                        -              2,790
             Stock compensation expense                                                               108              2,250
             Changes in operating assets and liabilities, net of acquisitions:
               Accounts receivable                                                                    262            (6,231)
               Inventory                                                                            (102)                 91
               Other current assets                                                                 2,900            (1,447)
               Other assets                                                                       (2,444)                289
               Deferred revenue                                                                   (8,762)            (8,406)
               Other current liabilities                                                         (13,679)            (6,340)
               Other liabilities                                                                    (394)                (5)
                                                                                               ----------         ----------

                        Total adjustments to reconcile net loss to net
                        cash (used in) provided by operating activities                            13,353             16,314
                                                                                               ----------         ----------
                             NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                 (15,175)              4,663
                                                                                               ----------         ----------

 INVESTING ACTIVITIES
   Purchase of fixed assets                                                                       (5,571)            (5,698)
   Purchase of investments                                                                        (7,905)                  -
   Sale or maturity of investments                                                                 12,432             17,003
   Capitalized software development costs                                                         (4,905)            (4,847)
   Acquisitions, net of cash acquired                                                                   -           (25,000)
   Proceeds from sale of business                                                                       -              5,000
                                                                                               ----------         ----------
                             NET CASH USED IN INVESTING ACTIVITIES                                (5,949)           (13,542)
                                                                                               ----------         ----------

 FINANCING ACTIVITIES
   Borrowings                                                                                       2,012             20,000
   Payments on borrowings                                                                           (284)           (20,000)
   Exercise of stock options                                                                        1,760              5,905
   Employee stock purchase plan                                                                     1,492              1,893
   Distributions                                                                                        -              (377)
   Exercise of warrants                                                                                 4                  -
                                                                                               ----------         ----------
                             NET CASH PROVIDED BY FINANCING ACTIVITIES                              4,984              7,421
                                                                                               ----------         ----------

 EFFECT OF EXCHANGE RATES ON CASH AND
      CASH EQUIVALENTS                                                                                 84                 20
                                                                                               ----------         ----------

 NET DECREASE IN CASH AND CASH EQUIVALENTS                                                       (16,056)            (1,438)

 CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                    33,956             37,983
                                                                                               ----------         ----------
 CASH AND CASH EQUIVALENTS, END OF PERIOD                                                      $   17,900         $   36,545
                                                                                               ==========         ==========


         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART TO THESE UNAUDITED
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              ECLIPSYS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)

1.  BASIS OF PRESENTATION

     The condensed consolidated financial statements include all adjustments that, in the opinion of management, are necessary for a fair presentation of the results for the periods presented. All such adjustments are considered of a normal recurring nature. Quarterly results of operations are not necessarily indicative of annual results.

     Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K filed March 29, 2000 and as amended April 28, 2000.

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

     The purchase price was composed of and allocated as follows (in thousands):


                     Cash                                          $25,000
                     Liabilities assumed                             4,306
                                                                   -------
                                                                    29,306

                     Current assets                                  9,830
                     Fixed assets                                      778
                                                                   -------
                                                                    10,608
                                                                   -------
                     Identifiable intangible assets               $ 18,698
                       (acquired technology)                      ========


     As of March 31, 1999 the Company intended to dispose of Med Data. Effective July 1, 1999, the Company sold Med Data for $5.0 million in cash. In connection with the transaction, the Company reduced the acquired technology (disclosed in the table above) by $4.4 million, which represented the difference between the sales price and the tangible net assets sold. No gain or loss was recorded.

     During the quarter ended March 31, 2000, the Company finalized the purchase price allocation related to the Intelus acquisition. As a result, the Company recorded an increase of $3.3 million to acquired technology (disclosed in the table above).

     Unaudited pro forma results of operations as if the aforementioned acquisitions had occurred on January 1, 1999 is as follows (in thousands except per share data):

                                                                 NINE MONTHS
                                                                ENDED SEPT 30,
                                                                     1999
                                                               ----------------
             Revenues                                           $ 187,525
             Net loss                                           $ (12,090)
             Basic and diluted net loss per share               $   (0.35)

3.   ACCOUNTS RECEIVABLE

     The current portion of unbilled accounts receivable was $13.5 million and $15.3 million as of September 30, 2000 and December 31, 1999, respectively, and is included in accounts receivable in the accompanying condensed consolidated balance sheets. The non-current portion of unbilled accounts receivable was $4.7 million and $1.4 million as of September 30, 2000 and December 31, 1999, respectively, and is included in other assets in the accompanying condensed consolidated balance sheets.

During the quarter ended September 30, 2000, the Company recorded a charge totaling $9.4 million in connection with the write down of certain receivables related to contracts assumed in acquisitions.



4.         INVESTMENTS

     During the quarter ended March 31, 2000, the Company recorded a gain on its investment in Shared Medical Systems Corp. ("SMS") of approximately $4.5 million. The investment was made in connection with a proposed merger with SMS that was not consummated. In connection with the proposed merger, the Company recorded transaction costs of approximately $50,000.

     Additionally, during first quarter 2000, the Company recorded a charge of approximately $802,000 to write down certain equity securities to their net realizable value.

5.         TERMINATION OF MERGER

On March 30, 2000, the Company signed an agreement to merge with Neoforma.com, Inc. ("Neoforma"), a California-based, business-to-business e-commerce services provider in the medical products, supplies and equipment industry. The merger was subject to the approval of stockholders of both the Company and Neoforma and certain other conditions. During the quarter ended June 30, 2000, the Company and Neoforma agreed to terminate the Merger Agreement without the payment of a termination fee. Transaction costs incurred in connection with the proposed merger were approximately $1.9 million.

6.         CHANGES IN SECURITIES

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

7.         NEW ACCOUNTING PRONOUNCEMENTS

     In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25" ("FIN 44"). The interpretation provides guidance for certain issues relating to stock compensation involving employees that arose in applying APB Opinion No. 25. The provisions of FIN 44 were effective July 1, 2000. The adoption of FIN 44 has had no effect on the Company's financial statements.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB No. 101"). SAB No. 101 summarizes certain of the SEC staff's view in applying generally accepted accounting principles to revenue recognition in financial statements. On June 26, 2000, the SEC staff issued SAB No. 101-B to provide registrants with additional time to implement guidance contained in SAB No. 101. SAB 101-B delays the implementation date of SAB No. 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The Company believes its revenue recognition policies are compliant with the Staff Accounting Bulletin.

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

OVERVIEW

     Eclipsys Corporation ("Eclipsys" or the "Company") is a healthcare information technology company delivering solutions that enable healthcare providers to achieve improved clinical, financial and administrative outcomes. The Company offers an integrated suite of core products in seven functional areas - clinical management, access management, patient financial management, health information management, strategic decision support, resource planning management and enterprise application integration. These products can be purchased in combination to provide an enterprise-wide solution or individually to address specific needs. Eclipsys' products have been designed specifically to deliver a measurable impact on outcomes, enabling Eclipsys' customers to quantify clinical benefits and return on investment in a precise and timely manner. Eclipsys' products can be integrated with a customer's existing information systems, which Eclipsys believes reduces overall cost of ownership and increases the attractiveness of its products. Eclipsys also provides outsourcing, remote hosting and networking services to assist customers in meeting their healthcare information technology requirements. Eclipsys markets its products primarily to large hospitals, academic medical centers and integrated health networks. To provide direct and sustained customer contact, Eclipsys maintains decentralized sales, implementation and customer support teams in each of its five North American regions.

     The Company was formed in December 1995 and has grown primarily through a series of strategic acquisitions as follows:

                                                                                         METHOD OF
          TRANSACTION                                                       DATE        ACCOUNTING
          -----------                                                    ---------  --------------
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

     For any acquisitions accounted for using the purchase method of accounting, the condensed consolidated financial statements of the Company reflect the financial results of the purchased entities from the respective dates of the purchase. For all transactions accounted for using the pooling of interests method, the Company's condensed consolidated financial statements have been retroactively restated as if the transactions had occurred as of the beginning of the earliest period presented.

RESULTS OF OPERATIONS

SUMMARY

     Total revenues for the quarter ended September 30, 2000 decreased 21.9% to $50.6 million compared with $64.8 million for the third quarter 1999. For the nine months ended September 30, 2000, total revenues decreased 11.7% to $162.4 million compared to $184.0 million for the same period in 1999.

     Total costs and expenses for the quarter ended September 30, 2000 increased 3.2% compared to the same period in 1999. For the nine months ended September 30, 2000, total costs and expenses decreased 0.6% compared to the same period in 1999.

     These changes in revenues and expenses combined to increase the net loss for the quarter ended September 30, 2000 by 916.6% to ($18.3) million, compared to the same period in 1999. Included in the reported quarterly results were certain acquisition related and non-recurring charges of $16.6 million and $11.1 million for the quarter ended September 30, 2000 and 1999, respectively.

     Year to date changes in revenues and expenses combined to increase net loss for the nine months ended September 30, 2000 by 144.9% to ($28.5) million compared to the same period in 1999. Included in the reported nine month net losses were certain acquisition related and non-recurring charges of $28.6 million and $36.2 million for the nine months ended September 30, 2000 and 1999, respectively.

REVENUES

     Systems and services revenues decreased 18.0% to $47.9 million for the third quarter of 2000 compared to the same period in 1999 and 8.6% to $153.7 million for the nine months ended September 30, 2000 compared to the same period in 1999. The decrease was due to the factors discussed below.

     Prior to 2000, the Company primarily entered into multi-element licensing arrangements which were accounted for under the percentage-of-completion basis in which revenues were recognized over the implementation period which typically ranged from 12 to 24 months where payments for a majority of these contracts were based on contractual milestones over the term of the implementation. In 2000, the Company began to enter into contracts under multi-element bundled arrangements that provide for payment terms on a monthly or annual basis over the term of the contracts which range from 5 to 10 years. Revenue under these arrangements is generally recognized on a monthly basis over the term of the agreements. As a result of the change in the Company's business model related to the new contracting method, the Company experienced a decrease in its revenue in 2000.

     In connection with its prior acquisitions, the Company inherited certain contracts that were below the Company's normal margins with respect to the cost of the required implementation services. As a result, revenues were adversely impacted as the Company continued to honor its commitments under these contracts which negatively impacted its operating results. To address this problem, the Company is attempting to increase billings on future work for these customers and has consolidated its research and development and implementation functions to reduce costs and enhance the product delivery process.

     In addition, the Company's proposed transactions with SMS and Neoforma.com resulted in a significant diversion of management's time and attention which adversely affected revenues.

     The Company's change in its business model and issues associated with contracts assumed in acquisitions have negatively impacted operating results to date. The Company expects to improve its operating results as it completes its obligations under contracts assumed in prior acquisitions or increases billings under these contracts. Additionally, the Company expects future operating results will improve as it gains market acceptance of its new business model with respect to new contracts and obtains cost reductions as a result of the restructure of its implementation and research and development functions.

     Hardware revenues decreased 57.8% to $2.7 million for the third quarter of 2000 compared to the same period in 1999 and 45.2% to $8.7 million for the nine months ended September 30, 2000 compared to the same period in 1999. The decrease was primarily due to decreased volume of hardware sales as a result of less hardware-intensive transactions.

EXPENSES

     Total cost of revenues increased 14.1% to $42.9 million, or 84.7% of total revenues, for the third quarter of 2000 compared to the same period in 1999 and 8.4% to $115.8 million, or 71.3% of total revenues, for the nine months ended September 30, 2000 compared to the same period in 1999. Increased costs of system and services revenues were partially offset by a decrease in costs of hardware revenues. Systems and services costs increased as a result of higher royalty related expenses associated with revenue recognized during the period, an increased level of outsourcing revenue and associated expenses, and a charge of $8.7 million during the quarter ended September 30, 2000, to write-down certain receivables related to contracts assumed in acquisitions. Furthermore, the Company recorded a charge of $.7 million for other costs related to finalizing its acquisition integrations. These amounts were offset by decreased amortization of acquired technology in connection with certain acquisitions done in prior years.

     Marketing and sales expenses increased 3.8% to $9.9 million, or 19.7% of total revenues, for the third quarter of 2000 compared to the same period in 1999 and 11.4% to $29.1 million, or 17.9% of total revenues, for the nine months ended September 30, 2000 compared to the same period in 1999. The increase was primarily due to an increase in commissions as the result of an increase in new contracted business for the quarter and the nine months ended September 30, 2000.

     Total expenditures for research and development, including both capitalized and non-capitalized expenses decreased 4.0% to $11.4 million, or 22.5% of total revenues, for the third quarter 2000 compared to the same period in 1999 and 10.0% to $35.0 million, or 21.6% of total revenues, for the nine months ended September 30, 2000 compared to the same period in 1999. The decrease was due primarily to a write-off of $2.8 million of capitalized software development costs related to duplicate products with no alternative future use due to the acquisition of MSI in 1999 and the realization of integration synergies. Research and development expenses capitalized for the third quarter of 2000 decreased $.3 million compared to the same period in 1999 and were relatively level for the nine months ended September 30, 2000 as compared to the same period in 1999. The decrease in capitalized research and development expenses for the quarter ended September 30, 2000 was primarily the result of the completion of development and release of its Sunrise Clinical Manager product and certain other products at the end of the first quarter of 2000.

     General and administrative expenses increased 13.2% to $3.3 million, or 6.6% of total revenues, for the third quarter of 2000 compared to the same period in 1999 and decreased by 8.9% to $8.2 million, or 5.1% of total revenues, for the nine months ended September 30, 2000 compared to the same period in 1999. The decrease for the nine months was primarily due to the Company's restructuring plans that were completed in late 1999 and 2000. This was partially offset by a $.7 million write-down of receivables during the three months ended September 30, 2000.

     Depreciation and amortization decreased 6.9% to $3.8 million, or 7.5% of total revenues, for the third quarter of 2000 compared to the same period in 1999 and 5.3% to $11.1, or 6.8% of total revenues, for the nine months ended September 30, 2000 compared to the same period in 1999. The decrease is primarily the result of certain fixed assets becoming fully depreciated, partially offset by depreciation related to purchases of fixed assets during the quarter and nine months ended September 30, 2000.

     During the quarter ended June 30, 1999, the Company initiated a restructuring of its operations. The restructuring was completed during the quarter ended September 30, 1999 and resulted in a charge totaling $5.1 million related to the closing of duplicate facilities and the termination of certian employees.

     During the quarter ended September 30, 2000, the Company initiated and completed a restructure of its operations. The restructure rationalized employee headcount following the finalization of its integration of its acquisitions. Additionally, the Company consolidated its research and development and implementation functions. Charges in connection with this restructuring plan totaled $1.2 million.

     Pooling and transaction costs for the third quarter of 2000 reflected a benefit of ($1.2) million, or (2.4%) of total revenues, compared to $0 for the same period in 1999 and increased 15.3% to $1.9 million, or 1.7% of total revenues, for the nine months ended September 30, 2000 compared to the same period in 1999. The ($1.2) million benefit in pooling and transaction costs was the result of the Company's ability to negotiate favorable reductions in certain costs recorded in the quarter ended March 31, 2000. Pooling and transaction costs incurred during the quarter and nine months ended September 30, 1999 were related to the poolings of PowerCenter and MSI. The transaction costs during the three and nine months ended September 30, 2000, are primarily the result of costs associated with proposed transactions with Shared Medical Systems Corp.
(SMS) and Neoforma.com, Inc. (Neoforma).

     Other income recorded during the nine months ended September 30, 2000 related to a gain on the Company's investment in SMS during the first quarter of 2000. (See notes to the unaudited condensed consolidated financial statements.)

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

     Through September 30, 2000, revenues and operating profit attributable to the acquired in-process technology have not materially differed from the projections used in determining its value. Throughout 1999 and during the first nine months of 2000, the Company has continued the development of the in-process technology that was acquired in the transactions. To date, the Company is installing modules derived from the acquired in-process technology in various field trial sites and activated certain sites by the end of 1999. Additionally, the Company has begun to successfully market certain aspects of the technology to new and existing customers. The Company expects to continue releasing products derived from the technology through 2001. Management continues to believe the projections used reasonably estimate the future benefits attributable to the in-process technology. However, no assurance can be given that deviations from these projections will not occur.

     If these projects to develop commercial products based on the acquired in-process technology are not successfully completed, the sales and profitability of the Company may be adversely affected in future periods. Additionally, the value of other intangible assets may become impaired.

BALANCE SHEET

ACCOUNTS RECEIVABLE

     Accounts receivable decreased primarily as a result of a charge recorded in the quarter ended September 30, 2000 related to the write-down of certain receivables associated with contracts assumed in acquisitions.

CAPITALIZED SOFTWARE DEVELOPMENT COSTS

     Capitalized software development costs increased during the nine months ended September 30, 2000 primarily due to the continued development of an enterprise-wide, web-enabled, client server platform solution that had reached technological feasibility.

ACQUIRED TECHNOLOGY

     Acquired technology decreased during the nine months ended September 30, 2000 primarily due to amortization partially offset by the final purchase price adjustment for Intelus.

INTANGIBLE ASSETS

     Intangible assets decreased during the nine months ended September 30, 2000 due to amortization.

OTHER ASSETS

     Other assets increased during the nine months ended September 30, 2000 primarily due to higher unbilled revenue under long-term contracts partially offset by a write-down of its investment in certain equity securities to their net realizable value.

DEFERRED REVENUE

     Deferred revenue decreased during the nine months ended September 30, 2000 primarily due to revenues earned under certain contractual arrangements.

OTHER CURRENT LIABILITIES

     Other current liabilities decreased during the nine months ended September 30, 2000 primarily due to the timing of certain employee compensation related expenses.

LIQUIDITY AND CAPITAL RESOURCES

     During the nine months ended September 30, 2000, the Company used $15.2 million in operations. Included in operations is approximately $10.5 million of annual employee compensation related liabilities paid during the first quarter. Investing activities used $5.9 million for the purchase of fixed assets and the funding of development costs partially offset by the sale of investments. Financing activities provided $5.0 million, due to borrowings under an equipment financing arrangement, exercise of stock options and the employee stock purchase plan.

     During October 2000, the Company amended its revolving credit facility. The amendment extended the agreement through May 2002, changed the maximum borrowings to $30.0 million and revised certain other provisions of the facility. Under the amended facility, available borrowings are based on accounts receivable, as defined and certain other criteria. As of September 30, 2000, the Company's available borrowings under the facility were approximately $16.4 million. There were no outstanding borrowings under the facility as of September 30, 2000.

     As of September 30, 2000, the Company had $17.9 million in cash and cash equivalents.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits: See Index to exhibits.

     (b) Reports on Form 8-K:

          (1) The Company filed a Current Report on Form 8-K, with the Securities and Exchange Commission on August 8, 2000, relating to the Rights Agreement dated July 26, 2000 by and between Eclipsys Corporation and Fleet National Bank, as Rights Agent.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   ECLIPSYS CORPORATION



Date:  November 14, 2000                           /s/ GREGORY L. WILSON
                                                   --------------------------------------------------------
                                                   Gregory L. Wilson
                                                   Senior Vice President, Chief Financial Officer and
                                                   Treasurer

                              ECLIPSYS CORPORATION
                                  EXHIBIT INDEX



EXHIBIT
  NO.                                   DESCRIPTION
--------                                -----------
   3.1            Certificate of Incorporation, as amended by the Certificate of Designations of Series A Junior Participating Preferred Stock, filed with the Secretary of
                  State of the State of Delaware on August 8, 2000.

  27              Financial Data Schedule (for SEC use only)