Form 10-K
period 2000-12-31
ECLIPSYS CORP
filed 2001-03-15
CIK 1034088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2000 or

Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 000-24539

ECLIPSYS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	65-0632092 (I.R.S. Employer Identification Number)

777 East Atlantic Avenue

Suite 200
Delray Beach, Florida
33483
(Address of principal executive offices)

(561) 243-1440

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.01 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

The aggregate market value of the voting stock (Common Stock) held by non-affiliates of the registrant as of March 1, 2001 based upon the closing price of the Common Stock on the Nasdaq National Market for such date was $736,347,984.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Shares
outstanding as of
Class	March 1, 2001

Common Stock, $.01 par value	43,180,733

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Company’s definitive Proxy Statement to be used in connection with the annual meeting of stockholders for the year 2001 will be incorporated by reference into Part III of this Form 10-K.

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

Item 1.  Business

Overview

      We are a healthcare information technology company. Our solutions assist healthcare organizations in achieving balanced outcomes through an appropriate and sustainable combination of clinical quality, efficient use of resources and patient satisfaction. We have designed our solutions to help our customers deliver better healthcare through information. Our solutions consist of a comprehensive service offering and seven integrated software suites that we market under the Sunrise brand name.

      Our software applications consist of individual product modules that can be implemented in any combination and integrated with our customers’ existing information technology systems. We believe the open, modular nature of our software architecture reduces the overall cost of ownership and reduces the time to productive use because our solutions do not require the initial investment and disruption associated with a complete replacement of a customer’s existing legacy systems. To facilitate rapid adoption by our customers, we have engineered our solutions to take advantage of Web-based technologies. Our software applications are available to our customers for implementation in-house or through our remote hosting service, and are designed to work in a variety of healthcare settings.

      In addition, we provide a range of services to our customers, including implementation, integration, support, maintenance and training. We also provide outsourcing, remote hosting, network services and business solutions consulting to assist customers in meeting their healthcare information technology requirements. Through this comprehensive service offering and our integrated software suites, we provide our customers with an end-to-end solution for their clinical, financial, and administrative information needs.

      We market our solutions primarily to large healthcare organizations, particularly academic medical centers. We have one or more of our products installed or being installed in over 1,400 facilities in the United States and 9 other countries. We maintain decentralized sales and customer support teams in each of our five North American regions to provide direct, sustained customer contact.

Industry Background

      A History of Low Investment in Healthcare Information Technology. Historically, the healthcare industry has invested relatively less in information technology than some other industries. For example, the Gartner Group, an independent research firm, reported that in 1999 healthcare organizations invested 3% of their revenues in information technology as compared to over 5% invested by financial services companies. As a result, while physicians, nurses and other care givers are using leading edge diagnostic and therapeutic technologies, we believe information and workflow remain largely paper-based and depend heavily on word-of-mouth communication. As a result of industry trends, healthcare providers are beginning to make greater investments in healthcare information technology that capitalize on evolving information management technologies. Industry analysts estimate that healthcare organizations spent approximately $17 billion in 1997 for information technology solutions, and anticipate that such expenditures will increase to approximately $28 billion annually by 2002.

      Rapid Change in the Healthcare Industry Increases the Need for Information Technology. The healthcare industry continues to undergo dramatic change. Throughout the 1990s, the increasing cost of providing healthcare led to the rise of managed care, in which providers were aligned within networks and healthcare delivery followed rules established by health plans in order to qualify for reimbursement. Furthermore, in 1997, Congress passed the Balanced Budget Act, which dramatically decreased Medicare reimbursement to healthcare organizations. As a result, healthcare organizations have become increasingly focused on cost containment and fiscal responsibility. A number of other developments in the last few years have resulted, and will likely continue to result, in significant changes in the healthcare industry:

•	In 1996, Congress passed the Healthcare Information Portability and Accountability Act, referred to as HIPAA, which required the Department of Health and Human Services, referred to as HHS, to establish standards for information sharing, security and patient confidentiality in healthcare organizations. In December 2000, HHS published its final health data privacy regulations, which will require compliance by April 2003. Although HHS has not yet issued final rules on most of the other topics under HIPAA and has yet to issue proposed rules on some topics, we believe these regulations will create a need for advanced information technology that enables healthcare organizations to comply with these emerging requirements.

•	In 1999, the Institute of Medicine, or IOM, published a report entitled “To Err is Human: Building a Safer Health System” chronicling the high rate of avoidable error in patient care, which result in an estimated 44,000 to 98,000 deaths annually.

•	Since the IOM report was released, California has passed legislation requiring the eventual adoption of information technologies aimed at reducing avoidable medical errors. In addition, a consortium of large employers called the Leapfrog Group, which includes such companies as General Motors, General Electric, AT&T and IBM, and whose members reportedly spend $40 billion annually on healthcare, has announced its intention to begin steering its members’ employees toward hospitals that, among other things, invest in computerized systems designed to prevent avoidable medical errors.

      As a result, healthcare providers have begun to evaluate the changes they must make to their systems and processes in order to address these developments.

      Shortcomings of Traditional Healthcare Information Systems. Traditional healthcare information systems are limited in their ability to support the modernization of healthcare delivery processes or the evolving requirements of managed care, new healthcare legislation and regulations and patient safety initiatives. Traditional systems have generally been oriented toward financial functions, which have focused primarily on the ability to capture charges and generate bills. These traditional systems do not provide updated, real-time information to healthcare organizations to aid clinical decision-making and lessen the increased administrative burdens they face. Furthermore, individual clinical and administrative departments have purchased or developed their own proprietary ancillary systems, resulting in disparate information systems within a single healthcare delivery network that frequently do not operate well with one another. In addition, traditional systems were typically designed to operate in a single facility, which has made them less effective in today’s geographically dispersed integrated health networks.

      These forces have increased the need among healthcare organizations for clinical, financial and administrative information technology to help achieve cost-effective, high-quality outcomes. As a result, healthcare providers are increasingly demanding greater investment in integrated information technology solutions that offer all of the core functions required to manage the entire healthcare delivery process. Furthermore, the Internet now allows disparate participants in geographically dispersed health networks to communicate easily with one another to share data and facilitate the flow of information.

The Eclipsys Solution

      Our solutions assist healthcare organizations in achieving balanced outcomes through an appropriate and sustainable combination of clinical quality, resource utilization and patient satisfaction. They provide comprehensive functionality to focus on solving the business issues healthcare organizations face.

      Our solutions are designed to:

•	provide automated processes that improve clinical workflow and support clinical decision-making;

•	integrate clinical, financial and patient satisfaction information to support balanced outcomes;

•	provide tools that permit healthcare organizations to analyze past performance, model new plans for the future and measure and monitor the effectiveness of those plans;

•	leverage our modular product architecture in order to offer our customers a solution targeted at their particular needs while preserving their investment in existing systems;

•	provide for rapid and cost-effective implementation, whether through the installation of an in-house system or the option of remote hosted services;

•	enable healthcare providers to access patient information and other supporting clinical information, such as medical journals, both through wireless devices within the healthcare facility and over the Internet; and

•	assist our customers in their efforts to improve workflow processes and implement best practices within their organizations through our comprehensive service offerings.

The Eclipsys Strategy

      Our objective is to become the leading provider of healthcare information technology solutions to the healthcare industry. Key elements of our strategy include the following:

      Provide Comprehensive, Integrated Healthcare Information Technology Solutions. Our goal is to continue to provide an integrated software and service offering that represents a comprehensive healthcare information technology solution for our customers. We intend to continue to enhance our existing products and develop new solutions to meet the evolving healthcare information needs of our customers. For example, we have been enhancing our products to take advantage of our eHealthSource architecture, which is a browser-enabled, database-neutral software architecture that supports multiple operating system platforms and can be used across a broad range of computing environments, including the Internet, client-server systems and older mainframe computer systems. We have a team of over 400 internal research, development and technical support professionals dedicated to developing, enhancing, supporting and commercializing new and enhanced healthcare information technology products. For example, we recently began development of a software application focused on the needs of pharmacies within healthcare organizations.

      Provide Flexible Product Options. We intend to continue to offer our customers flexible product and product-delivery options in order to meet their varying information technology requirements. Our software suites can be purchased individually or in any combination, and can be integrated with a customer’s existing systems, thereby minimizing cost and disruption. On a combined basis, our software suites provide an integrated solution to the major clinical, financial and administrative needs of a healthcare organization. In addition, we intend to continue to offer our products on both an in-house and a remote-hosted basis, depending on the needs of the customer.

      Further Penetrate Our Existing Customer Base. We believe there is a significant opportunity to sell our integrated healthcare technology solutions to our existing customers, which include large healthcare organizations, particularly academic medical centers. Of these customers, only a few have enterprise-wide healthcare information systems. Our products are installed or being installed in more than 1,400 facilities, and most of these facilities have only one or two of our software applications. We intend to continue to market our solutions aggressively to our customers in order to capitalize on the growth opportunity within our existing customer base.

      Employ a Targeted Marketing Approach. We intend to continue to target large healthcare organizations, particularly academic medical centers. We believe that these entities are the first to adopt new technology. In addition, we believe that physicians are becoming increasingly involved in the process of selecting information technology. We believe that our clinically oriented products and our inclusion of physicians in the product design process provide us with an advantage as we compete for business. We will also continue to leverage the extensive industry experience of our senior management and sales force in this effort.

Products

      Our products perform the core information technology functions required by large healthcare organizations and other healthcare providers throughout the healthcare enterprise. Our software applications are available to our customers for implementation in-house or through our remote hosting service, and are designed to work in a variety of healthcare settings. In addition, our products are designed to work both through wireless devices within a healthcare facility and over the Internet. The following table summarizes our product offerings:

Product	Primary Functions

Sunrise Clinical Manager	- Provide clinical rules and information to facilitate clinical decision-making - Access to patient records - On-line ordering of clinical services and prescriptions

Sunrise Access Manager	- Access to patient information and coordination of gathering of additional information at each stage of patient care - Coordinate scheduling of appointments

Sunrise Patient Financial Manager	- Coordinate compliance with managed-care contract reimbursement terms, patient billing, and third-party reimbursement

Sunrise Decision Support Manager	- Clinical and financial data repository to analyze past clinical, operational and financial performance - Model future plans and alternatives - Measure and monitor performance

Sunrise Record Manager	- Automated medical record management system - Enterprise-wide document and image-management

Sunrise ERP Manager	- Supply and materials management, along with other financial management tools

Sunrise Enterprise Application Integrator (eWebIT)	- Tools to enable integration of data from existing legacy systems

      Sunrise Clinical Manager. Sunrise Clinical Manager is a physician-oriented application that provides patient information to physicians, nurses and other clinicians at the point-of-care. Sunrise Clinical Manager also allows a physician to enter orders quickly and efficiently into the system and provides clinical decision support at the time of order entry. Sunrise Clinical Manager is designed for use in ambulatory, acute care and other healthcare settings, and includes the following features:

•	Knowledge-based orders, which is a clinical decision support system that automatically provides real-time guidance to physicians by alerting them to possible problems with or conflicts between newly entered orders and existing patient information using the system’s rules database. A comprehensive set of clinical rules developed by physicians is available with knowledge-based orders. Customers can modify these existing rules or can develop their own clinical rules.

•	Clinical decision support, which triggers alerts, including by email or pager, upon the occurrence of a specified change in a patient’s condition or any other physician-designated event, such as the delivery of unfavorable laboratory results, while relating the new information to information already in the system for that patient.

•	Clinical pathways and scheduled activities lists, which provide access to standardized patient-care profiles and assist in the scheduling of clinical treatment procedures.

•	Order entry, communication and management, which enables physicians to order online prescriptions and laboratory or diagnostic tests or procedures and routes the order to the appropriate department or party within the organization for fulfillment.

•	Clinical documentation, which gathers and presents organized, accurate and timely patient information by accepting and arranging input from caregivers, laboratories or monitoring equipment.

•	Sunrise Universal Viewer, which provides physicians with Web-based access to patient information from within the healthcare facility or at a remote location.

•	Health data repository, which permanently stores clinical and financial information in easily accessible patient care records.

      Sunrise Access Manager. Sunrise Access Manager enables the healthcare provider to identify the patient at any point in the healthcare delivery system and to collect and maintain patient information throughout the entire process of patient care on an enterprise-wide basis. The single database structure of Sunrise Access Manager permits simultaneous access to the entire patient record by authorized personnel from any access point on the system. The elements of Sunrise Access Manager include:

•	Patient registration, admission, discharge and transfer.

•	Patient scheduling and resource management, which is used to schedule patient appointments throughout an organization while accounting for patient preferences and resource availability.

•	Enterprise person identifier, which is a single index of all patients and healthcare plan members within a healthcare provider’s system that supports searches on the basis of a variety of characteristics, such as name, Social Security number or other demographic data.

•	Managed-care support features, such as verifying insurance eligibility online and compliance with managed-care plan rules and procedures.

      Sunrise Patient Financial Manager. Sunrise Patient Financial Manager uses a single, integrated database for patient-accounting processes, including the automatic generation of patient billing and accounts receivable functions, a system of reimbursement management to monitor receivables, the automation of collection activities and contract compliance analysis, as well as follow-up processing and reporting functions. This product suite supports the growing trend toward the centralized business office for multiple entities, which improves compliance with managed care contracts. Sunrise Patient Financial Manager includes the following functions:

•	Patient accounting, which automates the patient-billing and accounts receivable functions, including bill generation, reimbursement calculation, account follow-up and account write-offs. Paperless processing is achieved through real-time inquiry, editing, sorting, reporting, commenting and updating from other applications, including modules in Sunrise Access Manager and Sunrise Clinical Manager.

•	Contract management, which includes a repository for the payment terms, restrictions, approval requirements and other rules and regulations of each insurance plan and managed care contract accepted by an organization. Contract management is used in conjunction with other Sunrise products to ensure that patient care complies with these rules and regulations.

•	Reimbursement management, which facilitates the monitoring of receivables, performance of collection activity, reconciliation with third parties and analysis of contract compliance and performance.

      Sunrise Decision Support Manager. Sunrise Decision Support Manager creates a clinical and financial data repository by integrating data from throughout the enterprise. Sunrise Decision Support Manager gathers information from the many different departmental information systems through connections that enable concurrent updating of distributed data. The data can then be analyzed to determine the patient-level costs of care and identify areas for improvement. This information allows the organization to evaluate its cost structure, make changes in clinical processes to reduce costs and accurately price reimbursement contracts on a profitable basis. Sunrise Decision Support Manager also analyzes and measures clinical process and outcomes data, helping to identify the practice patterns that most consistently result in the highest quality care at the lowest cost. Sunrise Decision Support Manager is an important component of our customers’ ability to measure and document improved clinical outcomes and return on investment. Sunrise Decision Support Manager includes support for:

•	case mix, reimbursement and utilization management;

•	cost and profitability analysis; and

•	strategic planning, modeling and forecasting.

      Sunrise Record Manager. Sunrise Record Manager is designed to meet the healthcare information management needs of organizations of virtually any size. It includes comprehensive applications for clinical data management and enterprise-wide document and image-management functions designed to improve productivity, efficiency and accountability. Sunrise Record Manager provides multiple users with convenient and concurrent access to information, wherever they may be throughout the organization. Sunrise Record Manager includes:

•	management of patient charts, including tracking, chart requests and release of information;

      •  transcription and electronic signature functions;

•	medical records abstracting and medical image viewer, which make medical information more readily accessible to caregivers; and

•	concurrent care manager, which facilitates coordination of the efforts of all providers involved in the care of the patient.

      Sunrise ERP Manager. Sunrise ERP Manager is an enterprise resource planning product that has been specifically designed for the healthcare industry. Among other things, it recognizes the close relationship between the materials management function and the surgery department, which is generally the largest consumer of medical supplies in a hospital. Sunrise ERP Manager largely automates the cost-intensive process of ordering, paying for and tracking supplies. It includes tools for managing materials and accounts payable.

      Sunrise Enterprise Application Integrator (eWebIT). Sunrise Enterprise Application Integrator provides tools to enable the integration of data from a customer’s existing systems. As integrated health networks emerge, the individual entities within the network will often have their own different information systems. The clinical and financial data in these disparate systems must be integrated to provide an enterprise-wide view. Sunrise Enterprise Application Integrator’s product suite includes tools to achieve this integration, primarily through the use of Web-based integration technologies. Sunrise Enterprise Application Integrator achieves a comprehensive integration solution which provides:

•	a Web-based composite view of data from different information systems;

•	data sharing among disparate information systems; and

•	enterprise security and single system sign-on capabilities.

      Hardware and Related Offerings. Finally, as part of our commitment to being a comprehensive healthcare information solutions provider, we also sell a variety of desktop, network and platform solutions including hardware, middleware and related services.

Services

      Drawing on the functionality and flexibility of our software products, we offer a range of professional services as part of our healthcare information technology solutions. These services consist of the following:

•	Implementation, Integration, Product Support, Training and Maintenance — To facilitate successful product implementation, our consultants assist our customers with initial installation of a system, conversion and integration of their historical data and ongoing training and support. We offer 24-hour support and electronic distribution to provide our customers with the latest information regarding our products. We also provide regular maintenance releases to our customers. Our service and support activities are supplemented by comprehensive training programs, including introductory training courses for new customers and seminars for existing customers, to allow them to take full advantage of the capabilities of our products. We believe that a high level of service and support is critical to our success. Furthermore, we believe that a close and active service and support relationship is important to customer satisfaction and provides us with important information regarding evolving customer requirements and additional sales opportunities.

•	Outsourcing Services — We assume the management of the customer’s entire information-technology function onsite using our employees. Outsourcing services include facilities management, network outsourcing and transition management.

•	Facilities management enables our customers to improve their information-technology operations by having us assume responsibility for all aspects of the customer’s onsite information-technology operations, from equipment to human resources.

•	Network outsourcing provides our customers with total healthcare information network support, relieving them of the need to secure and maintain expensive resources in a rapidly changing technological environment.

•	Transition management offers our customers a solution for migrating their information technology to new processes, technologies or platforms without interfering with the existing rules and initiatives critical to the delivery of healthcare.

•	Remote Hosting Services — We assume the complete processing of our customers’ applications from our Technology Solutions Center using our equipment and personnel. This service frees an organization from the need to maintain the environment, equipment and technical staff required for systems processing and offers support for an organization’s fault-management, configuration-management and utilization-management processes.

•	Network Services — We offer a comprehensive package of services that enable our customers to receive critical data quickly and accurately without incurring a substantial increase in cost. We assess changes in network utilization and function, forecast any necessary upgrades to accommodate the customer’s growth and design any changes necessary to provide the customer with the required performance and functionality. We offer our services in various forms, ranging from onsite assistance on a time-and-expense basis to complete turnkey project deliveries with guaranteed fixed price rates.

•	Business Solutions Consulting — Our business solutions services aid our customers in achieving improved return on investment through their use of information obtained from our products. The members of our business solutions group have wide and varied experience in healthcare delivery and healthcare information management, enabling them to help customers effectively manage change that will ensure maximum return on investment and improved outcomes.

Technology

      We have defined a single, unifying software architecture for our products, referred to as SOLA, which stands for Structured Object Layered Architecture. We have continually enhanced and expanded SOLA and recently renamed it eHealthSource. eHealthSource is engineered to achieve the following objectives:

•	to remain open and modular;

•	to be scalable and flexible;

•	to increase speed of implementation; and

•	to reduce the total cost of ownership.

      We are in the process of enhancing each software suite to take advantage of our eHealthSource architecture, which we believe will facilitate integration, enhance automation, increase reliability and improve security and workflow processes. eHealthSource draws on a Web-based, thin-client architecture to integrate business logic with an intuitive graphical user interface, thereby enhancing automation and reducing the cost of ownership. This thin-client architecture enables the user interface to be improved without disturbing the core application set and facilitates integration of our products with new operating systems, display environments and devices.

      eHealthSource also features a high-performance rules engine to implement a sizable portion of the business logic for our products. These rules guide clinical and business workflow, clinical decision support for order entry, clinical and financial event monitoring and screen logic, enabling structured development of new applications while maintaining consistency across applications. Because the rules are managed and stored as data, customers are able to update the business logic without modifying and distributing new code. This enables customers to reduce programming expenses, while enhancing the flexibility of our applications and facilitating their rapid adoption. eHealthSource features a seamless and consistent architecture which promotes reliability.

      eHealthSource also uses advanced technology to maintain security both across Internet connections and within an organization’s internal network. This ability to support secure communications and incorporate reliable protocols for authenticating users and services enhances the ability of an organization to maintain the confidentiality of patient information.

Customers, Marketing and Sales

      Our marketing and sales efforts focus on large health care organizations, primarily academic medical centers. We sell our products and services in North America exclusively through our direct sales force. Management of the sales force is decentralized, with five regional presidents having primary responsibility for sales and marketing within their regions. National account representatives manage some multi-region accounts. Within each region, the direct sales force is generally organized into two groups, one focused principally on generating sales to new customers and the other focused on additional sales to existing customers. The direct sales force works closely with our implementation and product line specialists. Supporting the field staff is a team of domain experts who have extensive experience and expertise in their specific field. A significant component of compensation for all direct sales personnel is performance based, although we base incentive compensation on a number of factors in addition to actual sales, including customer satisfaction and accounts receivable performance.

      In addition to the United States, we have customers in Australia, Belgium, Canada, France, Germany, The Netherlands, New Zealand, Singapore and the United Kingdom.

Research and Development

      We believe that our future success depends in large part on our ability to maintain and enhance our current product line, develop new products, maintain technological competitiveness and meet an expanding range of customer requirements. Our current development efforts are focused on enhancing our products to utilize the eHealthSource architecture and the development of additional functionality and applications for our existing software applications.

      As of December 31, 2000, our research, development and technical support organization consisted of over 400 employees. Our research and development expenses were $37.1 million, $43.8 million and $37.4 million for the years ended December 31, 1998, 1999 and 2000, respectively.

Competition

      The market for our products and services is intensely competitive and is characterized by rapidly changing technology, evolving user needs and the frequent introduction of new products. Our principal competitors include Cerner Corp., McKessonHBOC Inc., IDX Systems Corp. and Shared Medical Systems, which was acquired by Siemens AG in 2000. We also face competition from providers of practice-management systems, general decision support and database systems and other segment-specific applications, as well as from healthcare technology consultants.

      A number of our competitors are more established, benefit from greater name recognition and have substantially greater financial, technical and marketing resources than we do. We also expect that competition will continue to increase as a result of consolidation in both the information technology and healthcare industries. We believe that the principal factors affecting competition in the healthcare information technology market include product functionality, performance, flexibility and features, use of open standards technology, quality of service and support, company reputation, price and overall cost of ownership.

Employees

      As of December 31, 2000, we employed 1,460 people, including 689 in field operations, sales, account management, implementation and education; 631 in research, development and product delivery; and 140 in marketing, finance, human resources, legal and other administrative functions. Our success depends on our continued ability to attract and retain highly skilled and qualified personnel. Competition for such personnel is intense in the information-technology industry, particularly for talented software developers, service consultants, and sales and marketing personnel. We cannot assure you that we will be able to attract and retain qualified personnel in the future. Our employees are not represented by any labor unions. We consider our relations with our employees to be good.

Risk Factors

      You should carefully consider the following risk factors and all other information contained in this annual report before investing in our common stock. Investing in our common stock involves a high degree of risk. Any of the following factors could harm our business and future operating results.

Given the length of our sales and implementation cycles, if a significant number of our customers delay implementation, our future operating results may suffer

      We have experienced long sales and implementation cycles. How and when to implement, replace, expand or substantially modify an information system, or modify or add business processes, are major decisions for healthcare organizations. Furthermore, the solutions we provide typically require significant capital expenditures by the customer. The sales cycle for our systems has ranged from 6 to 18 months or more from initial contact to contract execution. Historically, our implementation cycle has ranged from 6 to 36 months from contract execution to completion of implementation. During the sales cycle and the implementation cycle, we will expend substantial time, effort and financial resources preparing contract proposals, negotiating the contract and implementing the solution. We may not realize any revenues to offset these expenditures, and, if we do, accounting principles may not allow us to recognize the revenues during corresponding periods, which could harm our future operating results. Additionally, any decision by our customers to delay implementation may adversely affect our revenues.

The healthcare industry faces financial constraints which could adversely affect the demand for our products and services

      The healthcare industry has faced, and will likely continue to face, significant financial constraints. For example, the shift to managed healthcare in the 1990s put pressure on healthcare organizations to reduce costs, and the Balanced Budget Act of 1997 dramatically reduced Medicare reimbursement to healthcare organizations. Our solutions often involve a significant financial commitment by our customers, and, as a result, our ability to grow our business is largely dependent on our customers’ information technology budgets. To the extent healthcare information technology spending declines or increases more slowly than we anticipate, demand for our products would be adversely affected.

Our operating results may be adversely affected as we complete contracts we inherited from acquisitions and as our customers elect to license our products under comprehensive bundled arrangements

      In 2000, in response to our customers’ desire for flexible pricing and more comprehensive bundled information technology solutions, we began to offer our customers the option of purchasing our solutions under arrangements that bundled the software license fees (including the right to future products within the suite sold), implementation, maintenance, outsourcing, remote hosting, networking services and other related services in one comprehensive contract that provides for monthly or annual payments over the term of the contract. We generally recognize revenue under these arrangements on a monthly basis over the term of the contract, which typically ranges from five to ten years.

      The shift toward providing comprehensive bundled solutions was a factor contributing to the decline in our revenue in 2000, particularly in the second and third quarters. Under these comprehensive bundled arrangements, revenues are recognized over the term of the contract consistent with the timing of the performance of all services offered under the arrangement. Generally, less revenue is recognized under these arrangements during the first 12 to 24 months compared to traditional licensing arrangements that we sell. We will continue to offer our solutions under our traditional licensing arrangements. Our initial experience leads us to believe that customers will increasingly elect to purchase our solutions under comprehensive bundled arrangements. If we continue to increase contract signings under these type of arrangements as opposed to our traditional licensing arrangements, our revenues may continue to be adversely affected for the next two to three years as compared to historic results.

      In addition, in connection with certain acquisitions, we inherited contracts that did not provide a reasonable margin for the cost and scope of the services involved. In order to build customer loyalty, we continued to honor our commitments under these contracts during 2000 and in some cases performed work outside the scope of these contracts for which we received nominal or no fees. This adversely impacted our margins in the second, third and fourth quarters of 2000 as we continued to incur costs with minimal incremental revenues. Our margins may continue to be adversely affected as we continue to provide services under these contracts.

We have a history of operating losses and we cannot predict when, or if, we will achieve profitability

      We have incurred net losses in each year since our inception, including net losses of $126.3 million in 1997, $35.3 million in 1998, $9.4 million in 1999 and $34.0 million in 2000. We expect to continue to incur net losses, and we cannot predict when or if we will achieve profitability.

Our operating results may fluctuate significantly and may cause our stock price to decline

      We have experienced significant variations in revenues and operating results from quarter to quarter. Our quarterly operating results may continue to fluctuate due to a number of factors, including:

•	the timing, size and complexity of our product sales and implementations;

•	overall demand for healthcare information technology;

•	market acceptance of new services, products and product enhancements by us and our competitors;

•	product and price competition;

•	the relative proportions of revenues we derive from systems and services and from hardware;

•	changes in our operating expenses;

•	the timing and size of future acquisitions;

•	personnel changes;

•	the performance of our products; and

•	fluctuations in general economic and financial market conditions.

      It is difficult to predict the timing of revenues from product sales because the sales cycle can vary depending upon several factors. These factors include the size of the transaction, the changing business plans of the customer, the effectiveness of the customer’s management and general economic conditions. In addition, depending upon the extent to which our customers elect to license our products under comprehensive bundled arrangements, the timing of revenue recognition could vary considerably. We will also continue to offer contracts using our more traditional licensing arrangements, under which revenue is recognized on a percentage-of-completion basis. For these contracts, the revenue recognition will depend upon a variety of factors including the availability of implementation personnel, the implementation schedule and the complexity of the implementation process. Because a significant percentage of our expenses will be relatively fixed, a variation in the timing of sales and implementations could cause significant variations in operating results from quarter to quarter. We believe that period-to-period comparisons of our historical results of operations are not necessarily meaningful. You should not rely on these comparisons as indicators of future performance.

We have grown through acquisitions, and if we fail to successfully integrate the operations and products of the businesses we have acquired, our business could suffer

      We began operations in 1996 and have grown through a series of acquisitions completed since January 1997. The rapid growth in the size and complexity of our business as a result of our acquisitions has placed a significant strain on our management and other resources. Our success will depend in part on our ability to continue to integrate the operations of the businesses we acquired and to consolidate their product offerings with our own. We may not be able to manage the combined entity and implement our operating or growth strategies effectively. To compete effectively and to manage any future growth, we will need to implement and improve operational and financial systems on a timely basis and to expand, train, motivate and manage our work force. Our personnel, systems, procedures and controls may not be adequate to support our rapidly growing operations.

We operate in an intensely competitive market that includes companies that have greater financial, technical and marketing resources than we do

      We operate in a market that is intensely competitive. Our principal competitors include Cerner Corp., McKessonHBOC, Inc., IDX Systems Corp. and Shared Medical Systems Corporation, which was acquired by Siemens AG in 2000. We also face competition from providers of practice management systems, general decision support and database systems and other segment-specific applications, as well as from healthcare technology consultants. A number of existing and potential competitors are more established than we are and have greater name recognition and financial, technical and marketing resources than we do. We expect that competition will continue to increase. Increased competition could harm our business.

If the healthcare industry continues to undergo consolidation, this could impose pressure on our products’ prices, reduce our potential customer base and reduce demand for our products

      Many healthcare providers have consolidated to create larger healthcare delivery enterprises with greater market power. If this consolidation continues, it could erode our customer base and could reduce the size of our target market. In addition, the resulting enterprises could have greater bargaining power, which may lead to erosion of the prices for our products.

Potential regulation by the U.S. Food and Drug Administration of our products as medical devices could impose increased costs, delay the introduction of new products and hurt our business

      The U.S. Food and Drug Administration is likely to become increasingly active in regulating computer software intended for use in the healthcare setting. The FDA has increasingly focused on the regulation of computer products and computer-assisted products as medical devices under the federal Food, Drug, and Cosmetic Act. If the FDA chooses to regulate any of our products as medical devices, it can impose extensive requirements upon us, including the following:

•	requiring us to seek FDA clearance of a pre-market notification submission demonstrating that the product is substantially equivalent to a device already legally marketed, or to obtain FDA approval of a pre-market approval application establishing the safety and effectiveness of the product;

•	requiring us to comply with rigorous regulations governing the pre-clinical and clinical testing, manufacture, distribution, labeling and promotion of medical devices; and

•	requiring us to comply with the FDC Act’s general controls, including establishment registration, device listing, compliance with good manufacturing practices, reporting of specified device malfunctions and adverse device events.

      If we fail to comply with applicable requirements, the FDA could respond by imposing fines, injunctions or civil penalties, requiring recalls or product corrections, suspending production, refusing to grant pre-market clearance or approval of products, withdrawing clearances and approvals, and initiating criminal prosecution. Any final FDA policy governing computer products, once issued, may increase the cost and time to market of new or existing products or may prevent us from marketing our products.

New and potential federal regulations relating to patient confidentiality could depress the demand for our products and impose significant product redesign costs on us

      State and federal laws regulate the confidentiality of patient records and the circumstances under which those records may be released. These regulations govern both the disclosure and use of confidential patient medical record information and may require the users of such information to implement specified security measures. Regulations governing electronic health data transmissions are evolving rapidly and are often unclear and difficult to apply.

      On August 22, 1996, President Clinton signed the Health Insurance Portability and Accountability Act of 1996, or HIPAA. This legislation requires the Secretary of Health and Human Services, or HHS, to adopt national standards for some types of electronic health information transactions and the data elements used in those transactions, adopt standards to ensure the integrity and confidentiality of health information, and establish a schedule for implementing national health data privacy legislation or regulations. In December 2000, HHS published its final health data privacy regulations, which will require healthcare organizations to be in compliance by April 2003. These regulations restrict the use and disclosure of personally identifiable health information without the prior informed consent of the patient. HHS has not yet issued final rules on most of the other topics under HIPAA and has yet to issue proposed rules on some topics. The final rules, if and when issued, may differ from the proposed rules. We cannot predict the potential impact of the rules that have not yet been proposed or any other rules that might be finally adopted instead of the proposed rules. In addition, other federal and/or state privacy legislation may be enacted at any time.

      These laws or regulations, when adopted, could restrict the ability of our customers to obtain, use or disseminate patient information. This could adversely affect demand for our products and force us to re-design our products in order to meet the requirements of any new regulations. We have included security features in our products that are intended to protect the privacy and integrity of patient data. Despite the existence of these security features, these products may be vulnerable to break-ins and similar disruptive problems that could jeopardize the security of information stored in and transmitted through the computer systems of our customers. We may need to expend significant capital, research and development and other resources to modify our products to address evolving data security and privacy issues.

Our products are used to assist clinical decision-making and provide information about patient medical histories and treatment plans, and if these products fail to provide accurate and timely information, our customers could assert claims against us that could result in substantial cost to us, harm our reputation in the industry and cause demand for our products to decline

      We provide products that assist clinical decision-making and relate to patient medical histories and treatment plans. If these products fail to provide accurate and timely information, customers could assert liability claims against us. Litigation with respect to liability claims, regardless of its outcome, could result in substantial cost to us, divert management’s attention from operations and decrease market acceptance of our products. We attempt to limit by contract our liability for damages arising from negligence, errors or mistakes. Despite this precaution, the limitations of liability set forth in our contracts may not be enforceable or may not otherwise protect us from liability for damages. We maintain general liability insurance coverage, including coverage for errors or omissions. However, this coverage may not continue to be available on acceptable terms or may not be available in sufficient amounts to cover one or more large claims against us. In addition, the insurer might disclaim coverage as to any future claim. One or more large claims could exceed our available insurance coverage.

      Highly complex software products such as ours often contain undetected errors or failures when first introduced or as updates and new versions are released. It is particularly challenging for us to test our products because it is difficult to simulate the wide variety of computing environments in which our customers may deploy them. Despite extensive testing, from time to time we have discovered defects or errors in our products. Defects, errors or difficulties could cause delays in product introductions and shipments, result in increased costs and diversion of development resources, require design modifications or decrease market acceptance or customer satisfaction with our products. In addition, despite testing by us and by current and potential customers, errors may be found after commencement of commercial shipments, resulting in loss of or delay in market acceptance.

If we undertake additional acquisitions, they may be disruptive to our business and could have an adverse effect on our future operations and the market price of our common stock

      An important element of our business strategy has been expansion through acquisitions. Since 1997, we have completed eight acquisitions. Any future acquisitions would involve a number of risks, including the following:

•	The anticipated benefits from any acquisition may not be achieved. The integration of acquired businesses requires substantial attention from management. The diversion of the attention of management and any difficulties encountered in the transition process could hurt our business.

•	In future acquisitions we could issue additional shares of our capital stock, incur additional indebtedness or pay consideration in excess of book value, which could have a dilutive effect on future net income, if any, per share.

•	Many business acquisitions must be accounted for under the purchase method of accounting. These acquisitions may generate significant goodwill or other intangible assets and result in substantial related amortization charges to us. Acquisitions could also involve significant one-time charges.

If we fail to attract, motivate and retain highly qualified technical, marketing, sales and management personnel, our ability to execute our business strategy could be impaired

      Our success depends, in significant part, upon the continued services of our key technical, marketing, sales and management personnel and on our ability to continue to attract, motivate and retain highly qualified employees. Competition for these employees is intense. In addition, the process of recruiting personnel with the combination of skills and attributes required to execute our business strategy can be difficult, time-consuming and expensive. We believe that our ability to implement our strategic goals depends to a considerable degree on our senior management team. The loss of any member of that team, particularly Harvey J. Wilson, our founder, chairman of the board and chief executive officer, could hurt our business.

Changing customer requirements could decrease the demand for our products, which could harm our business and decrease our revenues

      The market for our products and services is characterized by rapidly changing technologies, evolving industry standards and new product introductions and enhancements that may render existing products obsolete or less competitive. As a result, our position in the healthcare information technology market could erode rapidly due to unforeseen changes in the features and functions of competing products, as well as the pricing models for such products. Our future success will depend in part upon our ability to enhance our existing products and services and to develop and introduce new products and services to meet changing customer requirements. The process of developing products and services such as those we offer is extremely complex and is expected to become increasingly complex and expensive in the future as new technologies are introduced. If we are unable to enhance our existing products or develop new products to meet changing customer requirements, demand for our products could suffer.

We depend on licenses from third parties for rights to the technology used in several of our products, and if we are unable to continue these relationships and maintain our rights to this technology, our business could suffer

      We depend upon licenses for some of the technology used in our products from a number of third-party vendors, including Computer Corporation of America, Computer Associates, Oracle Corporation and Microsoft. We also have licenses from Premier, Inc. for comparative database systems and other software components and clinical benchmarking data. Most of these licenses expire within one to four years, can be renewed only by mutual consent and may be terminated if we breach the terms of the license and fail to cure the breach within a specified period of time. We may not be able to continue using the technology made available to us under these licenses on commercially reasonable terms or at all. As a result, we may have to discontinue, delay or reduce product shipments until we obtain equivalent technology, which could hurt our business. Most of our third-party licenses are non-exclusive. Our competitors may obtain the right to use any of the technology covered by these licenses and use the technology to compete directly with us. In addition, if our vendors choose to discontinue support of the licensed technology in the future, we may not be able to modify or adapt our own products.

Our products rely on our intellectual property, and any failure by us to protect our intellectual property, or any misappropriation of it, could enable our competitors to market products with similar features, which could reduce demand for our products

      We are dependent upon our proprietary information and technology. Our means of protecting our proprietary rights may not be adequate to prevent misappropriation. The laws of some foreign countries may not protect our proprietary rights as fully as do the laws of the United States. Also, despite the steps we have taken to protect our proprietary rights, it may be possible for unauthorized third parties to copy aspects of our products, reverse engineer our products or otherwise obtain and use information that we regard as proprietary. In some limited instances, customers can access source-code versions of our software, subject to contractual limitations on the permitted use of the source code. Although our license agreements with these customers attempt to prevent misuse of the source code, the possession of our source code by third parties increases the ease and likelihood of potential misappropriation of such software. Furthermore, others could independently develop technologies similar or superior to our technology or design around our proprietary rights. In addition, infringement or invalidity claims, or claims for indemnification resulting from infringement claims, could be asserted or prosecuted against us. Regardless of the validity of any claims, defending against these claims could result in significant costs and diversion of our resources. The assertion of infringement claims could also result in injunctions preventing us from distributing products. If any claims or actions are asserted against us, we might be required to obtain a license to the disputed intellectual property rights, which might not be available on reasonable terms or at all.

Provisions of our charter documents and Delaware law may inhibit potential acquisition bids that a stockholder may believe is desirable, and the market price of our common stock may be lower as a result

      Our board of directors has the authority to issue up to 4,900,000 shares of preferred stock. The board of directors can fix the price, rights, preferences, privileges and restrictions of the preferred stock without any further vote or action by our stockholders. The issuance of shares of preferred stock may discourage, delay or prevent a merger or acquisition of our company. The issuance of preferred stock may result in the loss of voting control to other stockholders. We have no current plans to issue any shares of preferred stock. In August 2000, our board of directors adopted a shareholder rights plan under which we issued preferred stock purchase rights that would adversely affect the economic and voting interests of a person or group that seeks to acquire us or a 15% or more interest in our common stock without negotiations with our board of directors.

      Our charter documents contain additional anti-takeover devices including:

•	only one of the three classes of directors is elected each year;

•	the ability of our stockholders to remove directors without cause is limited;

•	the right of stockholders to act by written consent has been eliminated;

•	the right of stockholders to call a special meeting of stockholders has been eliminated;

•	advance notice must be given to nominate directors or submit proposals for consideration at stockholder meetings;

      Section 203 of the Delaware corporate statute may inhibit potential acquisition bids for our company. We are subject to the anti-takeover provisions of the Delaware corporate statute, which regulate corporate acquisitions. Delaware law will prevent us from engaging, under specified circumstances, in a business combination with any interested stockholder for three years following the date that the interested stockholder became an interested stockholder unless our board of directors or a supermajority of our uninterested stockholders agree. For purposes of Delaware law, a business combination includes a merger or consolidation involving us and the interested stockholder and the sale of more than 10% of our assets. In general, Delaware law defines an interested stockholder as any holder beneficially owning 15% or more of the outstanding voting stock of a corporation and any entity or person affiliated with or controlling or controlled by the holder.

      These provisions could discourage potential acquisition proposals and could delay or prevent a change in control transaction. They could also have the effect of discouraging others from making tender offers for our common stock. As a result, these provisions may prevent the market price of our common stock from increasing substantially in response to actual or rumored takeover attempts. These provisions may also prevent changes in our management.

      Set forth below is certain information regarding the Company’s executive officers:

Executive Officers of the Registrant

Name	Age	Title

Harvey J. Wilson	62	Chief Executive Officer and Chairman of the Board of Directors

James E. Hall	67	President and Chief Operating Officer

Gregory L. Wilson	32	Senior Vice President, Chief Financial Officer and Treasurer

T. Jack Risenhoover, II	35	Senior Vice President, General Counsel and Secretary

      Harvey J. Wilson, our founder, served as our president, chief executive officer and chairman of the board of directors since we were formed in December 1995 until February 1999, and continues to serve as chief executive officer and chairman of the board of directors. Mr. Wilson was a co-founder of Shared Medical Systems Corporation, or SMS, a healthcare information systems provider. Mr. Wilson is a director of Philadelphia Suburban Corporation, a water utility company. Harvey Wilson is the father of Gregory Wilson, our chief financial officer.

      James E. Hall has served as our chief operating officer since January 1997 and became president in February 1999. From August 1995 to January 1997, Mr. Hall was senior vice president of sales and marketing for Multimedia Medical Systems, Inc., a clinical information systems company.

      Gregory L. Wilson has served as our senior vice president, chief financial officer and treasurer since December 1999. From January to December 1999, he served as our president of the Southeast region and, from April 1997 to January 1999, as our vice president of mergers and acquisitions. Before joining us, Mr. Wilson was a vice president and healthcare services equity analyst for Lehman Brothers, from March 1996 to April 1997. From May 1995 to March 1996, Mr. Wilson was a vice president of Needham & Co., an investment bank. Gregory Wilson is the son of Harvey Wilson.

      T. Jack Risenhoover, II has served as vice president and general counsel from February 1997 through February 2000, and as senior vice president and general counsel since March 2000. From May 1994 to January 1997, Mr. Risenhoover was general counsel for The Right Angle, Inc., a marketing firm.

Item 2.  Properties

      We are headquartered in Delray Beach, Florida, where we lease approximately 20,000 square feet of office space under several leases expiring at various times through June 2003. In addition, we maintain leased office space in Phoenix, Arizona; Tucson, Arizona; Little Rock, Arkansas; Newport Beach, California; San Jose, California; Santa Clara, California; Santa Rosa, California; Roswell, Georgia; Atlanta, Georgia; Oak Brook, Illinois; Boston, Massachusetts; Mountain Lakes, New Jersey; Albany, New York; Uniondale, New York; Malvern, Pennsylvania; Lynnwood, Washington; and Rockville, Maryland. We also maintain leased office space in Australia, Canada, Belgium and the United Kingdom. These leases expire at various times through June 2009.

Item 3.  Legal Proceedings

      We are not party to any material legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of our stockholders during the fourth quarter of 2000.

Part II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

Price Range of Common Stock

      Our Common Stock has been publicly traded on the Nasdaq National Market under the symbol “ECLP” since our initial public offering on August 6, 1998. The following table shows the high and low sales prices of our common stock as reported by the Nasdaq National Market for the periods indicated.

	High	Low

1998

Third quarter (from August 6, 1998)	$23.38	$11.88

Fourth quarter	$29.50	$18.38
1999

First quarter	$40.25	$20.00

Second quarter	$30.38	$20.00

Third quarter	$34.13	$12.63

Fourth quarter	$30.88	$11.63
2000

First quarter	$31.06	$16.50

Second quarter	$20.50	$6.44

Third quarter	$17.00	$7.08

Fourth quarter	$28.00	$14.13

Holders of Record

      On March 01, 2001, the last reported sale price of our common stock on the Nasdaq National Market was $21.48 per share. As of March 01, 2001, we had approximately 161 stockholders of record, and we believe our common stock is owned beneficially by approximately 7,000 stockholders.

Dividends

      We have never paid or declared any cash dividends on our common stock or other securities and do not anticipate paying cash dividends in the foreseeable future. We currently intend to retain all future earnings, if any, for use in the operation of our business. Our revolving credit facility currently prohibits the payment of dividends.

Recent Sales of Unregistered Securities

      In January 2000, the Company issued 40,765 shares of Common Stock upon exercise of stock warrants.

      The securities issued in the foregoing transaction were either (i) offered and sold in reliance upon exemptions from Securities Act registration set forth in Sections 3(b) and 4(2) of the Securities Act, or any regulations promulgated thereunder, relating to sales by an issuer not involving any public offering, or (ii) in the case of certain options to purchase shares of Common Stock and shares of Common Stock issued upon the exercise of such options, such offers and sales were made in reliance upon an exemption from registration under Rule 701 of the Securities Act. No underwriters were involved in the foregoing sale of securities.

Item 6.  Selected Financial Data

      You should read the following selected financial data in conjunction with our consolidated financial statements and the related notes thereto, and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included elsewhere in this document. The statement of operations data for the years ended December 31, 1998, 1999 and 2000 and the balance sheet data at December 31, 1999 and

2000 are derived from, and are qualified by reference to, our audited consolidated financial statements, which appear elsewhere in this document. The statement of operations data for the years ended December 31, 1996 and 1997 and the balance sheet data at December 31, 1996, 1997 and 1998 under the heading “Company” set forth below, are derived from, and are qualified by reference to, our audited consolidated financial statements, which are not included in this document and are retroactively restated to give effect to the pooling of Transition, MSI and PCS, as those terms are defined below. The statement of operations data for the year ended December 31, 1996, and the balance sheet data at December 31, 1996 under the heading “Predecessor,” are derived from, and are qualified by reference to, the audited financial statements of Alltel Healthcare Information Services, Inc., which are not included in this document, and are retroactively restated to give effect to the pooling of Transition. Historical results are not necessarily indicative of results that you may expect for any future period.

	Year Ended December 31,

	(In thousands, except share and per share data)

	Predecessor	Company

	1996	1996	1997	1998	1999	2000

Statement of Operations Data:

Total revenues	$144,997	$41,778	$147,328	$182,458	$249,327	$216,538

Costs and expenses:

Cost of revenues	81,141	12,240	95,626	106,909	145,918	149,259

Sales and marketing	15,989	7,067	22,902	29,651	36,316	40,143

Research and development	13,529	6,067	21,369	37,139	44,151	37,382

General and administration	12,871	7,167	10,179	11,107	11,426	10,380

Depreciation and amortization	9,643	1,646	11,514	11,981	15,415	14,906

Write-down of investment	—	—	—	4,778	—	—

Write-off of in-process research and development	—	—	105,481	2,392	—	—

Write-off of MSA	—	—	—	7,193	—	—

Pooling costs	—	—	—	5,033	1,648	1,900

Restructuring charge	—	—	—	—	5,133	1,198

Total costs and expenses	133,173	34,187	267,071	216,183	260,007	255,168

Income (loss) from operations	11,824	7,591	(119,743)	(33,725)	(10,680)	(38,630)

Interest (expense) income, net	(3,286)	682	1,511	2,701	1,235	1,075

Other income, net	—	—	—	—	—	3,596

Income (loss) before income taxes and extraordinary item	8,538	8,273	(118,232)	(31,024)	(9,445)	(33,959)

Income tax provision	3,847	4,690	8,096	4,252	—	—

Income (loss) before Extraordinary item	4,691	3,583	(126,328)	(35,276)	(9,445)	(33,959)

Loss on early extinguishment of debt (net of taxes $1,492)	2,149	2,149	—	—	—	—

Net income (loss)	2,542	1,434	(126,328)	(35,276)	(9,445)	(33,959)

Dividends and accretion on mandatorily redeemable preferred stock	—	(593)	(5,850)	(10,928)	—	—

Preferred stock conversion	—	—	(3,105)	—	—	—

Net income (loss) available to common stockholders	$2,542	$841	$(135,283)	$(46,204)	$(9,445)	$(33,959)

Basic net income (loss) per common share		$0.06	$(8.60)	$(1.95)	$(0.27)	$(0.92)

Diluted net income (loss) per common share		$0.05	$(8.60)	$(1.95)	$(0.27)	$(0.92)

Basic weighted average common shares outstanding		13,780,156	15,734,208	23,668,072	34,803,934	36,765,975

Diluted weighted average common shares outstanding		15,404,421	15,734,208	23,668,072	34,803,934	36,765,975

	As of December 31,

	Predecessor	Company

	1996	1996	1997	1998	1999	2000

Balance Sheet Data:

Cash and Cash equivalents	$55,858	$59,940	$63,914	$37,983	$33,956	$20,799

Working Capital	49,357	65,306	34,870	25,724	33,103	17,985

Total Assets	176,789	80,393	201,327	221,014	202,935	156,112

Debt, including current portion	105	756	18,038	1,890	—	1,491

Mandatorily redeemable preferred stock	—	—	35,607	—	—	—

Stockholders’ equity (1)	38,609	71,395	58,882	98,442	101,301	73,404

(1)	The Company has never declared or paid cash dividends on the Common Stock.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

      We were founded in December 1995 and have grown primarily through a series of strategic acquisitions. For acquisitions accounted for as a purchase, our consolidated financial statements reflect the financial results of the purchased entities from the respective dates of the purchase. For all transactions accounted for using the pooling of interests method, our consolidated financial statements have been retroactively restated as if the transactions had occurred at the beginning of the earliest period presented. Our acquisitions are summarized in the following table:

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

      In July 1999, we sold Med Data for a total sales price of $5.0 million in cash.

      During July 1999, we invested in HEALTHvision, Inc., or HEALTHvision, a Dallas-based, privately held internet healthcare company, in conjunction with VHA, Inc. and investment entities affiliated with General Atlantic Partners, LLC. We purchased 3,400,000 shares of common stock for $34,000, which at the time represented 34% of the outstanding common stock on an if converted basis. HEALTHvision provides Internet solutions to hospital organizations to assist them in improving patient care in the local communities they serve. In connection with our relationship with HEALTHvision, we have entered into a joint marketing arrangement under which both organizations agreed to jointly market products and services to their customers. Under this agreement, we paid HEALTHvision $304,000 during 2000. We account for our investment in HEALTHvision using the equity method of accounting. As of December 31, 2000 our shares represented 28% of the common stock of HEALTHvision on an if converted basis. During 2000, the Company earned revenues of $5.4 million and had accounts receivable due from HEALTHvision of $1.2 million at December 31, 2000.

Revenues

      Revenues are derived from sales of systems and services, which include the licensing of software, software and hardware maintenance, implementation and training, remote hosting, outsourcing, networking services and consulting, and from the sale of computer hardware. Our products and services are generally sold to customers pursuant to contracts that range in duration from three to ten years.

      We have generally licensed our software products pursuant to arrangements that include maintenance for periods that range from three to seven years. For software licenses that are bundled with services and maintenance that require significant implementation efforts and provide for payments upon the achievement of implementation milestones, we have generally recognized revenues using the percentage-of-completion method. Under these arrangements, software license fees and implementation fees are recognized over the implementation period, which has typically ranged from 12 to 24 months.

      Revenues from other software licenses, which are bundled with long-term maintenance agreements, are recognized on a straight-line basis over the contracted maintenance period. Remote hosting and outsourcing services are marketed under long-term agreements that are generally of five to ten years in duration. Revenues under these arrangements are recognized monthly as the work is performed. Revenues related to other support services, such as training, consulting, and other implementation services, are recognized when the services are performed. We recognize revenues from the sale of hardware upon delivery of the equipment to the customer.

      In 2000, in response to our customers’ desire for flexible pricing and more comprehensive bundled information technology solutions, we began to offer our customers the option of purchasing our solutions under arrangements that bundled the software license fees (including the right to future products within the suite sold), implementation, maintenance, outsourcing, remote hosting, networking services and other related services in one comprehensive contract that provides for monthly or annual payments over the term of the contract. We generally recognize revenues under these arrangements on a monthly basis over the term of the contract, which typically ranges from seven to ten years.

      The shift toward providing comprehensive bundled solutions, together with the completion in early 2000 of the implementation of some of our contracts accounted for using the percentage-of-completion method, contributed to the decline in our revenues in 2000, particularly in the second, third and fourth quarters of 2000. Under these comprehensive bundled arrangements, revenues are recognized over the term of the contract consistent with the timing of the performance of all services offered under the arrangement. Generally, less revenue is recognized under these arrangements during the first 12 to 24 months compared to traditional licensing arrangements that we sell. If the level of new contracted business under these comprehensive bundled arrangements increases, we believe that it will mitigate some of the volatility in our revenues. However, if we continue to increase contract signings under these type of arrangements as opposed to our traditional licensing arrangements, our revenues may continue to be adversely affected for the next two to three years as compared to historic results.

Costs of Revenues

      The principal costs of systems and services revenues are salaries, benefits and related overhead costs for implementation, remote hosting and outsourcing personnel. Other significant costs of systems and services revenues are the amortization of acquired technology, capitalized software development costs and a network services intangible asset. Acquired technology is amortized over three to five years based upon the estimated economic life of the underlying asset, and capitalized software development costs are amortized generally over three years on a straight-line basis commencing upon general release of the related product or based on the ratio that current revenues bear to total anticipated revenues for the applicable product. The network services intangible asset is being amortized on a straight-line basis over three years. Cost of revenues related to hardware sales include only our cost to acquire the hardware from the manufacturer.

Gross Profit Margin

      The cost of revenues associated with both our traditional licensing arrangements and the more comprehensive arrangements discussed above are primarily related to services, which are expensed as incurred over the service period. The shift to these bundled comprehensive arrangements adversely affected margins in the second, third and fourth quarters of 2000 as our costs are higher and revenues are lower in the first 12 to 24 months under these arrangements than under the traditional license arrangements. This is due to the costs associated with our providing significant other services, including remote hosting, networking and outsourcing, at the same time we are performing our implementation services, which generally occurs during the early years of the arrangement. This, coupled with the timing of revenues discussed above, contributed to our reduced margins in the second, third and fourth quarters of 2000. Although we expect margins to return to historic levels in the long term, as more customers enter into these types of arrangements our margins may continue to be adversely affected.

      In addition, in connection with certain acquisitions, we inherited contracts that did not provide a reasonable margin for the cost and scope of the services involved. In order to build customer loyalty, we continued to honor our commitments under these contracts during 2000 and in some cases performed work outside the scope of these contracts for which we received nominal or no fees. This activity adversely impacted our margins in the second, third and fourth quarters of 2000 as we continued to incur costs with lower incremental revenues. To address this problem, we are negotiating payments for future work under some of these contracts, and we have decided not to continue our work under some other contracts, which has resulted in a write-down in the related accounts receivable. Additionally, we have consolidated our research and development and implementation functions to improve operating efficiencies. While we believe these actions will help to mitigate the future effect of these contracts on our operating results, we believe that margins may continue to be adversely affected as we continue to provide services under these contracts.

Marketing and Sales

      Marketing and sales expenses consist primarily of salaries, benefits, commissions and related overhead costs. Other costs include expenditures for marketing programs, public relations, trade shows, advertising and related communications.

Research and Development

      Research and development expenses consist primarily of salaries, benefits and related overhead associated with our design, development and testing of new products. We capitalize internal software development costs subsequent to attaining technological feasibility. These costs are amortized as an element of cost of revenues.

General and Administrative

      General and administrative expenses consist primarily of salaries, benefits and related overhead costs for administration, executive, finance, legal, human resources, purchasing and internal systems personnel, as well as accounting and legal fees and expenses.

Depreciation and Amortization

      We depreciate the costs of our tangible capital assets on a straight-line basis over the estimated economic life of the asset, which is generally not longer than five years. Acquisition-related intangible assets, which primarily consist of the value of ongoing customer relationships and goodwill, are amortized based upon the estimated economic life of the asset at the time of the acquisition, and will therefore vary among acquisitions.

Taxes

      As of December 31, 2000, we had operating loss carryforwards for federal income tax purposes of $118.0 million. The carryforwards expire in varying amounts through 2020 and are subject to certain restrictions. Based on evidence then available, we did not record any benefit for income taxes at December 31, 1998, 1999 and 2000, because we believe it is more likely then not that we would not realize our net deferred tax assets. Accordingly, we have recorded a valuation allowance against our total net deferred tax assets.

Results of Operations

2000 Compared to 1999

      Total revenues for the year ended December 31, 2000 decreased $32.8 million, or 13.2%, to $216.5 million, from $249.3 million for 1999. Systems and services revenues decreased $23.2 million, or 10.2%, to $203.4 million for the year ended December 31, 2000 from $226.6 million for 1999.

      This decrease in total revenues was primarily attributable to the shift toward providing comprehensive bundled solutions, the completion of the implementations under arrangements which were recognized under the percentage-of-completion method and the less favorable contracts we inherited as a result of recent acquisitions, which are all discussed above. In addition, our proposed transactions with Shared Medical Systems Corp., or SMS, and Neoforma.com, Inc., or Neoforma, which we have since abandoned, resulted in a significant diversion of management’s time and attention, which also adversely affected revenues during early 2000.

      Hardware revenues decreased $9.6 million, or 42.4%, to $13.1 million for the year ended December 31, 2000 from $22.7 million for 1999. The decrease was primarily due to decreased volume of hardware sales as a result of less hardware-intensive transactions.

      Total cost of revenues increased $3.3 million, or 2.3%, to $149.3 million, or 68.9% of total revenues, for the year ended December 31, 2000 from $145.9 million, or 58.5% of total revenues, for 1999. Increased costs of system and services revenues were partially offset by a decrease in costs of hardware revenues. Costs of systems and services revenues increased as a result of higher royalty related expenses associated with revenue recognized during the period, an increased level of outsourcing revenue and associated expenses, and a charge of $8.7 million to write-down some receivables related to contracts assumed in acquisitions. Furthermore, we recorded a charge of $0.7 million for other costs related to finalizing our acquisition integrations. These amounts were partially offset by decreased amortization of acquired technology in connection with acquisitions completed in prior years and by cost savings associated with the consolidation of our research and development and implementation functions. We also recorded acquisition related amortization of acquired technology and a network services asset of $25.3 million and $18.4 million for 1999 and 2000, respectively.

      Sales and marketing expenses increased $3.8 million, or 10.5%, to $40.1 million, or 18.5% of total revenues, for the year ended December 31, 2000 from $36.3 million, or 14.6% of total revenues, for 1999. The increase was primarily due to an increase in commissions as the result of an increase in new contracts 2000.

      Research and development expenses decreased $6.8 million, or 15.3%, to $37.4 million, or 17.3% of total revenues, for the year ended December 31, 2000 from $44.2 million, or 17.7% of total revenues, for 1999. The decrease was due primarily to a write-off of $2.8 million of capitalized software development costs related to duplicate products with no alternative future use due to the acquisition of MSI in 1999 and the realization of integration synergies. Research and development expenses that were capitalized were $6.7 million and $6.4 million for 1999 and 2000, respectively.

      General and administrative expenses decreased $1.0 million, or 9.2%, to $10.4 million, or 4.8% of total revenues, for the year ended December 31, 2000 from $11.4 million, or 4.6% of total revenues, for 1999. The decrease was primarily due to our restructuring plans that were completed in late 1999 and 2000. This was partially offset by a $0.7 million write-down of receivables during 2000.

      Depreciation and amortization decreased $0.5 million, or 3.3%, to $14.9 million, or 6.9% of total revenues, for the year ended December 31, 2000 from $15.4 million, or 6.2% of total revenues, for 1999. The decrease was primarily the result of certain fixed assets becoming fully depreciated, partially offset by depreciation related to purchases of fixed assets during the 2000. For 1999 and 2000, respectively, we recorded acquisition related amortization of $7.5 million and $7.2 million.

      During 1999, we initiated and completed a restructuring of our operations, which resulted in a charge totaling $5.1 million related to the closing of duplicate facilities and the termination of employees. During 2000, we initiated and completed another restructuring of our operations. This restructuring rationalized employee headcount after we completed the integration of our acquisitions. Additionally, we consolidated our research and development and implementation functions. Charges in connection with this restructuring in 2000 totaled $1.2 million.

      Pooling and transaction costs increased $0.3 million to $1.9 million for the year ended December 31, 2000 from $1.6 million for 1999. Pooling and transaction costs incurred during 1999 were related to the poolings of PowerCenter and MSI. The transaction costs during 2000 were primarily the result of costs associated with the abandoned transactions with SMS and Neoforma.

      Other income recorded during the year ended December 31, 2000 related to a realized gain on the sale of our investment in SMS of $4.5 million, which was offset in part by a loss on sale of our investment in equity securities.

      As a result of these factors, net loss increased 259.5% to $34.0 million for the year ended December 31, 2000 from $9.4 million for 1999.

1999 Compared to 1998

      Total revenues increased by $66.8 million, or 36.6%, from $182.5 million in 1998 to $249.3 million in 1999. This increase was caused primarily by the inclusion in 1999 of twelve months of operations of HV compared to only one month in 1998, and nine months of operations of Intelus. Also contributing to the increase was new business contracted in 1999 and incremental sales of hardware.

      Total cost of revenues increased by $39.0 million, or 36.5%, from $106.9 million in 1998 to $145.9 million in 1999. The increase in cost was due primarily to the associated growth in revenues, offset in part by a reduction in expenses related to integrating the acquisitions. As a percentage of total revenues, the total cost of revenues decreased from 58.6% in 1998 to 58.5% in 1999. Included in total cost of revenues is acquisition related amortization expense of $17.2 million and $25.3 million in 1998 and 1999, respectively, related to the amortization of acquired technology and a network services asset.

      Sales and marketing expenses increased by $6.7 million, or 22.5%, from $29.7 million in 1998 to $36.3 million in 1999. The increase in marketing and sales expense was due primarily to the addition of marketing and direct sales personnel following the acquisitions and the continued hiring of additional marketing and direct sales personnel. As a percentage of total revenues, marketing and sales expenses decreased from 16.3% in 1998 to 14.6% in 1999.

      Research and development expenses increased by $7.0 million, or 18.9%, from $37.1 million, or 20.4% of total revenues, in 1998 to $44.2 million, or 17.7% of total revenues, in 1999. These amounts exclude amortization of previously capitalized expenditures, which are recorded as cost of revenues. The increase was due primarily to the inclusion in 1999 of nine months of operations of Intelus, the continued development of our Sunrise Clinical Management product suite and a $2.8 million write-off of previously capitalized research and development expenditures related to duplicate products with no alternate use as a result of the MSI acquisition. In 1999, we wrote off $1.3 million of previously capitalized expenditures related to duplicate products as a result of 1998 acquisitions. Capitalized research and development expenditures increased by $2.4 million, or 55.8%, from $4.3 million in 1998 to $6.7 million in 1999. The increase in capitalized software development costs was primarily due to the acquisitions and the continued development of our Sunrise Clinical Management product suite.

      General and administrative expenses increased by $319,000, or 2.9%, from $11.1 million in 1998 to $11.4 million in 1999. The increase was primarily due to the timing of the purchase acquisitions and was partially offset by savings due to overall expense reductions. As a percentage of total revenues, general and administrative expenses decreased from 6.1% in 1998 to 4.6% in 1999.

      Depreciation and amortization expense increased by $3.4 million, or 28.3%, from $12.0 million in 1998 to $15.4 million in 1999. The increase was due primarily to the amortization of goodwill related to the acquisition of HV. As a percentage of total revenues, depreciation and amortization expense decreased from 6.6% in 1998 to 6.2% in 1999. Included in depreciation and amortization expense is acquisition related amortization of $3.9 million and $7.5 million in 1998 and 1999, respectively.

      During 1999, in connection with the MSI transaction, we recorded a stock compensation charge of $1.0 million related to the required vesting of stock options that were granted to former MSI employees. We also incurred pooling costs of $1.0 million related to the MSI transaction. Additionally, in July 1999, in connection with the formation of HEALTHvision, we incurred a stock compensation charge of $982,000 related to the accelerated vesting of former employees’ stock options.

      During the quarter ended June 30, 1999, we initiated a restructuring of our operations. The restructuring was completed during the quarter ended September 30, 1999 and resulted in a charge totaling $5.1 million related to the closing of duplicate facilities and the termination of certain employees.

      As a result of these factors, net loss decreased 73.4% from $35.3 million in 1998 to $9.4 million in 1999.

Acquired In-Process Research and Development

      In connection with the Alltel, SDK and HV acquisitions, we wrote off in-process research and development totaling $92.2 million and $7.0 million in 1997 and $2.4 million in 1998, respectively. These amounts were expensed as non-recurring charges on the respective acquisition dates. These write-offs were necessary because the acquired technology had not yet reached technological feasibility and had no future alternative uses. We are using the acquired in-process research and development to create new products, which will become part of the Sunrise product suite over the next several years. We generally released some products using the acquired in-process technology and expect to release additional products through 2001. We expect that the acquired in-process research and development will be successfully developed, but there can be no assurance that commercial viability of these products will be achieved.

      The nature of the efforts required for us to develop the purchased in-process technology into commercially viable products principally relate to the completion of all planning, designing, prototyping, verification and testing activities that are necessary to establish that the products can be produced to meet their design specifications, including functions, features and technical performance requirements.

      The value of the purchased in-process technology was determined by estimating the projected net cash flows related to the products, including costs to complete the development of the technology and the future revenues to be earned upon commercialization of the products. These cash flows were discounted back to their net present value. The resulting projected net cash flows from these projects were based on management’s estimates of revenues and operating profits related to these projects. These estimates were based on several assumptions, including those summarized below for each of the respective acquisitions.

      Through December 31, 2000, revenues and operating profit attributable to the acquired in-process technology have not materially differed from the projections used in determining its value. Throughout 1999 and 2000, we have continued the development of the in-process technology that was acquired in the transactions. We are installing modules derived from the acquired in-process technology in various field trial sites and have activated some sites. Additionally, we have begun to successfully market certain aspects of the technology to new and existing customers. We expect to continue releasing products derived from the technology through 2001. We continue to believe the projections used reasonably estimate the future benefits attributable to the in-process technology. However, we cannot assure you that deviations from these projections will not occur.

      If these projects to develop commercial products based on the acquired in-process technology are not successfully completed, our sales and profitability may be adversely affected in future periods. Additionally, the value of other intangible assets may become impaired.

Alltel

      The primary purchased in-process technology acquired in the Alltel acquisition was the client-server based core application modules of an integrated clinical software product whose functionality included order management, health information management, physician applications, nursing applications, pharmacy, laboratory and radiology applications and ancillary support. Additionally, the product included functionality facilitating the gathering and analysis of data throughout a healthcare organization, a data integration engine and various other functionality.

      Revenue attributable to the in-process technology was assumed to increase over the twelve-year projection period at annual rates ranging from 234% to 5%, resulting in annual revenues of approximately $27.0 million to $640.0 million. These projections were based on assumed penetration of the existing customer base, new customer transactions, historical retention rates and experiences of prior product releases. The projections reflected accelerated revenue growth in the first five years, 1997 to 2001, as the products derived from the in-process technology were generally released. In addition, the projections were based on annual revenue to be derived from long-term contractual arrangements ranging from seven to ten years. New customer contracts for products developed from the in-process technology were assumed to peak in 2001, with rapidly declining sales volume in the years 2002 to 2003 as other new products were expected to enter the market. The projections assumed no new customer contracts after 2003. Projected revenue in years after 2003 was determined using a 5% annual growth rate, which reflected contractual increases.

      Operating profit was projected to grow over the projection period at rates ranging from 1238% to 5%, resulting in incremental annual operating profit (loss) of approximately $(5.0) million to $111.0 million. The operating profit projections during the years 1997 to 2001 assumed a growth rate slightly higher than the revenue projections. The higher growth rate was attributable to the increase in revenues discussed above, together with research and development costs then expected to remain constant at approximately $15 million annually. The operating profit projections included a 5% annual growth rate for the years after 2003 consistent with the revenue projections.

      Through December 31, 2000, revenues and operating profit attributable to the acquired in-process technology have not materially differed from the projections used in determining its value. Through December 31, 2000, we continued the development of the in-process technology that was acquired in the Alltel transaction. We have installed modules derived from the acquired in-process technology and are continuing to develop additional functionality from this technology. Additionally, we have begun to successfully market certain aspects of the technology to new and existing customers. We expect to continue releasing products derived from the technology through 2001. We continue to believe the projections used reasonably estimated the future benefits attributable to the in-process technology. However, no assurance can be given that deviations from these projections will not occur.

      The projected net cash flows were discounted to their present value using the weighted average cost of capital. The weighted average cost of capital calculation produces the average required rate of return of an investment in an operating enterprise, based on required rates of return from investments in various areas of the enterprise. The weighted average cost of capital used in the projections was 21%. This rate was determined by applying the capital asset pricing model. This method yielded an estimated average weighted average cost of capital of approximately 16.5%. A risk premium was added to reflect the business risks associated with our stage of development, as well as the technology risk associated with the in-process software, resulting in a weighted average cost of capital of 21%. In addition, the value of customer relationships was calculated using a discount rate of 21% and a return to net tangible assets was estimated using a rate of return of 11.25%. The value of the goodwill was calculated as the remaining intangible value not otherwise allocated to identifiable intangible assets, resulting in an implied discount rate on the goodwill of approximately 28%.

      We used a 21% discount rate for valuing existing technology because this technology faced substantially the same risks as the business as a whole. Accordingly, a rate equal to the weighted average cost of capital of 21% was used. We used a 28% discount rate for valuing in-process technology. The spread over the existing technology discount rate reflected the inherently greater risk of the research and development efforts. The spread reflected the nature of the development efforts relative to the existing base of technology and the potential market for the in-process technology once the products were released.

      We estimated that the costs to develop the purchased in-process technology acquired in the Alltel acquisition into commercially viable products would be approximately $75.0 million in the aggregate through 2001, or $15.0 million per year from 1997 to 2001.

SDK

      The purchased in-process technology acquired in the SDK acquisition comprised three major enterprise-wide modules in the areas of physician billing, home health care billing and long-term care billing; a graphical user interface; a corporate master patient index; and a standard query language module.

      Revenue attributable to the in-process technology was assumed to increase in the first three years of the ten-year projection period at annual rates ranging from 497% to 83%, then to decrease over the remaining years at annual rates ranging from 73% to 14% as other products were released in the market place. Projected annual revenue ranged from approximately $5.0 million to $56.0 million over the term of the projections. These projections were based on assumed penetration of the existing customer base, synergies as a result of the SDK acquisition, new customer transactions and historical retention rates. Projected revenues from the in-process technology were assumed to peak in 2000 and decline from 2000 to 2007 as other new products were expected to enter the market.

      Operating profit was projected to grow at annual rates ranging from 1497% to 94% during the first three years, decreasing during the remaining years of the projection period similar to the revenue growth projections described above. Projected annual operating profit ranged from approximately $250,000 to $8 million over the term of the projections.

      Through December 31, 2000, revenues and operating profit attributable to in-process technology have been consistent with the projections. However, we cannot assure you that deviations from these projections will not occur in the future.

      The weighted average cost of capital used in the analysis was 20%. This rate was determined by applying the capital asset pricing model and a review of venture capital rates of return for companies in a similar life cycle stage.

      We used a 20% discount rate for valuing existing and in-process technology because both technologies face substantially the same risks as the business as a whole. Accordingly, a rate equal to the weighted average cost of capital of 20% was used.

      We estimated that the costs to develop the in-process technology acquired in the SDK acquisition would be approximately $1.7 million in the aggregate through the year 2000, comprised of $500,000 in 1998, $600,000 in 1999 and $600,000 in 2000.

Transition

      In connection with the purchase by Transition of HV, based on an independent appraisal, we recorded $40.6 million of intangible assets, which included $2.4 million of acquired in-process research and development. The amount allocated to acquired in-process research and development represented development projects in areas that had not reached technological feasibility and which had no alternative future use. Accordingly, the amount was charged to operations at the date of the acquisition.

Balance Sheet as of December 31, 2000 Compared to December 31, 1999

Accounts Receivable

      Accounts receivable decreased during 2000 primarily due to the charge totaling $9.4 million to write down certain receivables related to contracts assumed in acquisitions and a decrease in revenue in 2000. Additionally, our hardware shipments were lower in the fourth quarter of 2000 compared to 1999.

Acquired Technology

      Acquired technology decreased during 2000 due to amortization. This decrease was partially offset by a $3.3 million increase recorded to finalize the purchase price allocation related to the Intelus acquisition.

Intangibles

      Intangibles decreased during 2000 due to amortization.

Deferred Revenue

      Deferred revenue decreased during 2000 primarily due to the completion of certain implementation efforts at the former Transition customers and certain significant network projects.

Other Current Liabilities

      Other current liabilities decreased during 2000 primarily due to the timing of payments related to accounts payable and accrued expenses acquired from the acquisitions including deal costs of Transition and the payment of employee related liabilities due to the acquisitions.

Liquidity and Capital Resources

      During 2000, we used $10.7 million in operations, including approximately $10.5 million of annual employee compensation related liabilities paid during the first quarter. Investing activities used $9.9 million for the purchase of fixed assets and the funding of development costs partially offset by the sale of investments. Financing activities provided $7.3 million, due to borrowings under an equipment financing arrangement, exercise of stock options and the purchase of common stock under our employee stock purchase plan.

      We have a revolving credit facility with a commercial bank, that expires May 2002, and provides for maximum borrowings of up to $30.0 million. Available borrowings under this facility are based on accounts receivable and other criteria. As of December 31, 2000, our available borrowings under the facility were approximately $17.4 million and there were no outstanding borrowings under the facility.

      As of December 31, 2000, our principal sources of liquidity consisted of $20.8 million in cash and cash equivalents and our available borrowings under our revolving credit facility of $17.4 million.

      Subsequent to December 31, 2000, we completed a follow-on public offering for 5,750,000 shares of our common stock. Net proceeds from the offering were approximately $123.3 million.

      Our future capital requirements will depend upon a number of factors, including the rate of growth of our sales and the timing and level of research and development activities. As of December 31, 2000, we did not have any material commitments for capital expenditures. We believe that our available cash and cash equivalents, anticipated cash generated from our future operations and amounts available under the existing revolving credit facility will be sufficient to meet our operating requirements for at least the next twelve months.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

      We do not currently use derivative financial instruments. We generally buy investments with maturities of 90 days or less. Based upon the nature of our investments, we do not expect any material loss from our investments.

      Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities that have seen a decline in market value due to changes in interest rates. A hypothetical 10% increase or decrease in interest rates, however, would not have a material adverse effect on our financial condition.

      The Company accounts for cash equivalents and marketable securities in accordance with Statement of Financial Accounting Standards (SFAS) No. 115. “Accounting for Certain Investments in Debt and Equity

Securities.” Cash equivalents are short-term, highly liquid investments with original maturity dates of three months or less. Cash equivalents are carried at cost, which approximates fair market value.

      We do not currently enter into foreign currency hedge transactions. Through December 31, 2000, foreign currency fluctuations have not had a material impact on our financial position or results of operations.

Item 8.  Financial Statements and Supplementary Data

Index to Consolidated Financial Statements:

     Financial Statements:

     Financial Statement Schedules:

Schedule II — Valuation of Qualifying Accounts for each of the three years in the period ended December 31, 2000	58

      All other schedules are omitted as they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors

and the Stockholders of Eclipsys Corporation

      In our opinion, the consolidated financial statements listed in the accompanying index on page 29 present fairly, in all material respects, the financial position of Eclipsys Corporation and its subsidiaries at December 31, 1999 and December 31, 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index on page 29 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Atlanta, Georgia

January 26, 2001

ECLIPSYS CORPORATION

Consolidated Balance Sheets

(in thousands, except share data)

	December 31,

	1999	2000

Assets

Current Assets:

Cash and cash equivalents	$33,956	$20,799

Accounts receivable, net of allowance for doubtful accounts of $3,692 and $5,656	77,254	63,912

Inventory	660	1,065

Other current assets	11,800	6,854

Total current assets	123,670	92,630

Property and equipment, net	14,522	16,801

Capitalized software development costs, net	7,944	11,469

Acquired technology, net	33,161	19,714

Intangible assets, net	16,858	7,831

Other assets	6,780	7,667

Total assets	$202,935	$156,112

Liabilities and Stockholders’ Equity

Current Liabilities:

Deferred revenue	$49,279	$45,970

Current portion of long-term debt	—	314

Other current liabilities	41,288	28,361

Total current liabilities	90,567	74,645

Deferred revenue	8,803	5,258

Long-term debt	—	1,177

Other long-term liabilities	2,264	1,628
Commitments and contingencies

Stockholders’ equity:

Common stock $.01 par value, 200,000,000 shares authorized; issued and outstanding 36,303,825 and 37,136,121	363	371

Unearned stock compensation	(320)	(176)

Additional paid-in capital	254,085	259,903

Accumulated deficit	(152,500)	(186,459)

Accumulated other comprehensive income	(327)	(235)

Total stockholders’ equity	101,301	73,404

Total liabilities and stockholders’ equity	$202,935	$156,112

The accompanying notes are an integral part of these consolidated financial statements.

ECLIPSYS CORPORATION

Consolidated Statements of Operations
(in thousands, except share and per share data)

	Year Ended December 31,

	1998	1999	2000

Revenues:

Systems and services	$168,025	$226,610	$203,444

Hardware	14,433	22,717	13,094

Total Revenues	182,458	249,327	216,538

Costs and expenses:

Cost of systems and services revenues	94,775	127,312	138,909

Cost of hardware revenues	12,134	18,606	10,350

Sales and marketing	29,651	36,316	40,143

Research and development	37,139	44,151	37,382

General and administrative	11,107	11,426	10,380

Depreciation and amortization	11,981	15,415	14,906

Write-down of investment	4,778	—	—

Write-off of in-process research and development	2,392	—	—

Write-off of MSA	7,193	—	—

Pooling and transaction costs	5,033	1,648	1,900

Restructuring charge	—	5,133	1,198

Total costs and expenses	216,183	260,007	255,168

Loss from operations	(33,725)	(10,680)	(38,630)

Interest income, net	2,701	1,235	1,075

Other income, net	—	—	3,596

Loss before income taxes	(31,024)	(9,445)	(33,959)

Provision for income taxes	4,252	—	—

Net loss	(35,276)	(9,445)	(33,959)

Dividends and accretion on mandatorily redeemable preferred stock	(10,928)	—	—

Net loss available to common stockholders	$(46,204)	$(9,445)	$(33,959)

Loss per share:

Basic and diluted net loss per common share	$(1.95)	$(0.27)	$(0.92)

Basic and diluted weighted average common shares outstanding	23,668,072	34,803,934	36,765,975

The accompanying notes are an integral part of these consolidated financial statements.

ECLIPSYS CORPORATION

Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,

	1998	1999	2000

Operating activities:

Net loss	$(35,276)	$(9,445)	$(33,959)

Adjustments to reconcile net loss to net cash provided by operating activities:

Depreciation and amortization	29,932	42,134	36,418

Tax benefit of stock option exercises	1,171	—	—

Provision for bad debts	1,100	2,304	3,855

Write-down of accounts receivable	—	—	9,400

Loss on disposal of property and equipment	8	—	—

Write-off of in-process research and development	2,392	—	—

Write-off of MSA intangible asset	7,193	—	—

Write-down of investment	4,778	—	836

Gain on sale of investment	—	—	(4,462)

Write-off of capitalized software development costs	1,306	2,790	—

Stock compensation expense	150	2,285	144

Changes in operating assets and liabilities, net of acquisitions:

Accounts receivable	(1,712)	(9,967)	(1,061)

Inventory	349	(143)	(880)

Other current assets	3,301	(1,411)	6,349

Other assets	(1,562)	(1,521)	(1,825)

Deferred revenue	17,300	(11,863)	(7,911)

Other current liabilities	2,253	(8,732)	(16,184)

Other long-term liabilities	(971)	(114)	(1,387)

Total adjustments	66,988	15,762	23,292

Net cash provided by (used in) operating activities	31,712	6,317	(10,667)
Investing activities

Purchase of investments	(33,591)	—	(7,905)

Maturities of investments	16,838	17,003	—

Sale of investments	250	—	12,432

Purchase of property and equipment, net of acquisitions	(5,951)	(8,477)	(8,019)

Capitalized software development costs	(4,329)	(6,747)	(6,407)

Acquisitions, net of cash acquired	(29,259)	(25,000)	—

Proceeds from sale of business	—	5,000	—

Payments under MSA	(16,000)	—	—

Changes in other assets	(5,565)	—	—

Net cash used by investing activities	(77,607)	(18,221)	(9,899)

Financing activities

Borrowings	18,940	20,000	2,012

Payments on borrowings	(35,088)	(20,000)	(521)

Distributions — MSI	(585)	(375)	—

Sale of common stock	65,399	—	—

Sale of preferred stock	9,000	—	—

Redemption of mandatorily redeemable preferred stock	(38,771)	—	—

Exercise of warrants	—	—	4

Exercises of stock options	1,266	6,036	4,330

Employee stock purchase plan	287	2,587	1,492

Net cash provided by financing activities	20,448	8,248	7,317

Effect of exchange rates on cash and cash equivalents	16	(371)	92

Net decrease in cash and cash equivalents	(25,431)	(4,027)	(13,157)

Cash and cash equivalents — beginning of year	63,414	37,983	33,956

Cash and cash equivalents — end of year	$37,983	$33,956	$20,799

Cash paid for interest	$612	$124	$388

Cash paid for income taxes	$4,364	$758	$62

The accompanying notes are an integral part of these consolidated financial statements.

ECLIPSYS CORPORATION

Consolidated Statement of Changes in Stockholders’ Equity
(in thousands)

				Preferred Stock
	Voting and
	Non-Voting
	Common Stock		Common	Series A		Series D
			Stock
	Shares	Amount	Warrant	Shares	Amount	Shares	Amount

Balance at December 31, 1997	16,664,524	$167	395	20,000	$1	7,058,786	$71

EMTEK Acquisition	1,000,000	10

Sale of common stock — Eclipsys initial public offering	4,830,000	48

Issuance of Series G Preferred Stock

Conversion of preferred stock — Eclipsys initial public offering	10,033,313	100				(7,058,786)	(71)

Stock warrant exercise — PCS	60,238

Stock option exercise	465,008	5

Employee stock purchase	20,800

Income tax benefit from stock options exercised

Dividends and accretion on mandatorily redeemable preferred stock

Issuance of stock options

Distribution — MSI

Compensation expense recognized

Comprehensive income

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

Compensation expense recognized

Distributions MSI

Comprehensive income

Net loss

Foreign currency translation adjustment

Other comprehensive income

Comprehensive income

Balance at December 31, 1999	36,303,825	363	—	—	—	—	—

Stock option exercises	495,328	5

Employee stock purchase	296,203	3

Exercise of warrants	40,765	—

Compensation expense recognized

Net loss

Foreign currency translation adjustment
Other comprehensive income

Comprehensive income

Balance at December 31, 2000	37,136,121	$371	—	—	$—	—	$—

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Preferred Stock

	Series E		Series F		Series G

	Shares	Amount	Shares	Amount	Shares	Amount

Balance at December 31, 1997	896,431	$9	1,478,097	$15	—	—

EMTEK Acquisition

Sale of common stock — Eclipsys initial public offering

Issuance of Series G Preferred Stock					900,000	9

Conversion of preferred stock — Eclipsys initial public offering	(896,431)	(9)	(1,478,097)	(15)	(900,000)	(9)

Stock warrant exercise — PCS

Stock option exercise

Employee stock purchase

Income tax benefit from stock options exercised

Dividends and accretion on mandatorily redeemable preferred stock

Issuance of stock options

Distribution — MSI

Compensation expense recognized

Comprehensive income

Net loss

Foreign currency translation adjustment

Other comprehensive income

Comprehensive income

Balance at December 31, 1998	—	—	—	—	—	—

Stock option exercises

Employee stock purchase

Stock warrant exercise — Transition

Stock warrant exercise

Conversion of preferred stock — PCS

Conversion of convertible debt — PCS

Compensation expense recognized

Distributions MSI

Comprehensive income

Net loss

Foreign currency translation adjustment

Other comprehensive income

Comprehensive income

Balance at December 31, 1999	—	—	—	—	—	—

Stock option exercises

Employee stock purchase

Exercise of warrants

Compensation expense recognized

Net loss

Foreign currency translation adjustment
Other comprehensive income

Comprehensive income

Balance at December 31, 2000	—	$—	—	$—	—	$—

ECLIPSYS CORPORATION

Consolidated Statement of Changes in Stockholders’ Equity
(in thousands)

					Accumulated
					Other
	Additional			Comprehensive	Comprehensive
	Paid-in	Unearned	Accumulated	Income	Income
	Capital	Compensation	Deficit	(Loss)	(Loss)	Total

Balance at December 31, 1997	$165,265	$(250)	$(106,819)		$28	$58,882

EMTEK Acquisition	9,050					9,060

Sale of common stock — Eclipsys initial public offering	65,351					65,399

Issuance of Series G Preferred Stock	8,991					9,000

Conversion of preferred stock — Eclipsys initial public offering	4					—

Stock warrant exercise — PCS	61					61

Stock option exercise	1,200					1,205

Employee stock purchase	287					287

Income tax benefit from stock options exercised	1,171					1,171

Dividends and accretion on mandatorily redeemable preferred stock	(10,928)					(10,928)

Issuance of stock options	1,523	(1,523)				—

Distribution — MSI			(585)			(585)

Compensation expense recognized		150				150

Comprehensive income

Net loss			(35,276)	(35,276)		(35,276)

Foreign currency translation adjustment				16	16	16

Other comprehensive income				16

Comprehensive income				(35,260)

Balance at December 31, 1998	241,975	(1,623)	(142,680)		44	98,442

Stock option exercises	6,020					6,036

Employee stock purchase	2,585					2,587

Stock warrant exercise — Transition	393					—

Stock warrant exercise	(10)					—

Conversion of preferred stock — PCS	(1)					—

Conversion of convertible debt — PCS	2,141					2,142

Compensation expense recognized	982	1,303				2,285

Distributions MSI			(375)			(375)

Comprehensive income						—

Net loss			(9,445)	(9,445)		(9,445)

Foreign currency translation adjustment				(371)	(371)	(371)

Other comprehensive income				(371)

Comprehensive income				(9,816)

Balance at December 31, 1999	254,085	(320)	(152,500)		(327)	101,301

Stock option exercises	2,988					2,993

Employee stock purchase	2,704					2,707

Exercise of warrants	4					4

Compensation expense recognized	122	144				266

Net loss			(33,959)	(33,959)		(33,959)

Foreign currency translation adjustment				92	92	92

Other comprehensive income				92

Comprehensive income				(33,867)

Balance at December 31, 2000	$259,903	$(176)	$(186,459)		$(235)	$73,404

The accompanying notes are an integral part of these consolidated financial statements.

ECLIPSYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Years Ended December 31, 2000

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

ECLIPSYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Three Years Ended December 31, 2000

2.  Summary of Significant Accounting Policies — (Continued)

2.  Summary of Significant Accounting Policies — (Continued)

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

      For the Eclipsys product line (“EPL”), for transactions entered into with customers that require significant implementation efforts, the Company recognizes the bundled license and services fee from the arrangement using the percentage of completion method over the implementation period, based primarily on implementation hours incurred. Payments for software license and implementation fees under these arrangements are typically due over the implementation period (12 to 24 months). In 2000, the Company entered into long-term multiple element arrangements in which it is partnering with its customers to provide comprehensive technology solutions. These arrangements typically include multiple software products (including the right to future products within the suites purchased), implementation and consulting services, maintenance, and, where desired by the customer, outsourcing and remote hosting services. Additionally, these contracts may contain provisions in which the Company may earn additional fees based on customer savings or other objectives, as defined in the arrangements. These elements will be provided throughout the term of the arrangements which range from seven to ten years. Payments are due monthly over these extended contractual terms. The Company bundles all fees due under these comprehensive multiple element arrangements and recognizes the revenue ratably over the contract term. In addition, the Company capitalizes related direct costs consisting of third party software costs and direct software implementation costs. These costs are amortized over the term of the arrangement.

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

ECLIPSYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Three Years Ended December 31, 2000

2.  Summary of Significant Accounting Policies — (Continued)

Services

      Remote processing and outsourcing services are marketed under long-term arrangements generally over periods from 5 to 10 years. Revenues from these arrangements are recognized as the services are performed.

      Software maintenance fees are marketed under annual and multi-year agreements and are recognized as revenue ratably over the contracted maintenance term. The Company’s software maintenance arrangements include when and if available upgrades and do not contain specific upgrade rights.

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

Hardware Sales and Maintenance Revenue

      Hardware sales are generally recognized upon delivery of the equipment to the customer. Hardware maintenance revenues are billed and recognized monthly over the contracted maintenance term.

Unbilled Accounts Receivable

      The timing of revenue recognition and contractual billing terms under certain multiple element arrangements may not precisely coincide, resulting in the recording of unbilled accounts receivable or deferred revenue. Customer payments are due under these arrangements in varying amounts upon the achievement of certain contractual milestones throughout the implementation period. Implementation periods generally range from 12 to 24 months. The current portion of unbilled accounts receivable of $15.3 million and $12.5 million as of December 31, 1999 and 2000, respectively, is included in accounts receivable in the accompanying financial statements.

      In addition, the Company maintains certain long-term contracts used to finance a portion of certain customer hardware and software fees owed. These arrangements generally provide for payment terms that range from three to five years and carry interest rates that range from 7% to 10%. Such amounts are recorded as non-current unbilled account receivables until the customers are billed which is generally on a monthly basis. The non-current portion of amounts due related to these arrangements was $1.4 million and $3.3 million as of December 31, 1999 and 2000, respectively, and is included in other assets in the accompanying financial statements. The current portion of amounts due related to these arrangements was $1.6 million and $3.8 million as of December 31, 1999 and 2000, respectively, and is included in accounts receivable in the accompanying financial statements. The Company does not have any obligation to refund any portion of the software or hardware fees and its contracts are non-cancelable.

Inventory

      Inventory consists of computer equipment, parts and peripherals and is stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

Property and Equipment

      Property and equipment are stated at cost. Depreciation and amortization are provided for using the straight-line method over the estimated useful lives, which range from two to ten years. Computer equipment is depreciated over two to five years. Office equipment is depreciated over two to ten years. Purchased software for internal use is amortized over three to five years. Leasehold improvements are amortized over the shorter

ECLIPSYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Three Years Ended December 31, 2000

2.  Summary of Significant Accounting Policies — (Continued)

of the useful lives of the assets or the remaining term of the lease. When assets are retired or otherwise disposed of, the related costs and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in income. Expenditures for repairs and maintenance not considered to substantially lengthen the property and equipment lives are charged to expense as incurred.

Capitalized Software Development Costs

      The Company capitalizes a portion of its internal computer software development costs incurred subsequent to establishing technological feasibility, including salaries, benefits, and other directly related costs incurred in connection with programming and testing software products. Capitalization ceases when the products are generally released for sale to customers. Management monitors the net realizable value of all capitalized software development costs to ensure that the investment will be recovered through margins from future sales. Capitalized software development costs were approximately $4.3 million, $6.7 million and $6.4 million for the years ended December 31, 1998, 1999 and 2000, respectively. These costs are amortized over the greater of the ratio that current revenues bear to total and anticipated future revenues for the applicable product or the straight-line method over three to five years. Amortization of capitalized software development costs, which is included in cost of systems and services revenues, was approximately $777,000, $1.2 million and $2.9 million for the years ended December 31, 1998, 1999 and 2000, respectively. Accumulated amortization of capitalized software development costs were $6.7 million and $9.6 million as of December 31, 1999 and 2000, respectively.

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

Acquired Technology and Intangible Assets

      The intangible assets from the Company’s acquisitions (Notes 6 and 7), which are amortized to cost of systems and services on a straight-line basis over their estimated useful lives, consisted of the following as of December 31, 1999 and 2000 (in thousands):

	December 31,

	1999		2000

	Gross	Net	Gross	Net	Useful Life

Acquired technology	$92,536	$33,161	$95,795	$19,714	3 – 5 Years

Ongoing customer relationships	10,690	4,366	10,690	2,740	5 Years

Network services	5,764	2,404	5,764	481	3 Years

Goodwill	17,793	10,081	17,834	4,610	5 – 12 Years

Other	162	7	162	—	3 – 5 Years

	$126,945	$50,019	$130,245	$27,545

      Amortization of the acquired technology and network services assets is included in the cost of systems and services revenues.

ECLIPSYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Three Years Ended December 31, 2000

2.  Summary of Significant Accounting Policies — (Continued)

      The carrying values of intangible assets are reviewed if the facts and circumstances suggest that they may be impaired. This review indicates whether assets will be recoverable based on future expected cash flows. Based on its review, the Company does not believe that an impairment of its excess of cost over fair value of net assets acquired has occurred.

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

      Prior to the pooling of interests merger with the Company, MSI had elected “S” corporation status for income tax purposes. As a result of the merger, MSI terminated its “S” corporation election. The pro forma provision for income taxes, taken together with reported income tax expense presents the combined pro forma tax expense of MSI as if it had been a “C” corporation during the periods presented. The pro forma net loss of the Company considering this impact for the years ended December 31, 1998 and 1999 were as follows:

	1998	1999

Net loss	$(35,276)	$(9,445)

Pro forma tax adjustments	(637)	—

Pro forma net loss	$(35,913)	$(9,445)

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

Basic and Diluted Net Loss Per Share

      For all periods presented, basic and diluted net loss per common share is presented in accordance with FAS 128, “Earnings per Share”, which provides for the accounting principles used in the calculation of earnings per share and was effective for financial statements for both interim and annual periods ending after December 15, 1997. Basic net loss per common share is based on the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share reflects the potential dilution from assumed conversion of all dilutive securities such as stock options and warrants. Stock options to acquire 4,344,958, 5,494,673 and 9,148,878 shares of common stock at December 31, 1998, 1999 and 2000, respectively, and warrants to acquire up to 1,119,245, 40,829 and 5,160 shares of common stock at December 31, 1998, 1999 and 2000 respectively, were the only securities issued which would be included in the diluted earnings per share calculation if dilutive.

ECLIPSYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Three Years Ended December 31, 2000

2.  Summary of Significant Accounting Policies — (Continued)

      In 1998, 1999 and 2000, the inclusion of stock options and warrants would have been antidilutive due to the net loss reported by the Company. The Company has excluded 370,609 contingently returnable shares of common stock from basic and diluted earnings per share computation for the year ended December 31, 1998 (Note 4).

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

Foreign Currency Translation

      The financial position and results of operations of foreign subsidiaries are measured using the currency of the respective countries as the functional currency. Assets and liabilities are translated at the foreign exchange rate in effect at the balance sheet date, while revenue and expenses for the year are translated at the average exchange rate in effect during the year. Translation gains and losses are not included in determining net income or loss but are accumulated and reported as a separate component of stockholders’ equity. The Company has not entered into any hedging contracts during the three-year period ended December 31, 2000.

Comprehensive Income

      Effective January 1, 1998, the Company implemented Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income”. This standard requires that the total changes in equity resulting from revenue, expenses, and gains and losses, including those that do not affect the accumulated deficit, be reported. Accordingly, those amounts that are comprised solely of foreign currency translation adjustments are included in other comprehensive income in the consolidated statement of changes in stockholders’ equity.

New Accounting Pronouncements

      In October 1997, the American Institute of Certified Public Accountants issued Statement of Position 97-2 (“SOP 97-2”), “Software Revenue Recognition”. Effective January 1, 1998, the Company adopted SOP 97-2. In connection with the adoption of SOP 97-2, the Company deferred approximately $9.1 million of revenue under certain Transition contracts that were entered into after December 31, 1997.

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities”. This statement establishes accounting and reporting standards for derivative instruments embedded in other contracts and for hedging activities. This statement is effective for financial statements for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company believes the adoption of SFAS 133 will not have a material impact on our financial position or results of operations.

      In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 “Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25” (“FIN 44”). The interpretation provides guidance for certain issues relating to stock compensation involving employees that arose in applying APB Opinion No. 25. The provisions of FIN 44 were effective July 1, 2000. The adoption of FIN 44 has had no effect on the Company’s financial statements.

ECLIPSYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Three Years Ended December 31, 2000

2.  Summary of Significant Accounting Policies — (Continued)

      In December 1999, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 101 “Revenue Recognition in Financial Statements” (“SAB No. 101”). SAB No. 101 summarizes certain of the SEC staff’s view in applying generally accepted accounting principles to revenue recognition in financial statements. On June 26, 2000, the SEC staff issued SAB No. 101-B to provide registrants with additional time to implement guidance contained in SAB No. 101. SAB 101-B delays the implementation date of SAB No. 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The adoption of SAB No. 101 has had no material impact on our financial position or results of operations.

      In September 2000, the FASB issued SFAS 140 (“SFAS 140”), “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 140, which replaces SFAS 125 (“SFAS 125”), “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, addresses certain issues not previously addressed in SFAS 125. SFAS 140 is effective for transfers and servicing occurring after March 31, 2001 and, for certain provisions, fiscal years ending after December 15, 2000. The Company believes the adoption of SFAS 140 will not have a material impact on the Company’s financial position or results of operations.

3.  Property and Equipment

      Property and equipment as of December 31, 1999 and 2000 is summarized as follows (in thousands):

	December 31,

	1999	2000

Computer equipment	$17,329	$22,292

Office equipment and other	4,631	6,240

Purchased software	6,631	6,667

Leasehold improvements	4,405	4,723

	32,996	39,922

Less: Accumulated depreciation and amortization	(18,474)	(23,121)

	$14,522	$16,801

      Depreciation and amortization expense of property and equipment totaled approximately $7.6 million, $7.2 million and $5.7 million in 1998, 1999 and 2000, respectively.

4.  Licensing Arrangement

      In May 1996, the Company entered into an exclusive licensing arrangement with Partners HealthCare System, Inc. (“Partners”) to further develop, commercialize, distribute and support certain intellectual property which was being developed at Partners. As consideration for the license, the Company issued 988,290 shares of Common Stock of the Company, including 370,609 shares that were subject to a contingency which expired in 1999, and agreed to pay royalties to Partners on sales of the developed product until the Company completed an initial public offering of common stock with a per share offering price of $10.00 or higher. There was no revenue recognized by the Company or royalties paid to Partners under the arrangement in 1997 or 1998. In August of 1998, the Company completed an initial public offering (Note 5) whereby the royalty provision of the agreement terminated. Under the terms of the license, the Company may further develop, market, distribute and support the original technology and license it, as well as market related services, to other healthcare providers and hospitals throughout the world (other than in the Boston, Massachusetts metropolitan area). The Company is obligated to offer to Partners and certain of their affiliates an internal use

ECLIPSYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Three Years Ended December 31, 2000

4.  Licensing Arrangement — (Continued)

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

      As part of the agreement, the Company has provided development services to Partners related to commercializing the intellectual property; fees for these development services totaled $1.2 million, $976,000 and $274,000 for the years ended December 31, 1998, 1999 and 2000 respectively, and are included as a reduction in research and development expenses in the accompanying consolidated statements of operations.

5.  Stockholders’ Equity and Mandatorily Redeemable Preferred Stock

Stock Split

      In June 1998, the Company effected a two-for-three reverse stock split of all Voting Common Stock and Non-Voting Common Stock outstanding. The accompanying consolidated financial statements give retroactive effect to the June 1998 stock split as if it had occurred at the beginning of the earliest period presented. Effective upon the closing of the IPO, the authorized common stock and non-voting common stock was increased to 200,000,000.

Mandatorily Redeemable Preferred Stock

      In connection with its acquisition of Alltel (Note 7), the Company sold 30,000 shares of Series B 8.5% Cumulative Redeemable Preferred Stock (“Series B”) and warrants to purchase up to 1,799,715 shares of Non-Voting Common Stock at $.01 per share for total consideration of $30.0 million. The number of warrants to be issued was subject to adjustment in the event the Company redeemed all or a portion of the Series B prior to its mandatory redemption date. The Series B was non-voting and was entitled to a liquidation preference of $1,000 per share plus any unpaid dividends. Dividends were cumulative and accrued at an annual rate of 8.5%.

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

      In January 1997, 20,000 shares of the Series C were issued to Alltel Information Services, Inc. (“AIS”) as part of the consideration paid for Alltel (Note 7). The Series C contained substantially the same terms, including voting rights, ability to redeem and liquidation preferences the same as the Series B. The Series B had preferential rights in the event of a change of ownership percentages of certain of the Company’s stockholders; the Series C did not have these preferential rights. The Series C redemption price was determined the same as Series B and had to be redeemed on or before December 31, 2001.

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

ECLIPSYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Three Years Ended December 31, 2000

5.  Stockholders’ Equity and Mandatorily Redeemable Preferred Stock — (Continued)

recorded the Series C on the date of acquisition of Alltel at $10.3 million (after adjustment for the 4,500 shares returned by AIS (Note 7)), which included a discount from its face amount of $5.2 million.

      Dividends and accretion on the Series B was $10.7 million for the year ended December 31, 1998. During the year ended December 31, 1998, dividends and accretion on the Series C was and $200,000. The Series B and C were redeemed in August 1998 for $38.8 million with proceeds from the Company’s initial public offering. In connection with this early redemption, the Company recorded a one-time charge to APIC of $10.9 million, which represented the difference between the carrying value of the Series B and C and the redemption value. This amount is included in dividends and accretion in the accompanying financial statements.

      During 1999, 962,513 shares of Common Stock were issued related to the warrants issued in conjunction with Series B and Series C.

Series A Convertible Preferred Stock

      In May 1996, concurrent with entering into the Partners’ licensing arrangement, the Company sold 1,000,000 shares of Series A Convertible Preferred Stock (“Series A”) for $6.0 million to outside investors. The Series A was convertible on a one-to-one basis to shares of Common Stock of the Company at the discretion of the outside investors. The Series A had voting rights equivalent to Common Stock on an as converted basis and a liquidation preference of $6 per share. The Company did not declare or pay dividends on Series A. In January 1997, the Company issued 1,478,097 shares of Series F Convertible Preferred Stock (“Series F”) in exchange for the cancellation of Series A. The Company accounted for the transaction as an extinguishment of debt with a related party and, accordingly, recorded a charge of $3.1 million to additional paid-in capital at the date of this transaction. In addition, the charge was recorded as an increase to net loss available to common stockholders.

      In March 1996, PCS sold 20,000 shares of its Series A Convertible Preferred Stock (“PCS Series A”) for $2.0 million to outside investors. At the time of the PCS merger, the PCS Series A were converted into 241,183 shares of Common Stock of the Company.

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

ECLIPSYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Three Years Ended December 31, 2000

5.  Stockholders’ Equity and Mandatorily Redeemable Preferred Stock — (Continued)

      Concurrent with the Company’s initial public offering, the Series E were converted into 896,431 shares of Non-Voting Common Stock. Each share of Non-Voting Common Stock was convertible into one share of voting Common Stock. During 1999, all shares of Non-Voting Common Stock were converted into voting Common Stock.

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

Undesignated Preferred Stock

      The Company has available for issuance, 5,000,000 shares of preferred stock. As discussed below under “Shareholder Rights Plan” the Board has designated 100,000 of the 5,000,000 authorized shares of preferred stock as Series A Junior Participating Preferred Stock. The Company has a balance of 4,900,000 authorized shares of undesignated preferred stock (the “Undesignated Preferred”). The liquidation, voting, conversion and other related provisions of the Undesignated Preferred will be determined by the Board of Directors at the time of issuance. Currently, there are no outstanding shares.

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

ECLIPSYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Three Years Ended December 31, 2000

5.  Stockholders’ Equity and Mandatorily Redeemable Preferred Stock — (Continued)

Shareholder Rights Plan

      On July 26, 2000, the Board of Directors of the Company declared a dividend of one Right for each outstanding share of the Company’s Common Stock to stockholders of record at the close of business on August 9, 2000. Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock, $.01 par value per share, at a Purchase Price of $65.00 in cash, subject to adjustment. The Rights will initially trade together with the Eclipsys Common Stock and will not be exercisable. If a person or group (other than an exempt person) acquires 15% or more of the outstanding shares of Eclipsys Common Stock, the Rights generally will become exercisable and allow the holder (other than the 15% purchaser) to purchase shares of Eclipsys Common Stock at a 50% discount to the market price. The effect will be to discourage acquisitions of 15% or more of Eclipsys Common Stock without negotiations with the Board. The terms of the Rights are set forth in a Rights Agreement dated as of July 26, 2000 (the “Rights Agreement”) between the Company and Fleet National Bank, as Rights Agent. The Board has designated 100,000 of the 5,000,000 authorized shares of preferred stock as Series A Junior Participating Preferred Stock.

6.  Transition Merger

      As discussed in Note 2, on December 31, 1998, the Company completed a merger with Transition, a publicly traded provider of integrated clinical and financial decision support systems for hospitals, integrated health networks, physician groups and other healthcare organizations. Transition stockholders received 0.525 shares of common stock of Eclipsys for each share of Transition common stock, or an aggregate of 11.1 million shares. The transaction was accounted for as a pooling of interests, and accordingly, all prior periods have been restated to give effect to this transaction. The Company incurred transaction costs of approximately $5.0 million directly related to the merger.

7.  Acquisitions

      Effective January 24, 1997, Eclipsys completed the acquisition of Alltel. As consideration for this transaction, Eclipsys paid AIS $104.8 million cash, issued 15,500 (after consideration of the return of 4,500 shares by AIS in October 1997) shares of Series C valued at approximately $10.3 million and 2,077,497 shares of Series D valued at approximately $26.1 million. Concurrent with the acquisition, the Company and Alltel entered into the Management and Services Agreement (“MSA”) whereby Alltel agreed to provide certain services to the Company and its customers together with certain non-compete provisions. In exchange, the Company agreed to pay Alltel $11.0 million in varying installments through December 2000. The obligation and equivalent corresponding asset were recorded at its net present value of $9.5 million at the date of signing. To finance the transaction, the Company sold 30,000 shares of Series B and warrants to purchase up to 1,799,715 shares of Non-Voting Common Stock to private investors for total proceeds of $30.0 million. Additionally, the Company sold 4,981,289 shares of Series D and 896,431 shares of Series E for total proceeds of $73.8 million.

      The transaction was accounted for as a purchase and accordingly, the purchase price was allocated based on the fair value of the net assets acquired.

ECLIPSYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Three Years Ended December 31, 2000

7.  Acquisitions — (Continued)

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
For the Three Years Ended December 31, 2000

7.  Acquisitions — (Continued)

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

      Effective January 30, 1998, the Company acquired the net assets of the Emtek Healthcare Division (“Emtek”) of Motorola, Inc. (“Motorola”), for an aggregate purchase price of approximately $11.7 million, including 1,000,000 shares of Common Stock valued at $9.1 million and liabilities assumed of approximately $12.3 million. In addition, Motorola agreed to pay the Company $9.6 million in cash due within one year for working capital purposes.

ECLIPSYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Three Years Ended December 31, 2000

7.  Acquisitions — (Continued)

      The purchase price is composed of and allocated as follows (in thousands):

Issuance of Common Stock	$9,060

Receivable from Motorola	(9,600)

Liabilities assumed	12,275

11,735

Current assets	5,033

Property and equipment	2,629

7,662

Identifiable intangible assets (acquired technology)	$4,073

      On December 3, 1998, Transition acquired substantially all of the outstanding stock of HealthVISION, a provider of electronic medical record software. The purchase price was approximately $41.1 million, which was comprised of approximately $31.6 million in cash (of which $6.0 million was paid in 1997) and the assumption of approximately $9.5 million in liabilities, plus an earn-out of up to $10.8 million if specified financial milestones were met. The earnout period expired in 1999 with no amounts earned under the provisions of the agreement. The acquisition was accounted for under the purchase method of accounting and accordingly the results of operations of HealthVISION are included from the date of the acquisition. In connection with the transaction, based on an independent appraisal, the Company recorded $40.6 million of intangible assets which consisted of $2.4 million of acquired in-process research and development, $27.3 million of acquired technology and $10.9 million of goodwill. The amount allocated to acquired in-process research and development ($2.4 million) represented development projects in areas that had not reached technological feasibility and which had no alternative future use. Accordingly, the amount was charged to operations at the date of the acquisition. The amount allocated to acquired technology and goodwill are being amortized on a straight-line basis over three years.

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

ECLIPSYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Three Years Ended December 31, 2000

7.  Acquisitions — (Continued)

      The final purchase price is composed of and allocated as follows after adjustments for the sale of Med Data (in thousands):

Cash	$25,000

Liabilities assumed	6,406

31,406

Current assets	8,630

Fixed assets	778

9,408

Identifiable intangible assets (acquired technology)	$21,998

      Unaudited pro forma results of operations as if the aforementioned acquisitions had occurred on January 1, 1998 is as follows (in thousands except per share data):

	Years Ended December 31,

	1998	1999

Revenues	$213,444	$252,818

Net loss	(57,623)	(9,884)

Basic and diluted net loss per share	$(2.88)	$(0.28)

      As discussed in Note 2, on June 17, 1999, the Company completed a merger with MSI for total consideration of approximately $53.6 million. The Company issued 2,375,000 of its common stock for all of the common stock outstanding of MSI. No adjustments were made to the net assets of MSI as a result of the acquisition. The merger was accounted for as a pooling of interests and accordingly, the accompanying consolidated financial statements have been retroactively restated as if the merger occurred as of the earliest period presented. MSI provides web enabling and integration software. In connection with the pooling of MSI, the Company recorded a stock compensation charge of $1.0 million related to certain MSI options that were required to be fully vested at the merger date. Prior to the merger with Eclipsys, MSI was a Subchapter S Corporation. During 1998 and 1999, MSI paid distributions to stockholders’ of $585,000 and $375,000, respectively. In connection with the Eclipsys merger, the Subchapter S election was terminated.

      Effective July 1, 1999, the Company sold Med Data for total consideration of $5.0 million in cash. The Company reduced acquired technology originally recorded in the purchase during the quarter ended September 30, 1999 by $4.4 million, which represents the difference between the sales price and the net tangible assets sold.

      During July 1999, the Company invested in HEALTHvision, Inc., a Dallas based, privately held internet healthcare company, in conjunction with VHA, Inc. and investment entities affiliated with General Atlantic Partners, LLC. The Company purchased 3,400,000 shares of common stock for $34,000, which represented 34% of the outstanding common stock on an as if converted basis of HEALTHvision, Inc. As of December 31, 2000 these shares represented 28% of the common stock of HEALTHvision, Inc. on an if converted basis. The Company accounts for the investment using the equity method of accounting. This entity bears no relationship to the acquisition of HEALTHvision by Transition in December 1998. In connection with the formation of HEALTHvision, Inc., certain employees of Eclipsys became employees of HEALTHvision, Inc. and as a result the Company recorded a stock compensation charge of $982,000 due to accelerated vesting of those employees stock options.

      On March 30, 2000, the Company entered into a definitive merger agreement to be acquired by Neoforma.com, Inc. (“Neoforma”) of Santa Clara, California. Neoforma is a provider of business-to-business

ECLIPSYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Three Years Ended December 31, 2000

7.  Acquisitions — (Continued)

e-commerce services in the medical products, supplies and equipment industry. During the quarter ended June 30, 2000, the Company and Neoforma agreed to terminate the Merger Agreement between them without the payment of a termination fee. Transaction costs incurred in connection with the proposed merger were approximately $1.9 million.

8.  Long-Term Debt

      In connection with the Alltel acquisition, the Company entered into a $30.0 million credit facility (the “Facility”). The Facility included a $10.0 million term loan (the “Term Loan”) and a $20.0 million revolving credit facility (the “Revolver”). Borrowings under the Facility are secured by substantially all of the assets of the Company. The Term Loan was payable in varying quarterly installments through January 2000. As more fully discussed in Note 5, the Term Loan was repaid in full with the proceeds of the sale of Series G Convertible Preferred Stock in February 1998. On May 29, 1998, the Company entered into an agreement to increase the available borrowings under the Facility from $20.0 million to $50.0 million. In August 1998, the long-term debt balance and accrued interest were repaid in full with proceeds from the Company’s IPO. During October 2000, the Company amended the Facility. The amendment extended the agreement through May 31, 2002, changed the maximum borrowings to $30.0 million and revised certain other provisions of the Facility. Under the amended Facility, available borrowings are based on accounts receivable, as defined and certain other criteria. As of December 31, 2000, the Company’s available borrowings under the facility were approximately $17.4 million. There were no outstanding borrowings under the Facility as of December 31, 2000.

      Borrowings under the Facility bear interest, at the Company’s option, at (i) LIBOR plus 1% to 3% or (ii) the higher of a) the bank’s prime lending rate or b) the Federal Funds Rate plus 0.5%; plus 0% to 1.75%. The interest rates vary based on the Company’s ratio of earnings to consolidated debt, as defined. At December 31, 1999 and 2000, the Company’s borrowing rate under the Facility was 5.92% and 8.65%, respectively. Under the terms of the Facility, the Company is required to maintain certain financial covenants related to consolidated debt to earnings, consolidated earnings to interest expense and consolidated debt to capital. In addition, the Company has limitations on the amounts of certain types of expenditures and is required to obtain certain approvals related to mergers and acquisitions, as defined. The Company was in compliance with all provisions of the Facility as of December 31, 2000.

      Under the terms of the Revolver, the Company pays an annual commitment fee of .375% to .500% for any unused balance. Additionally, the Company pays a fee of .125% for any Letters of Credit issued under the agreement. As of December 31, 2000, unused Letters of Credit totaling approximately $75,000 were outstanding against the Revolver.

      PCS issued convertible notes and warrants to purchase common stock to certain investors. As of December 31, 1998, the balance of convertible notes payable was $1.9 million. At the time of the PCS merger, the convertible debt was converted into 102,515 shares of Common Stock of the Company.

ECLIPSYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Three Years Ended December 31, 2000

9.  Other Current Liabilities

      Other current liabilities consist of the following (in thousands):

	December 31,

	1999	2000

Accounts payable	$6,864	$2,660

Accrued compensation and incentives	16,982	11,952

Customer deposits	4,154	990

Accrued royalties	4,640	2,695

Other	8,648	10,064

	$41,288	$28,361

      During the quarter ended June 30, 1999, the Company initiated a restructuring of its operations. This restructuring was completed during the quarter ended September 30, 1999 and resulted in a charge totaling $5.1 million. The charge principally related to the closing of duplicate facilities and the termination of certain employees. As of December 31, 1999 accrued restructuring costs of $2.3 million were included in other current liabilities. As of December 31, 2000, the liability related to the restructuring in 1999 totaled $764,000. During 2000, the Company initiated and completed another restructuring of its operations. This restructuring rationalized employee headcount following the Company’s completion of the integration of its acquisitions. Additionally, we consolidated our research and development and implementation functions. Charges in connection with this restructuring in 2000 totaled $1.2 million. As of December 31, 2000 there were no significant liabilities related to the restructuring in 2000.

10.  Income Taxes

      A reconciliation of the effect of applying the federal statutory rate and the effective income tax rate on the Company’s income tax provision is as follows (in thousands):

	Year Ended December 31,

	1998	1999	2000

Statutory federal income tax rate	$(10,683)	$(3,212)	$(11,546)

In-process research and development	813	—	—

State income taxes	(872)	(374)	(1,345)

Non-deductible deal costs	1,546	650	—

Non-deductible amortization	927	2,610	2,640

Other	237	326	301

Valuation allowance, includes effect of acquisitions	12,284	—	9,950

Income tax provision	$4,252	$—	$—

ECLIPSYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Three Years Ended December 31, 2000

10.  Income Taxes — (Continued)

      The significant components of the Company’s net deferred tax assets/(liabilities) were as follows (in thousands):

	As of December 31,

	1999	2000

Deferred tax assets:

Intangible assets	$34,747	$38,071

Deferred revenue	434	328

Allowance for doubtful accounts	2,760	6,579

Accrued expenses	3,644	1,534

Depreciation	1,148	794

Other	1,843	600

Net operating loss carryforwards	36,984	46,895

	$81,560	$94,801

Deferred tax liabilities:

Unbilled Receivables	$(7,718)	$(7,630)

Capitalization of software development costs	(3,016)	(4,354)

Net deferred tax asset	70,826	82,817

Valuation allowance	(70,826)	(82,817)

	$—	$—

      At December 31, 2000, the Company had net operating loss carryforwards for federal income tax purposes of approximately $118.0 million. The carryforwards expire in varying amounts through 2020. Of this amount, $24.6 million related to stock option tax deductions which will be tax-effected and reflected as additional paid-in-capital when realized. Additionally, the Company has Canadian net operating loss carryovers of approximately $5.5 million that expire in varying amounts through 2004.

      Under the Tax Reform Act of 1986, the amounts of, and the benefits from, net operating loss carryforwards may be impaired or limited in certain circumstances. The Company experienced ownership changes as defined under Section 382 of the Internal Revenue Code in January, 1997 and December, 1998. As a result of the ownership changes, net operating loss carry-forwards of approximately $1.5 million at January, 1997 and $55.0 million at December 1998, which were incurred prior to the date of change, are subject to annual limitations on their future use. As of December 31, 2000, a valuation allowance has been established against the deferred tax assets that management does not believe are more likely than not to be realized. The future reduction of the valuation allowance, up to $7.2 million, will be reflected as a reduction of goodwill.

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
For the Three Years Ended December 31, 2000

11.  Employee Benefit Plans — (Continued)

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

2000 Stock Incentive Plan

      On May 22, 2000, the Board adopted the 2000 Stock Incentive Plan (the “2000 Plan”). The 2000 Plan provides for the granting of stock options, restricted stock, or other stock-based awards. Under the provisions of the 2000 Plan, no options or other awards may be granted after May 2010. The Board also adopted amendments to the plans, increasing the number of shares of common stock reserved under all the Company’s plans, including the 2000 Plan, the 1999 Plan, the Incentive Plan, the 1996 Plan and the 1998 Employee Stock Purchase Plan, to 12,000,000.

	1998		1999		2000

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price

Outstanding at beginning of the year	3,835,565	$7.78	4,344,958	$10.69	5,494,673	$16.98

Granted	1,217,463	18.85	3,141,212	19.62	4,977,159	8.46

Exercised	(465,008)	2.61	(1,610,556)	3.75	(510,253)	6.62

Forfeited	(243,062)	21.06	(380,941)	22.53	(812,701)	17.71

Outstanding at end of year	4,344,958	$10.69	5,494,673	$16.98	9,148,878	$12.87

Exercisable at end of the year	1,654,029		1,115,891		2,319,237

	1998		1999		2000

	Weighted	Weighted	Weighted	Weighted	Weighted	Weighted
	Average	Fair	Average	Fair	Average	Fair
	Exercise	Market	Exercise	Market	Exercise	Market
Option Granted During the Year	Price	Value	Price	Value	Price	Value

Option price > Fair market value	$24.49		—		—

Option price = Fair market value	21.31		$19.62		$8.46

Option price < Fair market value	—		—		—

Weighted Fair Market Value Options		$18.43		$18.51		$7.98

      The Company has adopted the disclosure only provision of FAS 123. Had compensation cost for the Company’s stock option grants described above been determined based on the fair value at the grant date for

ECLIPSYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Three Years Ended December 31, 2000

11.  Employee Benefit Plans — (Continued)

awards in 1998, 1999 and 2000 consistent with the provisions of FAS 123, the Company’s net loss and loss per share would have been increased to the pro forma amounts indicated below (in thousands, except share data):

	Year Ended December 31,

	1998	1999	2000

Net loss:

As reported	$(35,276)	$(9,445)	$(33,959)

Pro forma	$(47,780)	$(23,788)	$(45,032)

Basic net loss per share:

As reported	$(1.95)	$(0.27)	$(0.92)

Pro forma	$(2.48)	$(0.68)	$(1.22)

Diluted net loss per share:

As reported	$(1.95)	$(0.27)	$(0.92)

Pro forma	$(2.48)	$(0.68)	$(1.22)

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1998, 1999 and 2000: dividend yield of 0% for all years, risk-free interest rate of 5.55% for 1998, 6.34% for 1999, and 5.75% for 2000, expected life of 8.35, 7.44 and 9.88 years based on the plan and volatility of 103% for 1998, 133% for 1999, and 113% for 2000.

      The following table summarizes information about stock options outstanding at December 31, 2000:

	Options Outstanding
				Options Exercisable
		Weighted
		Average	Weighted		Weighted
	Number	Remaining	Average	Number	Average
	Outstanding	Contractual	Exercise	Exercisable	Exercise
Range of Exercise Price	at 12/31/00	Life	Price	at 12/31/00	Price

$ 0.01-$ 6.00	179,131	5.92	$0.48	162,768	$0.51
$ 6.01-$12.00	5,599,344	8.97	7.90	712,165	7.40
$12.01-$18.00	1,311,212	8.49	14.92	514,755	14.73
$18.01-$24.00	1,678,604	8.36	22.14	707,776	22.57
$24.01-$30.00	89,765	6.97	28.90	60,617	28.86
$30.01-$36.00	39,374	6.58	35.83	23,622	35.83
$36.01-$42.00	—	—	—	—	—
$42.01-$48.00	151,448	7.14	44.51	84,201	44.48
$48.01-$54.00	—	—	—	—	—
$54.01-$60.00	100,000	7.27	60.00	53,333	60.00

      In connection with the Transition merger, options held by employees of Transition were converted into options to purchase 1,792,854 shares of Common Stock based on the .525 conversion ratio. All option disclosures reflect the impact of Transition options after retroactive restatement for the impact of the Transition merger. As of December 31, 1998, 1999 and 2000, respectively, there were 1,792,854, 327,626 and 181,986 options outstanding related to Transition’s stock options plans.

      In connection with the PCS and MSI mergers, options held by employees were converted into outstanding options of the Company. As of December 31, 1998, 1999 and 2000, respectively, there were 56,551, 11,764 and 10,859 options outstanding related to PCS’s stock option plan. As of December 31, 1998,

ECLIPSYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Three Years Ended December 31, 2000

11.  Employee Benefit Plans — (Continued)

1999 and 2000, respectively, there were 117,090, 72,435 and 47,676 options outstanding related to MSI’s stock option plan. Additionally, in connection with the MSI merger, the Company recorded unearned stock compensation of $1,523,000 related to options granted to MSI employees during 1998.

Employee Savings Plan

      During 1997, the Company established a Savings Plan (the “Plan”) pursuant to Section 401(k) of the Internal Revenue Code (the “Code”), whereby employees may contribute a percentage of their compensation, not to exceed the maximum amount allowable under the Code. At the discretion of the Board, the Company may elect to make matching contributions, as defined in the Plan. For the years ended December 31, 1998, 1999 and 2000, the Board authorized matching contributions totaling $1,400,000, $0, and $801,000 respectively.

      Transition maintained a savings plan pursuant to Section 401(k) of the Code. In connection with this plan, employer contributions totaling $376,000 were made in 1998. In connection with the Transition merger, employees of Transition became eligible to enroll in the Plan.

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

12.  Commitments and Contingencies

Noncancelable Operating Leases

      The Company leases its office space and certain equipment under noncancelable operating leases. Rental expense under operating leases was approximately $8.7 million, $11.6 million and $10.6 million for the years ended December 31, 1998, 1999 and 2000 respectively. Future minimum rental payments for noncancelable operating leases as of December 31, 2000 are as follows (in thousands):

Year Ending December 31,

2001	$7,101

2002	6,980

2003	6,292

2004	3,867

2005	2,274

Thereafter	4,928

$31,442

Litigation

      The Company is involved in litigation incidental to its business from time to time. In the opinion of management, after consultation with legal counsel, the ultimate outcome of such litigation will not have a material adverse effect on the Company’s financial position or results of operations or cash flows.

ECLIPSYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Three Years Ended December 31, 2000

13.  Related Party Transactions

      The Company leases office space from a former stockholder of SDK. During the years ended December 31, 1998, 1999 and 2000, the Company paid $330,000, $330,000 and $849,000, respectively, under this lease. The lease, which was amended to increase the space at the end of 1999, is noncancelable and expires in 2009.

      In 1998, 1999 and 2000, the Company paid $446,000, $530,000 and $412,000, respectively, to a charter company for the use of an aircraft for corporate purposes. The aircraft provided for the Company’s use was leased by the charter company from a company owned by the Chairman of the Board and Chief Executive Officer of the Company (the “Chairman”). The Chairman’s company received $310,000, $339,000 and $298,000, during 1998, 1999 and 2000, respectively, for these transactions. The Chairman has no interest in the charter company.

      As discussed in Note 7, during July 1999, the Company invested in HEALTHvision, Inc., a Dallas based, privately held internet healthcare company, in conjunction with VHA, Inc. and investment entities affiliated with General Atlantic Partners, LLC. The Company purchased 3,400,000 shares of common stock for $34,000, which represented 28% of the outstanding common stock on an if converted basis of HEALTHvision, Inc. as of December 31, 2000. We account for our investment in HEALTHvision using the equity method of accounting. During 2000, the Company earned systems and services revenues of $5,411,000 and had accounts receivable due from HEALTHvision, Inc. of $1,240,000 at December 31, 2000. We paid HEALTHvision, Inc. $304,000 during 2000 related to a joint marketing arrangement under which both organizations agreed to jointly market products and services to their customers. For the year ended December 31, 2000, HEALTHvision, Inc. had total revenues of approximately $12.7 million (unaudited) and a net loss of approximately $24.6 million (unaudited). Additionally, HEALTHvision had total assets of approximately $25.2 million (unaudited) as of December 31, 2000.

14.  Investment Write-Down

      In April 1998, the Company made a strategic investment in Simione Central Holdings, Inc. (“Simione”), a publicly traded company, purchasing 420,000 shares of restricted common stock from certain stockholders of Simione for $5.6 million. At the time of the transaction, the common stock represented 4.9% of Simione’s outstanding common stock. The Company accounted for its investment in these shares using the cost method.

      Concurrent with the investment, the Company and Simione entered into a remarketing agreement pursuant to which the Company has certain rights to distribute Simione software products.

      At December 31, 1998, the Company determined that an other than temporary impairment of its investment occurred. Accordingly, the investment was written down to its estimated fair value of approximately $800,000 and the Company recorded a charge of $4.8 million in the accompanying statement of operations. During the first quarter of 2000, the Company recorded a charge of approximately $800,000 to write down the remaining balance of its investment. In late 2000, the Company sold its investment for approximately $226,000. The subsequent recovery was recorded to partially offset the previously recorded write downs.

      During the quarter ended March 31, 2000, the Company recorded a gain on its investment in Shared Medical Systems Corp. (“SMS”) of approximately $4.5 million. The investment was made in connection with a proposed merger with SMS that was not consummated. In connection with the proposed merger, the Company recorded transaction costs of approximately $50,000.

ECLIPSYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Three Years Ended December 31, 2000

15.  Subsequent Event (unaudited)

      Subsequent to December 31, 2000, the Company completed a follow-on public offering for 5,750,000 shares of its common stock. Net proceeds from the offering were approximately $123.3 million.

ECLIPSYS CORPORATION

SCHEDULE II-VALUATION OF QUALIFYING ACCOUNTS
For Each of the Three Years in the Period Ended December 31, 2000

	Balance at				Balance at
	Beginning of		Acquired		End of
	Period	Additions	Reserves	Write-offs	Period

December 31, 1998 Allowance for Doubtful Accounts	$2,303	$1,460	$763	$(802)	$3,724

December 31, 1999 Allowance for Doubtful Accounts	3,724	2,304	81	(2,417)	3,692

December 31, 2000 Allowance for Doubtful Accounts	3,692	13,255	—	(11,291)	5,656

Quarterly Results (Unaudited)

      The following table presents quarterly statement of operations data for each of the eight quarters in the period ended December 31, 2000. The statement of operations data for the quarters are unaudited, and in the opinion of management, include all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial data for such periods. Additionally, the statement of operations data is derived from, and are qualified by reference to, Eclipsys’ audited financial statements, which appear elsewhere in this document and are retroactively restated to give effect to the pooling of Transition, MSI and PowerCenter.

ECLIPSYS CORPORATION

For the Year Ended December 31, 1999
(in thousands, except per share data)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year

Revenues	$57,378	$61,826	$64,830	$65,293	$249,327

Gross profit margin	23,881	25,519	26,684	27,325	103,409

Net income (loss)	(792)	(9,060)	(1,799)	2,206	(9,445)

Basic and diluted net income (loss) per share	$(0.02)	$(0.26)	$(0.05)	$0.06	$(0.27)

ECLIPSYS CORPORATION

For the Year Ended December 31, 2000
(in thousands, except per share data)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year

Revenues	$64,690	$47,129	$50,613	$54,105	$216,538

Gross profit margin	29,137	9,786	7,739	20,617	67,279

Net income (loss)	4,989	(15,231)	(18,288)	(5,430)	(33,959)

Basic and diluted net income (loss) per share	$0.13	$(0.42)	$(0.50)	$(0.15)	$(0.92)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable.

Part III

      Certain information required by Part III of Form 10-K will be contained in the Company’s definitive Proxy Statement to be used in connection with the annual meeting of stockholders for the year 2001, and is incorporated herein by reference to this Form 10-K Annual Report:

Item 10.  Directors and Executive Officers of the Registrant

      Information regarding directors will be set forth in the proxy statement for the annual meeting of stockholders for the year 2001 and is incorporated herein by reference. Information regarding our executive officers is set forth under the caption “Executive Officers of the Registrant” appearing at the end of Part I, above.

Item 11.  Executive Compensation

      Information regarding executive compensation will be set forth in the proxy statement for the annual meeting of stockholders for the year 2001 and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

      Information regarding security ownership of certain beneficial owners and management will be set forth in the proxy statement for the annual meeting of stockholders for the year 2001 and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

      Information regarding certain relationships and related transactions will be set forth in the proxy statement for the annual meeting of stockholders for the year 2001 and is incorporated herein by reference.

Part IV

Item 14.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) The following documents are filed as part of this report:

1.	Consolidated Financial Statements included in Item 8 of this report on Form 10-K

2.	Financial Statement Schedules included in Item 8 of this report on Form 10-K

3.	The following exhibits are included in this report:

2.1*	Agreement and Plan of Merger dated as of October 29, 1998 by and among the Registrant, Exercise Acquisition Corp. and Transition Systems, Inc.
2.2**	Agreement of Merger among Alltel Healthcare Information Services, Inc., Alltel Information Services, Inc., Eclipsys Corporation and Eclipsys Solutions Corp. dated as of January 24, 1997
2.3**	Amended and Restated Stock Purchase Agreement among Eclipsys Corporation, SDK Medical Computer Services Corporation and the Selling Stockholders listed therein dated June 26, 1997
2.4**	Asset Purchase Agreement by and among Motorola, Inc. Eclipsys Corporation and Emtek Healthcare Corporation dated January 30, 1998
2.5****	Agreement and Plan of Merger dated as of February 5, 1999, by and among Eclipsys PCS and Sub
2.6****	Escrow Agreement dated as of February 17, 1999, by and among Eclipsys, Sub, PCS and the PCS Stockholders and Noteholders
2.7*****	Stock Purchase and Sale Agreement dated as of March 6, 1999 by and among Sungard Data Systems Inc., Sungard Investment Ventures, Inc., Med Data Systems, Inc., Intelus Corporation, and Eclipsys Corporation and Eclipsys Solutions Corp
2.8******	Agreement and Plan of Merger dated as of June 17, 1999, by and among Eclipsys Corporation, Eclipsys Merger Corp., MSI Solutions, Inc., MSI Integrated Services, Inc., Anna L. Bean, Michael R. Cote, Robert J. Feldman and the 1997 Feldman Family Trust
2.9*******	Asset Purchase Agreement by and among Quadramed Corporation, Eclipsys Corporation and Med Data Systems, Inc. dated July 1, 1999
3.1***	Third Amended and Restated Certificate of Incorporation of the Registrant
3.2**	Third Amended and Restated Bylaws of the Registrant
3.3********	Certificate of Designation of Series A Junior Participating Preferred
4.1**	Specimen certificate for shares of Common Stock
10.1**	Second Amended and Restated Registration Rights Agreement
10.2**	Second Amended and Restated Stockholders Agreement
10.5**†	Information Systems Technology License Agreement, dated as of May 3, 1996, by and among Partners Healthcare System, Inc. and Integrated Healthcare Solutions, Inc.
10.6**	Preferred Stock Purchase Agreement by and among Eclipsys Corporation, General Atlantic Partners 47, L.P. and GAP Coinvestment Partners, L.P. dated February 4, 1998
10.7**	1996 Stock Plan
10.8**	1998 Stock Incentive Plan, as amended
10.9*****	Amended and Restated 1998 Employee Stock Purchase Plan, as amended

10.11**	First Amended and Restated Credit Agreement dated May 29, 1998, by and among Eclipsys Corporation, First Union National Bank, f/k/a First Union National Bank of North Carolina as Agent and BankBoston, N.A. as Co-agent
10.12**	Letter agreement amending First Amended and Restated Credit Agreement dated May 29, 1998, by and among Eclipsys Corporation, First Union National Bank f/k/a First Union National Bank of North Carolina as Agent and BankBoston as Co-agent
10.13**	Settlement of Claims Agreement, dated as of March 13, 1998, between ALLTEL Information Services, Inc. and Eclipsys Corporation
10.14*****	1999 Stock Incentive Plan
10.15*********	2000 Stock Incentive Plan
21	Subsidiaries of the Registrant
23.1	Consent of PricewaterhouseCoopers LLP

†	confidential treatment granted on August 6, 1998 in connection with the Registrants IPO

*	Incorporated by reference to the Joint Proxy Statement/ Prospectus included in the Registrant’s Registration Statement on Form S-4 (File No. 333-68353)

**	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-50781)

***	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 000-24539)

****	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 3, 1999 (File No. 000-24539)

*****	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 (File No. 000-24539)

******	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 000-24539)

*******	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (File No. 000-24539)

********	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated August 8, 2000 (File No. 000-24539)

*********	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (File No. 000-24539)

(b)  Reports on Form 8-K.

None.

Signatures

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

/s/ HARVEY J. WILSON Harvey J. Wilson	Chief Executive Officer, (Principal Executive Officer), Director	March 14, 2001
/s/ GREGORY L. WILSON Gregory L. Wilson	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 14, 2001
/s/ STEVEN A. DENNING Steven A. Denning	Director	March 14, 2001
/s/ G. FRED DIBONA G. Fred Dibona	Director	March 14, 2001
/s/ EUGENE V. FIFE Eugene V. Fife	Director	March 14, 2001
/s/ BRADEN KELLY Braden Kelly	Director	March 14, 2001
/s/ JAY B. PIEPER Jay B. Pieper	Director	March 14, 2001