Form 10-Q
period 2001-03-31
ECLIPSYS CORP
filed 2001-05-14
CIK 1034088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

________________

FORM 10-Q
________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

COMMISSION FILE NUMBER: 000-24539

ECLIPSYS CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE (State of Incorporation)	65-0632092 (IRS Employer Identification Number)

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
Yes [X] No [   ]

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Shares outstanding as of May 8, 2001

Common Stock, $.01 par value	43,308,671

ECLIPSYS CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2001

INDEX

PART I	Financial Information

Item 1.	Condensed Consolidated Balance Sheets (unaudited) — As of March 31, 2001 and December 31, 2000

Condensed Consolidated Statements of Operations (unaudited) — For the Three Months ended March 31, 2001 and 2000

Condensed Consolidated Statements of Cash Flows (unaudited) — For the Three Months ended March 31, 2001 and 2000

Notes to Condensed Consolidated Financial Statements (unaudited)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

PART II	Other Information

Item 6.	Exhibits and Reports on Form 8-K

PART I.

ITEM 1.

ECLIPSYS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
AS OF MARCH 31, 2001 AND DECEMBER 31, 2000
(IN THOUSANDS)

	MARCH 31, 2001	DECEMBER 31, 2000

ASSETS

Current assets:

Cash and cash equivalents	$145,358	$20,799

Accounts receivable, net	63,784	63,912

Inventory	313	1,065

Other current assets	6,617	6,854

Total current assets	216,072	92,630

Property and equipment, net	19,787	16,801

Capitalized software development costs, net	12,046	11,469

Acquired technology, net	15,434	19,714

Intangible assets, net	5,585	7,831

Other assets	8,347	7,667

TOTAL ASSETS	$277,271	$156,112

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Deferred revenue	$53,570	$45,970

Current portion of long-term debt	—	314

Other current liabilities	21,499	28,361

Total current liabilities	75,069	74,645

Deferred revenue	3,374	5,258

Long-term debt	—	1,177

Other long-term liabilities	1,408	1,628

Stockholders’ equity:

Common stock	432	371

Unearned stock compensation	(140)	(176)

Additional paid-in capital	387,071	259,903

Accumulated deficit	(189,635)	(186,459)

Accumulated other comprehensive loss	(308)	(235)

Total stockholders’ equity	197,420	73,404

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$277,271	$156,112

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ECLIPSYS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

	THREE MONTHS ENDED
	MARCH 31,

	2001	2000

REVENUES

Systems and services	$51,760	$60,640

Hardware	2,911	4,050

TOTAL REVENUES	54,671	64,690

COSTS AND EXPENSES

Cost of systems and services revenues	30,813	32,277

Cost of hardware revenues	2,283	3,276

Sales and marketing	10,643	9,275

Research and development	9,363	9,774

General and administrative	2,347	2,326

Depreciation and amortization	3,802	3,654

Transaction costs	—	3,100

TOTAL COSTS AND EXPENSES	59,251	63,682

INCOME (LOSS) FROM OPERATIONS	(4,580)	1,008

Interest income, net	1,404	385

Other income, net	—	3,596

NET INCOME (LOSS)	$(3,176)	$4,989

BASIC NET INCOME (LOSS) PER COMMON SHARE	$(0.08)	$0.14

DILUTED NET INCOME (LOSS) PER COMMON SHARE	$(0.08)	$0.13

BASIC WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	41,295	36,504

DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	41,295	38,645

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ECLIPSYS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
(IN THOUSANDS)

	THREE MONTHS ENDED
	MARCH 31,

	2001	2000

OPERATING ACTIVITIES

Net Income (Loss)	$(3,176)	$4,989

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

Depreciation and amortization	9,690	8,702

Provision for bad debts	600	485

Gain on sale of investments	—	(4,462)

Write-down of investments	—	800

Stock compensation expense	36	36

Changes in operating assets and liabilities, net of acquisitions:

Accounts receivable	(472)	(6,691)

Inventory	602	(21)

Other current assets	237	5,317

Other assets	(1,011)	756

Deferred revenue	5,716	(4,442)

Other current liabilities	(6,862)	(10,328)

Other liabilities	(220)	(116)

Total adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities	8,316	(9,964)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	5,140	(4,975)

INVESTING ACTIVITIES

Purchase of property and equipment	(4,544)	(1,938)

Purchase of investments	—	(7,905)

Sale of investments	—	12,432

Capitalized software development costs	(1,702)	(1,800)

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(6,246)	789

FINANCING ACTIVITIES

Issuance of common stock in public offering	123,231	—

Payments on borrowings	(1,491)	—

Exercise of stock options	3,431	952

Employee stock purchase plan	567	748

Exercise of warrants	—	4

NET CASH PROVIDED BY FINANCING ACTIVITIES	125,738	1,704

EFFECT OF EXCHANGE RATES ON CASH AND

CASH EQUIVALENTS	(73)	454

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	124,559	(2,028)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	20,799	33,956

CASH AND CASH EQUIVALENTS, END OF PERIOD	$145,358	$31,928

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

      Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K filed March 15, 2001.

2.	ACCOUNTS RECEIVABLE

      The current portion of unbilled accounts receivable was $12.8 million and $12.5 million as of March 31, 2001 and December 31, 2000, respectively, and is included in accounts receivable in the accompanying condensed consolidated balance sheets. The non-current portion of unbilled accounts receivable was $3.5 million and $3.3 million as of March 31, 2001 and December 31, 2000, respectively, and is included in other assets in the accompanying condensed consolidated balance sheets.

3.	PUBLIC OFFERING

      During the quarter ended March 31, 2001, the Company completed a follow-on public offering for 5,750,000 shares of its common stock. Net proceeds from the offering were approximately $123.2 million.

4.	INVESTMENTS

      During the quarter ended March 31, 2000, the Company recorded a gain on its investment in Shared Medical Systems Corp. (“SMS”) of approximately $4.5 million. The investment was made in connection with a proposed merger with SMS that was not consummated.

      Additionally, during the quarter ended March 31, 2000, the Company recorded a charge of approximately $800,000 to write down certain equity securities to their net realizable value.

5.	TERMINATION OF MERGER

      On March 30, 2000, the Company signed an agreement to merge with Neoforma.com, Inc. (“Neoforma”), a California-based, business-to-business e-commerce services provider in the medical products, supplies and equipment industry. The merger was subject to the approval of stockholders of both the Company and Neoforma and certain other conditions. Subsequent to March 31, 2000, the Company and Neoforma agreed to terminate the Merger Agreement without the payment of a termination fee.

PART I.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

      This report contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “intends,” and similar expressions are intended to identify forward-looking statements. The important factors discussed under the caption “Certain Factors that May Affect Future Operating Results/Risk Factors,” presented from time to time in the Company’s filings with the Securities and Exchange Commission, among others, could cause actual results to differ materially from those indicated by forward-looking statements made herein. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

      In addition, we provide a range of services to our customers, including implementation, integration, support, maintenance and training. We also provide outsourcing, remote hosting, networking services and business solutions consulting to assist customers in meeting their healthcare information technology requirements. Through this comprehensive service offering and our integrated software suites, we provide our customers with an end-to-end solution for their clinical, financial and administrative information needs.

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

RESULTS OF OPERATIONS

      Total revenues for the quarter ended March 31, 2001 decreased $10.0 million, or 15.5%, to $54.7 million compared with $64.7 million for the first quarter 2000. Systems and services revenues decreased $8.9 million, or 14.6%, to $51.8 million compared with $60.6 million for the first quarter of 2000. This decrease in revenue was primarily attributable to the shift toward providing comprehensive bundled solutions, which represented a larger portion of our revenues in the first quarter of 2001 than in the first quarter of 2000, and the completion of the implementations under traditional licensing arrangements with some of our customers.

      Hardware revenues for the quarter ended March 31, 2001 decreased $1.1 million, or 28.1%, to $2.9 million compared with $4.1 million for the first quarter 2000. The decrease was primarily due to decreased volume of hardware sales a result of less hardware-intensive transactions, as well as more competitive pricing of hardware in the industry.

      Total cost of revenues decreased $2.5 million, or 6.9%, to $33.1 million, or 60.5% of total revenues, for the quarter ended March 31, 2001, from $35.6 million, or 55.0% of total revenues, for the same period in 2000. Cost of systems and services revenues decreased $1.5 million, or 4.5%, to $30.8 million, or 59.5% of systems and services revenues, for the quarter ended March 31, 2001 compared to $32.3 million, or 53.2% of systems and services revenues, for the first quarter of 2000. The decrease in cost of systems and services revenues was a result of the realization of integration synergies and restructuring, which resulted in lower salaries and payroll related expenses, including travel. These cost savings were partially offset by higher amortization of capitalized software development costs and acquired technology. Cost of hardware revenues decreased $1.0 million, or 30.3%, to $2.3 million, or 78.4% of hardware revenues, for the quarter ended March 31, 2001 compared to $3.3 million, or 80.9% of hardware revenues, for the first quarter of 2000. The decrease in cost of hardware revenues was directly attributable to lower hardware revenues.

      Sales and marketing expenses increased $1.4 million, or 14.7%, to $10.6 million, or 19.5% of total revenues, for the quarter ended March 31, 2001 compared to $9.3 million, or 14.3% of total revenues, for the first quarter in 2000. The increase was primarily due to an increase in commissions resulting from an increase in new contracted business as well as costs associated with newly implemented sales incentive programs.

      Total expenditures for research and development, including both capitalized and non-capitalized expenses decreased $0.5 million, or 4.4%, to $11.1 million, or 20.2% of total revenues, for the quarter ended March 31, 2001 compared to $11.6 million, or 17.9% of total revenues, for the first quarter of 2000. The decrease was due primarily to the realization of integration synergies and restructuring. Research and development expenses capitalized for the first quarter of 2001 decreased $0.1 million, to $1.7 million, compared to $1.8 million for the same period in 2000. The percentage of research and development expenditures capitalized of 15.4% for the quarter ended March 31, 2001 was relatively consistent with the 15.6% for the first quarter of 2000. Amortization of capitalized software development costs, which is included in cost of systems and services revenues, increased by $0.4 million to $1.1 million for the quarter ended March 31, 2001, compared to $0.7 million for the first quarter of 2000.

      General and administrative expenses were relatively unchanged at $2.3 million, or 4.3% of total revenues, for the quarter ended March 31, 2001 compared to $2.3 million, or 3.6% of total revenues, for the first quarter of 2000.

      Depreciation and amortization increased $0.1 million, or 4.1%, to $3.8 million, or 7.0% of total revenues, for the quarter ended March 31, 2001 compared to $3.7 million, or 5.6% of total revenues, for the same quarter in 2000. The increase was primarily the result of purchases of computer equipment.

      Transaction costs incurred during the quarter ended March 31, 2000 of $3.1 million were related to the costs associated with proposed mergers with Shared Medical Systems Corp. (SMS) and Neoforma.com, Inc. (Neoforma).

      Interest income increased $1.0 million to $1.4 million for the quarter ended March 31, 2001 compared to $0.4 million for the quarter ended March 31, 2000.

      Other income recorded during the first quarter of 2000 related to a gain on the Company’s investment in SMS. (See notes to the unaudited condensed consolidated financial statements.)

LIQUIDITY AND CAPITAL RESOURCES

      During the first quarter of 2001, the Company’s operations provided $5.1 million. Investing activities used $6.2 million for the purchase of fixed assets and the funding of development costs. Financing activities provided $125.7 million, from issuance of common stock in a public offering, exercise of stock options and the issuance of common stock under the employee stock purchase plan, offset by the repayment of all outstanding debt.

      As of March 31, 2001, the Company had $145.4 million in cash and cash equivalents.

      Management believes that its available cash and cash equivalents and anticipated cash generated from its future operations will be sufficient to meet the Company’s operating requirements for at least the next twelve months.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

      The Company accounts for cash equivalents and marketable securities in accordance with Statement of Financial Accounting Standards (SFAS) No. 115 "Accounting for Certain Investments in Debt and Equity Securities". Cash equivalents are short-term highly liquid investments with original maturity dates of three months or less. Cash equivalents are carried at cost, which approximates fair market value.

      We do not currently enter into foreign currency hedge transactions. Through March 31, 2001 foreign currency fluctutations have not had a material impact on our financial position or results of operations.

PART II.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits: See Index to exhibits.

(b)	Reports on Form 8-K:

(1) No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended March 31, 2001.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ECLIPSYS CORPORATION

Date:	May 14, 2001	/s/ Gregory L.Wilson

Gregory L. Wilson Senior Vice President, Chief Financial Officer and Treasurer

ECLIPSYS CORPORATION
EXHIBIT INDEX

EXHIBIT
NO.	DESCRIPTION

None