Form 10-Q
period 2001-06-30
ECLIPSYS CORP
filed 2001-08-10
CIK 1034088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Shares outstanding as of Aug 6, 2001

Common Stock, $.01 par value	43,926,819

ECLIPSYS CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2001

INDEX

PART I	Financial Information

Item 1.	Condensed Consolidated Balance Sheets (unaudited) —As of June 30, 2001 and December 31, 2000

Condensed Consolidated Statements of Operations (unaudited) – For the Three and Six Months ended June 30, 2001 and 2000

Condensed Consolidated Statements of Cash Flows (unaudited) – For the Six Months ended June 30, 2001 and 2000

Notes to Condensed Consolidated Financial Statements (unaudited)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

PART II	Other Information

Item 6.	Exhibits and Reports on Form 8-K

PART I.

ITEM 1.

ECLIPSYS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
AS OF JUNE 30, 2001 AND DECEMBER 31, 2000
(IN THOUSANDS)

	JUNE 30, 2001	DECEMBER 31, 2000

ASSETS

Current assets:

Cash and cash equivalents	$99,356	$20,799

Marketable securities	50,036	—

Accounts receivable, net	64,905	63,912

Inventory	720	1,065

Other current assets	8,243	6,854

Total current assets	223,260	92,630

Property and equipment, net	21,590	16,801

Capitalized software development costs, net	12,591	11,469

Acquired technology, net	11,154	19,714

Intangible assets, net	3,820	7,831

Other assets	8,992	7,667

TOTAL ASSETS	$281,407	$156,112

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:

Deferred revenue	$52,661	$45,970

Current portion of long-term debt	—	314

Other current liabilities	23,100	28,361

Total current liabilities	75,761	74,645

Deferred revenue	3,109	5,258

Long-term debt	—	1,177

Other long-term liabilities	1,356	1,628

Stockholders’ equity:

Common stock	434	371

Unearned stock compensation	(104)	(176)

Additional paid-in capital	389,407	259,903

Accumulated deficit	(188,144)	(186,459)

Accumulated other comprehensive loss	(412)	(235)

Total stockholders’ equity	201,181	73,404

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$281,407	$156,112

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ECLIPSYS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000
(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,

	2001	2000	2001	2000

REVENUES

Systems and services	$55,226	$45,174	$106,986	$105,814

Hardware	3,974	1,955	6,885	6,005

TOTAL REVENUES	59,200	47,129	113,871	111,819

COSTS AND EXPENSES

Cost of systems and services revenues	29,989	35,818	60,802	68,095

Cost of hardware revenues	3,310	1,525	5,594	4,801

Sales and marketing	10,501	9,920	21,144	19,195

Research and development	9,212	9,119	18,575	18,893

General and administrative	3,049	2,593	5,396	4,919

Depreciation and amortization	3,791	3,668	7,593	7,322

Transaction costs	(472)	—	(472)	3,100

TOTAL COSTS AND EXPENSES	59,380	62,643	118,632	126,325

LOSS FROM OPERATIONS	(180)	(15,514)	(4,761)	(14,506)

Interest income, net	1,671	283	3,076	668

Other income, net	—	—	—	3,596

NET INCOME (LOSS)	$1,491	$(15,231)	$(1,685)	$(10,242)

BASIC NET INCOME (LOSS) PER COMMON SHARE	$0.03	$(0.42)	$(0.04)	$(0.28)

DILUTED NET INCOME (LOSS) PER COMMON SHARE	$0.03	$(0.42)	$(0.04)	$(0.28)

BASIC WEIGHTED AVERAGE COMMON SHARES

OUTSTANDING	43,339	36,715	42,322	36,608

DILUTED WEIGHTED AVERAGE COMMON SHARES

OUTSTANDING	47,381	36,715	42,322	36,608

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ECLIPSYS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
(IN THOUSANDS)

	SIX MONTHS ENDED
	JUNE 30,

	2001	2000

OPERATING ACTIVITIES

Net loss	$(1,685)	$(10,242)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

Depreciation and amortization	18,892	17,772

Provision for bad debts	1,835	1,720

Gain on sale of investment	—	(4,462)

Write down of investments	—	836

Stock compensation expense	72	72

Changes in operating assets and liabilities:

Accounts receivable	(2,828)	(2,555)

Inventory	149	(16)

Other current assets	(1,389)	1,414

Other assets	(1,963)	350

Deferred revenue	4,542	(9,115)

Other current liabilities	(5,261)	(8,465)

Other liabilities	(272)	—

Total adjustments to reconcile net income (loss) to
net cash provided by (used in) operating activities	13,777	(2,449)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	12,092	(12,691)

INVESTING ACTIVITIES

Purchase of property and equipment	(8,016)	(3,935)

Purchase of marketable securities	(50,135)	—

Purchase of investments	—	(7,905)

Sale of investments	—	12,432

Capitalized software development costs	(3,381)	(3,402)

NET CASH USED IN INVESTING
ACTIVITIES	(61,532)	(2,810)

FINANCING ACTIVITIES

Issuance of common stock in public offering	123,231	—

Borrowings	—	2,012

Payments on borrowings	(1,491)	(132)

Exercise of stock options	5,097	1,132

Employee stock purchase plan	1,239	1,492

Exercise of warrants	—	4

NET CASH PROVIDED BY FINANCING
ACTIVITIES	128,076	4,508

EFFECT OF EXCHANGE RATES ON CASH AND

CASH EQUIVALENTS	(79)	121

NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS	78,557	(10,872)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	20,799	33,956

CASH AND CASH EQUIVALENTS, END OF PERIOD	$99,356	$23,084

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

2. MARKETABLE SECURITIES

      Marketable securities consist of funds that are highly liquid and are classified as available-for-sale. Marketable securities are recorded at fair value and unrealized gains and losses are recorded, as a component of other comprehensive income.

3. ACCOUNTS RECEIVABLE

      The current portion of unbilled accounts receivable was $12.3 million and $12.5 million as of June 30, 2001 and December 31, 2000, respectively, and is included in accounts receivable in the accompanying condensed consolidated balance sheets. The non-current portion of unbilled accounts receivable was $3.5 million and $3.3 million as of June 30, 2001 and December 31, 2000, respectively, and is included in other assets in the accompanying condensed consolidated balance sheets.

4. PUBLIC OFFERING

      During the quarter ended March 31, 2001, the Company completed a follow-on public offering for 5,750,000 shares of its common stock. Net proceeds from the offering were approximately $123.2 million.

5. NEW ACCOUNTING PRONOUNCEMENTS

      In July 2001, the Financial Accounting Standard Board (“FASB”) issued Statements of Financial Accounts Standards No. 141 “Business Combinations” and No. 142 “Goodwill and other Intangibles”. Under these new standards the FASB eliminated accounting for certain mergers and acquisitions as poolings of interests, eliminated amortization of goodwill and indefinite life intangible assets, and established new impairment measurement procedures for goodwill. For calendar-year reporting companies, the standards become effective for all acquisitions completed on or after June 30, 2001. Changes in financial statement treatment for goodwill and intangible assets arising from mergers and acquisitions completed prior to June 30, 2001 become effective January 1, 2002. The Company’s management is currently assessing the impact of implementing these standards.

PART I.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

      This report contains forward-looking statements. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “intends,” and similar expressions are intended to identify forward-looking statements. All forward-looking statements included in this document are based upon information available to Eclipsys as of the date hereof and Eclipsys assumes no obligation to update any such forward-looking statements. Because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. These risks include potential financial constraints and other factors faced by the healthcare industry, changing customer requirements and other risks described in the Company’s Annual Report on Form 10-K for the year ended Dec. 31, 2000 filed with the Securities and Exchange Commission on March 15, 2001.

OVERVIEW

      We are a healthcare information technology company. Our solutions assist healthcare organizations in achieving balanced outcomes through an appropriate and sustainable combination of clinical quality, efficient use of resources and patient satisfaction. We have designed our solutions to help our customers deliver better healthcare through knowledge. Our solutions consist of a comprehensive service offering and seven integrated software suites that we market under the Sunrise brand name.

      Our software applications consist of individual integrated product components that can be implemented in any combination and integrated with our customers’ existing information technology systems. We believe the open, modular nature of our software architecture reduces the overall cost of ownership and reduces the time to productive use because our solutions do not require the initial investment and disruption associated with a complete replacement of a customer’s existing legacy systems. To facilitate rapid adoption by our customers, we have engineered our solutions to take advantage of Web-based technologies. Our software applications are available to our customers for implementation in-house or through our remote hosting service, and are designed to work in a variety of healthcare settings.

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

      We market our solutions primarily to healthcare organizations, particularly academic medical centers. We have one or more of our products installed or being installed in over 1,450 facilities in the United States and other countries. We maintain decentralized sales and customer support teams in each of our five North American regions to provide direct sustained customer contact.

RESULTS OF OPERATIONS

      Systems and services revenues increased $10.1 million, or 22.3%, to $55.2 million for the quarter ended June 30, 2001, compared with $45.2 million for the second quarter of 2000. For the six months ended June 30, 2001, systems and services revenues increased $1.2 million, or 1.1%, to $107.0 million, compared to $105.8 million for the same period in 2000. The increase in systems and services revenues for the quarter ended June 30, 2001 was primarily attributable to revenues generated under the Company’s comprehensive solutions offerings which were entered into during the second quarter of 2000 and in subsequent periods. These offerings bundle the software license fees (including the right to future products within the suite sold), implementation, maintenance, outsourcing, remote hosting, networking services and other related services into comprehensive contracts that generally provide for monthly or annual payments over the term of the contracts. Revenues under these arrangements are recognized on a monthly basis over the term of the contract, which typically ranges from seven to ten years. The increase in systems and services revenues for the six months ended June 30, 2001 was primarily attributable to revenues generated under the Company’s comprehensive solutions offerings which were entered into during the second quarter of 2000 and in subsequent periods partially offset by a lower volume of revenue under traditional licensing arrangements with some of our customers.

      Hardware revenues for the quarter ended June 30, 2001 increased $2.0 million, or 103.3%, to $4.0 million for the quarter ended June 30, 2001, compared with $2.0 million for the second quarter of 2000. For the six months ended June 30, 2001, hardware revenues increased $0.9 million, or 14.7%, to $6.9 million, compared to $6.0 million for the same period in 2000. The increase in hardware revenues in the quarter and six months ended June 30, 2001 was primarily due to increased shipments under contracts entered into over the last several quarters.

      Cost of systems and services revenues decreased $5.8 million, or 16.3%, to $30.0 million, or 54.3% of systems and services revenues, for the quarter ended June 30, 2001, compared to $35.8 million, or 79.3% of systems and services revenues, for the second quarter of 2000. For the six months ended June 30, 2001, cost of systems and services revenues decreased $7.3 million, or 10.7%, to $60.8 million, or 56.8% of systems and services revenues, compared to $68.1 million, or 64.4% of systems and services revenues, for the same period in 2000. The decrease in cost of systems and services revenues for the quarter and six months ended June 30, 2001 was due to several factors. The largest factors were the realization of integration synergies and restructuring, which resulted in lower salaries and payroll related expenses, including medical insurance and travel. Additionally the Company reduced the usage of outside consultants, relying more on internal resources. These cost savings were partially offset by higher amortization of capitalized software development costs.

      Cost of hardware revenues increased $1.8 million, or 117.0%, to $3.3 million, or 83.3% of hardware revenues, for the quarter ended June 30, 2001, compared to $1.5 million, or 78.0% of hardware revenues, for the second quarter of 2000. For the six months ended June 30, 2001, cost of hardware revenues increased $0.8 million, or 16.5%, to $5.6 million, or 81.2% of hardware revenues, compared to $4.8 million, or 80.0% of hardware revenues, for the same period in 2000. The increase in cost of hardware revenues for the quarter and six months ended June 30, 2001 was directly attributable to higher hardware revenues.

      Sales and marketing expenses increased $0.6 million, or 5.9%, to $10.5 million, or 17.7% of total revenues, for the quarter ended June 30, 2001, compared to $9.9 million, or 21.0% of total revenues, for the second quarter in 2000. For the six months ended June 30, 2001, sales and marketing expenses increased $1.9 million, or 10.2%, to $21.1 million, or 18.6% of total revenues, compared to $19.2 million, or 17.2% of total revenues, for the same period in 2000. The increase in sales and marketing expenses for the quarter and six months ended June 30, 2001 was primarily due to an increase in commissions resulting from an increase in new contracted business as well as costs associated with newly implemented sales incentive programs.

      Research and development expenses increased $0.1 million, or 1.0%, to $9.2 million, or 15.6% of total revenues, for the quarter ended June 30, 2001, compared to $9.1 million, or 19.3% of total revenues, for the second quarter of 2000. For the six months ended June 30, 2001, research and development expenses decreased $0.3 million, or 1.7%, to $18.6 million, or 16.3% of total revenues, compared to $18.9 million, or 16.9% of total revenues, for the same period in 2000. The decrease in research and development expenses for the six months ended June 30, 2001, was due primarily to the realization of integration synergies and restructuring. The percentage of research and development expenditures capitalized of 15.4% for the six months ended June 30, 2001 was relatively consistent with the 15.3% for the same period in 2000. As a result of certain products being generally released, amortization of capitalized software development costs, which is included in cost of systems and services revenues, increased by $0.9 million to $2.3 million for the six months ended June 30, 2001, compared to $1.3 million for the same period in 2000.

      General and administrative expenses increased $0.5 million, or 17.6%, to $3.0 million, or 5.2% of total revenues, for the quarter ended June 30, 2001, compared to $2.6 million, or 5.5% of total revenues, for the second quarter of 2000. For the six months ended June 30, 2001, general and administrative expenses increased $0.5 million, or 9.7%, to $5.4 million, or 4.7% of total revenues, compared to $4.9 million, or 4.4% of total revenues, for the same period in 2000. The increase in general and administrative expenses for the quarter and six months ended June 30, 2001 was primarily the result of a bad debt provision recorded in the second quarter of 2001.

      Depreciation and amortization increased $0.1 million, or 3.4%, to $3.8 million, or 6.4% of total revenues, for the quarter ended June 30, 2001, compared to $3.7 million, or 7.8% of total revenues, for the same quarter in 2000. For the six months ended June 30, 2001, depreciation and amortization expenses increased $0.3 million, or 3.7%, to $7.6 million, or 6.7% of total revenues, compared to $7.3 million, or 6.5% of total revenues, for the same period in 2000. The increase in depreciation and amortization for the quarter and six months ended June 30, 2001 was primarily the result of purchases of computer equipment.

      Transaction costs incurred during the quarter ended June 30, 2001 were ($0.5) million as the result of the completion of certain activities related to prior pooling of interest transactions which were completed for less than original estimates. Transaction costs incurred during the quarter ended March 31, 2000 of $3.1 million were related to the costs associated with proposed mergers with Shared Medical Systems Corp. (SMS) and Neoforma.com, Inc. (Neoforma).

      Interest income increased $1.4 million to $1.7 million for the quarter ended June 30, 2001 compared to $0.3 million for the quarter ended June 30, 2000 primarily due to higher cash balances.

      Other income recorded during the first quarter of 2000 related to a gain on the Company’s investment in SMS.

LIQUIDITY AND CAPITAL RESOURCES

      During the first six months of 2001, the Company’s operations provided $12.1 million. Investing activities used $61.5 million, of which $50.1 million was the purchase of marketable securities. Cash was also used for the purchase of fixed assets and the funding of development costs. Financing activities provided $128.1 million, from issuance of common stock in a public offering, exercise of stock options and the issuance of common stock under the employee stock purchase plan, offset by the repayment of all outstanding debt.

      As of June 30, 2001, the Company had $149.4 million in cash and cash equivalents and marketable securities.

      Management believes that the available cash and cash equivalents, marketable securities and anticipated cash generated from the Company’s future operations will be sufficient to meet it’s operating requirements for at least the next twelve months.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      We do not currently use derivative financial instruments. We generally buy investments with maturities of 90 days or less. Based upon the nature of our investments, we do not expect any material loss from our investments.

      Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. Based upon a cash and marketable securities balance of $150 million, a 10% increase or decrease in interest rates, from a hypothetical rate of 5%, could result in a change in interest income of approximately $750,000 over a one year period.

      The Company accounts for cash equivalents and marketable securities in accordance with Statement of Financial Accounting Standards (SFAS) No. 115. “Accounting for Certain Investments in Debt and Equity Securities.” Cash equivalents are short-term highly liquid investments with original maturity dates of three months or less. Cash equivalents are carried at cost, which approximates fair market value. Marketable securities consist of funds that are highly liquid and are classified as available-for-sale. Marketable securities are recorded at fair value and unrealized gains and losses are recorded, as a component of other comprehensive income.

      We do not currently enter into foreign currency hedge transactions. Through June 30, 2001, foreign currency fluctuations have not had a material impact on our financial position or results of operations.

PART II.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      At the Annual Meeting of Stockholders of the Company held on April 26, 2001, the Company’s nominees for two Class III Directors for the ensuing three years were elected and the selection of PricewaterhouseCoopers LLP as the Company’s independent auditors for the current fiscal year was ratified.

      With respect to the election of the two Class III Directors, the voting was as follows:

Nominee	For	Withheld

Harvey J. Wilson	28,110,717	6,634,542

G. Fred DiBona	29,690,907	5,054,352

      With respect to the ratification of the selection of PricewaterhouseCoopers LLP as the Company’s independent auditors for the current fiscal year, the voting was as follows:

For	34,496,092

Against	247,604

Abstain	1,563

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits: See Index to exhibits.

      (b) Reports on Form 8-K:

(1) No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter
June 30, 2001.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ECLIPSYS CORPORATION

Date:	August 10, 2001	/s/ Robert J. Colletti

Robert J. Colletti Vice President of Finance and Chief Accounting Officer

ECLIPSYS CORPORATION
EXHIBIT INDEX

EXHIBIT
NO.	DESCRIPTION

None