Form 10-Q
period 2001-09-30
ECLIPSYS CORP
filed 2001-11-13
CIK 1034088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_________________

FORM 10-Q
_________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Shares outstanding as of November 9, 2001

Common Stock, $.01 par value	44,331,102

ECLIPSYS CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2001

INDEX

PART I.	Financial Information

Item 1.	Condensed Consolidated Balance Sheets (unaudited) — As of September 30, 2001 and December 31, 2000

Condensed Consolidated Statements of Operations (unaudited) – For the Three and Nine Months ended
September 30, 2001 and 2000

Condensed Consolidated Statements of Cash Flows (unaudited) – For the Nine Months ended
September 30, 2001 and 2000

Notes to Condensed Consolidated Financial Statements (unaudited)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

PART II.	Other Information

Item 6.	Exhibits and Reports on Form 8-K

PART I.

ITEM 1.

ECLIPSYS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
AS OF SEPTEMBER 30, 2001 AND DECEMBER 31, 2000
(IN THOUSANDS)

	SEPTEMBER 30, 2001	DECEMBER 31, 2000

ASSETS
Current assets:
Cash and cash equivalents	$113,069	$20,799
Marketable securities	51,014	—
Accounts receivable, net	66,729	63,912
Inventory	559	1,065
Other current assets	11,789	6,854

Total current assets	243,160	92,630

Property and equipment, net	21,504	16,801
Capitalized software development costs, net	13,210	11,469
Acquired technology, net	6,875	19,714
Intangible assets, net	2,055	7,831
Other assets	8,661	7,667

TOTAL ASSETS	$295,465	$156,112

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Deferred revenue	$54,235	$45,970
Current portion of long-term debt	—	314
Other current liabilities	21,897	28,361

Total current liabilities	76,132	74,645

Deferred revenue	2,836	5,258
Long-term debt	—	1,177
Other long-term liabilities	1,243	1,628

Stockholders’ equity:
Common stock	443	371
Unearned stock compensation	(68)	(176)
Additional paid-in capital	399,143	259,903
Accumulated deficit	(184,179)	(186,459)
Accumulated other comprehensive loss	(85)	(235)

Total stockholders’ equity	215,254	73,404

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$295,465	$156,112

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ECLIPSYS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,

	2001	2000	2001	2000

REVENUES
Systems and services	$59,302	$47,882	$166,288	$153,697
Hardware	3,140	2,731	10,025	8,736

TOTAL REVENUES	62,442	50,613	176,313	162,433

COSTS AND EXPENSES
Cost of systems and services revenues	30,915	40,707	91,717	108,799
Cost of hardware revenues	2,701	2,167	8,294	6,968
Sales and marketing	10,746	9,947	31,890	29,143
Research and development	9,248	9,208	27,823	28,102
General and administrative	2,465	3,316	7,862	8,231
Depreciation and amortization	4,000	3,781	11,593	11,107
Restructuring charge	—	1,198	—	1,198
Transaction costs	—	(1,200)	(472)	1,900

TOTAL COSTS AND EXPENSES	60,075	69,124	178,707	195,448

INCOME (LOSS) FROM OPERATIONS	2,367	(18,511)	(2,394)	(33,015)
Interest income, net	1,598	223	4,674	891
Other income, net	—	—	—	3,596

NET INCOME (LOSS)	$3,965	$(18,288)	$2,280	$(28,528)

BASIC NET INCOME (LOSS) PER COMMON SHARE	$0.09	$(0.50)	$0.05	$(0.78)

DILUTED NET INCOME (LOSS) PER COMMON SHARE	$0.08	$(0.50)	$0.05	$(0.78)

BASIC WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	43,961	36,829	42,874	36,672

DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	47,640	36,829	46,833	36,672

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ECLIPSYS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
(IN THOUSANDS)

	NINE MONTHS ENDED
	SEPTEMBER 30,

	2001	2000

OPERATING ACTIVITIES
Net income (loss)	$2,280	$(28,528)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation and amortization	28,245	27,019
Provision for bad debts	2,860	2,705
Write down of accounts receivable	—	9,400
Gain on sale of investment	—	(4,462)
Write down of investment	—	802
Stock compensation expense	108	108
Changes in operating assets and liabilities:
Accounts receivable	(5,677)	262
Inventory	310	(102)
Other current assets	(4,935)	2,900
Other assets	(2,127)	(2,444)
Deferred revenue	5,841	(8,762)
Other current liabilities	(6,464)	(13,679)
Other liabilities	(384)	(394)

Total adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities	17,777	13,353

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	20,057	(15,175)

INVESTING ACTIVITIES
Purchase of property and equipment	(9,671)	(5,571)
Purchase of marketable securities	(50,716)	—
Purchase of investments	—	(7,905)
Sale of investments	—	12,432
Capitalized software development costs	(5,073)	(4,905)

NET CASH USED IN INVESTING ACTIVITIES	(65,460)	(5,949)

FINANCING ACTIVITIES
Issuance of common stock in public offering	123,215	—
Borrowings	—	2,012
Payments on borrowings	(1,491)	(284)
Exercise of stock options	14,299	1,760
Employee stock purchase plan	1,798	1,492
Exercise of warrants	—	4

NET CASH PROVIDED BY FINANCING ACTIVITIES	137,821	4,984

EFFECT OF EXCHANGE RATES ON CASH AND
CASH EQUIVALENTS	(148)	84

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	92,270	(16,056)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	20,799	33,956

CASH AND CASH EQUIVALENTS, END OF PERIOD	$113,069	$17,900

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

3. ACCOUNTS RECEIVABLE

     The current portion of unbilled accounts receivable was $12.3 million and $12.5 million as of September 30, 2001 and December 31, 2000, respectively, and is included in accounts receivable in the accompanying condensed consolidated balance sheets. The non-current portion of unbilled accounts receivable was $3.1 million and $3.3 million as of September 30, 2001 and December 31, 2000, respectively, and is included in other assets in the accompanying condensed consolidated balance sheets.

4. OTHER COMPREHENSIVE INCOME

     The components of comprehensive income (loss) were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2001	2000	2001	2000

Net income (loss)	$3,965	$(18,288)	$2,280	$(28,528)
Unrealized gain on available-for-sale marketable securities arising during the period	396		298
Foreign currency translation adjustment	(69)	(37)	(148)	84

Total comprehensive income (loss)	$4,292	$(18,325)	$2,430	$(28,444)

5. PUBLIC OFFERING

     During the quarter ended March 31, 2001, the Company completed a follow-on public offering for 5,750,000 shares of its common stock. Net proceeds from the offering were approximately $123.2 million.

6. NEW ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standard Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and other Intangibles.” Under this new standard the FASB eliminated amortization of goodwill and created indefinite life intangible assets and established new impairment measurement procedures for goodwill. For calendar-year reporting companies, this standard becomes effective January 1, 2002. The Company is currently assessing the impact of implementing this standard.

     In June of 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” The statement provides accounting and reporting standards for recognizing obligations related to asset retirement costs associated with the retirement of tangible long-lived assets. Under this statement, legal obligations associated with the retirement of long-lived assets are to be recognized at their fair value in the period in which they are incurred if a reasonable estimate of fair value can be made. The fair value of the asset retirement costs is capitalized as part of the carrying amount of the long-lived asset and subsequently allocated to expense using a systematic and rational method over the assets’ useful life. Any subsequent changes to the fair value of the liability due to passage of time or changes in the amount or timing of estimated cash flows is recognized as an accretion expense. For calendar-year reporting companies, this standard becomes effective January 1, 2002. The Company is currently assessing the impact of implementing this standard.

     In October of 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which is effective for fiscal years beginning after Dec 15, 2001. This statement supercedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” However, it retains the fundamental provisions of SFAS No. 121 for the recognition and measurement of the impairment of long-lived assets to be held and used and the measurement of long-lived assets to be disposed of by sale. Impairment on Goodwill is not included in the scope of SFAS No. 144 and will be treated in accordance with the accounting standards established in SFAS No. 142, Goodwill and Other Intangible Assets.” According to SFAS No. 144, long-lived assets are to be measured at the lower of carrying amount or fair value less cost to sell. For calendar-year reporting companies, this standard becomes effective January 1, 2002. The Company is currently assessing the impact of implementing this standard.

PART I.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

     This report contains forward-looking statements. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “intends” and similar expressions are intended to identify forward-looking statements. All forward-looking statements included in this document are based upon information available to Eclipsys as of the date hereof and Eclipsys assumes no obligation to update any such forward-looking statements. Because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. These risks include potential financial constraints and other factors faced by the healthcare industry, changing customer requirements and other risks described in the Company’s Annual Report on Form 10-K for the year ended Dec. 31, 2000 filed with the Securities and Exchange Commission on March 15, 2001.

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

     Our software applications consist of individual integrated product components that can be implemented in any combination and integrated with our customers’ existing information technology systems. We believe the open, modular and component-based nature of our software architecture reduces the overall cost of ownership and reduces the time to productive use because our solutions do not require the initial investment and disruption associated with a complete replacement of a customer’s existing legacy systems. To facilitate rapid adoption by our customers, we have engineered our solutions to take advantage of Web-based technologies. Our software applications are available to our customers for implementation in-house or through our remote hosting service, and are designed to work in a variety of healthcare settings.

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

RESULTS OF OPERATIONS

     Systems and services revenues increased $11.4 million, or 23.9%, to $59.3 million for the quarter ended September 30, 2001, compared with $47.9 million for the same period in 2000. For the nine months ended September 30, 2001, systems and services revenues increased $12.6 million, or 8.2%, to $166.3 million, compared to $153.7 million for the same period in 2000. The increase in systems and services revenues for the quarter and nine months ended September 30, 2001 was primarily attributable to revenues generated under the Company’s comprehensive solutions offerings which were entered into during the second quarter of 2000 and in subsequent periods and other new contracted business. These offerings bundle the software license fees (including the right to future products within the suite sold), implementation, maintenance, outsourcing, remote hosting, networking services and other related services into comprehensive contracts that generally provide for monthly or annual payments over the term of the contracts. Revenues under these arrangements are recognized on a monthly basis over the term of the contract, which typically ranges from seven to ten years.

     Hardware revenues increased $0.4 million, or 15.0%, to $3.1 million for the quarter ended September 30, 2001, compared with $2.7 million for the same period in 2000. For the nine months ended September 30, 2001, hardware revenues increased $1.3 million, or 14.8%, to $10.0 million, compared to $8.7 million for the same period in 2000. The increase in hardware revenues in the quarter and nine months ended September 30, 2001 was primarily due to increased shipments under contracts entered into over the last several quarters.

     Cost of systems and services revenues decreased $9.8 million, or 24.1%, to $30.9 million, or 52.1% of systems and services revenues, for the quarter ended September 30, 2001, compared to $40.7 million, or 85.0% of systems and services revenues, for the same period in 2000. For the nine months ended September 30, 2001, cost of systems and services revenues decreased $17.1 million, or 15.7%, to $91.7 million, or 55.2% of systems and services revenues, compared to $108.8 million, or 70.8% of systems and services revenues, for the same period in 2000. The decrease in cost of systems and services revenues for the quarter and nine months ended September 30, 2001 was due to several factors. The most significant factor was an $8.7 million charge recorded in the third quarter of 2000 to write-down certain receivables related to contracts assumed in acquisitions. Also in the third quarter of 2000, the Company recorded a charge of $0.7 million for other costs related to completing the integration of its acquisitions. Other factors contributing to the decrease were the realization of integration synergies and restructuring, which resulted in lower salaries and payroll related expenses, including medical insurance and travel. Additionally the Company reduced the usage of outside consultants, relying more on internal resources. These cost savings were partially offset by higher amortization of capitalized software development costs.

     Cost of hardware revenues increased $0.5 million, or 24.6%, to $2.7 million, or 86.0% of hardware revenues, for the quarter ended September 30, 2001, compared to $2.2 million, or 79.3% of hardware revenues, for the same period in 2000. For the nine months ended September 30, 2001, cost of hardware revenues increased $1.3 million, or 19.0%, to $8.3 million, or 82.7% of hardware revenues, compared to $7.0 million, or 79.8% of hardware revenues, for the same period in 2000. The increase in cost of hardware revenues for the quarter and nine months ended September 30, 2001 was directly attributable to higher hardware revenues and lower margins due to pricing pressure in the hardware sector.

     Sales and marketing expenses increased $0.8 million, or 8.0%, to $10.7 million, or 17.2% of total revenues, for the quarter ended September 30, 2001, compared to $9.9 million, or 19.7% of total revenues, for the third quarter in 2000. For the nine months ended September 30, 2001, sales and marketing expenses increased $2.7 million, or 9.4%, to $31.9 million, or 18.1% of total revenues, compared to $29.1 million, or 17.9% of total revenues, for the same period in 2000. The increase in sales and marketing expenses for the quarter and nine months ended September 30, 2001 was primarily due to an increase in commissions resulting from an increase in new contracted business as well as costs associated with newly implemented sales incentive programs.

     Research and development expenses for the quarter ended September 30, 2001 were relatively unchanged from the third quarter of 2000 at $9.2 million. This represented 14.8% of total revenues for the third quarter of 2001, compared to 18.2% of total revenues for the third quarter of 2000. For the nine months ended September 30, 2001, research and development expenses decreased $0.3 million, or 1.0%, to $27.8 million, or 15.8% of total revenues, compared to $28.1 million, or 17.3% of total revenues, for the same period in 2000. The decrease in research and development expenses for the nine months ended September 30, 2001, was due primarily to the realization of integration synergies and restructuring. The percentage of research and development expenditures capitalized for the nine months ended September 30, 2001 was of 15.4%, compared to 14.9% for the same period in 2000. As a result of certain products becoming available for general release, amortization of capitalized software development costs, which is included in cost of systems and services revenues, increased by $1.3 million to $3.3 million for the nine months ended September 30, 2001, compared to $2.0 million for the same period in 2000.

     General and administrative expenses decreased $0.8 million, or 25.7%, to $2.5 million, or 3.9% of total revenues, for the quarter ended September 30, 2001, compared to $3.3 million, or 6.6% of total revenues, for the same period in 2000. For the nine months ended September 30, 2001, general and administrative expenses decreased $0.4 million, or 4.5%, to $7.9 million, or 4.5% of total revenues, compared to $8.2 million, or 5.1% of total revenues, for the same period in 2000. General and administrative expenses were higher for the quarter ended September 30, 2000 primarily as a result of a bad debt provision of $0.7 million.

     Depreciation and amortization increased $0.2 million, or 5.8%, to $4.0 million, or 6.4% of total revenues, for the quarter ended September 30, 2001, compared to $3.8 million, or 7.5% of total revenues, for the same period in 2000. For the nine months ended September 30, 2001, depreciation and amortization expenses increased $0.5 million, or 4.4%, to $11.6 million, or 6.6% of total revenues, compared to $11.1 million, or 6.8% of total revenues, for the same period in 2000. The increase in depreciation and amortization for the quarter and nine months ended September 30, 2001 was primarily the result of purchases of computer equipment and the expansion of our Boston office.

     During the quarter ended September 30, 2000 the Company initiated and completed a restructuring of its operations. The restructuring rationalized employee headcount following the completion of the integration of the Company’s acquisitions. Additionally, the Company consolidated its research and development and implementation functions. Charges in connection with this restructuring plan totaled $1.2 million.

     The transaction costs recorded during the three and nine months ended September 30, 2000, relate primarily to the proposed transactions with Shared Medical Systems Corp. (SMS) and Neoforma.com, Inc. For the nine months ended September 30, 2000, transaction costs were $1.9 million, inclusive of the ($1.2) million benefit for the third quarter of 2000, which was the result of the Company’s ability to negotiate favorable reductions in certain costs. Transaction costs recorded during the nine month period in 2001 were ($0.5) million as the result of the completion of certain activities related to prior pooling of interest transactions which were completed for less than original estimates.

     Interest income increased $1.4 million, or 616.6%, to $1.6 million for the quarter ended September 30, 2001 compared to $0.2 million for the same period in 2000. For the nine months ended September 30, 2001, interest income increased $3.8 million, or 424.6%, to $4.7 million, compared to $0.9 million for the same period in 2000. The increase in interest income for the quarter and nine months ended September 30, 2001 was primarily due to higher cash and marketable securities balances as a result of the completion of a public offering of the Company’s common stock and additional cash provided from operating activities.

     Other income recorded during the first quarter of 2000 related to a gain on the Company’s investment in SMS.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 2001, the Company had $164.1 million in cash and cash equivalents and marketable securities. During the first nine months of 2001, the Company’s operations provided cash of $20.1 million. Investing activities used cash of $65.5 million, of which $50.7 million was the purchase of marketable securities. Cash was also used for the purchase of fixed assets and the funding of development costs. Financing activities provided cash of $137.8 million, from issuance of common stock in a public offering, exercise of stock options and the issuance of common stock under the employee stock purchase plan, offset by the repayment of all outstanding debt.

     Management believes that the available cash and cash equivalents, marketable securities and anticipated cash generated from the Company’s future operations will be sufficient to meet it’s operating requirements for at least the next twelve months.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We do not currently use derivative financial instruments. We generally buy highly liquid investments with maturities of 90 days or less. Based upon the nature of our investments, we do not expect any material loss from our investments.

     Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. A rise in interest rates may adversely impact the fair market value of fixed rate securities, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or in principal if we are forced to sell securities that have declined in market value. Based upon a cash and marketable securities balance of $165 million, a 10% increase or decrease in interest rates, from a hypothetical rate of 4%, could result in a change in interest income of approximately $660,000 over a one year period.

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

     We do not currently enter into foreign currency hedge transactions. Through September 30, 2001, foreign currency fluctuations have not had a material impact on our financial position or results of operations.

PART II.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits: None.

     (b)  Reports on Form 8-K:

(1) No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended September 30, 2001.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ECLIPSYS CORPORATION

Date: November 13, 2001	/s/ Robert J. Colletti

Robert J. Colletti
Senior Vice President and Chief Financial Officer

ECLIPSYS CORPORATION
EXHIBIT INDEX

EXHIBIT
NO.	DESCRIPTION

None