Form 10-K
period 2001-12-31
ECLIPSYS CORP
filed 2002-03-25
CIK 1034088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2001 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 000-24539

ECLIPSYS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	65-0632092 (I.R.S. Employer Identification Number)

1750 Clint Moore Road

Boca Raton, Florida
33487
(Address of principal executive offices)

(561)-322-4321

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.01 par value

Common Stock, $.01 par value, and Preferred Stock Purchase Rights

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

The aggregate market value of the voting stock (Common Stock) held by non-affiliates of the registrant as of March 19, 2002 based upon the closing price of the Common Stock on the Nasdaq National Market for such date, was $540,505,316.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Shares
Outstanding as of
Class	March 19, 2002

Common Stock, $.01 par value	44,521,403

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Company’s definitive Proxy Statement to be used in connection with the annual meeting of stockholders for the year 2002 will be incorporated by reference into Part III of this Form 10-K.

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

Item 1.  Business

Overview

      Eclipsys is a healthcare information technology company that provides software and services to help healthcare organizations improve the quality of care and the level of patient satisfaction, while reducing costs and enhancing revenues.

      We believe our mission of “better healthcare through knowledge” aligns with our customers’ objectives, and our software solutions help them improve their workflow processes and implement best practices in their organizations. To these ends, we design and offer a comprehensive package of software applications and services that together enable providers in a variety of healthcare settings to improve the effectiveness of their operations and the quality of care as measured by clinical outcomes.

      Our software and services provide comprehensive functionality to help healthcare organizations solve the clinical problems and business issues they face and achieve balanced outcomes through an appropriate and sustainable combination of clinical quality, resource utilization and patient satisfaction.

      We believe the open, modular nature of our software architecture reduces the overall cost of ownership and reduces the time to productive use because our solutions do not require the initial investment and disruption associated with a complete replacement of a customer’s existing systems. To facilitate rapid adoption by our customers, we have engineered our solutions to take advantage of Web-based technologies. Our software applications are available to our customers for implementation in-house or through our remote hosting service, and are designed to work in a variety of healthcare settings.

      In addition, we provide a wide range of complementary services to our customers, including implementation, integration, support, maintenance and training. We also provide outsourcing, remote hosting, network services and business solutions consulting to assist customers in meeting their healthcare information technology requirements. Through this comprehensive service offering and our integrated software components, we provide our customers with solutions for their clinical, financial and administrative information needs.

      We maintain decentralized sales and customer support teams in each of our six North American regions to provide direct, sustained customer contact. We market our solutions primarily to large healthcare organizations, particularly academic medical centers. We have one or more of our products installed or being installed in over 1,500 facilities worldwide. Of 2,800 U.S. hospitals with over 200 beds, more than 50% are Eclipsys customers. Of the 16 top-ranked hospitals in the July 23, 2001 issue of U.S. News & World Report, all 16 use one or more of our products. Additionally, of the 50 largest integrated delivery networks, 37, or 74%, use one or more Eclipsys products.

Challenges and Compliance Pressures in the Healthcare Industry

      Institute of Medicine. In 1999 and 2001 reports, the Institute of Medicine, or IOM, calls for expanded use of information technology and the implementation of other methods to cut the incidence of avoidable medical errors by 50 percent in the U.S. over five years. The IOM identifies medication and pharmacy errors as significant causes of deaths and adverse events.

      The Leapfrog Group. The 1999 IOM Report resulted in the formation of The Leapfrog Group, a consortium of more than 90 Fortune 500 companies and other large private and public healthcare purchasers founded by the Business Roundtable. The Leapfrog project is steering its members’ employees to base their purchase of healthcare on principles encouraging more stringent patient-safety measures including the use of computerized physician order entry systems.

      The IOM and The Leapfrog Group are leveraging their respective influence to impact the deployment of advanced clinical solutions that will help reduce adverse drug events and adverse medical errors. Coupled with demands from consumers, this influence is also spurring new government legislation. For example, California has passed legislation mandating the eventual adoption of information technology aimed at avoiding adverse medical errors.

      Health Insurance Portability and Accountability Act (HIPAA). Under this federal legislation, originally adopted in 1996, the healthcare industry must implement standards for the electronic transmission of administration and financial data. In early 2002, President George W. Bush signed legislation delaying implementation of HIPAA transaction standards until October 2003. We believe HIPAA’s privacy regulations are extensive and designed to safeguard confidential patient information by controlling access to it and requiring audit trails of its use. We believe these requirements will significantly impact the structure and nature of healthcare information systems. HIPAA’s establishment of standard transaction sets may mean electronic data interface direct connections will eliminate many of today’s clearing operations.

      Joint Commission on Accreditation of Healthcare Organizations. The Joint Commission, an independent non-profit organization that provides voluntary evaluation and accreditation for nearly 18,000 healthcare organizations and programs in the United States, periodically introduces new process improvement initiatives, standards and performance measurements. The Joint Commission recently introduced new patient safety standards that require hospitals to initiate specific efforts to prevent medical errors and inform patients when they have been harmed during their treatment.

      The Internet. We believe growth in the use of the Internet will enable consumers to be more involved in their healthcare choices and to demand greater quality and will give them access to information about healthcare alternatives.

Market Factor Changes

      We believe the future of healthcare will be shaped by a variety of changes, which may place burdens on healthcare organizations. This would likely lead healthcare information technology vendors to produce systems that analyze and process data more effectively and produce the knowledge these healthcare providers need to respond to these changes and challenges. Some of the factors that may be starting to have an impact on the pace and type of changes in healthcare include:

      Changing population. Older, more computer-literate consumers may become more actively involved in choosing their providers and their care and treatment plans and — with increased access to it, may be more concerned about how their own medical data is used.

      Healthcare at a distance. Remote monitoring, remote compliance monitoring and telemedicine may generate masses of data that must be analyzed and processed before it can be useful to the clinician at the point-of-decision.

      Workflow driven staffing changes. One possible example of this type of change may be the proliferation of data-gathering and processing tools that increase nursing productivity and efficiency so they can spend more time with patients. Another example could be that hospital beds will have monitors constantly connected to computer-based sensors that collect and record details of the patient’s status in the Computerized Patient Record.

The Eclipsys Solution

      Eclipsys software and services are designed based upon the philosophy that physicians, nurses or clinicians in their interaction with a patient initiate most healthcare activities. For example, a physician’s single order begins a sequence of actions in the care process, the customer relationship management process, the revenue process, the access process, the supply process and decision support process.

      Our solutions assist healthcare organizations in achieving balanced clinical and financial outcomes through an appropriate and sustainable combination of clinical quality, resource utilization and patient satisfaction. They provide comprehensive functionality to focus on solving the business issues healthcare organizations face.

      Our solutions are designed to:

•	provide automated processes that improve clinical workflow and support clinical decision-making;

•	give clinicians access to patient information and supporting references, such as medical journals, through a variety of technologies, including wireless devices within the healthcare facility and over the Internet;

•	integrate clinical, financial and patient satisfaction information to support balanced clinical and financial outcomes;

•	offer comprehensive services that help our customers improve workflow processes and implement best practices within their organizations;

•	provide tools allowing healthcare organizations to analyze past performance, make plans based on that analysis, and, as those plans are implemented, monitor their effectiveness;

•	leverage our products’ modular architecture to let customers meet current and future needs while preserving their investment in existing systems; and

•	encourage speedy, cost-effective implementations of in-house systems and remote-hosted services.

The Eclipsys Strategy

      Our objective is to become the leading provider of healthcare information technology solutions to the healthcare industry. Key elements of our strategy include:

      Provide Comprehensive, Integrated Healthcare Information Technology Solutions. Our goal is to continue to offer software and services that provide our customers with a comprehensive, integrated healthcare information technology solutions. We intend to continue to enhance our existing products and develop new solutions to meet the evolving healthcare information needs of our customers. We have been enhancing our products, for instance, to take advantage of its Web-based architecture, a browser-enabled, database-neutral software architecture that can support multiple operating system platforms and can be used across a broad range of computing environments, including the Internet, client-server systems and older mainframe computer systems. Our team of research, development and technical support professionals develops, enhances, supports and commercializes a complete line of healthcare information products.

      Provide Flexible Product Options. We intend to continue to offer our customers flexible product and product-delivery options either in-house or remote hosted, that meet a wide variety of information and technology requirements. Customers can purchase our software components individually or in any combination and can integrate them into their existing systems, thereby minimizing cost and disruption. When combined, our software components provide an integrated solution to the major clinical, financial and administrative needs of a healthcare organization.

      Further Penetrate Our Existing Customer Base. We believe there is a significant opportunity to sell our integrated healthcare technology solutions to our existing customers, which include large healthcare organizations, particularly academic medical centers. Of these customers, few have enterprise-wide healthcare information systems. Our products are installed or being installed in more than 1,500 facilities, with most of these facilities having only one or two of our software applications. We intend to continue to market our solutions aggressively to our customers in order to capitalize on the growth opportunity within our existing customer base.

      Employ a Targeted Marketing Approach. We intend to continue to target healthcare organizations that recognize the need to improve patient safety, particularly academic medical centers and integrated delivery networks. We believe that these entities are the first to adopt new technology. In addition, we believe that physicians are becoming increasingly involved in the process of selecting information technology. We believe that our clinically oriented products and our inclusion of physicians in the product design process provide us with an advantage as we compete for business. We will also continue to leverage the extensive industry experience of our senior management and sales force in this effort.

Products

      Our products perform the core information technology functions required by healthcare organizations and other healthcare providers throughout the healthcare enterprise. Our software applications are available to our customers for implementation in-house or through our remote hosting service, and are designed to work in a variety of healthcare settings. In addition, our products are designed to work both through wireless devices within a healthcare facility and over the Internet. The following table summarizes our product offerings:

Product	Primary Functions

Sunrise Clinical Manager	- Computerized Patient Record providing clinical rules and information to facilitate clinical decision-making
- Access to patient records
- On-line ordering of clinical services and prescriptions (computerized physician order entry)
- Clinical documentation

Sunrise Access Manager	- Access to patient information and coordination of gathering of additional information at each stage of patient care - Coordinate scheduling of appointments - Patient identification

Sunrise Patient Financial Manager	- Coordinate compliance with managed-care contract reimbursement terms, patient billing, and third-party reimbursement

Sunrise Decision Support Manager	- Clinical and financial data repository to analyze past clinical, operational and financial performance - Model future plans and alternatives - Measure and monitor performance

Sunrise Record Manager	- Automate medical record management system - Manage documents and images throughout the enterprise

Sunrise Enterprise Application Integrator (eWebIT)	- Tools to enable integration of data from existing systems

      Sunrise Clinical Manager. Sunrise Clinical Manager is a computerized patient record system that provides patient information to physicians, nurses and other clinicians at the point-of-care. Sunrise Clinical Manager also allows a physician to enter orders quickly and efficiently into the system and provides clinical decision support at the time of order entry. Sunrise Clinical Manager is designed for use in ambulatory, acute care and other healthcare settings, and includes the following features:

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

•	Clinical decision support, which triggers alerts, including by email or pager, upon the occurrence of a specified change in a patient’s condition or any other physician-designated event, such as the delivery of unfavorable laboratory results, while relating the new information to information already in the system for that patient.

•	Clinical pathways and scheduled activities lists, which provide access to standardized patient-care profiles and assist in the scheduling of clinical treatment procedures.

•	Clinical documentation, which gathers and presents organized, accurate and timely patient information by accepting and arranging input from caregivers, laboratories or monitoring equipment.

•	Sunrise Universal Viewer, which provides physicians with Web-based access to patient information from within the healthcare facility or at a remote location.

•	Clinical data repository, which permanently stores clinical and financial information in easily accessible patient care records.

      Sunrise Access Manager. Sunrise Access Manager enables the healthcare provider to identify the patient at any point in the healthcare delivery system and to collect and maintain patient information throughout the entire process of patient care on an enterprise-wide basis. The single database structure of Sunrise Access Manager permits simultaneous access to the entire patient record by authorized personnel from any access point on the system. The elements of Sunrise Access Manager include:

•	Functions for comprehensive, admission, discharge and transfer (ADT) management. Patient registration captures demographic, insurance, referral and primary-care provider information and automates visit management by collecting and recording visit information in compliance with third-party billing regulations and managed care contractual requirements.

•	Patient scheduling and resource management which allows personnel to schedule patient appointments throughout an organization based on patient preferences and resource availability. An integrated application, it uses a single database with registration/ ADT and patient accounting functions and provides complex scheduling capabilities such as multiple and linked conditional appointments. Patient details automatically populate both the Sunrise Access and Scheduler products, virtually eliminating errors while streamlining the scheduling process. The Scheduler returns optimal time management for the staff and the patient, thereby preserving the enterprise’s greatest asset — time. The power of integration between billing, approvals, eligibility and access elevates patient management to new levels of efficiency.

•	Work Quality Monitor which is a supervisory task that runs in the background to constantly match transactions against quality protocols to detect transaction errors, mismatches and omissions. When it identifies such exceptions, Work Quality Monitor sends a real-time alert to the party charged with the responsibility for remedying the situation.

•	Enterprise person identifier, which is a single index of all patients and healthcare plan members within a healthcare provider’s system that supports searches on the basis of a variety of characteristics, such as name, Social Security number or other demographic data.

•	Managed-care support features, such as verifying insurance eligibility online and compliance with managed-care plan rules and procedures.

•	Centralized capabilities for bed management: bed reservations, transfers and discharges and tracking in-house patient information.

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

•	Patient accounting, which automates the patient-billing and accounts receivable functions, including bill generation, reimbursement calculation, account follow-up and account write-offs. Paperless processing is achieved through real-time inquiry, editing, sorting, reporting, commenting and updating from other applications, including modules in Sunrise Access Manager and Sunrise Clinical Manager.

•	Contract management, which includes a repository for the payment terms, restrictions, approval requirements and other rules and regulations of each insurance plan and managed care contract accepted by an organization. Contract management is used in conjunction with other Sunrise products to ensure that patient care complies with these rules and regulations.

•	Reimbursement management, which facilitates the monitoring of receivables, performance of collection activity, reconciliation with third parties and analysis of contract compliance and performance.

•	calculates expected payments and contractual allowances for all accounts and reports net receivables by contract, carrier, or individual account;

•	automatically creates third-party logs as a by-product of billing;

•	breaks down and ages each account’s receivables according to the responsible payor. Aging reports accurately reflect each payor’s receivables to facilitate collection activity and reporting.

•	Multiple entity billing allows multiple entities to use single-statement billing and registration across the entire enterprise. Patient financial records may be maintained indefinitely by the entity and the enterprise which allows enterprise-wide access and outcomes analysis.

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

      Sunrise Record Manager. Sunrise Record Manager is designed to meet the healthcare information management needs of organizations of virtually any size. It includes comprehensive applications for clinical data management and enterprise-wide document and image-management functions designed to improve productivity, efficiency and accountability. Sunrise Record Manager provides multiple users with convenient and concurrent access to information, wherever they may be throughout the organization. Sunrise Record Manager includes:

•	registration scanning to capture patient identification and consent forms and other documents;

•	document imaging and document scanning; interfaces with other electronic document systems;

•	tools for managing patient medical records, including tracking record locations, chart requests, and secured release of information;

•	workflow tools for managing record movement between workgroups and areas in the operational team;

•	Joint Commission on Accreditation of Healthcare Organizations-compliant deficiency and chart completion management functions, including HIPAA-compliant electronic signature functions;

•	medical records abstracting, working with industry standard encoders;

•	patient account management functionality, including workflow, interfaces, remit processing, forms overlay and document image management; and

•	tools to manage enterprise documents for human resources, materials management and other applications not involving patient care.

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

Technology

      We have defined a single, unifying web-based architecture for our products. We have continually enhanced and expanded our architecture and it is engineered to achieve the following objectives:

•	to remain open and modular;

•	to be scalable and flexible;

•	to increase speed of implementation; and

•	to reduce the total cost of ownership.

      Our architecture also features a high-performance rules engine to implement a sizable portion of the business logic for our products. These rules guide clinical and business workflow, clinical decision support for order entry, clinical and financial event monitoring and screen logic, enabling structured development of new applications while maintaining consistency across applications. Because the rules are managed and stored as data, customers are able to update the business logic without modifying and distributing new code. This enables customers to reduce programming expenses, while enhancing the flexibility of our applications and facilitating their rapid adoption.

      Our Web-based architecture uses advanced technology to maintain security both across Internet connections and within an organization’s internal network. This ability to support secure communications and incorporate reliable protocols for authenticating users and services enhances the ability of an organization to maintain the confidentiality of patient information.

      We are in the process of enhancing each software component to take advantage of our Web-based architecture, which we believe will facilitate integration, enhance automation, increase reliability and improve security and workflow processes. Our architecture draws on a Web-based architecture to integrate business logic with an intuitive graphical user interface, thereby enhancing automation and reducing the cost of ownership. In October 2001, we announced SunriseXAtm, which is our next generation product and service offering. SunriseXAtm will be a Web-based solution that will build upon the knowledge-driven, work-flow enhancing components of our Sunrise suites. SunriseXAtm’s extended architecture is built on Microsoft

Corporation’s Web-based infrastructure, .NET. Our SunriseXAtm products will feature the following attributes:

•	Modular and component-based architecture;

•	Standards-based;

•	Internet-based; and

•	Intrinsic integration.

      Along with the change in architecture and platform, SunriseXAtm is designed to address the core processes in the healthcare organization. We believe core processes include the care, patient-flow, revenue administration and consumer relations processes.

      We expect our products to be released on the .NET infrastructure over the course of the next 18 months.

Customers, Marketing and Sales

      Our marketing and sales efforts focus on large health care organizations, primarily academic medical centers. We sell our products and services in North America exclusively through our direct sales force. Management of the sales force is decentralized, with six regional presidents having primary responsibility for sales and marketing within their regions. National account representatives manage some multi-region accounts. Within each region, the direct sales force is generally organized into two groups, one focused principally on generating sales to new customers and the other focused on additional sales to existing customers. The direct sales force works closely with our implementation and product line specialists. Supporting the field staff is a team of domain experts who have extensive experience and expertise in their specific field. A significant component of compensation for all direct sales personnel is performance based, although we base incentive compensation on a number of factors in addition to actual sales, including customer satisfaction and accounts receivable performance.

Research and Development

      Eclipsys believes that future success depends on our ability to maintain and enhance our current product lines, develop new products, maintain technological competitiveness and respond to an expanding range of customer requirements. Currently, we are developing web-based components based on the Microsoft .NET framework and other industry standards and are creating incremental functionality and new applications for existing software applications.

Competition

      Intense competition, rapidly changing technology, evolving user needs and frequent introduction of new products characterize the market for our products and services. Our principal competitors include Cerner Corporation, McKesson/ HBOC Inc., Quadramed, IDX Systems Corp. and Siemens Medical Services Health Services Corporation, formerly Shared Medical Systems. Other competitors include providers of practice management, general decision support and database systems as well as segment-specific applications and healthcare technology consultants.

      Several of our competitors are better established, benefit from greater name recognition and have significantly more financial, technical and marketing resources than we do. We also anticipate that competition will further increase in the healthcare information technology sector as a result of continued consolidation in both the information technology and healthcare industries. Principal factors impacting competition in this market include product functionality, performance, flexibility and features, use of open industry standards, quality of customer service and support, company reputation, price and total cost of ownership.

Employees

      As of December 31, 2001, we employed 1,392 people, including:

•	446 in field operations;

•	188 in sales, marketing and account management;

•	645 in research, development and product delivery; and

•	113 in finance, human resources, legal and other administrative functions.

      Our success depends on our continued ability to attract and retain highly skilled and qualified personnel. Competition for such personnel is intense in the information-technology industry, particularly for talented software developers, service consultants and sales and marketing personnel. We cannot assure you that we will be able to attract and retain qualified personnel in the future. Our employees are not represented by any labor unions. We consider our relations with our employees to be good.

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

The healthcare industry faces financial constraints that could adversely affect the demand for our products and services

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

We have a history of operating losses and we cannot predict future profitability

      Prior to 2001, we incurred net losses in each year since our inception, including net losses of $126.3 million in 1997, $35.3 million in 1998, $9.4 million in 1999 and $34.0 million in 2000. Although we had net income in 2001, we had a loss from operations of $1.6 million. We cannot predict whether or not we will continue to be profitable in the future.

Our operating results may fluctuate significantly and may cause our stock price to decline

      We have experienced significant variations in revenues and operating results from quarter to quarter. Our quarterly operating results may continue to fluctuate due to a number of factors, including:

•	the timing, size and complexity of our product sales and implementations;

•	overall demand for healthcare information technology;

•	the financial condition of our customers and potential customers;

•	market acceptance of new services, products and product enhancements by us and our competitors;

•	product and price competition;

•	the relative proportions of revenues we derive from systems and services and from hardware;

•	changes in our operating expenses;

•	the timing and size of future acquisitions;

•	personnel changes;

•	the performance of our products; and

•	fluctuations in general economic and financial market conditions, including interest rates.

      It is difficult to predict the timing of revenues from product sales because the sales cycle can vary depending upon several factors. These factors include the size of the transaction, the changing business plans of the customer, the effectiveness of the customer’s management and general economic conditions. In addition, depending upon the extent to which our customers elect to license our products under comprehensive bundled arrangements, the timing of revenue recognition could vary considerably. Under comprehensive bundled arrangements, revenues are recognized under the terms of the contract consistent with the timing of performance of all services offered under the arrangement. Generally, less revenue is recognized under these arrangements during the first 12 to 24 months compared to our more traditional licensing arrangements. We will also continue to offer contracts using our more traditional licensing arrangements, under which revenue is recognized on a percentage-of-completion basis. For these contracts, the revenue recognition will depend upon a variety of factors including the availability of implementation personnel, the implementation schedule and the complexity of the implementation process. Because a significant percentage of our expenses will be relatively fixed, a variation in the timing of sales and implementations could cause significant variations in operating results from quarter to quarter. We believe that period-to-period comparisons of our historical results of operations are not necessarily meaningful. You should not rely on these comparisons as indicators of future performance.

We operate in an intensely competitive market that includes companies that have greater financial, technical and marketing resources than we do

      We operate in a market that is intensely competitive. Our principal competitors include Cerner Corp., McKessonHBOC, Inc., Quadramed, IDX Systems Corp. and Siemens. We also face competition from providers of practice management systems, general decision support and database systems and other segment-specific applications, as well as from healthcare technology consultants. A number of existing and potential competitors are more established than we are and have greater name recognition and financial, technical and marketing resources than we do. We expect that competition will continue to increase. Increased competition could harm our business.

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

Potential regulation by the U.S. Food and Drug Administration of our products as medical devices could impose increased costs, delay the introduction of new products and hurt our business

      The U.S. Food and Drug Administration, or FDA, is likely to become increasingly active in regulating computer software intended for use in the healthcare setting. The FDA has increasingly focused on the regulation of computer products and computer-assisted products as medical devices under the federal Food, Drug, and Cosmetic, or FDC Act. If the FDA chooses to regulate any of our products as medical devices, it can impose extensive requirements upon us, including the following:

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

New and potential federal regulations relating to patient confidentiality could depress the demand for our products and impose significant product redesign costs on us

      State and federal laws regulate the confidentiality of patient records and the circumstances under which those records may be released. These regulations govern both the disclosure and use of confidential patient medical record information and may require the users of such information to implement specified security measures. Regulations governing electronic health data transmissions may change rapidly and be unclear or difficult to apply.

      On August 22, 1996, former President Clinton signed the Health Insurance Portability and Accountability Act of 1996, or HIPAA. This legislation required the Secretary of Health and Human Services, or HHS, to adopt national standards for some types of electronic health information transactions and the data elements used in those transactions, adopt standards to ensure the integrity and confidentiality of health information, and establish a schedule for implementing national health data privacy legislation or regulations. In December 2000, HHS published its final health data privacy regulations, which will take effect in December 2002 and with which healthcare organizations will have to comply by October 2003. These regulations restrict the use and disclosure of personally identifiable health information without the prior informed consent of the patient. HHS has not yet issued final rules on most of the other topics under HIPAA and has yet to issue proposed rules on some topics. The final rules, if and when issued, may differ from the proposed rules. We cannot predict the potential impact of the rules that have not yet been proposed or any other rules that might be finally adopted instead of the proposed rules. In addition, other federal and/or state privacy legislation may be enacted at any time.

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

•	The anticipated benefits from any acquisition may not be achieved. The integration of acquired businesses requires substantial attention from management. The diversion of the attention of management and any difficulties encountered in the transition process could hurt our business.

•	In future acquisitions, we could issue additional shares of our capital stock, incur additional indebtedness or pay consideration in excess of book value, which could have a dilutive effect on future net income, if any, per share.

•	New business acquisitions must be accounted for under the purchase method of accounting. These acquisitions may generate significant intangible assets and result in substantial related amortization charges to us.

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

Our products rely on our intellectual property, and any failure by us to protect our intellectual property, or any misappropriation of it, could enable our competitors to market products with similar features, which could reduce demand for our products

      We are dependent upon our proprietary information and technology. Our means of protecting our proprietary rights may not be adequate to prevent misappropriation. The laws of some foreign countries may not protect our proprietary rights as fully as do the laws of the United States. Also, despite the steps we have taken to protect our proprietary rights, it may be possible for unauthorized third parties to copy aspects of our products, reverse engineer our products or otherwise obtain and use information that we regard as proprietary. In some limited instances, customers can access source-code versions of our software, subject to contractual limitations on the permitted use of the source code. Although our license agreements with these customers attempt to prevent misuse of the source code, the possession of our source code by third parties increases the ease and likelihood of potential misappropriation of such software. Furthermore, others could independently develop technologies similar or superior to our technology or design around our proprietary rights. In addition, infringement or invalidity claims or claims for indemnification resulting from infringement claims could be asserted or prosecuted against us. Regardless of the validity of any claims, defending against these claims could result in significant costs and diversion of our resources. The assertion of infringement claims could also result in injunctions preventing us from distributing products. If any claims or actions are asserted against us, we might be required to obtain a license to the disputed intellectual property rights, which might not be available on reasonable terms or at all.

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

      Our charter documents contain additional anti-takeover devices including:

•	only one of the three classes of directors is elected each year;

•	the ability of our stockholders to remove directors without cause is limited;

•	the right of stockholders to act by written consent has been eliminated;

•	the right of stockholders to call a special meeting of stockholders has been eliminated; and

•	advance notice must be given to nominate directors or submit proposals for consideration at stockholder meetings;

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

      Set forth below is certain information regarding the Company’s executive officers:

Executive Officers of the Registrant

Name	Age	Title

Harvey J. Wilson	63	Chief Executive Officer and Chairman of the Board of Directors

James E. Hall	68	President

John T. Patton Jr.	52	Executive Vice President and Chief Operating Officer

Robert J. Colletti	43	Senior Vice President, Chief Financial Officer and Treasurer

T. Jack Risenhoover, II	36	Senior Vice President and Secretary

      Harvey J. Wilson, our founder, served as our president, chief executive officer and chairman of the board of directors since we were formed in December 1995 until February 1999, and continues to serve as chief executive officer and chairman of the board of directors. Mr. Wilson was a co-founder of Shared Medical Systems Corporation, or SMS, a healthcare information systems provider.

      James E. Hall has served as our president since February 1999. Mr. Hall also served as chief operating officer from January 1997 to April 2001. From August 1995 to January 1997, Mr. Hall was senior vice president of sales and marketing for Multimedia Medical Systems, Inc., a clinical information systems company.

      John T. Patton Jr. has served as executive vice president and chief operating officer since April 2001. From July 2000 to April 2001, Mr. Patton was senior vice president of product development. Mr. Patton was area senior vice president from January 1999 to July 2000 and prior to that served as regional president since joining us in April 1997. Prior to joining us, Mr. Patton worked at SMS for 21 years.

      Robert J. Colletti has served as our senior vice president and chief financial officer since August 2001. From June to August 2001, he served as senior vice president of finance and chief accounting officer and, from January 1997 to June 2001, as our senior vice president of finance.

      T. Jack Risenhoover, II has served as our senior vice president and secretary since March 2000. He was vice president and secretary from February 1997 through March 2000. Mr. Risenhoover also served as general counsel from February 1997 through March 2002. From May 1994 to January 1997, Mr. Risenhoover was general counsel for The Right Angle, Inc., a marketing firm.

Item 2.     Properties

      In February of 2002, we consolidated our corporate offices into a single building located in Boca Raton, Florida under a lease that expires in February 2008. In addition, we maintain leased office space in Phoenix, Arizona; Tucson, Arizona; Newport Beach, California; San Jose, California; Santa Clara, California; Santa Rosa, California; Alpharetta, Georgia; Atlanta, Georgia; Oak Brook, Illinois; Rockville, Maryland; Boston, Massachusetts; Mountain Lakes, New Jersey; Albany, New York; Uniondale, New York; Malvern, Pennsylvania and Richmond (a suburb of Vancouver), British Columbia. These leases expire at various times through June 2009.

Item 3.     Legal Proceedings

      We are involved, from time to time, in routine litigation that arises in the ordinary course of business, but are not currently involved in any litigation that we believe could reasonably be expected to have a material adverse effect on our business or financial condition.

Item 4.     Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of our stockholders during the fourth quarter of 2001.

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

	High	Low

2000

First quarter	$31.06	$16.50

Second quarter	$20.50	$6.44

Third quarter	$17.00	$7.08

Fourth quarter	$28.00	$14.13
2001

First quarter	$28.81	$14.38

Second quarter	$25.20	$17.19

Third quarter	$28.10	$11.34

Fourth quarter	$17.45	$10.30
2002

First quarter (through March 19)	$17.85	$14.29

Holders of Record

      On March 19, 2002, the last reported sale price of our common stock on the Nasdaq National Market was $15.87 per share. Also as of March 19, 2002, we had approximately 161 stockholders of record, and we believe our common stock was owned beneficially by approximately 7,000 stockholders.

Dividends

      We have never paid or declared any cash dividends on our common stock or other securities and do not anticipate paying cash dividends in the foreseeable future. We currently intend to retain all future earnings, if any, for use in the operation of our business.

Item 6.  Selected Financial Data

      You should read the following selected financial data in conjunction with our consolidated financial statements and the related notes thereto, and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included elsewhere in this document. The statement of operations data for the years ended December 31, 1999, 2000 and 2001 and the balance sheet data at December 31, 2000 and 2001 are derived from, and are qualified by reference to, our audited consolidated financial statements, which appear elsewhere in this document. The statement of operations data for the years ended December 31, 1997 and 1998 and the balance sheet data at December 31, 1997, 1998 and 1999 set forth below, are derived from, and are qualified by reference to, our audited consolidated financial statements, which are not included in this document and are retroactively restated to give effect to the pooling of Transition Systems, Inc., MSI Solutions, Inc. and PowerCenter Systems, Inc, acquisitions that are discussed in more detail in Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations. Historical results are not necessarily indicative of results that you may expect for any future period.

	Year Ended December 31,
	(In thousands, except share and per share data)

	1997	1998	1999	2000	2001

Statement of Operations Data:

Total revenues	$147,328	$182,458	$249,327	$216,538	$236,994

Costs and expenses:

Cost of revenues	95,626	106,909	145,918	149,259	133,936

Sales and marketing	22,902	29,651	36,316	40,143	42,698

Research and development	21,369	37,139	44,151	37,382	37,034

General and administrative	10,179	11,107	11,426	10,380	10,278

Depreciation and amortization	11,514	11,981	15,415	14,906	15,108

Write-down of investment	—	4,778	—	—	—

Write-off of in-process research and development	105,481	2,392	—	—	—

Write-off of MSA	—	7,193	—	—	—

Pooling and transaction costs	—	5,033	1,648	1,900	(472)

Restructuring charge	—	—	5,133	1,198	—

Total costs and expenses	267,071	216,183	260,007	255,168	238,582

Loss from operations	(119,743)	(33,725)	(10,680)	(38,630)	(1,588)

Interest income, net	1,511	2,701	1,235	1,075	5,996

Other income, net	—	—	—	3,596	—

(Loss) income before income taxes	(118,232)	(31,024)	(9,445)	(33,959)	4,408

Provision for income taxes	8,096	4,252	—	—	—

Net (loss) income	(126,328)	(35,276)	(9,445)	(33,959)	4,408

Dividends and accretion on mandatorily redeemable preferred stock	(5,850)	(10,928)	—	—	—

Preferred stock conversion	(3,105)	—	—	—	—

Net (loss) income available to common stockholders	$(135,283)	$(46,204)	$(9,445)	$(33,959)	$4,408

Basic net (loss) income per common share	$(8.60)	$(1.95)	$(0.27)	$(0.92)	$.10

Diluted net (loss) income per common share	$(8.60)	$(1.95)	$(0.27)	$(0.92)	$.09

Basic weighted average common shares outstanding	15,734,208	23,668,072	34,803,934	36,765,975	43,243,512

Diluted weighted average common shares outstanding	15,734,208	23,668,072	34,803,934	36,765,975	46,795,361

	Year Ended December 31,

	(in thousands)

	1997	1998	1999	2000	2001

Balance Sheet Data:

Cash and cash equivalents	$63,914	$37,983	$33,956	$20,799	$168,942

Working capital	34,870	25,724	33,103	17,985	174,951

Total assets	201,327	221,014	202,935	156,112	300,494

Debt, including current portion	18,038	1,890	—	1,491	—

Mandatorily redeemable preferred stock	35,607	—	—	—	—

Stockholders’ equity	58,882	98,442	101,301	73,404	218,201

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

      We were founded in December 1995 and initially grew through a series of strategic acquisitions which were completed by June 1999. For acquisitions accounted for as a purchase, our consolidated financial statements reflect the financial results of the purchased entities from the respective dates of the purchase. For all transactions accounted for using the pooling of interests method, our consolidated financial statements have been retroactively restated as if the transactions had occurred at the beginning of the earliest period presented. Our acquisitions are summarized in the following table:

Method of
Transaction	Date	Accounting

ALLTEL Healthcare Information Services, Inc., or Alltel	1/24/97	Purchase

SDK Medical Computer Services Corporation, or SDK	6/26/97	Purchase

Emtek Healthcare Systems, or Emtek a division of Motorola, Inc., or Motorola	1/30/98	Purchase

HealthVISION, Inc., (acquired by Transition) or HealthVISION	12/3/98	Purchase

Transition Systems, Inc., or Transition	12/31/98	Pooling

PowerCenter Systems, Inc., or PCS	2/17/99	Pooling

Intelus Corporation, or Intelus and MedData Systems, Inc., or Med Data, wholly owned subsidiaries of Sun Gard Data Systems, Inc.	3/31/99	Purchase

MSI Solutions, Inc. and MSI Integrated Services, Inc., or collectively MSI	6/17/99	Pooling

      During July 1999, we invested in HEALTHvision, Inc., or HEALTHvision, a Dallas-based, privately held internet healthcare company, in conjunction with VHA, Inc. and investment entities affiliated with General Atlantic Partners, LLC. HEALTHvision provides Internet solutions to hospital organizations to assist them in improving patient care in the local communities they serve. We purchased 3,400,000 shares of common stock for $34,000, which at the time represented 34% of the outstanding common stock on an if-converted basis. As of December 31, 2001, our shares represented approximately 28% of the common stock of HEALTHvision on an if-converted basis. We account for our investment in HEALTHvision using the equity method of accounting. In connection with our relationship with HEALTHvision, we have entered into a joint marketing arrangement under which both organizations agreed to jointly market products and services to their customers. Under this agreement, we paid HEALTHvision $1.1 million during 2001 for the sale of products and services. During 2001, we earned revenues from HEALTHvision of $2.6 million for hosting and other related services and had accounts receivable due from HEALTHvision of $1.0 million at December 31, 2001. Our Chairman and CEO serves as co-chairman of HEALTHvision.

Critical Accounting Policies

      We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States. Our significant accounting policies are discussed in detail in Note 2 to the consolidated financial statements. Some of these accounting policies as discussed below require management to make estimates and assumptions about future events that could materially affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities.

      For contracts under which we recognize revenue under the percentage-of-completion method, revenues are recognized based upon the proportion of labor hours incurred in relation to the total labor hours estimated under the agreement. The percentage-of-completion method is used when management determines that services are essential to the functionality of the software sold. Determining factors for percentage-of-completion include the nature of services required and the provision for payments of software and services upon the achievement of implementation milestones. Under the percentage-of-completion method, revenue and profit are recognized throughout the term of the contract, based upon estimates of the total labor hours to be incurred and revenues to be generated throughout the term of the contract. Changes in estimates of total labor hours and the related effect on the timing of revenues and profits are recognized in the period in which they are determinable. Accordingly, changes in these estimates could occur and could have a material effect on the our operating results in the period of change.

      In evaluating the collectibility of our accounts receivable, we assess a number of factors including a specific customer’s ability to meet its financial obligations to us, as well as general factors, such as the length of time the receivables are past due and historical collection experience. Based on these assessments, we record both specific and general reserves for bad debt to reduce the related receivables to the amount we ultimately expect to collect from customers. If circumstances related to specific customers change or economic conditions worsen such that our past collection experience is no longer relevant, our estimate of the recoverability of our accounts receivable could be further reduced from the levels provided for in the consolidated financial statements.

      At each balance sheet date, we perform a detailed assessment of our capitalized software development costs to be marketed which includes a review of, among other factors, projected revenues, customer demand requirements, product lifecycle, changes in software and hardware technologies and product development plans. Based on this analysis, we record adjustments, when appropriate, to reflect the net realizable value of our capitalized software development costs. The estimates of expected future revenues generated by the software, the remaining economic life of the software, or both, could change, materially affecting the carrying value of capitalized software development costs as well as our consolidated operating results in the period of change.

Revenues

      Revenues are derived from the sale of systems and services, which include the licensing of software, software and hardware maintenance, implementation and training, remote hosting, outsourcing, networking services and consulting, and from the sale of computer hardware. Our products and services are generally sold to customers pursuant to contracts that range in duration from three to ten years.

      We generally contract under multiple element arrangements which include software license fees, hardware and services including consulting, implementation and software maintenance. Under these arrangements, where vendor specific objective evidence exists for all undelivered elements, we account for the delivered elements in accordance with the “residual method” prescribed by the AICPA Statement of Position 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect of Certain Transactions.” For arrangements in which vendor specific objective evidence does not exist for each element, including specified upgrades, revenue is deferred and not recognized until delivery of all of the elements without vendor specific objective evidence has occurred. For software license arrangements that are bundled with services and maintenance where services are considered essential to the functionality of the software and provide for payments upon the achievement of implementation milestones, we recognize revenues using the percentage-of-completion method. Under these arrangements, software license fees and implementation fees are recognized over the implementation period, which has typically ranged from 12 to 24 months.

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

      In 2000, in response to our customers’ desire for flexible pricing and more comprehensive bundled information technology solutions, we began to offer our customers the option of purchasing our solutions under arrangements that bundled the software license fees, including the right to future products within the applicable suite, with the implementation, maintenance, outsourcing, remote hosting, networking services and other related services in one comprehensive contract that provides for monthly or annual payments over the term of the contract. We generally recognize revenues under these arrangements on a monthly basis over the term of the contract, which typically ranges from seven to ten years.

Costs of Revenues

      The principal costs of systems and services revenues are salaries, benefits and related overhead costs for implementation, remote hosting and outsourcing personnel. Other significant costs of systems and services revenues are the amortization of acquired technology, capitalized software development costs and a network services intangible asset. Acquired technology is amortized over three to five years based upon the estimated economic life of the underlying asset, and capitalized software development costs are amortized generally over three years on a straight-line basis commencing upon general release of the related product or based on the ratio that current revenues bear to total anticipated revenues for the applicable product. The network services intangible asset, which was amortized on a straight-line basis over three years, became fully depreciated in March 2001. Cost of revenues related to hardware sales includes only our cost to acquire the hardware from the manufacturer.

Sales and Marketing

      Sales and marketing expenses consist primarily of salaries, benefits, commissions and related overhead costs. Other costs include expenditures for marketing programs, public relations, trade shows, advertising and related communications.

Research and Development

      Research and development expenses consist primarily of salaries, benefits and related overhead associated with our design, development and testing of new products. We capitalize internal software development costs subsequent to attaining technological feasibility. These costs are amortized as an element of cost of systems and services revenues.

General and Administrative

      General and administrative expenses consist primarily of salaries, benefits and related overhead costs for administration, executive, finance, legal, human resources, purchasing and internal systems personnel, as well as accounting and legal fees and expenses.

Depreciation and Amortization

      We depreciate the costs of our tangible capital assets on a straight-line basis over the estimated economic lives of the assets, which generally range from three to seven years. Acquisition-related intangible assets, which primarily consist of the value of ongoing customer relationships and goodwill, are amortized based upon the estimated economic life of the asset at the time of the acquisition, and will therefore vary among acquisitions. In accordance with Statement of Financial Accounting Standards, or SFAS, No. 142, our amortization of goodwill ceased as of January 1, 2002, leaving a recorded balance of $454,000 of goodwill as of December 31, 2001. We will conduct an impairment review of our remaining goodwill balance on an annual basis.

Restructuring Charge

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

Taxes

      As of December 31, 2001, we had operating loss carryforwards for federal income tax purposes of $122.7 million. The carryforwards expire in varying amounts through 2021 and are subject to certain restrictions. Based on evidence then available, we did not record a benefit for the resulting net deferred tax asset at December 31, 1999, 2000 and 2001, because we believe it is more likely then not that we will not realize our net deferred tax asset. Accordingly, we have recorded a valuation allowance against our total net deferred tax asset.

Results of Operations

2001 Compared to 2000

      Total revenues for the year ended December 31, 2001 increased $20.5 million, or 9.5%, to $237.0 million, from $216.5 million for 2000. Systems and services revenues increased approximately $17.1 million, or 8.4%, to $220.5 million for the year ended December 31, 2001, from $203.4 million for 2000. The increase in systems and services revenues in 2001 was primarily attributable to revenues generated under our comprehensive solutions offerings, which we began to offer during the second quarter of 2000, and other new contracted business. The comprehensive offerings may bundle software license fees (including the right to future products) within the applicable suite, implementation, maintenance, outsourcing, remote hosting, networking services and other related services into comprehensive contracts that generally provide for monthly or annual payments over the term of the contracts. Revenues under these arrangements are recognized on a monthly basis over the term of the contract, which typically ranges from seven to ten years. The increase in 2001 revenues was also contributed to by improvements we made in our product delivery area, which includes research and development, implementation and customer support. These functions were consolidated under one management team in 2000 to help improve all aspects of the product delivery cycle. Significant investments were made in this area to standardize the development, implementation and ongoing support of our products. These investments among other things have helped shorten the product development and implementation cycles while improving quality in each area. Additionally, we continue to gain market acceptance of our products. Our flagship product, Sunrise Clinical Manager, which was generally released in 1999, continues to gain market acceptance and has received strong ratings by independent market research firms. We also have seen increased activity in the revenue management area as hospitals have begun to replace legacy systems. Finally, outside organizations, including the Institute of Medicine, the Leapfrog Group and various state and local governments have begun to influence the industry with respect to patient safety initiatives. Based on the above contributing factors we experienced increased demand for our products and services in 2001.

      Hardware revenues increased $3.4 million, or 26.0%, to $16.5 million for the year ended December 31, 2001, from $13.1 million for 2000. The increase in hardware revenues in 2001 was primarily due to increased shipments under contracts entered into in 2000 and 2001.

      Total cost of revenues decreased approximately $15.4 million, or 10.3%, to $133.9 million, or 56.5% of total revenues, for the year ended December 31, 2001, from $149.3 million, or 68.9% of total revenues, for 2000. Cost of systems and services revenues decreased $18.5 million, or 13.3%, to $120.4 million, or 54.6% of systems and services revenues, for the year ended December 31, 2001, compared to $138.9 million, or 68.3% of systems and services revenues, for 2000. These costs decreased primarily as a result of the realization of integration synergies and the restructurings discussed above, which resulted in lower salaries and payroll related expenses, including medical insurance and travel. Additionally, as mentioned above, we reorganized the implementation organization to improve operating processes and procedures. In connection with the improvements related to the reorganization, we reduced the usage of outside consultants resulting in lower expenses. Another factor contributing to the decrease was lower amortization of acquisition related acquired technology and network services assets which amounted to $18.4 million and $16.6 million for 2000 and 2001, respectively. These cost savings were partially offset by higher amortization of capitalized software development costs that amounted to $2.9 million and $4.5 million for 2000 and 2001. Additionally, in 2000 we recorded an $8.7 million charge related to the write-down of certain receivables assumed in acquisitions from previous years.

      Cost of hardware revenues increased $3.2 million, or 30.8%, to $13.6 million, or 82.4% of hardware revenues, for the year ended December 31, 2001, compared to $10.4 million, or 79.4% of hardware revenues, for 2000. The increase in cost of hardware revenues for 2001 was directly attributable to higher hardware revenues and lower margins due to pricing pressure in the hardware sector.

      Sales and marketing expenses increased $2.6 million, or 6.5%, to $42.7 million, for the year ended December 31, 2001, from $40.1 million, for 2000. However, as a percentage of total revenues, sales and marketing expenses declined slightly from 18.5% to 18.0%. The increase in sales and marketing expenses for 2001 was primarily due to an increase in commissions resulting from an increase in new contracted business as well as costs associated with newly implemented sales incentive programs. During the fourth quarter of 2001, we initiated a program to significantly increase the size of our sales and marketing organization. This program is expected to be completed by the end of 2002 and will result in higher expenses. The program was implemented to increase the sales presence of our sales organization and enhance the market awareness of our company and its products and services.

      Research and development expenses were relatively flat at $37.0 million, or 15.6% of total revenues, for the year ended December 31, 2001, compared to $37.4 million, or 17.3% of total revenues, for 2000. The decrease in research and development expenses for 2001, was due primarily to the realization of integration synergies and the restructuring. The percentage of research and development expenditures capitalized for 2001 was 15.7%, compared to 14.6% for 2000. As a result of certain products becoming available for general release, amortization of capitalized software development costs, which is included in cost of systems and services revenues, increased by $1.6 million to $4.5 million for 2001, compared to $2.9 million for 2000. Research and development expenses that were capitalized were $6.4 million and $6.9 million for 2000 and 2001, respectively. In the fourth quarter of 2001, we implemented a program to accelerate the development of our products with respect to our SunriseXAtm initiative, which among other things, will migrate our products onto the Microsoft.NET platform. This initiative is expected to be substantially completed within the next 18 months and to result in higher expenses over this period.

      General and administrative expenses were relatively consistent for the two years at $10.3 million, or 4.3% of total revenues, for the year ended December 31, 2001 compared to $10.4 million, or 4.8% of total revenues, for 2000.

      Depreciation and amortization increased $0.2 million, or 1.3%, to $15.1 million, or 6.4% of total revenues, for the year ended December 31, 2001, from $14.9 million, or 6.9% of total revenues, for 2000. The increase was primarily the result of depreciation of fixed assets purchased during 2001 partially offset by lower amortization of goodwill related to the HealthVISION acquisition, which became fully amortized in 2001. For 2000 and 2001, respectively, we recorded acquisition related amortization of $7.2 million and $6.7 million.

      Pooling and transaction costs decreased $2.4 million to ($0.5) million for the year ended December 31, 2001, from $1.9 million for 2000. During 2001, we completed the integration of one of our acquisitions for approximately $0.5 million less than previously estimated. The transaction costs during 2000 were primarily the result of costs associated with the abandoned transactions with Shared Medical Systems Corp., or SMS, and Neoforma.com, Inc., or Neoforma.

      Charges in connection with our 2000 restructuring totaled $1.2 million.

      Other income recorded during the year ended December 31, 2000 related to a realized gain on the sale of our investment in SMS of $4.5 million, which was offset in part by a loss on sale of our investment in equity securities.

      Interest income increased $4.9 million to $6.0 million for the year ended December 31, 2001, from $1.1 million for 2000. This increase was due to significantly higher balances of cash and cash equivalents throughout 2001, while interest rates declined. Cash and cash equivalents increased primarily due to the public offering in January 2001, as well as cash generated from operations.

      As a result of these factors, we had net income of $4.4 million for the year ended December 31, 2001, compared to a net loss of $34.0 million for the year ended December 31, 2000.

2000 Compared to 1999

      Total revenues for the year ended December 31, 2000 decreased $32.8 million, or 13.2%, to $216.5 million, from $249.3 million for 1999. Systems and services revenues decreased $23.2 million, or 10.2%, to $203.4 million for the year ended December 31, 2000, from $226.6 million for 1999.

      This decrease in total revenues was primarily attributable to the shift toward providing comprehensive bundled solutions, the completion of the implementations under arrangements which were recognized under the percentage-of-completion method and less favorable contracts we inherited as a result of recent acquisitions. In addition, our proposed transactions with SMS and Neoforma, which we have since abandoned, resulted in a significant diversion of management’s time and attention, which also adversely affected revenues during early 2000.

      Hardware revenues decreased $9.6 million, or 42.3%, to $13.1 million for the year ended December 31, 2000 from $22.7 million for 1999. The decrease was primarily due to decreased volume of hardware sales as a result of less hardware-intensive transactions.

      Total cost of revenues increased $3.4 million, or 2.3%, to $149.3 million, or 68.9% of total revenues, for the year ended December 31, 2000, from $145.9 million, or 58.5% of total revenues, for 1999. Increased costs of system and services revenues were partially offset by a decrease in costs of hardware revenues. Costs of systems and services revenues increased as a result of higher royalty related expenses associated with revenue recognized during the period, an increased level of outsourcing revenue and associated expenses, and a charge of $8.7 million to write-down certain receivables related to contracts assumed in acquisitions. Furthermore, we recorded a charge of $0.7 million for other costs related to finalizing our acquisition integrations. These amounts were partially offset by decreased amortization of acquired technology in connection with acquisitions completed in prior years and by cost savings associated with the consolidation of our research and development and implementation functions. We also recorded acquisition-related amortization of acquired technology and a network services asset of $25.3 million and $18.4 million for 1999 and 2000, respectively.

      Sales and marketing expenses increased $3.8 million, or 10.5%, to $40.1 million, or 18.5% of total revenues, for the year ended December 31, 2000, from $36.3 million, or 14.6% of total revenues, for 1999. The increase was primarily due to an increase in commissions as the result of an increase in new contracts in 2000.

      Research and development expenses decreased $6.8 million, or 15.4%, to $37.4 million, or 17.3% of total revenues, for the year ended December 31, 2000, from $44.2 million, or 17.7% of total revenues, for 1999. The decrease was due primarily to a write-off of $2.8 million of capitalized software development costs related to duplicate products with no alternative future use due to the acquisition of MSI in 1999 and the realization of integration synergies. Research and development expenses that were capitalized were $6.7 million and $6.4 million for 1999 and 2000, respectively.

      General and administrative expenses decreased $1.0 million, or 8.8%, to $10.4 million, for the year ended December 31, 2000, from $11.4 million, for 1999. As a percentage of total revenues, expenses general and administrative increased from 4.6% to 4.8%. The decrease was primarily due to our restructuring plans that were completed in late 1999 and 2000. This was partially offset by a $0.7 million write-down of receivables during 2000.

      Depreciation and amortization decreased $0.5 million, or 3.2%, to $14.9 million, for the year ended December 31, 2000, from $15.4 million, for 1999. As a percentage of total revenues, expenses depreciation and amortization increased from 6.2% to 6.9%. The decrease was primarily the result of certain fixed assets becoming fully depreciated, partially offset by depreciation related to purchases of fixed assets during the 2000. For 1999 and 2000, respectively, we recorded acquisition related amortization of $7.5 million and $7.2 million.

      Our 1999 restructuring resulted in a charge totaling $5.1 million related to the closing of duplicate facilities and the termination of employees.

      Pooling and transaction costs increased $0.3 million, or 18.8%, to $1.9 million for the year ended December 31, 2000, from $1.6 million for 1999. Pooling and transaction costs incurred during 1999 were related to the poolings of PowerCenter and MSI. The transaction costs during 2000 were primarily the result of costs associated with the abandoned transactions with SMS and Neoforma.

      As a result of these factors, net loss increased 259.5% to $34.0 million for the year ended December 31, 2000, from $9.4 million for 1999.

Public Offering

      During January 2001, we completed a follow-on public offering of 5,750,000 shares of our common stock. Net proceeds from the offering were approximately $123.2 million.

Liquidity and Capital Resources

      During 2001, operations provided $27.9 million of cash. Investing activities used $18.5 million of cash, primarily for the purchase of fixed assets and the funding of development costs. Financing activities provided $138.9 million of cash, as a result of the public offering discussed above, exercise of stock options and the purchase of common stock under our employee stock purchase plan.

      As of December 31, 2001, our principal source of liquidity is our balance of $168.9 million in cash and cash equivalents. In light of our increased balance in cash and cash equivalents, in August 2001 we terminated our revolving credit facility with a commercial bank, which had provided for maximum borrowings of up to $30.0 million.

      Our future capital requirements will depend upon a number of factors, including the rate of growth of our sales and the timing and level of research and development activities. As of December 31, 2001, we did not have any material commitments for capital expenditures. We believe that our available cash and cash equivalents and anticipated cash generated from our future operations will be sufficient to meet our operating requirements at least through 2002.

Contracts and Commitments

      The following table provides information related to our contractual cash obligations under various financial and commercial agreements:

	Payments Due by Period (in thousands)

		Less than	1 - 3	3 - 5	After 5
Contractual Obligations	Total	1 year	years	years	years

Operating leases	$40,161	$10,256	$17,885	$8,087	$3,933

New Accounting Pronouncements

      In September 2000, the Financial Accounting Standards Board, or FASB issued SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 140, which replaces SFAS 125, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” addresses issues not previously addressed in SFAS 125. SFAS 140 is effective for transfers and servicing occurring after March 31, 2001 and, for some provisions, fiscal years ending after December 15, 2000. The adoption of SFAS 140 has had no impact on the our financial position or results of operations.

      In June 2001, the FASB issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” These standards require that all business combinations be accounted for using the purchase method and that goodwill and intangible assets with indefinite useful lives should not be amortized but should be tested for impairment at least annually, and they provide guidelines for new disclosure requirements. These standards outline the criteria for initial recognition and measurement of intangibles, assignment of assets and liabilities including goodwill to reporting units and goodwill impairment testing. Additionally, under the provisions of these standards, the unamortized balance of negative goodwill will be written off and recognized as a change in accounting principle. The provisions of SFAS 141 and 142 apply to all business combinations after June 30, 2001. The provisions of SFAS 142 for existing goodwill and other intangible assets are required to be implemented effective January 1, 2002. We are currently evaluating the impact of SFAS No. 142 on our consolidated financial statements. In accordance with SFAS 142, amortization of goodwill ceased as of January 1, 2002, leaving a recorded balance of $454,000 of goodwill as of December 31, 2001.

      In October of 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which is effective for fiscal years beginning after December 15, 2001. This statement supercedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” However, it retains the fundamental provisions of SFAS No. 121 for the recognition and measurement of the impairment of long-lived assets to be held and used and the measurement of long-lived assets to be disposed of by sale. Impairment on goodwill is not included in the scope of SFAS No. 144 and will be treated in accordance with the accounting standards established in SFAS No. 142, “Goodwill and Other Intangible Assets.” According to SFAS No. 144, long-lived assets are measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing or discontinued operations. The statement applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, “Reporting the Results of Unusual and Infrequently Occurring Events and Transactions,” for the disposal of segments of a business. We adopted this statement on January 1, 2002, and do not expect the statement to have a material effect on us because a significant portion of identified intangible assets will be fully amortized by December 31, 2002.

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

      We account for cash equivalents and marketable securities in accordance with SFAS No. 115. “Accounting for Certain Investments in Debt and Equity Securities.” Cash equivalents are short-term highly liquid investments with original maturity dates of three months or less. Cash equivalents are carried at cost, which approximates fair market value.

      We do not currently enter into foreign currency hedge transactions. Through December 31, 2001, foreign currency fluctuations have not had a material impact on our financial position or results of operations.

Item 8.  Financial Statements and Supplementary Data

Index to Consolidated Financial Statements:

      Financial Statements:

     Financial Statement Schedules:

Schedule II — Valuation of Qualifying Accounts for each of the three years in the period ended December 31, 2001	51

      All other schedules are omitted as they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors

and the Stockholders of Eclipsys Corporation:

      In our opinion, the consolidated financial statements listed in the accompanying index on page 28 present fairly, in all material respects, the financial position of Eclipsys Corporation and its subsidiaries at December 31, 2000 and December 31, 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index on page 28 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Atlanta, Georgia

January 21, 2002

ECLIPSYS CORPORATION

Consolidated Balance Sheets

(in thousands, except share data)

	December 31,

	2000	2001

Assets

Current Assets:

Cash and cash equivalents	$20,799	$168,942

Accounts receivable, net of allowance for doubtful accounts of $5,656 and $5,572	63,912	66,094

Inventory	1,065	667

Other current assets	6,854	18,424

Total current assets	92,630	254,127

Property and equipment, net	16,801	21,675

Capitalized software development costs, net	11,469	13,831

Acquired technology, net	19,714	3,345

Intangible assets, net	7,831	628

Other assets	7,667	6,888

Total assets	$156,112	$300,494

Liabilities and Stockholders’ Equity

Current Liabilities:

Deferred revenue	$45,970	$56,428

Current portion of long-term debt	314	—

Other current liabilities	28,361	22,748

Total current liabilities	74,645	79,176

Deferred revenue	5,258	2,418

Long-term debt	1,177	—

Other long-term liabilities	1,628	699
Commitments and contingencies (See note 9)

Stockholders’ equity:

Common stock $.01 par value, 200,000,000 shares authorized; issued and outstanding 37,136,121 and 44,382,413	371	444

Unearned stock compensation	(176)	(32)

Additional paid-in capital	259,903	400,242

Accumulated deficit	(186,459)	(182,051)

Accumulated other comprehensive income	(235)	(402)

Total stockholders’ equity	73,404	218,201

Total liabilities and stockholders’ equity	$156,112	$300,494

The accompanying notes are an integral part of these consolidated financial statements.

ECLIPSYS CORPORATION

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Year Ended December 31,

	1999	2000	2001

Revenues:

Systems and services	$226,610	$203,444	$220,489

Hardware	22,717	13,094	16,505

Total Revenues	249,327	216,538	236,994

Costs and expenses:

Cost of systems and services revenues	127,312	138,909	120,365

Cost of hardware revenues	18,606	10,350	13,571

Sales and marketing	36,316	40,143	42,698

Research and development	44,151	37,382	37,034

General and administrative	11,426	10,380	10,278

Depreciation and amortization	15,415	14,906	15,108

Pooling and transaction costs	1,648	1,900	(472)

Restructuring charge	5,133	1,198	—

Total costs and expenses	260,007	255,168	238,582

Loss from operations	(10,680)	(38,630)	(1,588)

Interest income, net	1,235	1,075	5,996

Other income, net	—	3,596	—

(Loss) income before income taxes	(9,445)	(33,959)	4,408

Provision for income taxes	—	—	—

Net (loss) income	(9,445)	(33,959)	4,408

Net (loss) income per share:

Basic net (loss) income per common share	$(0.27)	$(0.92)	$0.10

Diluted net (loss) income per common share	$(0.27)	$(0.92)	$0.09

Basic weighted average common shares outstanding	34,803,934	36,765,975	43,243,512

Diluted weighted average common shares outstanding	34,803,934	36,765,975	46,795,361

      The accompanying notes are an integral part of these consolidated financial statements.

ECLIPSYS CORPORATION

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,

	1999	2000	2001

Operating activities:

Net (loss) income	$(9,445)	$(33,959)	$4,408

Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:

Depreciation and amortization	42,134	36,418	36,472

Provision for bad debts	2,304	3,855	4,305

Write-down of accounts receivable	—	9,400	—

Write-down of investment	—	836	—

Gain on sale of investment	—	(4,462)	—

Write-off of capitalized software development costs	2,790	—	—

Stock compensation expense	2,285	144	144

Changes in operating assets and liabilities, net of acquisitions:

Accounts receivable	(9,967)	(1,061)	(6,487)

Inventory	(143)	(880)	202

Other current assets	(1,411)	6,349	(11,570)

Other assets	(1,521)	(1,825)	(684)

Deferred revenue	(11,863)	(7,911)	7,617

Other current liabilities	(8,732)	(16,184)	(5,613)

Other long-term liabilities	(114)	(1,387)	(928)

Total adjustments	15,762	23,292	23,458

Net cash provided by (used in) operating activities	6,317	(10,667)	27,866
Investing activities

Purchase of investments	—	(7,905)	—

Maturities of investments	17,003	—	—

Sale of investments	—	12,432	—

Purchase of property and equipment, net of acquisitions	(8,477)	(8,019)	(11,601)

Capitalized software development costs	(6,747)	(6,407)	(6,876)

Acquisitions	(25,000)	—	—

Proceeds from sale of business	5,000	—	—

Net cash used in investing activities	(18,221)	(9,899)	(18,477)

Financing activities

Borrowings	20,000	2,012	—

Payments on borrowings	(20,000)	(521)	(1,491)

Distributions — MSI	(375)	—	—

Exercise of warrants	—	4	—

Sale of common stock	—	—	123,231

Exercises of stock options	6,036	4,330	14,683

Employee stock purchase plan	2,587	1,492	2,498

Net cash provided by financing activities	8,248	7,317	138,921

Effect of exchange rates on cash and cash equivalents	(371)	92	(167)

Net (decrease) increase in cash and cash equivalents	(4,027)	(13,157)	148,143

Cash and cash equivalents — beginning of year	37,983	33,956	20,799

Cash and cash equivalents — end of year	$33,956	$20,799	$168,942

Cash paid for interest	$124	$388	$51

Cash paid for income taxes	$758	$62	$69

The accompanying notes are an integral part of these consolidated financial statements.

ECLIPSYS CORPORATION

Consolidated Statement of Changes in Stockholders’ Equity
(in thousands)

				Preferred Stock
	Voting and
	Non-Voting
	Common Stock		Common	Series A		Additional
			Stock			Paid-in	Unearned	Accumulated
	Shares	Amount	Warrants	Shares	Amount	Capital	Compensation	Deficit

Balance at December 31, 1998	33,073,883	$330	395	20,000	$1	$241,975	$(1,623)	$(142,680)

Stock option exercises	1,610,556	16				6,020

Employee stock purchase	156,755	2				2,585

Stock warrant exercise — Transition	156,320	2	(395)			393

Stock warrant exercise	962,513	10				(10)

Conversion of preferred stock — PCS	241,283	2		(20,000)	(1)	(1)

Conversion of convertible debt — PCS	102,515	1				2,141

Compensation expense recognized						982	1,303

Distributions MSI								(375)

Comprehensive income:

Net loss								(9,445)

Foreign currency translation adjustment

Other comprehensive income

Comprehensive income

Balance at December 31, 1999	36,303,825	363	—	—	—	254,085	(320)	(152,500)

Stock option exercises	495,328	5				2,988

Employee stock purchase	296,203	3				2,704

Exercise of warrants	40,765	—				4

Compensation expense recognized						122	144

Net loss								(33,959)

Foreign currency translation adjustment

Other comprehensive income

Comprehensive income

Balance at December 31, 2000	37,136,121	371	—	—	—	259,903	(176)	(186,459)

Stock option exercises	1,317,632	15				14,668

Employee stock purchase	178,660					2,498

Public offering	5,750,000	58				123,173

Compensation expense recognized							144

Comprehensive income:

Net income								4,408

Foreign currency translation adjustment

Other comprehensive income

Comprehensive income

Balance at December 31, 2001	44,382,413	$444	—	—	$—	$400,242	$(32)	$(182,051)

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Accumulated
		Other
	Comprehensive	Comprehensive
	Income	Income
	(Loss)	(Loss)	Total

Balance at December 31, 1998		$44	$98,442

Stock option exercises			6,036

Employee stock purchase			2,587

Stock warrant exercise — Transition			—

Stock warrant exercise			—

Conversion of preferred stock — PCS			—

Conversion of convertible debt — PCS			2,142

Compensation expense recognized			2,285

Distributions MSI			(375)

Comprehensive income:			—

Net loss	(9,445)		(9,445)

Foreign currency translation adjustment	(371)	(371)	(371)

Other comprehensive income	(371)

Comprehensive income	(9,816)

Balance at December 31, 1999		(327)	101,301

Stock option exercises			2,993

Employee stock purchase			2,707

Exercise of warrants			4

Compensation expense recognized			266

Net loss	(33,959)		(33,959)

Foreign currency translation adjustment	92	92	92

Other comprehensive income	92

Comprehensive income	(33,867)

Balance at December 31, 2000		(235)	73,404

Stock option exercises			14,683

Employee stock purchase			2,498

Public offering			123,231

Compensation expense recognized			144

Comprehensive income:

Net income	4,408		4,408

Foreign currency translation adjustment	(167)	(167)	(167)

Other comprehensive income	(167)

Comprehensive income	4,241

Balance at December 31, 2001		$(402)	$218,201

The accompanying notes are an integral part of these consolidated financial statements.

ECLIPSYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Years Ended December 31, 2001

1.  Organization and Description of Business

      Eclipsys Corporation (“Eclipsys”) and its subsidiaries (collectively, the “Company”) is a healthcare information technology company. Eclipsys provides software and services that focus on enabling healthcare organizations (HCOs) to improve and balance their clinical, financial and satisfaction outcomes. Eclipsys solutions assist customers in improving workflow processes and implementing best practices within their organizations. The combination of comprehensive software applications and services offerings enable healthcare providers to improve operating effectiveness, reduce costs and improve the quality of care as measured by clinical outcomes. Eclipsys services offerings include outsourcing, remote hosting, networking technologies and other related services.

2.  Summary of Significant Accounting Policies

Principles of Consolidation

      The financial statements include the accounts of Eclipsys and its wholly owned subsidiaries. All intercompany transactions have been eliminated in consolidation.

Financial Statement Presentation

      The Company completed mergers with PowerCenter Systems, Inc. (“PCS”) effective February 17, 1999 and MSI Solutions, Inc. and MSI Integrated Services, Inc. (collectively “MSI”) effective June 17, 1999. Each of these mergers were accounted for as pooling of interests and, accordingly, the consolidated financial statements have been retroactively restated as if the mergers had occurred as of the beginning of the earliest period presented.

Use of Estimates

      The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosures of contingent assets and liabilities. The estimates and assumptions used in the accompanying consolidated financial statements are based upon management’s evaluation of the relevant facts and circumstances as of the date of the financial statements. Actual results could differ from those estimates. The most significant potential differences relate to the allowance for doubtful accounts, revenues recognized under the percentage-of-completion method and amounts recorded for capitalized software development costs.

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

ECLIPSYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Three Years Ended December 31, 2001

2.  Summary of Significant Accounting Policies — (Continued)

Systems and Services Revenue

Multiple Element Arrangements

      The Company generally contracts under multiple element arrangements which include software license fees, hardware and services including consulting, implementation and software maintenance for periods of 3 to 7 years. Under these arrangements, where vendor specific objective evidence (“VSOE”) exists for all undelivered elements, the Company accounts for the delivered elements in accordance with the “residual method” prescribed by the AICPA Statement of Position (“SOP”) 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect of Certain Transactions.” For arrangements in which VSOE does not exist for each element, including specified upgrades, revenue is deferred and not recognized until delivery of all of the elements without VSOE has occurred. For software license arrangements that are bundled with services and maintenance where services are considered essential to the functionality of the software and provide for payments upon the achievement of implementation milestones, we recognize revenues using the percentage-of-completion method. Under these arrangements, software license fees and implementation fees are recognized over the implementation period, which has typically ranged from 12 to 24 months.

      In 2000, the Company entered into long-term multiple element arrangements in which it provides its customers with comprehensive technology solutions. These arrangements typically include multiple software products (including the right to future products within the suites purchased), implementation and consulting services, maintenance, and, where desired by the customer, outsourcing and remote hosting services. The customer is entitled to these elements throughout the term of the arrangements, which range from seven to ten years. Payments are due monthly over the arrangement term. The Company bundles all fees due under these comprehensive multiple element arrangements and recognizes the revenue ratably over the contract term. Additionally, these contracts may contain provisions by which the Company may earn additional fees based on customer savings or other objectives, as defined in the arrangements. These additional fees are recognized as revenues upon receipt of payment from the customer. In addition, the Company capitalizes related direct costs consisting of third party software costs and direct software implementation costs. These costs are amortized over the term of the arrangement.

      Remote hosting and outsourcing services are marketed under long-term agreements that are generally of five to ten years in duration. Revenues under these arrangements are recognized monthly as the work is performed. Revenues related to other support services, such as training, consulting, and other implementation services, are recognized when the services are performed. The Company recognizes revenues from the sale of hardware upon delivery of the equipment to the customer.

      Revenue from other software license fees, which are bundled with long-term maintenance agreements (with terms from 3 to 7 years), is recognized on a straight-line basis over the contracted maintenance period. Other software license fee arrangements relate to certain “add-on” modules sold to customers in the installed base. Because the Company does not sell the “add-on” modules or the associated extended term maintenance elements separately, the entire arrangement fee is recognized as revenue over the contracted maintenance period in accordance with paragraph 12 of SOP 97-2.

Services

      Remote processing and outsourcing services are marketed under long-term arrangements generally over periods from 5 to 10 years. Revenues from these arrangements are recognized as the services are performed.

ECLIPSYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Three Years Ended December 31, 2001

2.  Summary of Significant Accounting Policies — (Continued)

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

Unbilled Accounts Receivable

      The timing of revenue recognition and contractual billing terms under certain multiple element arrangements may not precisely coincide, resulting in the recording of unbilled accounts receivable or deferred revenue. Customer payments are due under these arrangements in varying amounts upon the achievement of certain contractual milestones throughout the implementation period. Implementation periods generally range from 12 to 24 months. The current portion of unbilled accounts receivable is included in accounts receivable in the accompanying financial statements.

      In addition, the Company maintains certain long-term contracts used to finance a portion of certain customer hardware and software fees owed. These arrangements generally provide for payment terms that range from three to five years and carry interest rates that range from 7% to 10%. Such amounts are recorded as non-current unbilled accounts receivables until the customers are billed which is generally on a monthly basis. The non-current portion of amounts due related to these arrangements was $3.3 million and $1.8 million as of December 31, 2000 and 2001, respectively, and is included in other assets in the accompanying financial statements. The current portion of amounts due related to these arrangements is included in accounts receivable in the accompanying financial statements. Accounts receivable was composed of the following as of December 31:

	2000	2001

	(in thousands)

Accounts Receivable:

Unbilled accounts receivable related to long-term contracts (current portion)	$3,783	$3,212

Other unbilled accounts receivable	8,766	6,768

Total unbilled accounts receivable	12,549	9,980

Billed accounts receivable, net	51,363	56,114

Total accounts receivable, net	$63,912	$66,094

      The Company does not have any obligation to refund any portion of the software or hardware fees and its contracts are non-cancelable.

ECLIPSYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Three Years Ended December 31, 2001

2.  Summary of Significant Accounting Policies — (Continued)

Inventory

      Inventory consists of computer equipment, parts and peripherals and is stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

Property and Equipment

      Property and equipment are stated at cost. Depreciation and amortization are provided for using the straight-line method over the estimated useful lives, which range from two to ten years. Computer equipment is depreciated over two to five years. Office equipment is depreciated over two to seven years. Purchased software for internal use is amortized over three years. Leasehold improvements are amortized over the shorter of the useful lives of the assets or the remaining term of the lease. When assets are retired or otherwise disposed of, the related costs and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in income. Expenditures for repairs and maintenance not considered to substantially lengthen the property and equipment lives are charged to expense as incurred.

Capitalized Software Development Costs

      The Company capitalizes a portion of its internal computer software development costs incurred subsequent to establishing technological feasibility, including salaries, benefits, and other directly related costs incurred in connection with programming and testing software products. Capitalization ceases when the products are generally released for sale to customers. Management monitors the net realizable value of all capitalized software development costs to ensure that the investment will be recovered through margins from future sales. Capitalized software development costs were approximately $6.7 million, $6.4 million and $6.9 million for the years ended December 31, 1999, 2000 and 2001, respectively. These costs are amortized over the greater of the ratio that current revenues bear to total and anticipated future revenues for the applicable product or the straight-line method over three years. Amortization of capitalized software development costs, which is included in cost of systems and services revenues, was approximately $1.2 million, $2.9 million and $4.5 million for the years ended December 31, 1999, 2000 and 2001, respectively. Accumulated amortization of capitalized software development costs were $9.6 million and $14.1 million as of December 31, 2000 and 2001, respectively.

      In June 1999, based on a review of products acquired in conjunction with the MSI merger and other related activities, the Company recorded a write-off of approximately $2.8 million of capitalized software development costs related to duplicate products that did not have any alternative future use.

ECLIPSYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Three Years Ended December 31, 2001

2.  Summary of Significant Accounting Policies — (Continued)

Acquired Technology and Intangible Assets

      The intangible assets from the Company’s acquisitions (Note 6), which are amortized to cost of systems and services on a straight-line basis over their estimated useful lives, consisted of the following (in thousands):

	December 31,

	2000		2001

	Gross	Net	Gross	Net	Useful Life

Acquired technology	$95,795	$19,714	$95,795	$3,345	3 – 5 years

Ongoing customer relationships	10,690	2,740	10,690	174	5 years

Network services	5,764	481	5,764	—	3 years

Goodwill	17,834	4,610	17,834	454	5 – 12 years

Other	162	—	—	—

	$130,245	$27,545	$130,083	$3,973

      Amortization of the acquired technology and network services assets is included in the cost of systems and services revenues.

      The carrying values of acquired technology and intangible assets are reviewed if the facts and circumstances suggest that they may be impaired. This review indicates whether assets will be recoverable based on future expected cash flows. Based on its review, the Company does not believe that an impairment of its excess of cost over fair value of net assets acquired has occurred.

      In accordance with Statement of Financial Accounting Standards No. 142, amortization of goodwill ceased as of January 1, 2002, leaving a recorded balance of $454,000. An impairment review of our remaining goodwill balance will be conducted on an annual basis.

Fair Value of Financial Instruments

      The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, and other current liabilities, approximate fair value.

Long-Term Debt

      Prior to August 2001, the Company has maintained a revolving credit facility (the “Revolver”) whereunder borrowings were secured by substantially all of the assets of the Company. Under the Revolver, available borrowings were based on accounts receivable and certain other criteria, up to a maximum of $30 million. In light of its increased cash balance, the Company terminated the Revolver in August 2001.

Income Taxes

      The Company accounts for income taxes utilizing the liability method, and deferred income taxes are determined based on the estimated future tax effects of differences between the financial reporting and income tax basis of assets and liabilities and tax carryforwards given the provisions of the enacted tax laws.

Stock-Based Compensation

      The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations and to elect the disclosure option of Statement of Financial

ECLIPSYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Three Years Ended December 31, 2001

2.  Summary of Significant Accounting Policies — (Continued)

Accounting Standards (“FAS”) No. 123, “Accounting for Stock-Based Compensation”. Accordingly, compensation cost for stock options is measured as the excess, if any, of the estimated market price of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock.

Basic and Diluted Net (Loss) Income Per Share

      For all periods presented, basic and diluted net (loss) income per common share is presented in accordance with FAS 128, “Earnings per Share,” which provides for the accounting principles used in the calculation of earnings per share. Basic net (loss) income per common share is based on the weighted average number of shares of common stock outstanding during the period. Diluted net income per share reflects the potential dilution from assumed conversion of all dilutive securities such as stock options and warrants. Stock options to acquire 5,494,673, 9,148,878 and 8,006,072 shares of common stock at December 31, 1999, 2000 and 2001, respectively, and warrants to acquire up to 40,829, 5,160 and 5,160 shares of common stock at December 31, 1999, 2000 and 2001 respectively, were the only securities issued which would be included in the diluted earnings per share calculation if dilutive. In 1999 and 2000 the inclusion of stock options and warrants would have been antidilutive due to the net loss reported by the Company. The computations of the basic and diluted per share amounts for the were as follows for the years ended December 31:

	1999	2000	2001

Basic Earnings Per Share:

Net (loss) income (in thousands)	$(9,445)	$(33,959)	$4,408

Weighted average shares:

Outstanding	34,803,934	36,765,975	43,243,512

Basic earnings per share	$(0.27)	$(0.92)	$0.10

Diluted Earnings Per Share:

Net (loss) income (in thousands)	$(9,445)	$(33,959)	$4,408

Weighted average shares:

Outstanding	34,803,934	36,765,975	43,243,512

Effect of dilutive stock options	—	—	3,551,849

Total shares	34,803,934	36,765,975	46,795,361

Diluted earnings per share	$(0.27)	$(0.92)	$0.09

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

Foreign Currency Translation

      The financial position and results of operations of foreign subsidiaries are measured using the currency of the respective countries as the functional currency. Assets and liabilities are translated at the foreign exchange rate in effect at the balance sheet date, while revenue and expenses for the year are translated at the average

ECLIPSYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Three Years Ended December 31, 2001

2.  Summary of Significant Accounting Policies — (Continued)

exchange rate in effect during the year. Translation gains and losses are not included in determining net income or loss but are accumulated and reported as a separate component of stockholders’ equity. The Company has not entered into any hedging contracts during the three-year period ended December 31, 2001.

Comprehensive Income

      Statement of Financial Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income” requires that the total changes in equity resulting from revenue, expenses, and gains and losses, including those that do not affect the accumulated deficit, be reported. Accordingly, those amounts, which are comprised solely of foreign currency translation adjustments, are included in other comprehensive income in the consolidated statement of changes in stockholders’ equity.

New Accounting Pronouncements

      In September 2000, the Financial Accounting Standards Board (“FASB”) issued SFAS 140 (“SFAS 140”), “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 140, which replaces SFAS 125 (“SFAS 125”), “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” addresses certain issues not previously addressed in SFAS 125. SFAS 140 is effective for transfers and servicing occurring after March 31, 2001 and, for certain provisions, fiscal years ending after December 15, 2000. The adoption of SFAS 140 has had no impact on the Company’s financial position or results of operations.

      In June 2001, the FASB issued SFAS No. 141 (“SFAS 141”), “Business Combinations” and SFAS No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.” These standards require that all business combinations be accounted for using the purchase method and that goodwill and intangible assets with indefinite useful lives should not be amortized but should be tested for impairment at least annually, and they provide guidelines for new disclosure requirements. These standards outline the criteria for initial recognition and measurement of intangibles, assignment of assets and liabilities including goodwill to reporting units and goodwill impairment testing. Additionally, under the provisions of these standards, the unamortized balance of negative goodwill will be written off and recognized as a change in accounting principle. The provisions of SFAS 141 and 142 apply to all business combinations after June 30, 2001. The provisions of SFAS 142 for existing goodwill and other intangible assets are required to be implemented effective January 1, 2002. The company is currently evaluating the impact of SFAS No. 142 on the consolidated financial statements. In accordance with SFAS 142, amortization of goodwill ceased as of January 1, 2002, leaving a recorded balance of $454,000 of goodwill as of December 31, 2001.

      In October of 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which is effective for fiscal years beginning after December 15, 2001. This statement supercedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” However, it retains the fundamental provisions of SFAS No. 121 for the recognition and measurement of the impairment of long-lived assets to be held and used and the measurement of long-lived assets to be disposed of by sale. Impairment on Goodwill is not included in the scope of SFAS No. 144 and will be treated in accordance with the accounting standards established in SFAS No. 142, “Goodwill and Other Intangible Assets.” According to SFAS No. 144, long-lived assets are measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing or discontinued operations. The statement applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, “Reporting the Results of Unusual and Infrequently Occurring Events and Transactions,” for the disposal of segments of a business. The Company adopted this statement on January 1,

ECLIPSYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Three Years Ended December 31, 2001

2.  Summary of Significant Accounting Policies — (Continued)

2002, and does not expect the statement to have a material effect on the Company as a significant portion of identified intangible assets will be fully amortized by December 31, 2002.

3.  Property and Equipment

      Property and equipment is summarized as follows (in thousands):

	As of December 31,

	2000	2001

Computer equipment	$22,292	$18,204

Office equipment and other	6,240	5,824

Purchased software	6,667	6,633

Leasehold improvements	4,723	7,183

	39,922	37,844

Less: Accumulated depreciation and amortization	(23,121)	(16,169)

	$16,801	$21,675

      Depreciation and amortization expense of property and equipment totaled approximately $7.2 million, $5.7 million and $6.7 million in 1999, 2000 and 2001, respectively.

4.  Stockholders’ Equity and Mandatorily Redeemable Preferred Stock

Mandatorily Redeemable Preferred Stock

      In connection with its acquisition of Alltel the Company sold 30,000 shares of Series B 8.5% Cumulative Redeemable Preferred Stock (“Series B”) and warrants to purchase up to 1,799,715 shares of Non-Voting Common Stock at $.01 per share for total consideration of $30.0 million. Additionally, 20,000 shares of the Series C 8.5% Cumulative Redeemable Preferred Stock (“Series C”) were issued to Alltel Information Services, Inc. (“AIS”) as part of the consideration paid for Alltel. During 1999, 962,513 shares of Common Stock were issued upon the exercise of the warrants issued in conjunction with Series B and Series C.

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

Shareholder Rights Plan

      On July 26, 2000, the Board of Directors of the Company declared a dividend of one Right for each outstanding share of the Company’s Common Stock to stockholders of record at the close of business on

ECLIPSYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Three Years Ended December 31, 2001

4.  Stockholders’ Equity and Mandatorily Redeemable Preferred Stock — (Continued)

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

Secondary Offering of Common Stock

      On January 23, 2001, the Company completed a follow-on public offering for 5,750,000 shares of its common stock. Net proceeds from the offering were approximately $123.2 million.

5.  Acquisitions

      As discussed in Note 2, on February 17, 1999, the Company completed a merger with PCS for total consideration of approximately $35.0 million. The Company issued 1,104,000 of its Common Stock for all of the common stock outstanding of PCS. Prior to the transaction, PCS issued convertible notes and warrants to purchase common stock to certain investors. As of December 31, 1998, the balance of convertible notes payable was $1.9 million. At the time of the PCS merger, the convertible debt was converted into 102,515 shares of Common Stock of the Company. No adjustments were made to the net assets of PCS as a result of the acquisition. The merger was accounted for as a pooling of interests and accordingly, the accompanying consolidated financial statements have been retroactively restated as if the merger occurred as of the earliest period presented. PCS provides enterprise resource planning software throughout the healthcare industry.

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

      Effective July 1, 1999, the Company sold Med Data for total consideration of $5.0 million in cash. The Company reduced acquired technology originally recorded in the purchase during the quarter ended September 30, 1999 by $4.4 million, which represents the difference between the sales price and the net

ECLIPSYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Three Years Ended December 31, 2001

5.  Acquisitions — (Continued)

tangible assets sold. The final purchase price is composed of and allocated as follows after adjustment for the sale of Med Data (in thousands):

Cash	$25,000

Liabilities assumed	6,406

31,406

Current assets	8,630

Fixed assets	778

9,408

Identifiable intangible assets (acquired technology)	$21,998

      Unaudited pro forma results of operations as if the aforementioned acquisitions had occurred on January 1, 1999 is as follows (in thousands except per share data):

Year Ended
December 31, 1999

Revenues	$252,818

Net loss	(9,884)

Basic and diluted net loss per share	$(.28)

      As discussed in Note 2, on June 17, 1999, the Company completed a merger with MSI for total consideration of approximately $53.6 million. The Company issued 2,375,000 of its common stock for all of the common stock outstanding of MSI. No adjustments were made to the net assets of MSI as a result of the acquisition. The merger was accounted for as a pooling of interests and accordingly, the accompanying consolidated financial statements have been retroactively restated as if the merger occurred as of the earliest period presented. MSI provides web enabling and integration software. In connection with the pooling of MSI, the Company recorded a stock compensation charge of $1.0 million related to certain MSI options that were required to be fully vested at the merger date. Prior to the merger with Eclipsys, MSI was a Subchapter S Corporation. During 1999, MSI paid distributions to stockholders’ of $375,000. In connection with the Eclipsys merger, the Subchapter S election was terminated.

      During July 1999, the Company invested in HEALTHvision, Inc., a Dallas based, privately held internet healthcare company, in conjunction with VHA, Inc. and investment entities affiliated with General Atlantic Partners, LLC. The Company purchased 3,400,000 shares of common stock for $34,000, which represented 34% of the outstanding common stock on an if-converted basis of HEALTHvision, Inc. As of December 31, 2001 these shares represented 28% of the common stock of HEALTHvision, Inc. on an if-converted basis. The Company accounts for the investment using the equity method of accounting. In connection with the formation of HEALTHvision, Inc., certain employees of Eclipsys became employees of HEALTHvision, Inc. and as a result the Company recorded a stock compensation charge of $982,000 due to accelerated vesting of those employees’ stock options.

      On March 30, 2000, the Company entered into a definitive merger agreement to be acquired by Neoforma.com, Inc. (“Neoforma”) of Santa Clara, California. Neoforma is a provider of business-to-business e-commerce services in the medical products, supplies and equipment industry. During the quarter ended June 30, 2000, the Company and Neoforma agreed to terminate the Merger Agreement between them without the payment of a termination fee. Transaction costs incurred in connection with the proposed merger were approximately $1.9 million.

ECLIPSYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Three Years Ended December 31, 2001

6.  Other Current Liabilities

      Other current liabilities consisted of the following (in thousands):

	December 31,

	2000	2001

Accounts payable	$2,660	$1,486

Accrued compensation and incentives	11,952	12,219

Customer deposits	990	511

Accrued royalties	2,695	2,679

Other	10,064	5,853

	$28,361	$22,748

      During the quarter ended June 30, 1999, the Company initiated a restructuring of its operations. This restructuring was completed during the quarter ended September 30, 1999 and resulted in a charge totaling $5.1 million. The charge principally related to the closing of duplicate facilities and the termination of certain employees. As of December 31, 2000 and 2001, the liability related to the restructuring in 1999 totaled $764,000 and $0, respectively. During 2000, the Company initiated and completed another restructuring of its operations. This restructuring rationalized employee headcount following the Company’s completion of the integration of its acquisitions. Additionally, the Company consolidated its research and development and implementation functions. Charges in connection with this restructuring in 2000 totaled $1.2 million. As of December 31, 2001, there were no significant liabilities remaining related to either restructuring.

7. Income Taxes

      A reconciliation of the effect of applying the federal statutory rate and the effective income tax rate on the Company’s income tax provision is as follows (in thousands):

	Year Ended December 31,

	1999	2000	2001

Statutory federal income tax rate	$(3,212)	$(11,546)	$1,499

State income taxes	(374)	(1,345)	175

Non-deductible deal costs	650	—	—

Non-deductible amortization	2,610	2,640	1,943

Other	326	301	344

Valuation allowance, includes effect of acquisitions	—	9,950	(3,961)

Income tax provision	$—	$—	$—

ECLIPSYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Three Years Ended December 31, 2001

7. Income Taxes — (Continued)

      The significant components of the Company’s net deferred tax assets/(liabilities) were as follows (in thousands):

	As of December 31,

	2000	2001

Deferred tax assets:

Intangible assets	$38,071	$40,823

Deferred revenue	328	—

Allowance for doubtful accounts	6,579	3,241

Accrued expenses	1,534	203

Depreciation	794	—

Other	600	1,719

Net operating loss carryforwards	46,895	48,419

	$94,801	$94,405

Deferred tax liabilities:

Unbilled Receivables	$(7,630)	$(5,647)

Depreciation	—	(500)

Capitalization of software development costs	(4,354)	(5,250)

Net deferred tax asset	82,817	83,008

Valuation allowance	(82,817)	(83,008)

	$—	$—

      At December 31, 2001, the Company had net operating loss carryforwards for federal income tax purposes of approximately $122.7 million. The carryforwards expire in varying amounts through 2021. Of this amount, $39.3 million related to stock option tax deductions which will be tax-effected and the benefit credited as additional paid-in-capital when realized. Additionally, the Company has Canadian net operating loss carryovers of approximately $4.9 million that expire in varying amounts through 2006.

      Under the Tax Reform Act of 1986, the amounts of, and the benefits from, net operating loss carryforwards may be impaired or limited in certain circumstances. The Company experienced ownership changes as defined under Section 382 of the Internal Revenue Code in January 1997 and December 1998. As a result of the ownership changes, net operating loss carry-forwards of approximately $1.5 million at January, 1997 and $55.0 million at December 1998, which were incurred prior to the date of change, are subject to annual limitations on their future use. As of December 31, 2001, a valuation allowance has been established against the deferred tax assets that management does not believe are more likely than not to be realized.

8. Employee Benefit Plans

1996 Stock Option Plan

      In April 1996, the Board of Directors of the Company (the “Board”) adopted the 1996 Stock Plan (the “1996 Stock Plan”). The 1996 Stock Plan, as amended, provided for grants of stock options, awards of Company stock free of any restrictions and opportunities to make direct purchases of restricted stock of the Company. The 1996 Stock Plan allowed for the issuance of options or other awards to purchase up to 2,500,000 shares of Common Stock. Pursuant to the terms of the 1996 Stock Plan, a committee of the Board

ECLIPSYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Three Years Ended December 31, 2001

8. Employee Benefit Plans — (Continued)

was authorized to grant awards to employees and non-employees and establish vesting terms. The options expire ten years from the date of grant. No further options or awards may be granted under the 1996 Stock Plan.

1998 Stock Incentive Plan

      In January 1998, the Board adopted the 1998 Stock Incentive Plan (the “Incentive Plan”). The Incentive Plan provided for the granting of stock options, stock appreciation rights, restricted stock awards or unrestricted stock awards. No additional options or other awards may be granted under the Incentive Plan.

1999 Stock Incentive Plan

      In February 1999, the Board adopted the 1999 Stock Incentive Plan (the “1999 Plan”). The 1999 Plan provided for the granting of stock options, restricted stock, or other stock-based awards No additional options or other awards may be granted under the 1999 Plan.

2000 Stock Incentive Plan

      On May 22, 2000, the Board adopted the 2000 Stock Incentive Plan (the “2000 Plan”). The 2000 Plan provides for the granting of stock options, restricted stock, or other stock-based awards. Under the provisions of the 2000 Plan, no options or other awards may be granted after May 2010. The 2000 Plan increases the number of shares of common stock reserved under the 2000 Plan, together with the 1999 Plan, the Incentive Plan, the 1996 Plan and the 1998 Employee Stock Purchase Plan, to 12,000,000.

	1999		2000		2001

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price

Outstanding at beginning of the year	4,344,958	$10.69	5,494,673	$16.98	9,148,878	$12.87

Granted	3,141,212	19.62	4,977,159	8.46	1,196,284	14.70

Exercised	(1,610,556)	3.75	(510,253)	6.62	(1,342,619)	10.96

Forfeited	(380,941)	22.53	(812,701)	17.71	(996,471)	22.89

Outstanding at end of year	5,494,673	16.98	9,148,878	12.87	8,006,072	12.22

Exercisable at end of the year	1,115,891		2,319,237		3,425,434

	1999		2000		2001

	Weighted	Weighted	Weighted	Weighted	Weighted	Weighted
	Average	Fair	Average	Fair	Average	Fair
	Exercise	Market	Exercise	Market	Exercise	Market
Option Granted During the Year	Price	Value	Price	Value	Price	Value

Option price> Fair market value	—		—		—

Option price = Fair market value	$19.62		$8.46		$14.70

Option price< Fair market value	—		—		—

Weighted Fair Market Value Options		$18.51		$7.98		$10.70

      The Company has adopted the disclosure only provision of FAS 123. Had compensation cost for the Company’s stock option grants described above been determined based on the fair value at the grant date for awards in 1999, 2000 and 2001 consistent with the provisions of FAS 123, the Company’s net loss and loss per

ECLIPSYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Three Years Ended December 31, 2001

8. Employee Benefit Plans — (Continued)

share would have been increased to the pro forma amounts indicated below (in thousands, except per share data):

	Year Ended December 31,

	1999	2000	2001

Net (loss) income:

As reported	$(9,445)	$(33,959)	$4,408

Pro forma	(23,788)	(45,032)	1,252

Basic net (loss) income per share:

As reported	$(0.27)	$(0.92)	$0.10

Pro forma	$(0.68)	$(1.22)	$0.03

Diluted net (loss) income per share:

As reported	$(0.27)	$(0.92)	$0.09

Pro forma	$(0.68)	$(1.22)	$0.03

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1999, 2000 and 2001: dividend yield of 0% for all years, risk-free interest rate of 6.34% for 1999, 5.75% for 2000 and 4.27% for 2001, expected life of 7.44, 9.88 and 6.81 years based on the plan and volatility of 133% for 1999, 113% for 2000, and 78% for 2001.

      The following table summarizes information about stock options outstanding at December 31, 2001:

	Options Outstanding			Options Exercisable

		Weighted
		Average	Weighted		Weighted
	Number	Remaining	Average	Number	Average
	Outstanding	Contractual	Exercise	Exercisable	Exercise
Range of Exercise Price	at 12/31/01	Life (in years)	Price	at 12/31/01	Price

$ 0.10-$ 6.50	1,177,736	6.99	$6.01	624,027	$5.62

$ 6.51-$ 7.50	44,614	6.00	7.35	30,861	7.39

$ 7.51-$ 8.50	2,775,235	8.53	8.25	1,023,257	8.25

$ 8.51-$13.20	1,107,202	8.80	11.60	243,028	9.76

$13.21-$15.50	1,078,953	7.78	14.58	611,251	14.70

$15.51-$20.15	965,735	8.31	18.43	309,144	19.43

$20.16-$23.50	745,826	7.42	22.83	493,046	23.10

$23.51-$26.00	22,049	5.11	25.71	19,845	25.71

$26.01-$36.00	39,374	5.58	35.83	31,497	35.83

$36.01-$43.57	49,348	5.88	43.57	39,478	43.57

      In connection with the Transition merger, options held by employees of Transition were converted into options to purchase 1,792,854 shares of Common Stock based on the .525 conversion ratio. All option disclosures reflect the impact of Transition options after retroactive restatement for the impact of the Transition merger. As of December 31, 1999, 2000 and 2001, respectively, there were 327,626, 181,986 and 160,624 options outstanding related to Transition’s stock options plans.

      In connection with the PCS and MSI mergers, options held by employees were converted into outstanding options of the Company. As of December 31, 1999, 2000 and 2001, respectively, there were 11,764, 10,859 and 10,859 options outstanding related to PCS’s stock option plan. As of December 31, 1999,

ECLIPSYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Three Years Ended December 31, 2001

8. Employee Benefit Plans — (Continued)

2000 and 2001, respectively, there were 72,435, 47,676 and 26,557 options outstanding related to MSI’s stock option plan.

Employee Savings Plan

      During 1997, the Company established a Savings Plan (the “Plan”) pursuant to Section 401(k) of the Internal Revenue Code (the “Code”), whereby employees may contribute a percentage of their compensation, not to exceed the maximum amount allowable under the Code. At the discretion of the Board, the Company may elect to make matching contributions, as defined in the Plan. For the years ended December 31, 1999, 2000 and 2001, the Board authorized matching contributions totaling $0, $801,000 and $532,000, respectively.

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

9.  Commitments and Contingencies

Noncancelable Operating Leases

      The Company leases its office space and certain equipment under noncancelable operating leases. Rental expense under operating leases was approximately $11.6 million, $10.6 million and $11.4 million for the years ended December 31, 1999, 2000 and 2001 respectively. Future minimum rental payments for noncancelable operating leases as of December 31, 2001 are as follows (in thousands):

Year Ending December 31,

2002	$10,256

2003	9,946

2004	7,939

2005	4,655

2006	3,432

Thereafter	3,933

$40,161

Litigation

      The Company is involved in litigation incidental to its business from time to time. In the opinion of management, after consultation with legal counsel, the ultimate outcome of such litigation will not have a material adverse effect on the Company’s financial position or results of operations or cash flows.

10.  Related Party Transactions

      Eclipsys has a policy that all transactions between it and its executive officers, directors and affiliates must be on terms no less favorable to the Company than could be obtained from unaffiliated third parties.

ECLIPSYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Three Years Ended December 31, 2001

10.  Related Party Transactions — (Continued)

Additionally, these transactions must be approved by a majority of the members of the Board of Directors and by a majority of the disinterested members of the Board of Directors.

      The Company leases office space from a former stockholder of SDK. During the years ended December 31, 1999, 2000 and 2001, the Company paid $330,000, $849,000 and $692,000, respectively, under this lease. The lease, which was amended to increase the space at the end of 1999, is noncancelable and expires in 2009.

      Our Chairman of the Board and Chief Executive Officer of the Company owns a company which leases an aircraft to a charter company. The charter company provides aircraft charter services to Eclipsys as well other outside parties. Our Chairman has no ownership or other interest in the charter company. For flights chartered by the Company, we paid the charter company $530,000, $412,000 and $775,000, in 1999, 2000 and 2001, respectively. The Chairman’s company received $339,000, $298,000 and $481,000, during 1999, 2000 and 2001, respectively, for these transactions.

      As discussed in Note 5, during July 1999, we invested in HEALTHvision, Inc. (“HEALTHvision,”) a Dallas-based, privately held internet healthcare company, in conjunction with VHA, Inc. and investment entities affiliated with General Atlantic Partners, LLC. HEALTHvision provides Internet solutions to hospital organizations to assist them in improving patient care in the local communities they serve. We purchased 3,400,000 shares of common stock for $34,000, which at the time represented 34% of the outstanding common stock on an if converted basis. As of December 31, 2001 our shares represented 28% of the common stock of HEALTHvision on an if converted basis. We account for our investment in HEALTHvision using the equity method of accounting. Due to losses recognized under the equity method, the recorded balance of the investment in HEALTHvision was $0 as of December 31, 2001. In connection with our relationship with HEALTHvision, we have entered into a joint marketing arrangement under which both organizations agreed to jointly market products and services to their customers. Under this agreement, we paid HEALTHvision $1,133,000 during 2001. During 2001, the Company earned revenues from HEALTHvision of $2,553,000 and had accounts receivable due from HEALTHvision of $1,049,000 at December 31, 2001. For the year ended December 31, 2001, HEALTHvision, Inc had total revenues of approximately $17.6 million (unaudited) and a net loss of approximately $9.9 million (unaudited). Additionally, HEALTHvision had total assets of approximately $13.6 million (unaudited) as of December 31, 2001. Our Chairman and CEO serves as co-chairman of HEALTHvision.

      The Company has a license agreement with Partners HealthCare System, Inc. (“Partners”). Under the terms of this license, the Company may develop, commercialize, distribute and support certain technology and license it, as well as sell related services, to other healthcare providers and hospitals throughout the world (with the exception of the Boston, Massachusetts metropolitan area). Prior to the Company’s initial public offering, no sales of products incorporating the licensed technology were made and, consequently, no royalties were paid by the Company pursuant to the license with Partners. The royalty arrangement under the license terminated upon the Company’s initial public offering. After the Company’s initial public offering, the Company sold products incorporating the licensed technology. The Company is obligated to offer to Partners and certain of its affiliates a license for internal use, granted on most favored customer terms, to all new software applications developed by the Company, whether or not derived from the licensed technology, and major architectural changes to the licensed technology. Partners and certain of its affiliates are also entitled to receive internal use licenses, also granted on most favored customer terms, for any changes to any module or application included in the licensed technology requiring at least one person-year of technical effort.

      Additionally, as part of the agreement, the Company has provided development services to Partners related to commercializing the intellectual property; fees paid to the Company for these development services

ECLIPSYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Three Years Ended December 31, 2001

10.  Related Party Transactions — (Continued)

totaled $976,000, $274,000 and $0 for the years ended December 31, 1999, 2000 and 2001 respectively, and are included as a reduction in research and development expenses in the accompanying consolidated statements of operations.

      In 2001, Partners entered into a contract with the Company for the license of a new software application and related professional services. This new software application consisted of an upgrade to an existing software application that Partners had licensed from Transition Systems, Inc, an entity that was acquired by the Company in December 1998. Under this new contract, Partners paid the Company the sum of $953,921 in 2001. As of December 31, 2001, Partners owed the Company the sum of $203,515 related to this new contract. Jay Pieper, a director of the Company, is Vice President of Corporate Development and Treasury Affairs for Partners. Partners was not affiliated with the Company at the time of the negotiation of the Partners license from Transition Systems, Inc.

11.  Investment Write-Down

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

      Concurrent with the investment, the Company and Simione entered into a remarketing agreement pursuant to which the Company had certain rights to distribute Simione software products.

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

ECLIPSYS CORPORATION

SCHEDULE II-VALUATION OF QUALIFYING ACCOUNTS
For Each of the Three Years in the Period Ended December 31, 2001

	Balance at				Balance at
	Beginning of		Acquired		End of
	Period	Additions	Reserves	Write-offs	Period

December 31, 1999 Allowance for doubtful accounts	$3,724	$2,304	$81	$(2,417)	$3,692

Valuation allowance for deferred tax asset	69,082	1,744			70,826

December 31, 2000 Allowance for doubtful accounts	3,692	13,255		(11,291)	5,656

Valuation allowance for deferred tax asset	70,826	11,991			82,817

December 31, 2001 Allowance for doubtful accounts	5,656	4,305		(4,389)	5,572

Valuation allowance for deferred tax asset	82,817	191			83,008

Quarterly Results (Unaudited)

      The following table presents quarterly statement of operations data for each of the eight quarters in the period ended December 31, 2001. The statement of operations data for the quarters are unaudited, and in the opinion of management, include all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial data for such periods. Additionally, the statement of operations data is derived from, and are qualified by reference to, Eclipsys’ audited financial statements, which appear elsewhere in this document.

ECLIPSYS CORPORATION

For the Year Ended December 31, 2000
(In thousands, except per share data)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year

Revenues	$64,690	$47,129	$50,613	$54,105	$216,538

Gross profit margin	29,137	9,786	7,739	20,617	67,279

Net income (loss)	4,989	(15,231)	(18,288)	(5,430)	(33,959)

Basic net income (loss) per share	$0.14	$(0.42)	$(0.50)	$(0.15)	$(0.92)

Diluted net income (loss) per share	$0.13	$(0.42)	$(0.50)	$(0.15)	$(0.92)

ECLIPSYS CORPORATION

For the Year Ended December 31, 2001
(In thousands, except per share data)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year

Revenues	$54,671	$59,200	$62,442	$60,681	$236,994

Gross profit margin	21,575	25,901	28,826	26,756	103,058

Net (loss) income	(3,176)	1,491	3,965	2,128	4,408

Basic net (loss) income per share	$(0.08)	$0.03	$0.09	$0.05	$0.10

Diluted net (loss) income per share	$(0.08)	$0.03	$0.08	$0.05	$0.09

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable.

Part III

      Certain information required by Part III of Form 10-K will be contained in the Company’s definitive Proxy Statement to be used in connection with the annual meeting of stockholders for the year 2002, and is incorporated herein by reference to this Form 10-K Annual Report:

Item 10.  Directors and Executive Officers of the Registrant

      Information regarding directors will be set forth in the proxy statement for the annual meeting of stockholders for the year 2002 and is incorporated herein by reference. Information regarding our executive officers is set forth under the caption “Executive Officers of the Registrant” appearing at the end of Part I, above.

Item 11.  Executive Compensation

      Information regarding executive compensation will be set forth in the proxy statement for the annual meeting of stockholders for the year 2002 and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

      Information regarding security ownership of certain beneficial owners and management will be set forth in the proxy statement for the annual meeting of stockholders for the year 2002 and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

      Information regarding certain relationships and related transactions will be set forth in the proxy statement for the annual meeting of stockholders for the year 2002 and is incorporated herein by reference.

Part IV

Item 14.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) The following documents are filed as part of this report:

1.	Consolidated Financial Statements included in Item 8 of this report on Form 10-K

2.	Financial Statement Schedules included in Item 8 of this report on Form 10-K

3.	The following exhibits are included in this report:

2.1*	Agreement and Plan of Merger dated as of October 29, 1998 by and among the Registrant, Exercise Acquisition Corp. and Transition Systems, Inc.
2.2**	Agreement of Merger among Alltel Healthcare Information Services, Inc., Alltel Information Services, Inc., Eclipsys Corporation and Eclipsys Solutions Corp. dated as of January 24, 1997
2.3**	Amended and Restated Stock Purchase Agreement among Eclipsys Corporation, SDK Medical Computer Services Corporation and the Selling Stockholders listed therein dated June 26, 1997
2.4**	Asset Purchase Agreement by and among Motorola, Inc. Eclipsys Corporation and Emtek Healthcare Corporation dated January 30, 1998
2.5****	Agreement and Plan of Merger dated as of February 5, 1999, by and among Eclipsys PCS and Sub
2.6****	Escrow Agreement dated as of February 17, 1999, by and among Eclipsys, Sub, PCS and the PCS Stockholders and Noteholders
2.7*****	Stock Purchase and Sale Agreement dated as of March 6, 1999 by and among Sun Gard Data Systems Inc., Sun Gard Investment Ventures, Inc., Med Data Systems, Inc., Intelus Corporation, and Eclipsys Corporation and Eclipsys Solutions Corp.
2.8******	Agreement and Plan of Merger dated as of June 17, 1999, by and among Eclipsys Corporation, Eclipsys Merger Corp., MSI Solutions, Inc., MSI Integrated Services, Inc., Anna L. Bean, Michael R. Cote, Robert J. Feldman and the 1997 Feldman Family Trust
2.9*******	Asset Purchase Agreement by and among Quadramed Corporation, Eclipsys Corporation and Med Data Systems, Inc. dated July 1, 1999
3.1***	Third Amended and Restated Certificate of Incorporation of the Registrant
3.2**	Third Amended and Restated Bylaws of the Registrant
3.3********	Certificate of Designation of Series A Junior Participating Preferred
4.1**	Specimen certificate for shares of Common Stock
10.1**	Second Amended and Restated Registration Rights Agreement
10.2**	Second Amended and Restated Stockholders Agreement
10.5**†	Information Systems Technology License Agreement, dated as of May 3, 1996, by and among Partners Healthcare System, Inc. and Integrated Healthcare Solutions, Inc.
10.6**	Preferred Stock Purchase Agreement by and among Eclipsys Corporation, General Atlantic Partners 47, L.P. and GAP Coinvestment Partners, L.P. dated February 4, 1998
10.7**	1996 Stock Plan
10.8**	1998 Stock Incentive Plan, as amended
10.9*****	Amended and Restated 1998 Employee Stock Purchase Plan, as amended

10.13**	Settlement of Claims Agreement, dated as of March 13, 1998, between ALLTEL Information Services, Inc. and Eclipsys Corporation
10.14*****	1999 Stock Incentive Plan, as amended
10.15*********	2000 Stock Incentive Plan
21	Subsidiaries of the Registrant
23	Consent of PricewaterhouseCoopers LLP

†	confidential treatment granted on August 6, 1998 in connection with the Registrants IPO

*	Incorporated by reference to the Joint Proxy Statement/ Prospectus included in the Registrant’s Registration Statement on Form S-4 (File No. 333-68353)

**	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-50781)

***	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 000-24539)

****	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 3, 1999 (File No. 000-24539)

*****	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 (File No. 000-24539)

******	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 000-24539)

*******	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (File No. 000-24539)

********	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated August 8, 2000 (File No. 000-24539)

*********	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (File No. 000-24539)

(b) Reports on Form 8-K.

None.

Signatures

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

/s/ HARVEY J. WILSON Harvey J. Wilson	Chief Executive Officer, (Principal Executive Officer), Director	March 25, 2002

/s/ ROBERT J. COLLETTI Robert J. Colletti	Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	March 25, 2002

/s/ STEVEN A. DENNING Steven A. Denning	Director	March 25, 2002

/s/ G. FRED DIBONA G. Fred Dibona	Director	March 25, 2002

/s/ EUGENE V. FIFE Eugene V. Fife	Director	March 25, 2002

/s/ BRADEN KELLY Braden Kelly	Director	March 25, 2002

/s/ JAY B. PIEPER Jay B. Pieper	Director	March 25, 2002