Form 10-Q
period 2002-03-31
ECLIPSYS CORP
filed 2002-05-13
CIK 1034088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

COMMISSION FILE NUMBER: 000-24539

ECLIPSYS CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE (State of Incorporation)	65-0632092 (IRS Employer Identification Number)

1750 Clint Moore Road
Boca Raton, Florida
33487
(Address of principal executive offices)

(561)-322-4321
(Telephone number of registrant)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing for the past 90 days. Yes ☑ No

         Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Shares outstanding as of May 6, 2002

Common Stock, $.01 par value	44,633,645

ECLIPSYS CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2002

INDEX

PART I	Financial Information

Item 1.	Condensed Consolidated Balance Sheets (unaudited) — As of March 31, 2002 and December 31, 2001

Condensed Consolidated Statements of Operations (unaudited) — For the Three Months ended March 31, 2002 and 2001

Condensed Consolidated Statements of Cash Flows (unaudited) — For the Three Months ended March 31, 2002 and 2001

Notes to Condensed Consolidated Financial Statements (unaudited)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

PART II	Other Information

Item 4.	Submission of Matters to a Vote of Security Holders

Item 6.	Exhibits and Reports on Form 8-K

PART I.

ITEM 1.

ECLIPSYS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
AS OF MARCH 31, 2002 AND DECEMBER 31, 2001
(IN THOUSANDS)

	MARCH 31, 2002	DECEMBER 31, 2001

ASSETS

Current assets:

Cash and cash equivalents	$114,253	$168,942

Marketable securities	60,257	—

Accounts receivable, net	68,032	66,094

Inventory	414	667

Other current assets	15,342	18,424

Total current assets	258,298	254,127

Property and equipment, net	24,399	21,675

Capitalized software development costs, net	14,488	13,831

Acquired technology, net	1,314	3,345

Intangible assets, net	454	628

Other assets	6,982	6,888

TOTAL ASSETS	$305,935	$300,494

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Deferred revenue	$59,290	$56,428

Other current liabilities	20,202	22,748

Total current liabilities	79,492	79,176

Deferred revenue	1,174	2,418

Other long-term liabilities	743	699

Stockholders’ equity:

Common stock	445	444

Unearned stock compensation	—	(32)

Additional paid-in capital	401,519	400,242

Accumulated deficit	(176,742)	(182,051)

Accumulated other comprehensive loss	(696)	(402)

Total stockholders’ equity	224,526	218,201

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$305,935	$300,494

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ECLIPSYS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

	THREE MONTHS ENDED
	MARCH 31,

	2002	2001

REVENUES

Systems and services	$56,548	$51,760

Hardware	5,689	2,911

TOTAL REVENUES	62,237	54,671

COSTS AND EXPENSES

Cost of systems and services revenues	26,697	30,813

Cost of hardware revenues	4,612	2,283

Sales and marketing	11,348	10,643

Research and development	10,239	9,363

General and administrative	2,534	2,347

Depreciation and amortization	2,442	3,802

TOTAL COSTS AND EXPENSES	57,872	59,251

INCOME (LOSS) FROM OPERATIONS	4,365	(4,580)

Interest income, net	1,109	1,404

INCOME (LOSS) BEFORE INCOME TAXES	5,474	(3,176)

Provision for income taxes	165	—

NET INCOME (LOSS)	$5,309	$(3,176)

BASIC NET INCOME (LOSS) PER COMMON SHARE	$0.12	$(0.08)

DILUTED NET INCOME (LOSS) PER COMMON SHARE	$0.11	$(0.08)

BASIC WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	44,498	41,295

DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	46,938	41,295

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ECLIPSYS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
(IN THOUSANDS)

	THREE MONTHS ENDED
	MARCH 31,

	2002	2001

OPERATING ACTIVITIES

Net Income (Loss)	$5,309	$(3,176)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Depreciation and amortization	5,805	9,690

Provision for bad debts	150	600

Stock compensation expense	32	36

Changes in operating assets and liabilities:

Accounts receivable	(2,712)	(472)

Inventory	253	602

Other current assets	3,082	237

Other assets	(547)	(1,011)

Deferred revenue	1,620	5,716

Other current liabilities	(2,548)	(6,862)

Other liabilities	44	(220)

Total adjustments to reconcile net income (loss) to net cash provided by operating activities	5,179	8,316

NET CASH PROVIDED BY OPERATING ACTIVITIES	10,488	5,140

INVESTING ACTIVITIES

Purchase of property and equipment	(3,915)	(4,544)

Purchase of marketable securities	(60,551)	—

Capitalized software development costs	(1,989)	(1,702)

NET CASH USED IN INVESTING ACTIVITIES	(66,455)	(6,246)

FINANCING ACTIVITIES

Issuance of common stock in public offering	—	123,231

Payments on borrowings	—	(1,491)

Exercise of stock options	694	3,431

Employee stock purchase plan	584	567

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,278	125,738

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	—	(73)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(54,689)	124,559

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	168,942	20,799

CASH AND CASH EQUIVALENTS, END OF PERIOD	$114,253	$145,358

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

         Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K filed March 25, 2002.

2.	MARKETABLE SECURITIES

         Marketable securities consist of funds that are highly liquid and are classified as available-for-sale. Marketable securities are recorded at fair value and unrealized gains and losses are recorded as a component of other comprehensive income.

3.	ACCOUNTS RECEIVABLE

         The non-current portion of unbilled accounts receivable was $1.6 million and $1.8 million as of March 31, 2002 and December 31, 2001, respectively, and is included in other assets in the accompanying condensed consolidated balance sheets.

         Accounts receivable was composed of the following as of:

	March 31,	December 31,
	2002	2001

	(in thousands)
Accounts Receivable:

Unbilled accounts receivable related to long-term contracts (current portion)	$2,276	$3,212

Other unbilled accounts receivable	8,555	6,768

Total unbilled accounts receivable	10,831	9,980

Billed accounts receivable, net	57,201	56,114

Total accounts receivable, net	$68,032	$66,094

4.	OTHER COMPREHENSIVE INCOME

         The components of comprehensive income (loss) were as follows (in thousands):

	Three Months Ended
	March 31,

	2002	2001

Net income (loss)	$5,309	$(3,176)

Unrealized loss on available-for-sale marketable securities arising during the period	(294)	—

Foreign currency translation adjustment	—	(73)

Total comprehensive income (loss)	$5,015	$(3,249)

5.	PUBLIC OFFERING

         During the quarter ended March 31, 2001, the Company completed a follow-on public offering for 5,750,000 shares of its common stock. Net proceeds from the offering were approximately $123.2 million.

6.	NEW ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standard Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and other Intangibles.” Under this new standard the FASB eliminated amortization of goodwill and created indefinite life intangible assets and established new impairment measurement procedures for goodwill. In accordance with SFAS 142, amortization of goodwill is no longer amortized, but instead tested for impairment at least annually. There was no impairment of goodwill upon adoption of SFAS 142 and amortization ceased as of January 1, 2002, leaving a recorded balance of $454,000 for goodwill as of December 31, 2001 and March 31, 2002. The effect of adopting SFAS 142 was to reduce depreciation and amortization expense by $227,000 for the quarter ended March 31, 2002. Net income and earnings per share for the three months ended March 31, 2001 adjusted to exclude amortization expense is as follows:

Three Months Ended
March 31, 2001
(in thousands, except earnings per share)

Net income:

Reported net loss	$(3,176)

Goodwill amortization	1,244

Adjusted net loss	$(1,932)

Basic and diluted loss per share:

Reported loss per share	$(0.08)

Goodwill amortization	0.03

Adjusted loss per share	$(0.05)

         In October of 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which is effective for fiscal years beginning after December 15, 2001. This statement supercedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” However, it retains the fundamental provisions of SFAS 121 for the recognition and measurement of the impairment of long-lived assets to be held and used and the measurement of long-lived assets to be disposed of by sale. Impairment on Goodwill is not included in the scope of SFAS 144 and will be treated in accordance with the accounting standards established in SFAS 142. According to SFAS 144, long-lived assets are measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing or discontinued operations. The statement applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, “Reporting the Results of Unusual and Infrequently Occurring Events and Transactions,” for the disposal of segments of a business. The adoption of SFAS 144 has had no impact on the Company’s financial position or results of operations.

7.	AMENDMENT TO STOCK OPTION PLANS

         At the Annual Meeting of Stockholders of the Company held on May 8, 2002, the shareholders voted to approve the amendment and restatement of the Company’s 2000 Stock Incentive Plan, the 1999 Stock Incentive Plan, the 1998 Stock Incentive Plan, and the Amended and Restated 1998 Employee Stock Purchase Plan to reflect an increase in the number of shares of Voting Common Stock authorized for issuance under all the Company’s stock plans (the 2000 Stock Incentive Plan, the 1999 Stock Incentive Plan, the Amended and Restated Employee Stock Purchase Plan, the 1998 Stock Incentive Plan and the 1996 Stock Plan) from 12,000,000 to 15,000,000.

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

         We maintain decentralized sales and customer support teams in each of our six North American regions to provide direct, sustained customer contact. We market our solutions primarily to large healthcare organizations, particularly academic medical centers. We have one or more of our products installed or being installed in over 1,500 facilities worldwide. Of 2,800 U.S. hospitals with over 200 beds, more than 50% are Eclipsys customers. Of the 16 top-ranked hospitals in the July 23, 2001 issue of U.S. News & World Report, all 16 use one or more of our products. Additionally, of the 50 largest integrated delivery networks, 37, or 74%, use one or more of Eclipsys’ products.

RESULTS OF OPERATIONS

         Total revenues for the quarter ended March 31, 2002 increased approximately $7.5 million, or 13.7%, to $62.2 million, from $54.7 million for the same period in 2001. Systems and services revenues increased approximately $4.7 million, or 9.1%, to $56.5 million for the quarter ended March 31, 2002, from $51.8 million for the same period in 2001. The increase in systems and services revenues was primarily attributable to revenues generated under our comprehensive solutions offerings, which we began to offer in 2000, and other new contracted business. The comprehensive offerings may bundle software license fees (including the right to future products) within the applicable suite, implementation, maintenance, outsourcing, remote hosting, networking services and other related services into comprehensive contracts that generally provide for monthly or annual payments over the term of the contracts. Revenues under these arrangements are recognized on a monthly basis over the term of the contract, which typically ranges from seven to ten years. The increase in revenues was also contributed to by improvements we made in our product delivery area, which includes research and development, implementation and customer support. These functions were consolidated under one management team to help improve all aspects of the product delivery cycle. Significant investments were made in this area to standardize the development, implementation and ongoing support of our products. These investments among other things have helped shorten the product development and implementation cycles while improving quality in each area. Additionally, we continue to gain market acceptance of our products. Our flagship product, Sunrise Clinical Manager, which was generally released in 1999, continues to gain market acceptance and has received strong ratings by independent market research firms. We also have seen increased activity in the revenue management area as hospitals have begun to replace legacy systems. Finally, outside organizations, including the Institute of Medicine, the Leapfrog Group and various state and local governments have begun to influence the industry with respect to patient safety initiatives.

         Hardware revenues increased $2.8 million, or 96.6%, to $5.7 million for the quarter ended March 31, 2002, from $2.9 million for the same period in 2001. The increase in hardware revenues was primarily due to increased shipments under contracts entered into in the last twelve months.

         Cost of systems and services revenues decreased $4.1 million, or 13.3%, to $26.7 million, or 47.3% of systems and services revenues, for the quarter ended March 31, 2002, compared to $30.8 million, or 59.5% of systems and services revenues, for the same period in 2001. These costs decreased primarily from lower amortization of acquisition related acquired technology and network services assets that amounted to $2.0 million for the quarter ended March 31, 2002, compared to $4.7 million for the same period in 2001. Another factor contributing to the decrease were certain expense reduction initiatives undertaken related to telecommunications, outside consulting and data center related costs. These cost savings were partially offset by higher software royalties and associated higher license fee revenue. Also higher was amortization of capitalized software development costs that amounted to $1.3 million for the quarter ended March 31, 2002, compared to $1.1 million for the same period in 2001. This increase was due to certain products becoming available for general release.

         Cost of hardware revenues increased $2.3 million, or 100.0%, to $4.6 million, or 80.7% of hardware revenues, for the quarter ended March 31, 2002, compared to $2.3 million, or 79.3% of hardware revenues, for the same period in 2001. The increase in cost of hardware revenues was directly attributable to higher hardware revenues and somewhat lower margins due to pricing pressure in the hardware sector.

         Sales and marketing expenses increased $0.7 million, or 6.6%, to $11.3 million, or 18.2% of total revenues, for the quarter ended March 31, 2002, from $10.6 million, or 19.4% of total revenues, for the same period in 2001. The increase in sales and marketing expenses was primarily due to an increased number of marketing events held in the first quarter of 2002. Additionally, during the fourth quarter of 2001, we initiated a program to significantly increase the size of our sales and marketing organization. This program is expected to be completed by the end of 2002 and will result in higher expenses. The program was implemented to increase the sales presence of our sales organization and enhance the market awareness of our company and its products and services.

         Research and development expenses increased approximately $0.8 million, or 8.5%, to $10.2 million, or 16.4% of total revenues, for the quarter ended March 31, 2002, compared to $9.4 million, or 17.2% of total revenues, for the same period in 2001. The increase in research and development expenses was due primarily to a program we implemented in the fourth quarter of 2001. This program accelerates the development of our products with respect to our SunriseXAtm initiative, which among other things, will migrate our products onto the Microsoft.NET platform. This initiative is expected to be substantially completed within the next 15 months and to result in higher expenses over this period. The percentage of research and development expenditures capitalized for the quarter ended March 31, 2002 was 16.3%, compared to 15.4% for the same period in 2001. Research and development expenses that were capitalized amounted to $2.0 million and $1.7 million for the quarters ended March 31, 2002 and 2001, respectively.

         General and administrative expenses increased approximately $0.2 million, or 8.7%, to $2.5 million, or 4.0% of total revenues, for the quarter ended March 31, 2002, compared to $2.3 million, or 4.2% of total revenues, for the same period in 2001. The increase in general and administrative expenses was in large part due to the relocation of our corporate offices to Boca Raton, Florida.

         Depreciation and amortization decreased $1.4 million, or 36.8%, to $2.4 million, or 3.9% of total revenues, for the quarter ended March 31, 2002, from $3.8 million, or 6.9% of total revenues, for the same period in 2001. The decrease was primarily the result of the complete amortization of certain intangibles, which became fully amortized during the fourth quarter of 2001, as well as the adoption of SFAS 142, which eliminated the amortization of goodwill, partially offset by higher depreciation of fixed assets purchased during 2001. For the quarter ended March 31, 2002 and 2001, respectively, we recorded acquisition related amortization of $2.1 million and $6.5 million.

         Interest income decreased $0.3 million to $1.1 million for the quarter ended March 31, 2002, from $1.4 million for the same period in 2001. This decrease was due to a significant decline in interest rates partially offset by higher balances of cash and marketable securities. Cash and marketable securities increased primarily due to the public offering in January 2001, as well as cash generated from operations.

         As a result of these factors, we had net income of $5.3 million for the quarter ended March 31, 2002, compared to a net loss of $3.2 million for the same period in 2001.

LIQUIDITY AND CAPITAL RESOURCES

         During the quarter ended March 31, 2002, operations provided $10.5 million of cash. Investing activities used $66.5 million of cash, of which $60.6 million was for the purchase of marketable securities, $3.9 million was for the purchase of fixed assets and $2.0 million was for the funding of development costs. Financing activities provided $1.3 million of cash, as a result of the exercise of stock options and the purchase of common stock under our employee stock purchase plan.

         As of March 31, 2002, our principal source of liquidity is our combined cash and marketable securities balance of $174.5 million. Our future capital requirements will depend upon a number of factors, including the rate of growth of our sales and the timing and level of research and development activities. As of March 31, 2002, we did not have any material commitments for capital expenditures. We believe that our available cash and cash equivalents and anticipated cash generated from our future operations will be sufficient to meet our operating requirements for at least the next 12 months.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We do not currently use derivative financial instruments. We generally buy investments that are highly liquid. Based upon the nature of our investments, we do not expect any material loss from our investments.

         Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities that have seen a decline in market value due to changes in interest rates. The following table illustrates potential fluctuation in annualized interest income based upon hypothetical values for blended interest rates and cash and marketable securities account balances.

Annualized interest income based upon hypothetical values for cash and marketable securities combined balances and interest rates:*

	Combined cash and cash equivalents
Hypothetical	and marketable securities balances
Blended
Interest Rate	$150,000,000	$170,000,000	$190,000,000

1.5%	$2,250,000	$2,550,000	$2,850,000

2.0%	3,000,000	3,400,000	3,800,000

2.5%	3,750,000	4,250,000	4,750,000

3.0%	4,500,000	5,100,000	5,700,000

3.5%	5,250,000	5,950,000	6,650,000

4.0%	6,000,000	6,800,000	7,600,000

*	(This sensitivity analysis is not a forecast of future interest income.)

         The Company accounts for cash equivalents and marketable securities in accordance with SFAS No. 115. “Accounting for Certain Investments in Debt and Equity Securities.” Cash equivalents are short-term highly liquid investments with original maturity dates of three months or less. Cash equivalents are carried at cost, which approximates fair market value. Marketable securities consist of funds that are highly liquid and are classified as available-for-sale. Marketable securities are recorded at fair value and unrealized gains and losses are recorded as a component of other comprehensive income.

         We do not currently enter into foreign currency hedge transactions. Through March 31, 2002, foreign currency fluctuations have not had a material impact on our financial position or results of operations.

PART II.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Annual Meeting of Stockholders of the Company held on May 8, 2002, the shareholders voted upon three proposals. They consisted of (i) the election of two Class I directors for a three-year period (“Proposal One”); (ii) the amendment and restatement of the Company's 2000 Stock Incentive Plan, the 1999 Stock Incentive Plan, the 1998 Stock Incentive Plan, and the Amended and Restated 1998 Employee Stock Purchase Plan to reflect an increase in the number of shares of Voting Common Stock authorized for issuance under all the Company's stock plans (the 2000 Stock Incentive Plan, the 1999 Stock Incentive Plan, the Amended and Restated 1998 Employee Stock Purchase Plan, the 1998 Stock Incentive Plan and the 1996 Stock Plan) from 12,000,000 to 15,000,000 (“Proposal Two”); and (iii) the ratification of the selection of PricewaterhouseCoopers LLP by the Board of Directors as the Company’s independent auditors for the current fiscal year.

         The outcome of the voting on Proposal One was as follows:

Nominee	For	Withheld

Eugene V. Fife	39,783,673	991,034

Braden R. Kelly	39,782,562	992,145

         The outcome of the voting on Proposal Two was as follows:

For	24,535,895

Against	9,349,804

Abstain	221,890

Non-Vote	6,667,118

         The outcome of the voting on Proposal Three was as follows:

For	40,107,734

Against	658,993

Abstain	7,980

Non-Vote	—

         The Company’s Proxy Statement filed pursuant to Section 14 of the Securities and Exchange Act contains a detailed discussion of the proposals that the shareholders were asked to vote upon.

         In addition to the directors elected above, the other members of the Company’s board of directors include:

Name	Director Class

Jay B. Pieper	Class II
Steven A. Denning	Class II
Harvey J. Wilson	Class III
G. Fred Dibona	Class III

         The terms for Class II and Class III directors end at the Annual Meeting of Shareholders of the Company, to be held in 2003 and 2004, respectively.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits: See Index to exhibits.

         (b)  Reports on Form 8-K:

(1) No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended March 31, 2002.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ECLIPSYS CORPORATION

Date: May 13, 2002	/s/ Robert J. Colletti

Robert J. Colletti Senior Vice President and Chief Financial Officer

ECLIPSYS CORPORATION
EXHIBIT INDEX

EXHIBIT
NO.	DESCRIPTION

None