Form 10-Q
period 2002-06-30
ECLIPSYS CORP
filed 2002-08-13
CIK 1034088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

__________________

FORM 10-Q

__________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

COMMISSION FILE NUMBER: 000-24539

ECLIPSYS CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	65-0632092
(State of Incorporation)	(IRS Employer Identification Number)

1750 Clint Moore Road
Boca Raton, Florida
33487
(Address of principal executive offices)

561-322-4321
(Telephone number of registrant)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing for the past 90 days. Yes [X]   No [  ]

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Shares outstanding as of August 6, 2002

Common Stock, $.01 par value	44,778,081

ECLIPSYS CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2002

PART I.

ITEM 1.

ECLIPSYS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(IN THOUSANDS)

	JUNE 30, 2002	DECEMBER 31, 2001

ASSETS
Current assets:
Cash and cash equivalents	$120,277	$168,942
Marketable securities	60,974	—
Accounts receivable, net	57,556	66,094
Inventory	581	667
Other current assets	14,147	18,424

Total current assets	253,535	254,127
Property and equipment, net	25,846	21,675
Capitalized software development costs, net	15,255	13,831
Acquired technology, net	858	3,345
Intangible assets, net	454	628
Other assets	7,599	6,888

TOTAL ASSETS	$303,547	$300,494

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Deferred revenue	$57,424	$56,428
Other current liabilities	21,911	22,748

Total current liabilities	79,335	79,176
Deferred revenue	871	2,418
Other long-term liabilities	320	699
Stockholders’ equity:
Common stock	447	444
Unearned stock compensation	—	(32)
Additional paid-in capital	402,948	400,242
Accumulated deficit	(179,788)	(182,051)
Accumulated other comprehensive loss	(586)	(402)

Total stockholders’ equity	223,021	218,201

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$303,547	$300,494

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ECLIPSYS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,

	2002	2001	2002	2001

REVENUES
Systems and services	$51,732	$56,021	$108,862	$108,460
Hardware	2,520	3,974	8,209	6,885

TOTAL REVENUES	54,252	59,995	117,071	115,345
COSTS AND EXPENSES
Cost of systems and services revenues	28,424	31,046	56,155	62,823
Cost of hardware revenues	2,202	3,310	6,813	5,594
Sales and marketing	11,856	10,501	23,205	21,144
Research and development	11,216	9,212	21,455	18,575
General and administrative	2,724	3,049	5,258	5,396
Depreciation and amortization	2,043	3,529	4,032	7,046
Transaction costs	—	(472)	—	(472)

TOTAL COSTS AND EXPENSES	58,465	60,175	116,918	120,106

(LOSS) INCOME FROM OPERATIONS	(4,213)	(180)	153	(4,761)
Interest income, net	1,166	1,671	2,275	3,076

(LOSS) INCOME BEFORE INCOME TAXES	(3,047)	1,491	2,428	(1,685)
Provision for income taxes	—	—	165	—

NET (LOSS) INCOME	$(3,047)	$1,491	$2,263	$(1,685)

BASIC NET (LOSS) INCOME PER COMMON SHARE	$(0.07)	$0.03	$0.05	$(0.04)

DILUTED NET (LOSS) INCOME PER COMMON SHARE	$(0.07)	$0.03	$0.05	$(0.04)

BASIC WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	44,628	43,339	44,563	42,322

DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	44,628	47,381	46,853	42,322

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ECLIPSYS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(IN THOUSANDS)

	SIX MONTHS ENDED
	JUNE 30,

	2002	2001

OPERATING ACTIVITIES
Net income (loss)	$2,263	$(1,685)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	10,154	18,892
Provision for bad debts and discounts	500	1,835
Stock compensation expense	32	72
Changes in operating assets and liabilities:
Accounts receivable	7,414	(2,828)
Inventory	86	149
Other current assets	4,276	(1,389)
Other assets	(1,556)	(1,963)
Deferred revenue	(550)	4,542
Other current liabilities	(838)	(5,261)
Other liabilities	(379)	(272)

Total adjustments to reconcile net income (loss) to net cash provided by operating activities	19,139	13,777

NET CASH PROVIDED BY OPERATING ACTIVITIES	21,402	12,092

INVESTING ACTIVITIES
Purchase of property and equipment	(7,405)	(8,016)
Purchase of marketable securities	(61,178)	(50,135)
Capitalized software development costs	(4,214)	(3,381)

NET CASH USED IN INVESTING ACTIVITIES	(72,797)	(61,532)

FINANCING ACTIVITIES
Issuance of common stock in public offering	—	123,231
Payments on borrowings	—	(1,491)
Exercise of stock options	1,450	5,097
Employee stock purchase plan	1,259	1,239

NET CASH PROVIDED BY FINANCING ACTIVITIES	2,709	128,076

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	21	(79)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(48,665)	78,557
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	168,942	20,799

CASH AND CASH EQUIVALENTS, END OF PERIOD	$120,277	$99,356

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ECLIPSYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.     BASIS OF PRESENTATION

     The condensed consolidated financial statements include all adjustments that, in the opinion of management, are necessary for a fair presentation of the results for the periods presented. All such adjustments are considered of a normal recurring nature. Quarterly results of operations are not necessarily indicative of annual results. Certain prior period amounts have been reclassified to conform to the 2002 presentation (See note 7). The Company manages its business as one reporting segment.

     Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K filed March 25, 2002.

2.     MARKETABLE SECURITIES

     Marketable securities consist of funds that are highly liquid and are classified as available-for-sale. Marketable securities are recorded at fair value, and unrealized gains and losses are recorded as a component of other comprehensive income.

3.     ACCOUNTS RECEIVABLE

     The non-current portion of unbilled accounts receivable was $1.7 million and $1.8 million as of June 30, 2002 and December 31, 2001, respectively, and is included in other assets in the accompanying condensed consolidated balance sheets.

     Accounts receivable was comprised of the following as of:

	June 30,	December 31,
	2002	2001

	(in thousands)
Accounts Receivable:
Unbilled accounts receivable related to long-term contracts (current portion)	$2,142	$3,212
Other unbilled accounts receivable, net	4,228	6,768

Total unbilled accounts receivable, net	6,370	9,980
Billed accounts receivable, net	51,186	56,114

Total accounts receivable, net	$57,556	$66,094

4.     OTHER COMPREHENSIVE INCOME

     The components of other comprehensive (loss) income were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Net (loss) income	$(3,047)	$1,491	$2,263	$(1,685)
Unrealized gain (loss) on available-for-sale marketable securities arising during the period	89	(98)	(205)	(98)
Foreign currency translation adjustment	21	(6)	21	(79)

Total comprehensive (loss) income	$(2,937)	$1,387	$2,079	$(1,862)

5.     LEGAL ACTION

     In July 2002, our company and three of its officers (Messrs. Colletti, Patton and Wilson) were named in four complaints filed by shareholders in the United States District Court, Southern District of Florida, West Palm Beach Division. The complaints allege that our company and the named officers violated federal securities laws. We believe that the actions are without merit, and intend to conduct a vigorous defense against these allegations.

6.     PUBLIC OFFERING

     During the quarter ended March 31, 2001, the Company completed a follow-on public offering for 5,750,000 shares of its common stock. Net proceeds from the offering were approximately $123.2 million.

7.     RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and other Intangible Assets.” Under this new standard, the FASB eliminated amortization of goodwill and created indefinite life intangible assets and established new impairment measurement procedures for goodwill. In accordance with SFAS 142, goodwill is no longer amortized, but instead tested for impairment at least once annually. There was no impairment of goodwill upon adoption of SFAS 142, and amortization ceased as of January 1, 2002, leaving a recorded balance of $454,000 for goodwill as of December 31, 2001 and June 30, 2002. The effect of adopting SFAS 142 was to reduce depreciation and amortization expense by $227,000 and $454,000 for the three and six months ended June 30, 2002, respectively. Net income and earnings per share for the three and six months ended June 30, 2001 adjusted to exclude amortization expense is as follows:

	Three Months Ended	Six Months Ended
	June 30, 2001	June 30, 2001

	(in thousands, except earnings per share)
Net income:
Reported net income (loss)	$1,491	$(1,685)
Goodwill amortization	1,244	2,488

Adjusted net income (loss)	$2,735	$803

Basic and diluted net income (loss) per share:
Reported net income (loss) per share	$0.03	$(0.04)
Goodwill amortization	0.03	0.06

Adjusted basic and diluted net income per share	$0.06	$0.02

     As of June 30, 2002, the Company had the following balances for acquired technology and other intangible assets (in thousands):

	Gross Carrying	Accumulated
	Amount	Amortization	Net Balance

Amortized intangible assets:
Acquired technology	$95,795	$94,937	$858
Customer base	$10,690	$10,690	$—
Unamortized intangible assets:
Goodwill			$454

     Amortization of acquired technology and customer base for the three and six months ended June 30, 2002 was $400,000 and $2,547,000, respectively. The estimated amortization expense for the next five fiscal years is as follows (in thousands):

For year ending 12/31/02	$3,252
For year ending 12/31/03	267
Thereafter	—

Total	$3,519

     In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which is effective for fiscal years beginning after December 15, 2001. This statement supercedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” However, it retains the fundamental provisions of SFAS 121 for the recognition and measurement of the impairment of long-lived assets to be held and used and the measurement of long-lived assets to be disposed of by sale. Impairment of goodwill is not included in the scope of SFAS 144 and will be treated in accordance with the accounting standards established in SFAS 142. According to SFAS 144, long-lived assets are measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing or discontinued operations. The statement applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, “Reporting the Results of Unusual and Infrequently Occurring Events and Transactions,” for the disposal of segments of a business. The adoption of SFAS 144 has had no impact on the Company’s financial position or results of operations.

     In November 2001, the FASB’s Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue 01-09, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products,” which is a codification of EITF 00-14, 00-22 and 00-25. This issue presumes that consideration from a vendor to a customer or reseller of the vendor’s products is a reduction in the selling prices of the vendor’s product and, therefore, should be characterized as a reduction of revenue when recognized in the vendor’s income statement and could lead to negative revenue under certain circumstances. Revenue reduction is required unless the consideration related to a separate identifiable benefit and the benefit’s fair value can be established. The Company adopted EITF 01-09 effective January 1, 2002, and it did not have a material impact on the consolidated financial statements.

     In January 2002, the EITF reached a consensus on EITF Issue 01-14, “Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred.” This consensus requires that reimbursements received for out-of-pocket expenses incurred be characterized as revenue in the income statement. The Company adopted EITF 01-14 effective January 1, 2002 and has made the appropriate reclassifications as required by EITF 01-14. The effect of adopting EITF 01-14 was to increase revenues and expenses by the following identical amounts (in thousands).

	2002	2001

Three months ended June 30,	$770	$795
Six months ended June 30,	$1,352	$1,474

     In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred. It nullifies the guidance in EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” Under EITF Issue No. 94-3, an entity recognized a liability for an exit cost on the date that the entity committed itself to an exit plan. In SFAS 146, the Board acknowledges that an entity’s commitment to a plan does not, by itself, create a present obligation to other parties that meets the definition of a liability. SFAS 146 also establishes that fair value is the objective for the initial measurement of the liability. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect the adoption of SFAS 146 to have a significant impact on the Company’s financial position or results of operations.

8.     AMENDMENT TO STOCK OPTION PLANS

     At the Annual Meeting of Stockholders of the Company held on May 8, 2002, the shareholders voted to approve the amendment and restatement of the Company’s 2000 Stock Incentive Plan, 1999 Stock Incentive Plan, 1998 Stock Incentive Plan and Amended and Restated 1998 Employee Stock Purchase Plan to reflect an increase in the number of shares of Voting Common Stock authorized for issuance under all of the Company’s stock plans (the 2000 Stock Incentive Plan, the 1999 Stock Incentive Plan, the Amended and Restated Employee Stock Purchase Plan, the 1998 Stock Incentive Plan and the 1996 Stock Plan) from 12,000,000 to 15,000,000.

PART I.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

     This report contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “intends,” and similar expressions are intended to identify forward-looking statements. The important factors discussed under the caption “Risk Factors,” presented below, could cause actual results to differ materially from those indicated by forward-looking statements made herein. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

CRITICAL ACCOUNTING POLICIES

     We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States. Our significant accounting policies are discussed in detail in Note 2 to the consolidated financial statements contained in our Form 10-K, filed on March 25, 2002. Some of these accounting policies as discussed below require management to make estimates and assumptions about future events that could materially affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities.

     For contracts using which we recognize revenue using the percentage-of-completion method, revenues are recognized based upon the proportion of labor hours incurred in relation to the total labor hours estimated under the agreement. The percentage-of-completion method is used when management determines that services are essential to the functionality of the software sold. Determining factors for percentage-of-completion include the nature of services required and the provision for payments of software and services upon the achievement of implementation milestones. Under the percentage-of-completion method, revenue and profit are recognized throughout the term of the contract, based upon estimates of the total labor hours to be incurred and revenues to be generated throughout the term of the contract. Changes in estimates of total labor hours and the related effect on the timing of revenues and profits are recognized in the period in which they are determinable. Accordingly, changes in these estimates could occur and could have a material effect on our operating results in the period of change.

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

RESULTS OF OPERATIONS

     Total revenues decreased $5.7 million, or 9.6%, to $54.3 million for the quarter ended June 30, 2002, compared with $60.0 million for the second quarter of 2001. For the six months ended June 30, 2002, total revenues increased $1.7 million, or 1.5%, to $117.0 million, compared to $115.3 million for the same period in 2001. Systems and services revenues decreased $4.3 million, or 7.7%, to $51.7 million for the quarter ended June 30, 2002, compared with $56.0 million for the second quarter of 2001. This decrease was primarily a result of a shortfall in new contract signings and the corresponding lower software license fees in the second quarter of 2002. For the six months ended June 30, 2002, systems and services revenues increased $0.4 million, or 0.4%, to $108.9 million, compared to $108.5 million for the same period in 2001. The increase in systems and services revenues for the six months was primarily attributable to revenue generated under contracts signed during the last several quarters, partially offset by the previously mentioned new contract signings shortfall in the second quarter. During the past several quarters, due to capital pressures and other industry trends, we have been encountering proportionately more interest in our comprehensive solutions offerings. These comprehensive offerings may bundle software license fees (including the right to future products within the applicable suite), implementation, maintenance, outsourcing, remote hosting, networking services and other related services into comprehensive contracts that generally provide for monthly or annual payments over the term of the contracts. Revenues under these arrangements are generally recognized on a monthly basis over the term of the contract, which typically ranges from seven to ten years. In the event that we experience a higher percentage of new contracts under the comprehensive solutions contracting model, our operating results will reflect lower revenues and cash flows, compared to traditional licensing arrangements, during the initial portion of the contracts.

     Hardware revenues decreased $1.5 million, or 36.6%, to $2.5 million for the quarter ended June 30, 2002, compared with $4.0 million for the second quarter of 2001. The decrease during the second quarter was a result of lower hardware shipments compared to the second quarter in the prior year, primarily as a result of fewer contract signings. For the six months ended June 30, 2002, hardware revenues increased $1.3 million, or 19.2%, to $8.2 million, compared to $6.9 million for the same period in 2001. The increase in hardware revenues for the six months ended June 30, 2002 was primarily due to increased shipments under contracts entered into in recent quarters, partially offset by lower hardware shipments during the second quarter of 2002, compared to 2001.

     Cost of systems and services revenues decreased $2.6 million, or 8.4%, to $28.4 million, or 54.9% of systems and services revenues, for the quarter ended June 30, 2002, compared to $31.0 million, or 55.4% of systems and services revenues, for the second quarter of 2001. For the six months ended June 30, 2002, cost of systems and services revenues decreased approximately $6.6 million, or 10.6%, to $56.2 million, or 51.6% of systems and services revenues, compared to $62.8 million, or 57.9% of systems and services revenues, for the same period in 2001. These costs decreased primarily from lower amortization of acquisition related acquired technology and network services assets that amounted to $0.4 million and $2.4 million for the quarter and six months ended June 30, 2002, compared to $4.2 million and $8.9 million for the same periods in 2001. These cost savings were partially offset by higher amortization of capitalized software development costs that amounted to $1.5 million and $2.8 million for the quarter and six months ended June 30, 2002, compared to $1.1 million and $2.3 million for the same periods in 2001. The higher amortization was due to the Company releasing certain clinical products of its new SunriseXAtm product line during the first quarter of 2002. Another factor offsetting the decrease for the second quarter of 2002 was $0.8 million higher costs associated with delivering remote hosting and networking services revenues, as compared to the second quarter of 2001.

     Cost of hardware revenues decreased $1.1 million, or 33.5%, to $2.2 million for the quarter ended June 30, 2002, compared to $3.3 million for the same period in 2001. For the six months ended June 30, 2002, cost of hardware revenues increased $1.2 million, or 21.8%, to $6.8 million, or 83.0% of hardware revenues, compared to $5.6 million, or 81.2% of hardware revenues, for the same period in 2001. The fluctuations in the cost of hardware revenues for the quarter and six months ended June 30, 2002, as compared to the same periods in 2001, were directly attributable to the fluctuations in hardware revenues. Also, pricing pressure in the hardware sector resulted in lower margins associated with hardware revenues in 2002. This resulted in the cost of hardware revenues increasing to 87.4% of hardware revenues for the quarter ended June 30, 2002, compared to 83.3% of hardware revenues for the same period in 2001.

     Sales and marketing expenses increased $1.4 million, or 12.9%, to $11.9 million, or 21.9% of total revenues, for the quarter ended June 30, 2002, from $10.5 million, or 17.5% of total revenues, for the same period in 2001. For the six months ended June 30, 2002, sales and marketing expenses increased $2.1 million, or 9.7%, to $23.2 million, or 19.8% of total revenues, compared to $21.1 million, or 18.3% of total revenues, for the same period in 2001. The increase in sales and marketing expenses was primarily due to a program we initiated, during the fourth quarter of 2001, to significantly increase the size of our sales and marketing organization. This program is expected to be completed by the end of 2002 and will result in higher expenses. The program was implemented to increase the sales presence of our sales organization and enhance the market awareness of our company and its products and services. Additionally, there were an increased number of marketing events held in the first quarter of 2002, as compared to the same period in 2001.

     Research and development expenses increased approximately $2.0 million, or 21.8%, to $11.2 million, or 20.7% of total revenues, for the quarter ended June 30, 2002, compared to $9.2 million, or 15.4% of total revenues, for the same period in 2001. For the six months ended June 30, 2002, research and development expenses increased $2.9 million, or 15.5%, to $21.5 million, or 18.3% of total revenues, compared to $18.6 million, or 16.1% of total revenues, for the same period in 2001. The increase in research and development expenses was due primarily to a program we implemented in the fourth quarter of 2001. This program accelerates the development of our products with respect to our SunriseXA(TM) initiative, which, among other things, will migrate our products onto the Microsoft.NET platform. This initiative is expected to be substantially completed within the next 12 to 18 months and to result in continued heightened research and development expenses over this period. The percentage of research and development expenditures capitalized for the quarter ended June 30, 2002 was 16.6%, compared to 15.4% for the same period in 2001. Research and development expenses that were capitalized amounted to $2.2 million and $1.7 million for the quarters ended June 30, 2002 and 2001, respectively. The percentage of research and development expenditures capitalized for the six months ended June 30, 2002 was 16.4%, compared to 15.4% for the same period in 2001. Research and development expenses that were capitalized amounted to $4.2 million and $3.4 million for the six months ended June 30, 2002 and 2001, respectively.

     General and administrative expenses decreased approximately $0.3 million, or 10.7%, to $2.7 million, or 5.0% of total revenues, for the quarter ended June 30, 2002, compared to $3.0 million, or 5.1% of total revenues, for the same period in 2001. For the six months ended June 30, 2002, general and administrative expenses decreased $0.1 million, or 2.6%, to $5.3 million, or 4.5% of total revenues, compared to $5.4 million, or 4.7% of total revenues, for the same period in 2001. The decrease for the quarter was attributable to a bad debt provision recorded in the second quarter of 2001. For the six months ended June 30, 2002, this was partially offset by higher legal and insurance costs, as well as expenses related to the relocation of our corporate offices to Boca Raton, Florida.

     Depreciation and amortization decreased nearly $1.5 million, or 42.1%, to $2.0 million, or 3.8% of total revenues, for the quarter ended June 30, 2002, from $3.5 million, or 5.9% of total revenues, for the same period in 2001. For the six months ended June 30, 2002, depreciation and amortization expenses decreased $3.0 million, or 42.8%, to $4.0 million, or 3.4% of total revenues, compared to $7.0 million, or 6.1% of total revenues, for the same period in 2001. The decrease was primarily the result of the complete amortization of certain intangibles, which became fully amortized during the fourth quarter of 2001, as well as the adoption of SFAS 142, which eliminated the amortization of goodwill, partially offset by higher depreciation of fixed assets purchased during 2001. Included in depreciation and amortization for the quarter and six months ended June 30, 2002 were acquisition related amortization of $0.2 million. This compares to $1.8 million and $3.5 million, respectively, for the quarter and six months ended June 30, 2001.

     Transaction costs incurred during the quarter ended June 30, 2001 were ($0.5) million as the result of the completion of certain activities related to prior pooling of interest transactions which were completed for less than original estimates.

     Interest income decreased $0.5 million, or 30.2%, to $1.2 million for the quarter ended June 30, 2002, from $1.7 million for the same period in 2001. For the six months ended June 30, 2002, interest income decreased $0.8 million, or 26.0%, to $2.3 million, compared to $3.1 million for the same period in 2001. This decrease was due to a significant decline in interest rates partially offset by higher balances of cash and marketable securities. Cash and marketable securities increased primarily due to the public offering in January 2001, as well as cash generated from operations.

     During the first quarter of 2002, a provision for income taxes was recorded for $165,000. Based upon current estimates, no additional provision for income taxes was recorded during the second quarter of 2002.

     As a result of these factors, we had a net loss of $3.0 million for the quarter ended June 30, 2002, compared to net income of $1.5 million for the same period in 2001. For the six months ended June 30, 2002, net income was $2.3 million, compared to a net loss of $1.7 million for the same period in 2001.

LIQUIDITY AND CAPITAL RESOURCES

     During the six months ended June 30, 2002, operations provided $21.4 million of cash. Investing activities used $72.8 million of cash, of which $61.2 million was for the purchase of marketable securities, $7.4 million was for the purchase of fixed assets and $4.2 million was for the funding of development costs. Financing activities provided $2.7 million of cash, as a result of the exercise of stock options and the purchase of common stock under our employee stock purchase plan.

     As of June 30, 2002, our principal source of liquidity is our combined cash and marketable securities balance of $181.3 million. Our future capital requirements will depend upon a number of factors, including our sales volumes and the timing and level of research and development activities. As of June 30, 2002, we did not have any material commitments for capital expenditures. We believe that our available cash and cash equivalents and anticipated cash generated from our future operations will be sufficient to meet our operating requirements for at least the next 12 months.

RISK FACTORS

     There are a number of important factors that could affect our business and future operating results, including without limitation, the factors set forth below. The information contained in this report should be read in light of such factors. Any of the following factors could harm our business and future operating results.

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

The healthcare industry faces financial constraints that could adversely affect the demand for our products and services

     The healthcare industry has faced, and will likely continue to face, significant financial constraints. For example, the shift to managed healthcare in the 1990s put pressure on healthcare organizations to reduce costs, and the Balanced Budget Act of 1997 dramatically reduced Medicare reimbursements to healthcare organizations. Our solutions often involve a significant financial commitment by our customers, and, as a result, our ability to grow our business is largely dependent on our customers’ information technology budgets. To the extent healthcare information technology spending declines or increases more slowly than we anticipate, demand for our products would be adversely affected.

We have a history of operating losses, and we cannot predict future profitability

     We had a net loss of $3.0 million during the second quarter of 2002, and, prior to 2001, we incurred net losses in each year since our inception, including net losses of $126.3 million in 1997, $35.3 million in 1998, $9.4 million in 1999 and $34.0 million in 2000. Although we had net income in 2001, we had a loss from operations of $1.6 million. We may continue to incur net losses and cannot predict when or if we will be profitable in the future.

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

Potential regulation by the U.S. Food and Drug Administration of our products as medical devices could impose increased costs, delay the introduction of new products and hurt our business

     The U.S. Food and Drug Administration, or FDA, is likely to become increasingly active in regulating computer software intended for use in the healthcare setting. The FDA has increasingly focused on the regulation of computer products and computer-assisted products as medical devices under the federal Food, Drug and Cosmetic, or FDC Act. If the FDA chooses to regulate any of our products as medical devices, it can impose extensive requirements upon us, including the following:

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

     On August 22, 1996, former President Clinton signed the Health Insurance Portability and Accountability Act of 1996, or HIPAA. This legislation required the Secretary of Health and Human Services, or HHS, to adopt national standards for some types of electronic health information transactions and the data elements used in those transactions, to adopt standards to ensure the integrity and confidentiality of health information, and to establish a schedule for implementing national health data privacy legislation or regulations. In December 2000, HHS issued health data privacy regulations that will require health care providers, health plans and health care clearinghouses conducting electronic transactions to comply therewith by April 14, 2003. Among other things, these regulations will (i) restrict the use and disclosure of personally identifiable health information without the prior written permission of the patient; (ii) guarantee a patient’s right to be informed regarding how his or her personally identifiable information is used; (iii) provide patients with rights to access and amend their or obtain an accounting of disclosures concerning their personally identifiable information; and (iv) impose conditions on the disclosure of personally identifiable information to business associates of entities that maintain such information. In August 2002, HHS amended the final privacy rules, but did not extend the April 2003 compliance date.

     In addition, HHS has issued final rules that impose mandatory code sets and transaction standards for electronic health care transactions. These rules have a compliance date of October 16, 2002 (or October 16, 2003 for entities that obtain an extension by submitting a written compliance plan). HHS has also issued proposed rules for protecting the security of health care information, but has not yet finalized those requirements. Conversely, HHS has not as yet issued final rules on other topics under HIPAA, and has yet to issue proposed rules on additional topics. The final rules on such additional topics, if and when issued, may differ from the proposed rules. We cannot predict the potential impact that these future rules as finally approved may have on our business. In addition, other federal and/or state privacy legislation may be enacted at any time.

     These laws or regulations could restrict the ability of our customers to obtain, use or disseminate patient information. This could adversely affect demand for our products and force us to re-design our products in order to meet the requirements of any new regulations. We have included security features in our products that are intended to protect the privacy and integrity of patient data. Despite the existence of these security features, these products may be vulnerable to break-ins and similar disruptive problems that could jeopardize the security of information stored in and transmitted through the computer systems of our customers. We may need to expend significant capital, research and development and other resources to modify our products to address evolving data security and privacy issues.

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

If we fail to attract, motivate and retain highly qualified technical, marketing, sales and management personnel, our ability to execute our business strategy could be impaired

     Our success depends, in significant part, upon the continued services of our key technical, marketing, sales and management personnel and on our ability to continue to attract, motivate and retain highly qualified employees. Competition for these employees is intense. In addition, the process of recruiting personnel with the combination of skills and attributes required to execute our business strategy can be difficult, time-consuming and expensive. We believe that our ability to implement our strategic goals depends to a considerable degree on our senior management team. The loss of any member of that team could hurt our business.

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

We face litigation that could force us to pay significant damages and could distract our management team

     We and several of our executive officers are named as defendants in four shareholder derivative lawsuits alleging the violation of federal securities laws. Although we believe that these actions are without merit, we cannot assure you that they will not, if successful, require that we pay substantial damages. Regardless of the outcome of these matters, we might incur substantial defense costs and defending the actions may cause a diversion of management time and attention.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We do not currently use derivative financial instruments. We generally buy investments that are highly liquid. Based upon the nature of our investments, we do not expect any material loss from our investments.

     Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities that have seen a decline in market value due to changes in interest rates. The following table illustrates potential fluctuation in annualized interest income based upon hypothetical values for blended interest rates and cash and marketable securities account balances.

Annualized interest income based upon hypothetical values for cash and marketable securities combined balances and interest rates:*

	Combined cash and cash equivalents
	and marketable securities balances
Hypothetical
Interest Rate	$ 150,000,000	$ 170,000,000	$ 190,000,000

1.5%	$ 2,250,000	$ 2,550,000	$ 2,850,000
2.0%	3,000,000	3,400,000	3,800,000
2.5%	3,750,000	4,250,000	4,750,000
3.0%	4,500,000	5,100,000	5,700,000
3.5%	5,250,000	5,950,000	6,650,000
4.0%	6,000,000	6,800,000	7,600,000

*   (This sensitivity analysis is not a forecast of future interest income.)

     We account for cash equivalents and marketable securities in accordance with SFAS No. 115. “Accounting for Certain Investments in Debt and Equity Securities.” Cash equivalents are short-term highly liquid investments with original maturity dates of three months or less. Cash equivalents are carried at cost, which approximates fair market value. Marketable securities consist of funds that are highly liquid and are classified as available-for-sale. Marketable securities are recorded at fair value, and unrealized gains and losses are recorded as a component of other comprehensive income.

     We do not currently enter into foreign currency hedge transactions. Through June 30, 2002, foreign currency fluctuations have not had a material impact on our financial position or results of operations.

PART II.

ITEM 1. LEGAL PROCEEDINGS

     In July 2002, our company and three of its officers (Messrs. Colletti, Patton and Wilson) were named in four complaints filed by shareholders in the United States District Court, Southern District of Florida, West Palm Beach Division. The complaints allege that our company and the named officers violated federal securities laws. We believe that the actions are without merit, and intend to conduct a vigorous defense against these allegations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The results of voting by the shareholders, at the Annual Meeting of Shareholders of the Company, held May 8, 2002, were included in the Company’s Form 10-Q for the quarterly period ended March 31, 2002, filed on May 13, 2002 (File No. 001-16059).

ITEM 5. OTHER INFORMATION

     On July 15, 2002, Mr. Paul Ruflin joined the Company as its Chief Executive Officer and President. Under his employment arrangement with the Company, Mr. Ruflin will be paid a base annual salary of $750,000, and will be eligible to receive an incentive bonus of up to $250,000 under the Company’s Executive Compensation Program for senior executives. Mr. Ruflin also received a restricted–stock grant effective July 15, 2002 of 150,000 shares of the Company’s common stock subject to a five-year vesting schedule, plus an option to purchase 850,000 shares the Company’s common stock, with vesting over a five-year period. In the event that Mr. Ruflin’s employment is terminated other than for cause or on a voluntary basis, he is entitled to severance benefits equal to 18 months of his base pay, target bonus and benefits, together with the continued vesting of his restricted-stock and common stock options for twelve months from termination.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits: See Index to exhibits.

     (b)  Reports on Form 8-K:

(1) No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended June 30, 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ECLIPSYS CORPORATION

Date: August 13, 2002	/s/ Robert J. Colletti Robert J. Colletti Senior Vice President and Chief Financial Officer (Principal financial officer and duly authorized officer)

ECLIPSYS CORPORATION
EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

3.1 *	Third Amended and Restated Certificate of Incorporation, as amended
4.1**	Rights Agreement, dated July 26, 2000, by and between Eclipsys Corporation and Fleet National Bank, as Rights Agent
10.1	Amended and Restated 1998 Stock Incentive Plan
10.2	Amended and Restated 1999 Stock Incentive Plan
10.3	Amended and Restated 2000 Stock Incentive Plan
10.4	Second Amended and Restated 1998 Employee Stock Purchase Plan
10.5	Employment letter for Paul L. Ruflin, dated May 5, 2002
99.1	Certification Pursuant to 18 U.S.C. Section 1350

*	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (File No. 001-16059).

**	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 8, 2000 (File No. 000-24539).