Form 10-Q
period 2002-09-30
ECLIPSYS CORP
filed 2002-11-14
CIK 1034088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

COMMISSION FILE NUMBER: 000-24539

ECLIPSYS CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE (State of Incorporation)	65-0632092 (IRS Employer Identification Number)

1750 Clint Moore Road
Boca Raton, Florida
33487
(Address of principal executive offices)

561-322-4321
(Telephone number of registrant)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing for the past 90 days. Yes  [X]     No  [   ]

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Shares outstanding as of November 6, 2002

Common Stock, $.01 par value	44,935,329

ECLIPSYS CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2002

PART I.

ITEM 1.

ECLIPSYS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(IN THOUSANDS)

	SEPTEMBER 30, 2002	DECEMBER 31, 2001

ASSETS
Current assets:
Cash and cash equivalents	$139,785	$168,942
Marketable securities	41,663	—
Accounts receivable, net	50,798	66,094
Inventory	1,546	667
Other current assets	15,690	18,424

Total current assets	249,482	254,127

Property and equipment, net	25,916	21,675
Capitalized software development costs, net	15,954	13,831
Acquired technology, net	563	3,345
Intangible assets, net	454	628
Other assets	9,561	6,888

TOTAL ASSETS	$301,930	$300,494

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Deferred revenue	$67,349	$56,428
Other current liabilities	26,821	22,748

Total current liabilities	94,170	79,176

Deferred revenue	705	2,418
Other long-term liabilities	273	699
Stockholders’ equity:
Common stock	449	444
Unearned stock compensation	(1,077)	(32)
Additional paid-in capital	404,690	400,242
Accumulated deficit	(196,963)	(182,051)
Accumulated other comprehensive loss	(317)	(402)

Total stockholders’ equity	206,782	218,201

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$301,930	$300,494

     The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ECLIPSYS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,

	2002	2001	2002	2001

REVENUES
Systems and services	$44,521	$59,956	$153,383	$168,417
Hardware	3,028	3,140	11,237	10,025

TOTAL REVENUES	47,549	63,096	164,620	178,442
COSTS AND EXPENSES
Cost of systems and services revenues	30,924	31,899	87,047	94,723
Cost of hardware revenues	2,479	2,701	9,292	8,294
Sales and marketing	14,487	10,746	37,725	31,890
Research and development	12,129	9,248	33,584	27,823
General and administrative	3,218	2,465	8,476	7,862
Depreciation and amortization	2,218	3,670	6,250	10,716
Transaction costs	—	—	—	(472)

TOTAL COSTS AND EXPENSES	65,455	60,729	182,374	180,836

(LOSS) INCOME FROM OPERATIONS	(17,906)	2,367	(17,754)	(2,394)
Interest income, net	732	1,598	3,007	4,674

(LOSS) INCOME BEFORE INCOME TAXES	(17,174)	3,965	(14,747)	2,280
Provision for income taxes	—	—	165	—

NET (LOSS) INCOME	$(17,174)	$3,965	$(14,912)	$2,280

BASIC NET (LOSS) INCOME PER COMMON SHARE	$(0.38)	$0.09	$(0.33)	$0.05

DILUTED NET (LOSS) INCOME PER COMMON SHARE	$(0.38)	$0.08	$(0.33)	$0.05

BASIC WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	44,774	43,961	44,631	42,874

DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	44,774	47,640	44,631	46,833

     The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ECLIPSYS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(IN THOUSANDS)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,

	2002	2001	2002	2001

OPERATING ACTIVITIES
Net (loss) income	$(17,174)	$3,965	$(14,912)	$2,280
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	4,469	9,353	14,624	28,245
Provision for bad debts	1,305	1,025	1,805	2,860
Stock compensation expense	46	36	78	108
Changes in operating assets and liabilities:
Accounts receivable	5,453	(2,849)	12,867	(5,677)
Inventory	(965)	161	(879)	310
Other current assets	(1,542)	(3,546)	2,734	(4,935)
Other assets	(2,383)	(164)	(3,939)	(2,127)
Deferred revenue	9,759	1,299	9,209	5,841
Other current liabilities	4,909	(1,203)	4,071	(6,464)
Other liabilities	(47)	(112)	(426)	(384)

Total adjustments to reconcile net (loss) income to net cash provided by operating activities	21,004	4,000	40,144	17,777

NET CASH PROVIDED BY OPERATING ACTIVITIES	3,830	7,965	25,232	20,057

INVESTING ACTIVITIES
Purchase of property and equipment	(2,288)	(1,655)	(9,693)	(9,671)
Purchase of marketable securities, net	19,590	(581)	(41,588)	(50,716)
Capitalized software development costs	(2,235)	(1,692)	(6,449)	(5,073)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	15,067	(3,928)	(57,730)	(65,460)

FINANCING ACTIVITIES
Issuance of common stock in public offering	—	(16)	—	123,215
Payments on borrowings	—	—	—	(1,491)
Exercise of stock options	19	9,202	1,470	14,299
Employee stock purchase plan	602	559	1,860	1,798

NET CASH PROVIDED BY FINANCING ACTIVITIES	621	9,745	3,330	137,821

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(10)	(69)	11	(148)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	19,508	13,713	(29,157)	92,270
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	120,277	99,356	168,942	20,799

CASH AND CASH EQUIVALENTS, END OF PERIOD	$139,785	$113,069	$139,785	$113,069

     The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ECLIPSYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. BASIS OF PRESENTATION

     The condensed consolidated financial statements include all adjustments that, in the opinion of management, are necessary for a fair presentation of the results for the periods presented. All such adjustments are considered of a normal recurring nature. Quarterly results of operations are not necessarily indicative of annual results. Certain prior period amounts have been reclassified to conform to the 2002 presentation (Note 7). The Company manages its business as one reporting segment.

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

3. ACCOUNTS RECEIVABLE

     Accounts receivable was comprised of the following (in thousands):

	September 30,	December 31,
	2002	2001

Accounts Receivable:
Billed accounts receivable, net	$46,428	$56,114
Unbilled accounts receivable related to long-term contracts (current portion)	2,200	3,212
Other unbilled accounts receivable, net	2,170	6,768

Total unbilled accounts receivable, net	4,370	9,980

Total accounts receivable, net	$50,798	$66,094

     The non-current portion of unbilled accounts receivable is included in other assets and was $1.5 million and $1.8 million as of September 30, 2002 and December 31, 2001, respectively.

4. OTHER COMPREHENSIVE INCOME

     The components of other comprehensive (loss) income were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Net (loss) income	$(17,174)	$3,965	$(14,912)	$2,280
Reclassification adjustment for realized loss included in net earnings	447		447
Unrealized (loss) gain on available-for-sale marketable securities arising during the period	(169)	396	(373)	298
Foreign currency translation adjustment	(10)	(69)	11	(148)

Total comprehensive (loss) income	$(16,906)	$4,292	$(14,827)	$2,430

5. LEGAL ACTION

     From July through September 2002, the Company and three of its officers (Messrs. Colletti, Patton and Wilson) were named in seven complaints filed by purported shareholders of the Company in the United States District Court, Southern District of Florida, West Palm Beach Division (the “District Court”). Each complaint seeks certification as a class and monetary damages and alleges that the Company and the named officers violated federal securities laws. The Company believes that the actions are without merit, and intends to conduct a vigorous defense against these allegations.

6. PUBLIC OFFERING

     During the quarter ended March 31, 2001, the Company completed a follow-on public offering for 5,750,000 shares of its common stock. Net proceeds from the offering were approximately $123.2 million.

7. RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets.” Under this new standard, the FASB eliminated amortization of goodwill and created indefinite life intangible assets and established new impairment measurement procedures for goodwill. In accordance with SFAS 142, goodwill is no longer amortized, but instead tested for impairment at least once annually. There was no impairment of goodwill upon adoption of SFAS 142, and amortization ceased as of January 1, 2002, leaving a recorded balance of $454,000 for goodwill as of

December 31, 2001 and September 30, 2002. The effect of adopting SFAS 142 was to reduce depreciation and amortization expense by $0 and $454,000 for the three and nine months ended September 30, 2002, respectively. Net income and earnings per share for the three and nine months ended September 30, 2001 adjusted to exclude amortization expense is as follows (in thousands, except earnings per share):

	Three Months Ended	Nine Months Ended
	September 30, 2001	September 30, 2001

Net income:
Reported net income	$3,965	$2,280
Goodwill amortization	1,244	3,731

Adjusted net income	$5,209	$6,011

Basic and diluted net income per share:
Reported basic net income per share	$0.09	$0.05
Goodwill amortization	0.03	0.09

Adjusted basic net income per share	$0.12	$0.14

Reported diluted net income per share	$0.08	$0.05
Goodwill amortization	0.03	0.08

Adjusted diluted net income per share	$0.11	$0.13

     As of September 30, 2002, the Company had the following balances for acquired technology and intangible assets (in thousands):

	Gross Carrying	Accumulated
	Amount	Amortization	Net Balance

Amortized intangible assets:
Acquired technology	$95,795	$95,232	$563
Unamortized intangible assets:
Goodwill			$454

     Amortization of acquired technology and ongoing customer relationships for the three and nine months ended September 30, 2002 was $295,000 and $2,956,000, respectively. The ongoing customer relationships became fully amortized during the first quarter of 2002. The estimated amortization expense for the next five fiscal years is as follows (in thousands):

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

     In November 2001, the FASB’s Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue 01-09, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products,” which is a codification of EITF 00-14, 00-22 and 00-25. This issue presumes that consideration from a vendor to a customer or reseller of the vendor’s products is a reduction in the selling prices of the vendor’s product and, therefore, should be characterized as a reduction of revenue when recognized in the vendor’s income statement and could lead to negative revenue under certain circumstances. Revenue reduction is required unless the consideration related to a separate identifiable benefit and the benefit’s fair value can be established. The Company adopted EITF 01-09 effective January 1, 2002, and it had no impact on the Company’s financial position or results of operations.

     In January 2002, the EITF reached a consensus on EITF Issue 01-14, “Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred.” This consensus requires that reimbursements received for out-of-pocket expenses incurred be characterized as revenue in the income statement. The Company adopted EITF 01-14 effective January 1, 2002 and has made the appropriate reclassifications as required by EITF 01-14. The effect of adopting EITF 01-14 was to increase both revenues and expenses by the following amounts (in thousands):

	2002	2001

Three months ended September 30,	$811	$654
Nine months ended September 30,	$2,163	$2,128

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

8. STOCKHOLDERS’ EQUITY

     At the Annual Meeting of Stockholders of the Company held on May 8, 2002, the shareholders voted to approve the amendment and restatement of the Company’s 2000 Stock Incentive Plan, 1999 Stock Incentive Plan, 1998 Stock Incentive Plan and Amended and Restated 1998 Employee Stock Purchase Plan to reflect an increase in the number of shares of common stock authorized for issuance under all of the Company’s stock plans (the 2000 Stock Incentive Plan, the 1999 Stock Incentive Plan, the Amended and Restated Employee Stock Purchase Plan, the 1998 Stock Incentive Plan and the 1996 Stock Plan) from 12,000,000 to 15,000,000.

      On July 15, 2002, Mr. Paul Ruflin joined the Company as its Chief Executive Officer and President. Under his employment arrangement with the Company, Mr. Ruflin received a restricted stock grant effective July 15, 2002 of 150,000 shares of the Company’s common stock subject to a five-year vesting schedule, plus an option to purchase 850,000 shares of the Company’s common stock, with vesting over a five-year period. As of September 30, 2002, the Company had unearned compensation of approximately $1,100,000 recorded in stockholders’ equity related to the restricted stock grant.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

     This report contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “intends,” and similar expressions are intended to identify forward-looking statements. The important factors discussed under the caption “Risk Factors,” presented below, could cause actual results to differ materially from those indicated by forward-looking statements made herein. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

OVERVIEW

     Eclipsys is a healthcare information technology company that provides advanced software solutions and services that assist healthcare organizations in improving their outcomes by augmenting the quality of care and the level of patient satisfaction, reducing costs and enhancing revenues.

     We believe our mission of “better healthcare through knowledge” aligns with our customers’ objectives, and our advanced software solutions and services facilitate their workflow processes and implement best practices in their organizations. To these ends, we design and offer a comprehensive package of software applications and services that together enable providers in a variety of healthcare settings to improve the effectiveness of their operations and the quality of care as measured by clinical outcomes.

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

     During 2002, we have continued our development of SunriseXA, which is our next generation product and service offering. SunriseXA release 2 reached general availability in September 2002. SunriseXA is a Web-based solution that builds upon the knowledge-driven, work-flow enhancing components of our Sunrise suites. SunriseXA’s extended architecture is built on Microsoft Corporation’s Web-based infrastructure, .NET. We believe the open, modular nature of our software architecture reduces the overall cost of ownership and reduces the time to productive use because our solutions do not require the initial investment and disruption associated with a complete replacement of a customer’s existing systems. To facilitate rapid adoption by our customers, we have engineered our solutions to take advantage of Web-based technologies.

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

     As we continue our product transition to SunriseXA, a key component of our strategy is to invest heavily in the areas of research and development, sales, sales support and marketing. Also, we have begun to offer additional contracting options to our prospects and customers. We believe these new contracting options will be attractive to prospects and customers. Additionally, certain aspects of these options may contribute to a more predictable revenue stream in the future.

     We maintain decentralized sales and customer support teams in each of our six North American regions to provide direct, sustained customer contact. We market our solutions primarily to large healthcare organizations, particularly academic medical centers. We have one or more of our products installed or being installed in over 1,500 facilities worldwide.

CRITICAL ACCOUNTING POLICIES

     We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. Our significant accounting policies are discussed in detail in Note 2 to the consolidated financial statements contained in our Form 10-K, filed on March 25, 2002. Some of these accounting policies as discussed below require management to make estimates and assumptions about future events that could materially affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities.

     For contracts under which we recognize revenue using the percentage-of-completion method, revenues are recognized based upon the proportion of labor hours incurred in relation to the total labor hours estimated under the agreement. The percentage-of-completion method is used when management determines that services are essential to the functionality of the software sold. Determining factors for percentage-of-completion include the nature of services required and the provision for payments of software and services upon the achievement of implementation milestones. Under the percentage-of-completion method, revenue and profit are recognized throughout the term of the contract, based upon estimates of the total labor hours to be incurred and revenues to be generated throughout the term of the contract. Changes in estimates of total labor hours and the related effect on the timing of revenues and profits are recognized in the period in which they are determinable. Accordingly, changes in these estimates could occur and could have a material effect on our operating results in the period of change.

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

RESULTS OF OPERATIONS

     Total revenues decreased nearly $15.6 million, or 24.6%, to $47.5 million for the quarter ended September 30, 2002, compared with $63.1 million for the third quarter of 2001. For the nine months ended September 30, 2002, total revenues decreased $13.8 million, or 7.7%, to $164.6 million, compared to $178.4 million for the same period in 2001. Systems and services revenues decreased $15.4 million, or 25.7%, to $44.5 million for the quarter ended September 30, 2002, compared with $60.0 million for the third quarter of 2001. For the nine months ended September 30, 2002, systems and services revenues decreased $15.0 million, or 8.9%, to $153.4 million, compared to $168.4 million for the same period in 2001. The decrease for the quarter and nine months ended September 30, 2002 was primarily as a result of the continuing impact of the bookings shortfall in the second quarter of 2002 and the limited amount of software license fees in the third quarter of 2002. Furthermore, we experienced a decline in networking services revenues of approximately $3.1 million for the third quarter of 2002, compared to the same period in 2001 as a result of the bookings shortfall. We have begun to offer alternative contracting options that, among other things, provide for payments to be spread more evenly over the term of the arrangement, as compared to our historical contracting methods. During the transition to these new contracts, we expect our operating results to reflect lower revenues and cash flows. However, we believe that these new contracting options will provide for more predictable revenues over the term of the arrangement.

     Hardware revenues decreased $0.1 million, or 3.6%, to $3.0 million for the quarter ended September 30, 2002, compared with $3.1 million for the third quarter of 2001. For the nine months ended September 30, 2002, hardware revenues increased $1.2 million, or 12.1%, to $11.2 million, compared to $10.0 million for the same period in 2001. The increase in hardware revenues for the nine months ended September 30, 2002, compared to the same period in 2001, was due to increased shipments during the first quarter, primarily related to contracts entered into during the prior year.

     Cost of systems and services revenues decreased $1.0 million, or 3.1%, to $30.9 million for the quarter ended September 30, 2002, compared to $31.9 million for the third quarter of 2001. However, as a percentage of systems and services revenues, cost of systems and services revenues increased to 69.5%, compared to 53.2%. For the nine months ended September 30, 2002, cost of systems and services revenues decreased approximately $7.7 million, or 8.1%, to $87.0 million, or 56.8% of systems and services revenues, compared to $94.7 million, or 56.2% of systems and services revenues, for the same period in 2001. The decrease during the quarter ended September 30, 2002, was primarily related to lower amortization of acquired technology and network service intangible asset that amounted to $0.2 million for the quarter ended September 30, 2002, compared to $4.2 million for the same period in 2001 as a result of certain assets becoming fully amortized. Additionally, variable costs related to networking services were lower by $2.5 million from the third quarter of 2001 in association with lower networking services revenues. These lower costs were partially offset by incremental costs of $1.6 million related to additional obligations arising from contracts assumed in prior acquisitions as well as higher costs in other areas. Costs related to remote hosting services increased as a result of a higher volume of remote hosting customers. Also, software royalties were higher due to a change in the mix of revenues. Additionally, amortization of capitalized software development costs increased due to the Company releasing certain clinical products of its new SunriseXAtm product line during the first quarter of 2002. The decrease for the nine months ended September 30, 2002, was primarily from lower amortization of acquired technology and network service intangible asset that amounted to $2.6 million for the nine months ended September 30, 2002, compared to $13.2 million for the same period in 2001. The lower amortization was partially offset by the increased costs identified above.

     Cost of hardware revenues decreased $0.2 million, or 8.2%, to $2.5 million for the quarter ended September 30, 2002, compared to $2.7 million for the same period in 2001. For the nine months ended September 30, 2002, cost of hardware revenues increased $1.0 million, or 12.0%, to $9.3 million, or 82.7% of hardware revenues, compared to $8.3 million, or 82.7% of hardware revenues, for the same period in 2001. The fluctuations in the cost of hardware revenues for the quarter and nine months ended September 30, 2002, as compared to the same periods in 2001, were attributable to the fluctuations in hardware revenues.

     Sales and marketing expenses increased 34.8%, or nearly $3.8 million, to $14.5 million, or 30.5% of total revenues, for the quarter ended September 30, 2002, from $10.7 million, or 17.0% of total revenues, for the same period in 2001. For the nine months ended September 30, 2002, sales and marketing expenses increased $5.8 million, or 18.3%, to $37.7 million, or 22.9% of total revenues, compared to $31.9 million, or 17.9% of total revenues, for the same period in 2001. The increase in sales and marketing expenses was primarily due to a program we initiated, during the fourth quarter of 2001, to significantly expand the size of our sales and marketing organization. The program was implemented to increase the sales presence of our sales organization and enhance the market awareness of our company and its products and services. This program is expected to continue to result in higher expenses. Additionally, there were an increased number of marketing events held in the first quarter of 2002, as compared to the same period in 2001.

     Research and development expenses increased $2.9 million, or 31.2%, to $12.1 million, or 25.5% of total revenues, for the quarter ended September 30, 2002, compared to $9.2 million, or 14.7% of total revenues, for the same period in 2001. For the nine months ended September 30, 2002, research and development expenses increased $5.8 million, or 20.7%, to $33.6 million, or 20.4% of total revenues, compared to $27.8 million, or 15.6% of total revenues, for the same period in 2001. The increase in research and development expenses was due primarily to a program we implemented in the fourth quarter of 2001. This program accelerates the development of our products with respect to our SunriseXAtm initiative, which, among other things, will migrate our products onto the Microsoft.NET platform. This initiative is expected to result in continued heightened research and development expenses. The percentage of research and development expenditures capitalized for the quarter ended September 30, 2002 was 15.6%, compared to 15.5% for the same period in 2001. Research and development expenses that were capitalized amounted to $2.2 million and $1.7 million for the quarters ended September 30, 2002 and 2001, respectively. The percentage of research and development expenditures capitalized for the nine months ended September 30, 2002 was 16.1%, compared to 15.4% for the same period in 2001. Research and development expenses that were capitalized amounted to $6.4 million and $5.1 million for the nine months ended September 30, 2002 and 2001, respectively. Amortization of capitalized software development costs, which is included as a component of cost of systems and systems revenues, were $1.5 and $1.1 million for the quarters ended September 30, 2002 and 2001, respectively. This amortization amounted to $4.3 and $3.3 million for the nine months ended September 30, 2002 and 2001, respectively.

     General and administrative expenses increased approximately $0.7 million, or 30.5%, to $3.2 million, or 6.8% of total revenues, for the quarter ended September 30, 2002, compared to $2.5 million, or 3.9% of total revenues, for the same period in 2001. For the nine months ended September 30, 2002, general and administrative expenses increased $0.6 million, or 7.8%, to $8.5 million, or 5.1% of total revenues, compared to $7.9 million, or 4.4% of total revenues, for the same period in 2001. The increase was primarily due to higher insurance premiums and legal and professional fees, partially offset by a bad debt provision recorded in 2001.

     Depreciation and amortization decreased nearly $1.5 million, or 39.6%, to $2.2 million, or 4.7% of total revenues, for the quarter ended September 30, 2002, from $3.7 million, or 5.8% of total revenues, for the same period in 2001. For the nine months ended September 30, 2002, depreciation and amortization expenses decreased approximately $4.4 million, or 41.7%, to $6.3 million, or 3.8% of total revenues, compared to $10.7 million, or 6.0% of total revenues, for the same period in 2001. The decrease was primarily the result of the complete amortization of certain intangibles, which became fully amortized during the fourth quarter of 2001, as well as the adoption of SFAS 142, which eliminated the amortization of goodwill, partially offset by higher depreciation of fixed assets purchased during 2001.

     Transaction costs for the nine months ended September 30, 2001 were ($0.5) million as the result of the completion of certain activities related to prior pooling of interest transactions which were completed for less than original estimates.

     Interest income decreased $0.9 million, or 54.2%, to $0.7 million for the quarter ended September 30, 2002, from $1.6 million for the same period in 2001. For the nine months ended September 30, 2002, interest income decreased $1.7 million, or 35.7%, to $3.0 million, compared to $4.7 million for the same period in 2001. This decrease was due to a significant decline in yields on our cash and marketable securities from the same period in the prior year, partially offset by higher cash and marketable securities balances. Also, during the quarter ended September 30, 2002, certain marketable securities were sold resulting in a realized loss of approximately $0.4 million.

     During the first quarter of 2002, a provision for income taxes was recorded for $165,000. Based upon current estimates, no additional provision for income taxes was recorded during the third quarter of 2002.

     As a result of these factors, we had a net loss of $17.2 million for the quarter ended September 30, 2002, compared to net income of $4.0 million for the same period in 2001. For the nine months ended September 30, 2002, the net loss was $14.9 million, compared to a net income of $2.3 million for the same period in 2001.

LIQUIDITY AND CAPITAL RESOURCES

     During the quarter ended September 30, 2002, operations provided $3.8 million of cash. Investing activities provided $15.1 million of cash due to $19.6 million from the sale of marketable securities, net of purchases, partially offset by $2.3 million used for the purchase of fixed assets and $2.2 million used for the funding of development costs. Financing activities provided $0.6 million of cash, as a result of the exercise of stock options and the purchase of common stock under our employee stock purchase plan.

     During the nine months ended September 30, 2002, operations provided $25.2 million of cash. Investing activities used $57.7 million of cash, of which $41.6 million was for the net purchase of marketable securities, $9.7 million was for the purchase of fixed assets and $6.4 million was for the funding of development costs. Financing activities provided $3.3 million of cash, as a result of the exercise of stock options and the purchase of common stock under our employee stock purchase plan.

     As of September 30, 2002, our principal source of liquidity is our combined cash and marketable securities balance of $181.4 million. Although our cash flows have been positive year-to-date through September 30, 2002, it is likely that we may have negative cash flows from operations over the next 12 months, or beyond, due to our sales and marketing and research and development initiatives, as well as changes in contracting, whereby less fees are collected upon new contract signing. Our future capital requirements will depend upon a number of factors, including our sales volumes and the timing and level of research and development activities. As of September 30, 2002, we did not have any material commitments for capital expenditures. We believe that our current cash and marketable securities balances will be sufficient to meet our operating requirements for at least the next 12 months.

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

We have a history of operating losses, and we cannot predict future profitability

     We had a net loss of $14.9 million during the first nine months of 2002, and, prior to 2001, we incurred net losses in each year since our inception, including net losses of $126.3 million in 1997, $35.3 million in 1998, $9.4 million in 1999 and $34.0 million in 2000. Although we had net income in 2001, we had a loss from operations of $1.6 million. We may continue to incur net losses and cannot predict when or if we will be profitable in the future.

Our operating results may fluctuate significantly and may cause our stock price to decline

     We have experienced significant variations in revenues and operating results from quarter to quarter. Our quarterly operating results may continue to fluctuate due to a number of factors, including:

–	the timing, size and complexity of our product sales and implementations;

–	overall demand for healthcare information technology;

–	the financial condition of our customers and potential customers;

–	market acceptance of new services, products and product enhancements by us and our competitors;

–	product and price competition;

–	the relative proportions of revenues we derive from systems and services and from hardware;

–	changes in our operating expenses;

–	the timing and size of future acquisitions;

–	personnel changes;

–	the performance of our products; and

–	fluctuations in general economic and financial market conditions, including interest rates.

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

Potential regulation by the U.S. Food and Drug Administration of our products as medical devices could impose increased costs, delay the introduction of new products and hurt our business

     The U.S. Food and Drug Administration, or FDA, is likely to become increasingly active in regulating computer software intended for use in the healthcare setting. The FDA has increasingly focused on the regulation of computer products and computer-assisted products as medical devices under the federal Food, Drug and Cosmetic, or FDC, Act. If the FDA chooses to regulate any of our products as medical devices, it can impose extensive requirements upon us, including the following:

–	requiring us to seek FDA clearance of a pre-market notification submission demonstrating that the product is substantially equivalent to a device already legally marketed, or to obtain FDA approval of a pre-market approval application establishing the safety and effectiveness of the product;

–	requiring us to comply with rigorous regulations governing the pre-clinical and clinical testing, manufacture, distribution, labeling and promotion of medical devices; and

–	requiring us to comply with the FDC Act’s general controls, including establishment registration, device listing, compliance with good manufacturing practices, reporting of specified device malfunctions and adverse device events.

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

Changes in federal and state regulations relating to patient data could depress the demand for our products and impose significant product redesign costs on us

     State and federal laws and regulations control the use and disclosure of patient records and may require the users of such information to implement specified privacy, security, or other measures. Laws and regulations governing health data transmissions may change rapidly and may be unclear or difficult to apply.

     On August 22, 1996, former President Clinton signed the Health Insurance Portability and Accountability Act of 1996, or HIPAA. This legislation, among other things, required the Department of Health and Human Services, or HHS, to adopt national standards for some types of electronic health information transactions and the data elements used in those transactions, to adopt standards to ensure the privacy and security of health information.

     In August 2000, HHS issued final rules requiring health plans, health care clearinghouses, and health care providers that conduct electronic transactions to adopt mandatory code sets and electronic health transaction standards. The compliance deadlines for these rules was October 16, 2002, or October 16, 2003, for entities that obtained an extension by submitting a written compliance plan to HHS by October 15, 2002.

     In December 2000, HHS issued final rules requiring health plans, health care clearinghouses, and health care providers that conduct electronic transactions to adopt policies and procedures for protecting the privacy of personally identifiable health information. Among other things, these rules will (i) restrict the use and disclosure of personally identifiable health information without the prior written permission of the patient; (ii) guarantee a patient’s right to be informed regarding how his or her personally identifiable information is used; (iii) provide patients with rights to access and amend or obtain an accounting of disclosures concerning their personally identifiable information; and (iv) impose conditions on the disclosure of personally identifiable information to business associates of entities that maintain such information. The compliance deadline for these rules is April 14, 2003. In August 2002, HHS amended the final privacy rules, but did not extend the April 2003 compliance date.

     In August 1998, HHS issued proposed rules that would require health plans, health care clearinghouses, and health care providers that conduct electronic transactions to implement standards for protecting the security and integrity of electronic health information. These rules have not yet been finalized, and the compliance deadline will be two years after the final rules are issued. The final security rules may differ from the proposed rules.

     These rules could restrict the ability of our customers to obtain, use or disseminate patient information. Our customers may consider a product’s compatibility with these rules when selecting information technology solutions. This could adversely affect demand for our products and force us to re-design our products in order to meet the requirements of regulations affecting our customers. We have included features in our products that are intended to protect the privacy, security, and integrity of patient data. Despite the existence of these features, these products may be vulnerable to break-ins and similar disruptive problems that could jeopardize the security of information stored in and transmitted through the computer systems of our customers. We may need to expend significant capital, research and development and other resources to modify our products to address evolving data security and privacy issues.

     HHS or other federal or state authorities may impose additional laws or regulations affecting the use and disclosure of health-related information. These future rules may be more stringent than the rules issued under HIPAA. We cannot predict the potential impact that these future rules, as finally approved, may have on our business.

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

–	The anticipated benefits from any acquisition may not be achieved. The integration of acquired businesses requires substantial attention from management. The diversion of the attention of management and any difficulties encountered in the transition process could hurt our business.

–	In future acquisitions, we could issue additional shares of our capital stock, incur additional indebtedness or pay consideration in excess of book value, which could have a dilutive effect on future net income, if any, per share.

–	New business acquisitions must be accounted for under the purchase method of accounting. These acquisitions may generate significant intangible assets and result in substantial related amortization charges to us.

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

We face litigation that could force us to pay significant damages and could distract our management team

     Our Company and three of our officers were named in seven complaints filed by purported shareholders of the Company. Each complaint seeks certification as a class and monetary damages and alleges that the Company and the named officers violated federal securities laws. Although we believe that these actions are without merit, we cannot assure you that they will not, if successful, require that we pay substantial damages. Regardless of the outcome of these matters, we might incur substantial defense costs, and defending the actions may cause a diversion of management time and attention.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We do not currently use derivative financial instruments. We generally buy investments that are highly liquid. Based upon the nature of our investments, we do not expect any material loss from our investments.

     Investments in both fixed-rate and floating-rate interest-earning instruments carry a degree of interest rate risk. Fixed-rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating-rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities that have seen a decline in market value due to changes in interest rates. The following table illustrates potential fluctuation in annualized interest income based upon hypothetical values for blended interest rates and cash and marketable securities account balances.

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

     We account for cash equivalents and marketable securities in accordance with SFAS No. 115. “Accounting for Certain Investments in Debt and Equity Securities.” Cash equivalents are short-term highly liquid investments with original maturity dates of three months or less. Cash equivalents are carried at cost, which approximates fair market value. Marketable securities consist of funds that are highly liquid and are classified as available-for -sale. Marketable securities are recorded at fair value, and unrealized gains and losses are recorded as a component of other comprehensive income.

     We do not currently enter into foreign currency hedge transactions. Through September 30, 2002, foreign currency fluctuations have not had a material impact on our financial position or results of operations.

ITEM 4. CONTROLS AND PROCEDURES

     Evaluation of disclosure controls and procedures. Based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, the Company’s chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and are operating in an effective manner.

     Changes in internal controls. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

PART II.

ITEM 1. LEGAL PROCEEDINGS

     From July through September 2002, the Company and three of its officers (Messrs. Colletti, Patton and Wilson) were named in seven complaints filed by purported shareholders of the Company in the United States District Court, Southern District of Florida, West Palm Beach Division (the “District Court”). Each complaint seeks certification as a class and monetary damages and alleges that the Company and the named officers violated federal securities laws. The Company believes that the actions are without merit, and intends to conduct a vigorous defense against these allegations.

     In September 2002, the City of Philadelphia Board of Pensions and Retirement, Louis Giannakokas, and Norman K. Mielziner collectively filed a motion to be appointed as lead plaintiffs and to consolidate all of the shareholder suits described above. The court has not yet ruled on this motion; however, the Company does not intend to oppose it and it is likely to be granted. Once the court rules, lead plaintiffs would then have 45 days to file a consolidated amended complaint, and the Company would have 45 days from service thereof to file an answer or a motion to dismiss.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits: See Index to exhibits.

     (b)  Reports on Form 8-K:

(1) No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended September 30, 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ECLIPSYS CORPORATION

Date: November 14, 2002	/s/ Robert J. Colletti Robert J. Colletti Senior Vice President and Chief Financial Officer (Principal financial officer and duly authorized officer)

CERTIFICATIONS

I, Paul L. Ruflin, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Eclipsys Corporation;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 14, 2002	/s/ Paul L. Ruflin Paul L. Ruflin Chief Executive Officer

CERTIFICATIONS

I, Robert J. Colletti, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Eclipsys Corporation;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 14, 2002	/s/ Robert J. Colletti Robert J. Colletti Chief Financial Officer

ECLIPSYS CORPORATION
EXHIBIT INDEX

EXHIBIT
NO.	DESCRIPTION

99.1	Certification Pursuant to 18 U.S.C. Section 1350