Form 10-K
period 2002-12-31
ECLIPSYS CORP
filed 2003-03-28
CIK 1034088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the fiscal year ended December 31, 2002 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act rule 12b-2). Yes ☒ No ☐

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 28, 2002 based upon the closing price of the Common Stock on the Nasdaq National Market for such date, was $234,313,808.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Shares
Outstanding as of
Class	March 19, 2003

Common Stock, $.01 par value	45,218,965

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Company’s definitive Proxy Statement to be used in connection with the annual meeting of stockholders for the year 2003 will be incorporated by reference into Part III of this Form 10-K.

Part I

      This report contains forward-looking statements. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the forgoing, the words “believes,” “anticipates,” “plans,” “expects,” “intends” and similar expressions are intended to identify forward-looking statements. The important factors discussed below under the caption “Certain Factors That May Affect Future Operating Results” among others, could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management from time to time. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 1.     Business

Overview

      Eclipsys is a healthcare information technology company that provides advanced software solutions and services to assist healthcare organizations in improving their outcomes by augmenting the quality of care and the level of patient satisfaction, reducing costs and enhancing revenues.

      Our Internet website address is www.eclipsys.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments thereto that have been filed with the SEC are available to you free of charge through a hyperlink on our website.

      We believe our mission of “better healthcare through knowledge” aligns with our customers’ objectives, and our advanced software solutions and services facilitate their workflow processes and implement best practices in their organizations. To these ends, we design and offer a comprehensive package of software applications and services that together enable providers in a variety of healthcare settings to transform the delivery of healthcare by improving patient safety and operational effectiveness as measured by financial and clinical outcomes.

      Our products perform core information technology functions required by healthcare organizations throughout the enterprise. Our software applications are available to our customers for implementation on site or through our remote hosting service, and are designed to work in a variety of healthcare settings. In addition, our products are designed to work through wireless devices to provide access throughout the healthcare facility. Our software and services provide comprehensive functionality to help healthcare organizations solve clinical and business problems to achieve balanced outcomes of clinical quality, resource utilization and financial metrics as well as clinician and patient satisfaction.

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

      In addition, we provide a wide range of complementary services to our customers, including implementation, integration, support, maintenance and training. We also provide outsourcing, remote hosting, network services and business solutions consulting to assist customers in meeting their healthcare information technology requirements. Through this comprehensive services offering and our integrated software components, we provide our customers with solutions for their clinical, financial and administrative information needs.

      We maintain decentralized sales and customer support teams in each of our six North American regions to provide direct, sustained customer contact. We market our solutions to the full spectrum of healthcare organizations ranging from small, stand-alone hospitals to large multi-entity healthcare systems and academic medical centers. We have one or more of our products installed or licensed to be installed in over 1,500 facilities worldwide. Of the 17 top-ranked hospitals in the July 22, 2002 issue of U.S. News & World Report, all 17 use one or more of our solutions.

Challenges and Compliance Pressures in the Healthcare Industry

      Institute of Medicine. In the Institute of Medicine’s, or IOM, 1999 report “To Err Is Human: Building a Safer Health System” and subsequent 2001 report, the IOM calls for expanded use of information technology and the implementation of other methods to cut the incidence of avoidable medical errors by 50 percent in the U.S. over five years. According to the 1999 report, between 44,000 and 98,000 people die each year as a result of medical errors and many more are injured from preventable mistakes made in hospitals. Even when using the lower estimate, more people die in a given year as a result of medical errors than from motor vehicle accidents, breast cancer or AIDS. The IOM identifies medication and pharmacy errors as significant causes of deaths and adverse events.

      The Leapfrog Group. The 1999 IOM Report resulted in the formation of The Leapfrog Group, a consortium of more than 130 Fortune 500 companies and other large private and public healthcare purchasers representing more than 33 million lives and $56 billion in annual healthcare purchasing power. The Leapfrog project is steering its members and their employees to base their purchase of healthcare on principles encouraging more stringent patient-safety measures including the use of computerized physician order entry systems, or CPOE. Adoption of CPOE is a leading Leapfrog recommendation for reducing medical errors.

      The IOM and The Leapfrog Group are leveraging their respective influence to encourage the deployment of advanced clinical solutions that will help reduce adverse drug events and medical errors. Coupled with demands from consumers, this influence is also spurring new government legislation. Twenty states have legislated mandatory reporting rules and statutes regarding quality and patient safety including California, which has passed legislation mandating the eventual adoption of information technology aimed at avoiding medical errors.

      Health Insurance Portability and Accountability Act. Federal regulations recently issued in accordance with the Health Insurance Portability and Accountability Act of 1996, or HIPAA, impose national health data standards on health care providers that conduct electronic health transactions, health care clearinghouses that convert health data between HIPAA-compliant and non-compliant formats and health plans. Collectively, these groups are known as covered entities. These HIPAA standards prescribe transaction formats and code sets for electronic health transactions; protect individual privacy by limiting the uses and disclosures of individually identifiable health information; and require covered entities to implement administrative, physical and technological safeguards to ensure the confidentiality, integrity, availability and security of individually identifiable health information in electronic form.

      There are several HIPAA compliance deadlines for covered entities. All covered entities must comply with the transaction and code set standards by October 16, 2003. The compliance deadline for the privacy standards is April 14, 2003 for most covered entities. The compliance deadline for the data security standards is April 20, 2005 for most covered entities.

      As covered entities begin to require HIPAA-compliant products, software and services, the costs and impact of the HIPAA rules are expected to affect companies throughout the health care industry, whether or not they are covered entities. The need for HIPAA-compliant products, software and services may increase the demand for scalable and adaptable health care information technology such as our products.

      Joint Commission on Accreditation of Healthcare Organizations, or The Joint Commission. The Joint Commission, an independent non-profit organization that provides voluntary evaluation and accreditation for nearly 18,000 healthcare organizations and programs in the United States, periodically introduces new process improvement initiatives, standards and performance measurements. The Joint Commission recently introduced new patient safety standards that require hospitals to initiate specific efforts to prevent medical errors and inform patients when they have been harmed during their treatment.

      The Internet. We believe growth in the use of the Internet will enable consumers to be more involved in their healthcare choices and to demand greater quality and will give them access to information about healthcare alternatives. Additionally, the Internet will provide increased availability of medical information to physicians, clinicians and other healthcare workers.

The Eclipsys Solution

      Eclipsys software and services are designed based upon the philosophy that physicians, nurses or clinicians, in their interaction with a patient, initiate most healthcare activities. For example, a physician’s single order begins a sequence of actions in the care process, the customer relationship management process, the revenue process, the access process, the supply process and decision support process. Our products perform core information technology functions required by healthcare organizations throughout the enterprise. Our software and services provide comprehensive functionality to help healthcare organizations solve clinical and business problems to achieve balanced outcomes of clinical quality, resource utilization and financial metrics as well as clinician and patient satisfaction.

      Our solutions are designed to:

•	provide healthcare organizations the knowledge they need to negotiate with payers, such as insurance companies, Medicare and Medicaid, and help maximize collections and minimize denial of payments;

•	provide clinicians real-time knowledge about the cost and effectiveness of tests and treatments as they order them;

•	provide automated processes that improve clinical workflow and support clinical decision-making;

•	give clinicians access to patient information and supporting references, such as medical journals, through a variety of technologies, including wireless devices within the healthcare facility and over the Internet;

•	integrate clinical, financial and patient satisfaction information to support balanced clinical and financial outcomes;

•	help our customers improve workflow processes and implement best practices within their organizations;

•	provide tools enabling healthcare organizations to analyze past performance, make plans based on that analysis, and, as those plans are implemented, monitor their effectiveness;

•	leverage our products’ modular architecture to let customers meet current and future needs while preserving their investment in existing systems; and

•	encourage rapid, cost-effective implementations of on site systems or remote-hosted services.

The Eclipsys Strategy

      Our objective is to become the leading provider of healthcare information technology solutions to the healthcare industry. Key elements of our strategy include:

      Provide Comprehensive, Integrated Healthcare Information Technology Solutions. Our goal is to continue to offer software and services that provide our customers with comprehensive, integrated healthcare information technology solutions. We intend to continue to enhance our existing products and develop new solutions to meet the evolving healthcare information needs of our customers. Under our SunriseXA™ initiative, we have been enhancing our products, for instance, to take advantage of Web-based architecture, a browser-enabled, database-neutral software architecture that can support multiple operating system platforms and can be used across a broad range of computing environments, including the Internet, client-server systems and older mainframe computer systems. Our team of research, development and technical support professionals develops, enhances, supports and commercializes a complete line of healthcare information products.

      Continue to Leverage Relationship with Microsoft. We are one of twenty companies worldwide which were named to the first tier of the Microsoft .NET early adopter program. Additionally, we have a strategic alliance with Microsoft, which we believe provides us significant advantages. Through this relationship, Microsoft provides us with proven infrastructure and an integrated platform that reduces the total cost of ownership for our customers. Also, we believe the relationship has enabled us to lead the industry in releasing solutions based on Microsoft ..NET. Furthermore, as part of the relationship, we provide Microsoft with input on the critical needs of healthcare organizations with respect to computing requirements, including reliability and response time requirements.

      Continue Expansion of Sales and Marketing Function. In addition to pursuing business opportunities within our existing customer base, we have grown our sales, sales support and marketing areas to expand our ability to sell to new customers. These initiatives have included adding significant clinical and financial marketing expertise and undertaking new hiring, training and communications programs to better support our field organization and increase our visibility in the healthcare industry. This expanded sales and marketing effort is aimed at widening our target market to include the full spectrum of healthcare organizations ranging from small, stand-alone hospitals to large multi-entity healthcare systems and academic medical centers.

      Provide Flexible Product Options. We intend to continue to offer our customers flexible product and product-delivery options, either on site or remote hosted, which meet a wide variety of information and technology requirements. Customers can purchase our software components individually or in any combination and can integrate them into their existing systems, thereby minimizing cost and disruption. When combined, our software components provide an integrated solution to the major clinical, financial and administrative needs of a healthcare organization.

      Further Penetrate Our Existing Customer Base. We believe there is a significant opportunity to sell our integrated healthcare technology solutions to our existing customers, which include large healthcare organizations, particularly academic medical centers. Of these customers, few have enterprise-wide healthcare information systems. One or more of our products are installed or licensed to be installed in over 1,500 facilities worldwide. We intend to continue to market our solutions aggressively to our customers in order to capitalize on the growth opportunity within our existing customer base.

      Offer Subscription Pricing. We have recently introduced a subscription pricing model which may feature a time-based or perpetual license. Contracts under this model may also include hardware and services such as implementation, consulting and software maintenance. Our subscription pricing model is designed to spread out the cost of the solution over the life of the contract to more closely align cost and value with our customers’ objectives. We believe this is particularly critical in today’s fiscal environment with constrained capital and operating dollars.

SunriseXATM Initiative

      During 2002, we continued our SunriseXATM initiative that we began approximately 18 months ago. The SunriseXA™ initiative is focused on re-engineering and migrating our SunriseTM suite of solutions to the Microsoft .Net Framework. SunriseXA™ is a flexible combination of software, services and architecture. SunriseXA™ is our Web-based solution, which enables the knowledge-driven, workflow-enhancing components of our Sunrise™ suite to operate as Web services-based workflow components. SunriseXA™’s extended architecture is built on Microsoft Corporation’s Web-based infrastructure, the .NET Framework, and other industry standards, which make it open and flexible so that it can work with legacy and ancillary systems. This Web-based approach empowers healthcare providers to leverage their existing information technology investments, adding integrated workflow components as functional needs and resources dictate. SunriseXA™ capabilities build upon a single health data repository and computer-based patient record, or CPR, which can be used by all components regardless of the venue of care. By facilitating the sharing of common components between workflow solutions, SunriseXA™ prevents the isolation of information and duplication of functionality that occurs with application-based systems, and enables rapid, cost-effective implementations and ease of maintenance.

      We released three SunriseXA™ products in 2002. The first SunriseXA™ release provided initial components of the Web-based clinical information system that served as the foundation for advanced functionality for subsequent releases. The second SunriseXA™ release included support for core physician and nursing workflows in the inpatient, ambulatory and emergency department venues. It also included expanded clinical decision support, enhanced application security and advanced user-friendly configuration tools. The third SunriseXA™ release provided important features such as order entry and structured clinical documentation.

      In 2003 and beyond, we are planning to continue the SunriseXA™ initiative, with new releases relating to other components of our existing Sunrise suite of products as well as the enhancement of existing SunriseXA™ components with significant new functionality.

Products

      Our products perform core information technology functions required by healthcare organizations and other healthcare providers throughout the healthcare enterprise. Our software applications are available to our customers for implementation on site or through our remote hosting service, and are designed to work in a variety of healthcare settings. In addition, our products are designed to work through wireless devices to provide access throughout the healthcare facility. The following table summarizes our product offerings:

Product	Primary Functions

Sunrise Clinical Manager	- Computer-based Patient Record providing clinical rules and information to facilitate clinical decision-making
- Access to patient records
- On-line ordering of clinical services and prescriptions (computerized physician order entry)
- Clinical documentation

Sunrise Access Manager	- Access to patient information and coordination of gathering of additional information at each stage of patient care - Coordinate scheduling of appointments - Patient identification

Sunrise Patient Financial Manager	- Coordinate compliance with managed-care contract reimbursement terms, patient billing, and third-party reimbursement

Sunrise Decision Support Manager	- Clinical and financial data repository to analyze past clinical, operational and financial performance - Model future plans and alternatives - Measure and monitor performance

Sunrise Record Manager	- Automate medical record management system - Manage documents and images throughout the enterprise

eWebIT	- Tools to enable integration of data from existing systems

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

      Sunrise Access Manager. Sunrise Access Manager enables the healthcare provider to identify the patient at any point in the healthcare delivery system and to collect and maintain patient information throughout the entire process of patient care on an enterprise-wide basis. The single database structure of Sunrise Access Manager permits simultaneous access to the entire patient record by authorized personnel from any access point on the system. The elements of Sunrise Access Manager include:

•	Functions for comprehensive admission, discharge and transfer, or ADT, management. Patient registration captures demographic, insurance, referral and primary-care provider information and automates visit management by collecting and recording visit information in compliance with third-party billing regulations and managed care contractual requirements.

•	Patient scheduling and resource management, which allows personnel to schedule patient appointments throughout an organization based on patient preferences and resource availability. An integrated application, it uses a single database with registration/ ADT and patient accounting functions and provides complex scheduling capabilities such as multiple and linked conditional appointments. Patient details automatically populate both the Sunrise Access and Scheduler products, virtually eliminating errors while streamlining the scheduling process. The Scheduler returns optimal time management for the staff and the patient, thereby preserving the enterprise’s greatest asset — time. The power of integration between billing, approvals, eligibility and access elevates patient management to new levels of efficiency.

•	Work Quality Monitor, which is a supervisory task that runs in the background to constantly match transactions against quality protocols to detect transaction errors, mismatches and omissions. When it identifies such exceptions, Work Quality Monitor sends a real-time alert to the party charged with the responsibility for remedying the situation.

•	Enterprise person identifier, which is a single index of all patients and healthcare plan members within a healthcare provider’s system that supports searches on the basis of a variety of characteristics, such as name, Social Security number or other demographic data.

•	Managed-care support features, such as verifying insurance eligibility online and compliance with managed-care plan rules and procedures.

•	Centralized capabilities for bed management: bed reservations, transfers and discharges and tracking in-house patient information.

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

•	Reimbursement management, which facilitates the monitoring of receivables, performance of collection activity, reconciliation with third parties and analysis of contract compliance and performance.

•	calculates expected payments and contractual allowances for all accounts and reports net receivables by contract, carrier, or individual account;

•	automatically creates third-party logs as a by-product of billing;

•	breaks down and ages each account’s receivables according to the responsible payer. Aging reports accurately reflect each payer’s receivables to facilitate collection activity and reporting.

•	Multiple entity billing allows multiple entities to use single-statement billing and registration across the entire enterprise. Patient financial records may be maintained indefinitely by the entity and the enterprise, which allows enterprise-wide access and outcomes analysis.

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

      eWebIT. eWebIT provides tools to enable the integration of data from a customer’s existing systems. As integrated health networks emerge, the individual entities within the network will often have their own different information systems. The clinical and financial data in these disparate systems must be integrated to provide an enterprise-wide view. eWebIT’s product suite includes tools to achieve this integration, primarily through the use of Web-based integration technologies. eWebIT achieves a comprehensive integration solution which, provides:

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

Services

      Drawing on the functionality and flexibility of our software products, we offer a range of professional services as part of our healthcare information technology solutions. These services consist of the following:

•	Implementation, Integration, Product Support, Training and Maintenance — To facilitate successful product implementation, our consultants assist our customers with initial installation of a system, conversion and integration of their historical data and ongoing training and support. We offer 24-hour support and electronic distribution to provide our customers with the latest information regarding our products. We also provide regular maintenance releases to our customers. Our service and support activities are supplemented by comprehensive training programs, including introductory training courses for new customers and seminars for existing customers, to allow them to take full advantage of the capabilities of our products.

•	Outsourcing Services — We assume the management of the customer’s entire information-technology function onsite using our employees. Outsourcing services include facilities management, network outsourcing and transition management.

•	Facilities management enables our customers to improve their information-technology operations by having us assume responsibility for all aspects of the customer’s onsite information-technology operations, from equipment to human resources.

•	Network outsourcing provides our customers with total healthcare information network support, relieving them of the need to secure and maintain expensive resources in a rapidly changing technological environment.

•	Transition management offers our customers a solution for migrating their information technology to new processes, technologies or platforms without interfering with the existing rules and initiatives critical to the delivery of healthcare.

•	Remote Hosting Services — We assume the complete processing of our customers’ applications from our Technology Solutions Center using our equipment and personnel. This service frees an organization from the need to maintain the environment, equipment and technical staff required for systems processing and offers support for an organization’s fault-management, configuration-management and utilization-management processes.

•	Network Services — We offer a comprehensive package of services that enable our customers to receive critical data quickly and accurately without incurring a substantial increase in cost. We assess changes in network utilization and function, forecast any necessary upgrades to accommodate the customer’s growth and design any changes necessary to provide the customer with the required performance and functionality. We offer our services in various forms, ranging from onsite assistance on a time-and-expense basis to complete turnkey project deliveries with guaranteed fixed prices.

•	Business Solutions Consulting — Our business solutions consulting services aid our customers in re-engineering workflows during the implementation cycle to help improve their operations. The members of our business solutions group have wide and varied experience in healthcare delivery and healthcare information management, enabling them to help customers effectively manage change that will ensure maximum return on investment and improved outcomes.

Customers, Marketing and Sales

      Our marketing and sales efforts focus on the full spectrum of healthcare organizations ranging from small, stand-alone hospitals to large multi-entity healthcare systems and academic medical centers. We sell our products and services in North America exclusively through our direct sales force. Management of the sales force is decentralized, with six regional presidents having primary responsibility for sales and marketing within their regions. National account representatives manage some multi-region accounts. Within each region, the direct sales force is generally organized into two groups, one focused principally on generating sales to new customers and the other focused on additional sales to existing customers. The direct sales force works closely with our implementation and product line specialists. Supporting the field staff is a team of domain experts who have extensive experience and expertise in their specific field. A significant component of compensation for all direct sales personnel is performance based, although we base incentive compensation on a number of factors in addition to actual sales, including customer satisfaction and accounts receivable performance.

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

Competition

      Intense competition, rapidly changing technology, evolving user needs and frequent introduction of new products characterize the market for our products and services. Our principal competitors include Cerner Corporation, McKesson/ HBOC Inc., GE Medical Systems, IDX Systems Corp., Epic Systems Corporation and Siemens Medical Services Health Services Corporation, formerly Shared Medical Systems, or SMS. Other competitors include providers of practice management, general decision support and database systems as well as segment-specific applications and healthcare technology consultants.

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

Employees

      As of December 31, 2002, we employed 1,511 people, including:

•	395 in field operations;

•	266 in sales, marketing and account management;

•	731 in research, development and product delivery; and

•	119 in finance, human resources, legal and other administrative functions.

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

Certain Factors That May Affect Future Operating Results

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

The healthcare industry faces financial constraints that could adversely affect the demand for our products and services

      The healthcare industry has faced, and will likely continue to face, significant financial constraints. For example, the shift to managed healthcare in the 1990’s put pressure on healthcare organizations to reduce costs, and the Balanced Budget Act of 1997 dramatically reduced Medicare reimbursement to healthcare organizations. Our solutions often involve a significant financial commitment by our customers, and, as a result, our ability to grow our business is largely dependent on our customers’ information technology budgets. To the extent healthcare information technology spending declines or increases more slowly than we anticipate, demand for our products would be adversely affected.

We have a history of operating losses and we cannot predict future profitability

      We had net losses of $29.8 million in 2002, $34.0 million in 2000, $9.4 million in 1999, $35.3 million in 1998, and $126.3 million in 1997. In 2001, we had net income of $4.4 million, although we had a loss from operations of $1.6 million. We may continue to incur net losses and cannot predict when or if we will be profitable in the future.

Our operating results may fluctuate significantly and may cause our stock price to decline

      We have experienced significant variations in revenues and operating results from quarter to quarter. Our operating results may continue to fluctuate due to a number of factors, including:

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

      It is difficult to predict the timing of revenues from product sales because the sales cycle can vary depending upon several factors. These factors include the size and terms of the transaction, the changing business plans of the customer, the effectiveness of the customer’s management and general economic conditions. In addition, depending upon the extent to which our customers elect to license our products under comprehensive bundled arrangements, including subscription pricing, the timing of revenue recognition could vary considerably. Under comprehensive bundled arrangements, revenues are recognized under the terms of the contract consistent with the timing of performance of all services offered under the arrangement. Generally, less revenue is recognized under these arrangements during the first 12 to 24 months compared to our more traditional licensing arrangements. We will also continue to offer contracts using our more traditional licensing arrangements. Because a significant percentage of our expenses will be relatively fixed, a variation in the timing of sales and implementations could cause significant variations in operating results from quarter to quarter. We believe that period-to-period comparisons of our historical results of operations are not necessarily meaningful. You should not rely on these comparisons as indicators of future performance.

We operate in an intensely competitive market that includes companies that have greater financial, technical and marketing resources than we do

      We operate in a market that is intensely competitive. Our principal competitors include Cerner Corp., McKessonHBOC, Inc., GE Medical Systems, IDX Systems Corp., Epic Systems Corporation and Siemens. We also face competition from providers of practice management systems, general decision support and database systems and other segment-specific applications, as well as from healthcare technology consultants. A number of existing and potential competitors are more established than we are and have greater name recognition and financial, technical and marketing resources than we do. We expect that competition will continue to increase. Increased competition could harm our business.

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

Changes in federal and state regulations relating to patient data could depress the demand for our products and impose significant product redesign costs on us

      The demand for health care information systems is affected by state and federal laws and regulations that govern the collection, use, transmission and other disclosures of electronic health information. These laws and regulations may change rapidly and may be unclear or difficult to apply.

      Federal regulations issued in accordance with the Health Insurance Portability and Accountability Act of 1996, or HIPAA, impose national health data standards on health care providers that conduct electronic health transactions, health care clearinghouses that convert health data between HIPAA-compliant and non-compliant formats and health plans. Collectively, these groups are known as covered entities. These HIPAA standards prescribe transaction formats and code sets for electronic health transactions; protect individual privacy by limiting the uses and disclosures of individually identifiable health information; and require covered entities to implement administrative, physical and technological safeguards to ensure the confidentiality, integrity, availability and security of individually identifiable health information in electronic form.

      There are several HIPAA compliance deadlines for covered entities. All covered entities must comply with the transaction and code set standards by October 16, 2003. The compliance deadline for the privacy standards is April 14, 2003 for most covered entities. The compliance deadline for the data security standards is April 20, 2005 for most covered entities. Any failure or perception of failure of our products to comply with HIPAA standards could adversely affect demand for our products and force us to expend significant capital, research and development and other resources to modify our products to address the privacy and security requirements of our customers.

      States may adopt privacy standards that are more stringent than the federal HIPAA privacy standards. This may lead to different restrictions for handling individually identifiable health information. As a result, our customers may demand information technology solutions that are adaptable to reflect different and changing regulatory requirements. In the future, federal or state governmental authorities may impose additional restrictions on the collection, use, transmission and other disclosures of health information. We cannot predict the potential impact that these future rules, as finally approved, may have on our business. However, the demand for our products may decrease if we are not able to develop and offer products that can address the regulatory challenges and compliance obligations facing our customers.

Our products are used to assist clinical decision-making and provide information about patient medical histories and treatment plans, and if these products fail to provide accurate and timely information, our customers could assert claims against us that could result in substantial cost to us, harm our reputation in the industry and cause demand for our products to decline

      We provide products that assist clinical decision-making and relate to patient medical histories and treatment plans. If these products fail to provide accurate and timely information, customers could assert liability claims against us. Litigation with respect to liability claims, regardless of its outcome, could result in substantial cost to us, divert management’s attention from operations and decrease market acceptance of our products. We attempt to limit by contract our liability for damages arising from negligence, errors or mistakes. In addition, we require that our customers approve all system rules and protocols. Despite these precautions, the limitations of liability set forth in our contracts may not be enforceable or may not otherwise protect us from liability for damages. We maintain general liability insurance coverage, including coverage for errors or omissions. However, this coverage may not continue to be available on acceptable terms or may not be available in sufficient amounts to cover one or more large claims against us. In addition, the insurer might disclaim coverage as to any future claim. One or more large claims could exceed our available insurance coverage.

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

Changing customer requirements could decrease the demand for our products, which could harm our business and decrease our revenues

      The market for our products and services is characterized by rapidly changing technologies, evolving industry standards and new product introductions and enhancements that may render existing products obsolete or less competitive. As a result, our position in the healthcare information technology market could erode rapidly due to unforeseen changes in the features and functions of competing products, as well as the pricing models for such products. Our future success will depend in part upon our ability to enhance our existing products and services, particularly our ability to continue to release our products onto the .Net Framework under the SunriseXA™ initiative, and to develop and introduce new products and services to meet changing customer requirements. The process of developing products and services such as those we offer is extremely complex and is expected to become increasingly complex and expensive in the future as new technologies are introduced. If we are unable to enhance our existing products or develop new products to meet changing customer requirements, demand for our products could suffer.

We depend on licenses from third parties for rights to the technology used in several of our products, and if we are unable to continue these relationships and maintain our rights to this technology, our business could suffer

      We depend upon licenses for some of the technology used in our products from a number of third-party vendors, including Computer Corporation of America, Computer Associates, Oracle Corporation and Microsoft. Most of these licenses expire within one to five years, can be renewed only by mutual consent and may be terminated if we breach the terms of the license and fail to cure the breach within a specified period of time. We may not be able to continue using the technology made available to us under these licenses on commercially reasonable terms or at all. As a result, we may have to discontinue, delay or reduce product shipments until we obtain equivalent technology, which could hurt our business. Most of our third-party licenses are non-exclusive. Our competitors may obtain the right to use any of the technology covered by these licenses and use the technology to compete directly with us. In addition, if our vendors choose to discontinue support of the licensed technology in the future or are unsuccessful in their continued research and development efforts, particularly with regard to Microsoft, we may not be able to modify or adapt our own products.

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

We face litigation that could force us to pay significant damages and could distract our management team

      Our Company and three of our officers were named in seven complaints filed in the United States District Court for the Southern District of Florida, West Palm Beach Division, or the District Court, by purported shareholders of the Company over the months of July through September 2002. Each complaint individually sought class certification and monetary damages for alleged violations of the federal securities laws. On February 4, 2003, the District Court issued an order consolidating all seven cases into one single case and appointing two persons and one entity to serve as lead plaintiffs. Although we believe that these actions are without merit, we cannot assure you that they will not, if successful, require that we pay substantial damages in excess of existing insurance coverage. Regardless of the outcome of these matters, we might incur substantial defense costs, and defending the actions may cause a diversion of management time and attention.

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

      As of March 19, 2003 our executive officers were as follows:

Executive Officers of the Registrant

Name	Age	Title

Paul L. Ruflin	49	President and Chief Executive Officer

James E. Hall	69	Vice-chairman

John T. Patton Jr.	53	Executive Vice President and Chief Operating Officer

John S. Cooper	47	Executive Vice President of Sales

Robert J. Colletti	44	Senior Vice President, Chief Financial Officer and Treasurer

T. Jack Risenhoover, II	37	Senior Vice President

      Paul L. Ruflin has served as our president and chief executive officer since July 2002. Prior to joining us he was chief operating officer of Cap Gemini Ernst & Young, or CGE&Y, North America. During his more than 24 years at CGE&Y, Mr. Ruflin also served in several other leadership capacities, including director of the health managed care consulting practice.

      James E. Hall has served as our vice chairman since July 2002. Prior to that he served as our president from February 1999 to July 2002. Mr. Hall also served as chief operating officer from January 1997 to April 2001.

      John T. Patton Jr. has served as executive vice president and chief operating officer since April 2001. From July 2000 to April 2001, Mr. Patton was senior vice president of product delivery. Mr. Patton was area senior vice president from January 1999 to July 2000 and prior to that served as regional president since joining us in April 1997.

      John S. Cooper has served as our executive vice president of sales since March 2002. From October 2000 until March 2002, Mr. Cooper was chairman and chief executive officer of iMedium Inc., a marketing and sales-effectiveness solutions firm. Prior to iMedium Inc., Mr. Cooper was with SMS for 12 years, where he held a number of sales-management positions, including vice president of eSolutions.

      Robert J. Colletti has served as our senior vice president and chief financial officer since August 2001. From June to August 2001, he served as senior vice president of finance and chief accounting officer and, from January 1997 to June 2001, as our senior vice president of finance.

      T. Jack Risenhoover, II has served as a senior vice president since March 2000. He was a vice president from February 1997 through March 2000. Mr. Risenhoover also served as secretary from February 1997 through January 2003 and general counsel from February 1997 through March 2002.

Item 2.     Properties

      Our corporate offices are located in Boca Raton, Florida under a lease that expires in February 2008. In addition, we maintain leased office space in Phoenix, Arizona; Tucson, Arizona; Newport Beach, California; San Jose, California; Santa Rosa, California; Alpharetta, Georgia; Atlanta, Georgia; Oak Brook, Illinois; Overland Park, Kansas; Rockville, Maryland; Boston, Massachusetts; Mountain Lakes, New Jersey; Albany, New York; Uniondale, New York; Malvern, Pennsylvania and Richmond (a suburb of Vancouver), British Columbia. These leases expire at various times through June 2009.

Item 3.     Legal Proceedings

      From July through September 2002, the Company and three of its then current officers (Messrs. Colletti, Patton and Wilson) were named in seven complaints filed by purported shareholders of the Company in the United States District Court, Southern District of Florida, West Palm Beach Division, or the District Court. Each complaint seeks certification as a class and monetary damages and alleges that the Company and the named officers violated federal securities laws. The Company believes that the actions are without merit, and intends to conduct a vigorous defense against these allegations.

      In September 2002, various parties filed motions to be appointed as lead plaintiffs and to consolidate all of the shareholder suits described above. On February 4, 2003, the District Court issued an order consolidating all seven cases into one single case and appointing the City of Philadelphia Board of Pensions and Retirement, Louis Giannakokas and Norman K. Mielziner to serve as lead plaintiffs, or the Consolidation Order. The Consolidation Order also sets certain timelines by which responsive pleadings must be filed by the Company and the lead plaintiffs in the consolidated case. Under the Consolidation Order, the lead plaintiffs have until March 31, 2003 to file an amended, consolidated complaint; however, it is our understanding that the plaintiffs are in the process of requesting an extension to this deadline. Once the amended, consolidated complaint is filed, the Company shall have sixty (60) days from such date to answer or move to dismiss the amended complaint.

Item 4.     Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of our stockholders during the fourth quarter of 2002.

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

	High	Low

2001

First quarter	$28.81	$14.38

Second quarter	$25.20	$17.19

Third quarter	$28.10	$11.34

Fourth quarter	$17.45	$10.30
2002

First quarter	$17.85	$14.29

Second quarter	$19.17	$5.30

Third quarter	$9.20	$4.68

Fourth quarter	$6.69	$3.92

Holders of Record

      On March 19, 2003, the last reported sale price of our common stock on the Nasdaq National Market was $8.16 per share. Also as of March 19, 2003, we had approximately 209 stockholders of record, and we believe our common stock was owned beneficially by approximately 7,000 stockholders.

Dividends

      We have never paid or declared any cash dividends on our common stock or other securities and do not anticipate paying cash dividends in the foreseeable future. We currently intend to retain all future earnings, if any, for use in the operation of our business.

Shares Available Under Equity Compensation Plans

      Information regarding securities authorized for issuance under equity compensation plans is provided under Item 12 — Security Ownership of Certain Beneficial Owners and Management elsewhere in this document.

Item 6.   Selected Financial Data

      You should read the following selected financial data in conjunction with our consolidated financial statements and the related notes thereto, and with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included elsewhere in this document. The statement of operations data for the years ended December 31, 2000, 2001 and 2002 and the balance sheet data at December 31, 2001 and 2002 are derived from, and are qualified by reference to, our audited consolidated financial statements, which appear elsewhere in this document. The statement of operations data for the years ended December 31, 1998 and 1999 and the balance sheet data at December 31, 1998, 1999 and 2000 set forth below, are derived from, and are qualified by reference to, our audited consolidated financial statements, which are not included in this document and are retroactively restated to give effect to the pooling of Transition Systems, Inc., MSI Solutions, Inc. and PowerCenter Systems, Inc., acquisitions that are discussed in more detail in Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations. Historical results are not necessarily indicative of results that you may expect for any future period.

	Year Ended December 31,
	(In thousands, except share and per share data)

	1998	1999	2000	2001	2002

Statement of Operations Data:

Total revenues	$185,306	$254,169	$221,318	$239,676	$218,068

Costs and expenses:

Cost of revenues	110,138	151,469	155,503	137,826	131,314

Sales and marketing	29,651	36,316	40,143	42,698	53,175

Research and development	37,139	44,151	37,382	37,034	46,228

General and administrative	11,107	11,426	10,380	10,278	12,434

Depreciation and amortization	11,600	14,706	13,442	13,900	8,531

Write-down of investment	4,778	—	—	—	—

Write-off of in-process research and development	2,392	—	—	—	—

Write-off of MSA	7,193	—	—	—	—

Pooling and transaction costs	5,033	1,648	1,900	(472)	—

Restructuring charge	—	5,133	1,198	—	—

Total costs and expenses	219,031	264,849	259,948	241,264	251,682

Loss from operations	(33,725)	(10,680)	(38,630)	(1,588)	(33,614)

Interest income, net	2,701	1,235	1,075	5,996	4,016

Other income, net	—	—	3,596	—	—

(Loss) income before income taxes	(31,024)	(9,445)	(33,959)	4,408	(29,598)

Provision for income taxes	4,252	—	—	—	165

Net (loss) income	(35,276)	(9,445)	(33,959)	4,408	(29,763)

Dividends and accretion on mandatorily redeemable preferred stock	(10,928)	—	—	—	—

Net (loss) income available to common stockholders	$(46,204)	$(9,445)	$(33,959)	$4,408	$(29,763)

Basic net (loss) income per common share	$(1.95)	$(0.27)	$(0.92)	$0.10	$(0.67)

Diluted net (loss) income per common share	$(1.95)	$(0.27)	$(0.92)	$0.09	$(0.67)

Basic weighted average common shares outstanding	23,668,072	34,803,934	36,765,975	43,243,512	44,710,754

Diluted weighted average common shares outstanding	23,668,072	34,803,934	36,765,975	46,795,361	44,710,754

	Year Ended December 31,

	(in thousands)

	1998	1999	2000	2001	2002

Balance Sheet Data:

Cash and cash equivalents	$37,983	$33,956	$20,799	$168,942	$183,500

Working capital	25,724	33,103	17,985	174,951	140,368

Total assets	221,014	202,935	156,112	300,494	301,197

Debt, including current portion	1,890	—	1,491	—	—

Stockholders’ equity	98,442	101,301	73,404	218,201	192,597

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

      We were founded in December 1995 and initially grew through a series of strategic acquisitions, which were completed by June 1999. For acquisitions accounted for as a purchase, our consolidated financial statements reflect the financial results of the purchased entities from the respective dates of the purchase. For all transactions accounted for using the pooling of interests method, our consolidated financial statements have been retroactively restated as if the transactions had occurred at the beginning of the earliest period presented. Our acquisitions are summarized in the following table:

Method of
Transaction	Date	Accounting

ALLTEL Healthcare Information Services, Inc., or Alltel	1/24/97	Purchase

SDK Medical Computer Services Corporation, or SDK	6/26/97	Purchase

Emtek Healthcare Systems, or Emtek a division of Motorola, Inc., or Motorola	1/30/98	Purchase

HealthVISION, Inc. (acquired by Transition), or HealthVISION	12/3/98	Purchase

Transition Systems, Inc., or Transition	12/31/98	Pooling

PowerCenter Systems, Inc., or PCS	2/17/99	Pooling

Intelus Corporation, or Intelus, and MedData Systems, Inc., or Med Data, wholly owned subsidiaries of Sun Gard Data Systems, Inc.	3/31/99	Purchase

MSI Solutions, Inc. and MSI Integrated Services, Inc., or collectively MSI	6/17/99	Pooling

      During July 1999, we invested in HEALTHvision, Inc., or HEALTHvision, a Dallas-based, privately held internet healthcare company, in conjunction with VHA, Inc. and investment entities affiliated with General Atlantic Partners, LLC. HEALTHvision provides Internet solutions to hospital organizations to assist them in improving patient care in the local communities they serve. We purchased 3,400,000 shares of common stock for $34,000, which at the time represented 34% of the outstanding common stock on an if-converted basis. As of December 31, 2002, our shares represented approximately 28% of the common stock of HEALTHvision on an if-converted basis. We account for our investment in HEALTHvision using the equity method of accounting. Due to losses recognized under the equity method, the recorded balance of the investment in HEALTHvision was $0 as of December 31, 2002. In connection with our relationship with HEALTHvision, we have entered into a joint marketing arrangement under which both organizations agreed to jointly market products and services to their customers. Under this agreement, we paid HEALTHvision $2.2 million during 2002 for the sale of products and services and owed HEALTHvision $432,000 as of December 31, 2002. Also, during 2002, we earned revenues from HEALTHvision of $1.0 million for hosting and other related services and had accounts receivable due from HEALTHvision of $353,000 at December 31, 2002. Additionally, we have a note receivable from HEALTHvision of $293,000 as of December 31, 2002, bearing interest at the prime rate, with repayments due quarterly beginning March 31, 2004. Our Chairman Emeritus, Harvey J. Wilson, serves as co-chairman of HEALTHvision. We are not required to provide funding to HEALTHvision and have made no guarantees on their behalf.

Critical Accounting Policies

      We believe there are several accounting policies that are critical to understanding our historical and future performance, as these policies affect the reported amount of revenue and other significant areas involving management’s judgments and estimates. These significant accounting policies relate to revenue recognition, allowance for doubtful accounts and software development. Please refer to Note 2 to the consolidated financial statements for further discussion of our accounting policies.

     Revenue Recognition

      We recognize revenues in accordance with the provisions of Statement of Position, or SOP, No. 97-2, “Software Revenue Recognition,” as amended by SOP 98-9 and clarified by Staff Accounting Bulletin, or SAB, 101 “Revenue Recognition in Financial Statements”. SOP No 97-2, as amended, generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of those elements.

      Our contractual arrangements are evaluated on a contract-by-contract basis and often require judgment and estimates that affect the timing of revenue recognized in our statements of operations. Specifically, we may be required to make judgments about:

•	whether the fees associated with our products and services are fixed or determinable;

•	whether or not collection of our fees is reasonably assured;

•	whether professional services are essential to the functionality of the related software product;

•	whether we have the ability to make reasonably dependable estimates in the application of the percentage-of-completion method; and

•	whether we have verifiable objective evidence of fair value for our products and services.

      We generally contract under multiple element arrangements, which include software license fees, hardware and services including implementation, consulting and software maintenance. Under these arrangements, where vendor specific objective evidence exists for all undelivered elements, we account for the delivered elements in accordance with the “residual method.” Under the residual method, we allocate revenue to each element in a multiple element arrangement based on the element’s respective fair value, with the fair value determined by the price charged when that element is sold separately. For arrangements in which vendor specific objective evidence does not exist for each element, including specified upgrades, revenue is deferred and not recognized until delivery of all of the elements without vendor specific objective evidence has occurred.

      We enter into long-term multiple element arrangements in which we provide our customers with comprehensive technology solutions. These arrangements typically include multiple software products (including the right to future products within the suites purchased), implementation and consulting services, maintenance, and, where desired by the customer, outsourcing and remote hosting services. These contracts generally provide for monthly or annual payments over the term of the contracts, which typically range from seven to ten years. We generally recognize revenues under these arrangements on a monthly basis evenly over the term of the contract. During 2002, we began to enter into arrangements that consist of fees for a multi-year, time-based software license, hardware and services including implementation, consulting and software maintenance. The Company recognizes the revenue under these arrangements in accordance with SOP No. 97-2, including the AICPA Software Revenue Recognition Task Force Technical Practice Aid 5100.54. During the transition to these new contracts, we expect our operating results to reflect lower revenues and cash flows. However, we believe that these new contracting options will provide for more predictable revenues over the term of the arrangement.

      For arrangements bundled with services and maintenance where such services are considered essential to the functionality of the software and provide for payments upon the achievement of implementation milestones, we recognize revenues using the percentage-of-completion method, following the guidance in the AICPA Statement of Position No. 81-1, or SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. Under the percentage-of-completion method, revenues are recognized based upon the proportion of labor hours incurred in relation to the total labor hours estimated under the agreement. Determining factors for percentage-of-completion include the nature of services required and the provision for payments of software and services upon the achievement of implementation milestones. Under the percentage-of-completion method, revenue and profit are recognized throughout the term of the contract, based upon estimates of the total labor hours to be incurred and revenues to be generated throughout the term of the contract. Changes in estimates of total labor hours and the related effect on the timing of revenues and profits are recognized in the period in which they are determinable. Accordingly, changes in these estimates could occur and could have a material effect on our operating results in the period of change.

      Remote hosting and outsourcing services are marketed under long-term arrangements generally over periods of five to ten years. Revenues from these arrangements are recognized as the services are performed.

      Software support and maintenance fees are marketed under annual and multi-year arrangements and are recognized as revenue ratably over the contracted maintenance term. Hardware sales are generally recognized upon delivery to the customer.

      Deferred revenue consists of payments received for which the revenue has not yet been recognized in accordance with the above revenue recognition policies. Long-term deferred revenue, at December 31, 2002, represents amounts received from license fees, maintenance and other services to be earned after December 31, 2003.

     Allowance for Doubtful Accounts

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

     Capitalized Software Development Costs

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

Costs of Revenues

      The principal costs of systems and services revenues are salaries, benefits and related overhead costs for implementation, remote hosting and outsourcing personnel. Other significant costs of systems and services revenues are the amortization of capitalized software development costs, acquired technology and a network services intangible asset. Capitalized software development costs are amortized generally over three years on a straight-line basis commencing upon general release of the related product or based on the ratio that current revenues bear to total anticipated revenues for the applicable product. Acquired technology is amortized over three to five years based upon the estimated economic life of the underlying asset, and the remaining balance will be fully amortized during 2003. The network services intangible asset, which was amortized on a straight-line basis over three years, became fully depreciated in March 2001. Cost of revenues related to hardware sales includes only our cost to acquire the hardware from the manufacturer.

Sales and Marketing

      Sales and marketing expenses consist primarily of salaries, benefits, commissions and related overhead costs. Other costs include expenditures for marketing programs and events, public relations, trade shows, advertising and related communications.

Research and Development

      Research and development expenses consist primarily of salaries, benefits and related overhead as well as consultants associated with our design, development and testing of new products. We capitalize certain software development costs subsequent to attaining technological feasibility. These costs are amortized as an element of cost of systems and services revenues.

General and Administrative

      General and administrative expenses consist primarily of salaries, benefits and related overhead costs for administration, executive, finance, legal, human resources, purchasing and internal systems personnel, as well as accounting and legal fees and expenses.

Depreciation and Amortization

      We depreciate the costs of our tangible capital assets on a straight-line basis over the estimated economic lives of the assets, which generally range from three to seven years. Acquisition-related intangible assets, which primarily consisted of the value of ongoing customer relationships and goodwill, have been amortized based upon their estimated economic lives at the time of the acquisition, and have therefore varied among acquisitions. The acquired customer relationships became fully amortized in January of 2002. In accordance with Statement of Financial Accounting Standards, or SFAS, No. 142, our amortization of goodwill ceased as of January 1, 2002, leaving a recorded balance of $454,000 of goodwill as of December 31, 2001. At least on an annual basis, we conduct an impairment review of our remaining goodwill balance. As of December 31, 2002, there was no impairment of the remaining goodwill balance.

Restructuring Charge

      During 2000, we initiated and completed a restructuring of our operations. This restructuring rationalized employee headcount after we completed the integration of our acquisitions. Additionally, we consolidated our research and development and implementation functions. Charges in connection with this restructuring in 2000 totaled $1.2 million.

Taxes

      As of December 31, 2002, we had net operating loss carryforwards for federal income tax purposes of $153.2 million. The carryforwards expire in varying amounts through 2022 and are subject to certain restrictions. Based on evidence then available, we did not record a benefit for the resulting net deferred tax asset at December 31, 2000, 2001 and 2002, because we believed it was more likely than not that we would not realize our net deferred tax asset. Accordingly, we have recorded a valuation allowance against our total net deferred tax asset.

Results of Operations

2002 Compared to 2001

      Total revenues for the year ended December 31, 2002 decreased $21.6 million, or 9.0%, to $218.1 million, from $239.7 million for 2001. Systems and services revenues decreased $20.0 million, or 8.9%, to $203.2 million for the year ended December 31, 2002, from $223.2 million for 2001. The decrease in systems and services revenues in 2002 was primarily a result of minimal software license fees in the third and fourth quarters of 2002. The decrease in license fees was the result of a shortfall in new sales bookings during the third quarter of 2001 and the second quarter of 2002, which negatively impacted revenues during the last three quarters of 2002. Additionally, the decrease was related to a change in contracting mix in the last two quarters of 2002, in which we began to predominantly contract under arrangements that provide for payments to be spread more evenly over the term of the contract, as compared to our historical contracting methods. Since the third quarter of 2002, the majority of our contracts have been executed under these types of arrangements. As the

Company continues to contract under these types of arrangements, we expect our operating results to reflect lower revenues and cash flows in the short-term. In addition, we believe that some of our customers and prospects delayed their decisions to purchase our products in anticipation of the initial SunriseXATM releases in 2002.

      However, we believe that these new contracting options will provide for more predictable revenues over the terms of the arrangements. Furthermore, in the fourth quarter of 2001, the Company began an initiative to expand the sales and marketing functions. Under this initiative the company’s sales and marketing team has grown from approximately 190 at December 31, 2001 to more than of 260 at December 31, 2002, including the addition of a new executive vice president responsible for all sales activities and other key management positions. This program was implemented to increase the market presence of our sales organization and enhance the market awareness of our company and its products and services. During this expansion, the Company’s sales and marketing organization experienced considerable change and administrative disruption, which negatively impacted the closing of new contracts during the second quarter of 2002.

      Hardware revenues decreased approximately $1.6 million, or 10.0%, to $14.9 million for the year ended December 31, 2002, from $16.5 million for 2001. The decrease in hardware revenues in 2002 was primarily due to decreased shipments under contracts entered into in 2001 and 2002. The lower shipments were primarily attributable to a higher percentage of new contracts being remote hosting and outsourcing as well as the shortfall in bookings during the second quarter of 2002.

      Total cost of revenues decreased approximately $6.5 million, or 4.7%, to $131.3 million, for the year ended December 31, 2002, from $137.8 million for 2001. Cost of systems and services revenues decreased approximately $5.3 million, or 4.2%, to $119.0 million, for the year ended December 31, 2002, compared to $124.3 million for 2001. However, as a percentage of total revenues, total cost of revenues increased to 60.2% in 2002, compared to 57.5% for 2001. Likewise, cost of systems and services revenues increased to 58.6% of systems and services revenues in 2002, compared to 55.7% for 2001. These costs decreased primarily due to lower amortization of acquisition related acquired technology and network services assets, which amounted to $16.6 million for 2001 compared to $2.9 million for 2002, as a result of certain assets becoming fully amortized. These reductions were partially offset by various other factors including higher software royalties and payroll related costs, in particular medical insurance. Additionally, amortization of capitalized software development costs increased to $6.3 million in 2002, compared to $4.5 million for 2001, as a result of certain new products, such as new releases of our Sunrise suite, including SunriseXA™, becoming available for general release. Furthermore, during 2002 we incurred incremental costs of $1.6 million related to additional obligations arising from contracts assumed in prior acquisitions.

      Cost of hardware revenues decreased $1.3 million, or 9.6%, to $12.3 million, for the year ended December 31, 2002, compared to $13.6 million for 2001. As a percentage of hardware revenues, cost of hardware revenues increased slightly to 82.6% in 2002, compared to 82.2% for 2001. The decrease in cost of hardware revenues for 2002 was directly attributable to the decreased shipments discussed above.

      Sales and marketing expenses increased $10.5 million, or 24.5%, to $53.2 million, or 24.4% of total revenues, for the year ended December 31, 2002, from $42.7 million, or 17.8% of total revenues, for 2001. The increase in sales and marketing expenses was primarily due to the program we initiated, during the fourth quarter of 2001, to significantly expand the size of our sales and marketing organization. This program is expected to continue to result in higher expenses. Additionally, there was an increase in expenditures for marketing events held in 2002, as compared to 2001.

      Research and development expenses increased $9.2 million, or 24.8% to $46.2 million, or 21.2% of total revenues, for the year ended December 31, 2002, compared to $37.0 million, or 15.5% of total revenues, for 2001. The increase in research and development expenses was due primarily to an initiative we implemented in the fourth quarter of 2001. This program accelerates the migration onto the Microsoft .NET platform for our SunriseXA™ products. This initiative, which increased the number of employees in our product delivery organization, which include research and development, from 645, as of December 31, 2001, to 731 employees, as of December 31, 2002, is expected to result in continued heightened research and development expenses. The percentage of research and development expenditures capitalized for the year ended December 31, 2002 was 16.0%, or $8.8 million, compared to 15.7%, or $6.9 million, for 2001. As discussed above, amortization of capitalized software development costs, which is included as a component of cost of systems and systems revenues, increased by approximately $1.8 million, to $6.3 million for the year ended December 31, 2002, compared to $4.5 million for 2001.

      General and administrative expenses increased approximately $2.1 million, or 21.0% to $12.4 million, or 5.7% of total revenues, for the year ended December 31, 2002, compared to $10.3 million, or 4.3% of total revenues, for 2001. The increase in general and administrative expenses was the result of higher legal expenses, primarily related to the shareholder litigation, and higher insurance costs.

      Depreciation and amortization decreased $5.4 million, or 38.6%, to $8.5 million, or 3.9% of total revenues, for the year ended December 31, 2002, from $13.9 million, or 5.8% of total revenues, for 2001. The decrease was primarily the result of lower acquisition related amortization, which amounted to $0.2 million in 2002, compared to $6.7 million in 2001. This decline related to the completion of amortization of certain intangibles, which became fully amortized during the fourth quarter of 2001, as well as the adoption of SFAS 142, which eliminated the amortization of goodwill. The decrease in amortization was partially offset by higher depreciation of fixed assets purchased during 2001 and 2002.

      Pooling and transaction costs in 2001 related to the completion of the integration of one of our acquisitions for approximately $0.5 million less than previously estimated.

      Interest income decreased $2.0 million to $4.0 million for the year ended December 31, 2002, from $6.0 million for 2001. This decrease was a result of significantly lower yields, due to lower interest rates, on our cash and cash equivalents in 2002, compared to 2001. The effect of the lower interest rates was only partially offset by higher average balances of cash and cash equivalents throughout 2002, compared to 2001. Cash and cash equivalents increased during 2002 primarily from cash generated from operating activities.

      As a result of these factors, we had net loss of $29.8 million for the year ended December 31, 2002, compared to a net income of $4.4 million for the year ended December 31, 2001.

2001 Compared to 2000

      Total revenues for the year ended December 31, 2001 increased $18.4 million, or 8.3%, to $239.7 million, from $221.3 million for 2000. Systems and services revenues increased approximately $15.0 million, or 7.2%, to $223.2 million for the year ended December 31, 2001, from $208.2 million for 2000. The increase in systems and services revenues in 2001 was primarily attributable to revenues generated under our comprehensive solutions offerings, which we began to offer during the second quarter of 2000, and other new contracted business. The increase in 2001 revenues was also contributed to by improvements we made in our product delivery area, which includes research and development, implementation and customer support. These functions were consolidated under one management team in 2000 to help improve all aspects of the product delivery cycle. Significant investments were made in this area to standardize the development, implementation and ongoing support of our products. These investments, among other things, helped shorten the product development and implementation cycles while improving quality in each area.

      Hardware revenues increased $3.4 million, or 26.1%, to $16.5 million for the year ended December 31, 2001, from $13.1 million for 2000. The increase in hardware revenues in 2001 was primarily due to increased shipments under contracts entered into in 2000 and 2001.

      Total cost of revenues decreased approximately $17.7 million, or 11.4%, to $137.8 million, or 57.5% of total revenues, for the year ended December 31, 2001, from $155.5 million, or 70.3% of total revenues, for 2000. Cost of systems and services revenues decreased $20.9 million, or 14.4%, to $124.3 million, or 55.7% of systems and services revenues, for the year ended December 31, 2001, compared to $145.2 million, or 69.7% of systems and services revenues, for 2000. These costs decreased primarily as a result of the realization of integration synergies and the restructurings discussed above, which resulted in lower salaries and payroll related expenses, including medical insurance and travel. Additionally, as mentioned above, we reorganized the implementation organization to improve operating processes and procedures. In connection with the improvements related to the reorganization, we reduced the usage of outside consultants resulting in lower expenses. Another factor contributing to the decrease was lower amortization of acquisition related acquired technology and network services assets, which amounted to $16.6 million for 2001, compared to $18.4 million for 2000. These cost savings were partially offset by higher amortization of capitalized software development costs, which amounted to $4.5 million for 2001, compared to $2.9 million for 2000. Additionally, in 2000 we recorded an $8.7 million charge related to the write-down of certain receivables assumed in acquisitions from previous years.

      Cost of hardware revenues increased $3.2 million, or 31.1%, to $13.6 million, or 82.2% of hardware revenues, for the year ended December 31, 2001, compared to $10.4 million, or 79.0% of hardware revenues, for 2000. The increase in cost of hardware revenues for 2001 was directly attributable to higher hardware revenues and lower margins due to pricing pressure in the hardware sector.

      Sales and marketing expenses increased $2.6 million, or 6.4%, to $42.7 million, for the year ended December 31, 2001, from $40.1 million, for 2000. However, as a percentage of total revenues, sales and marketing expenses declined slightly from 18.1% to 17.8%. The increase in sales and marketing expenses for 2001 was primarily due to an increase in commissions resulting from an increase in new contracted business as well as the program we initiated, during the fourth quarter of 2001, to significantly expand the size of our sales and marketing organization.

      Research and development expenses were $37.0 million, or 15.5% of total revenues, for the year ended December 31, 2001, compared to $37.4 million, or 16.9% of total revenues, for 2000. The decrease in research and development expenses for 2001 was due primarily to the realization of integration synergies and the restructuring. The percentage of research and development expenditures capitalized for 2001 was 15.7%, compared to 14.6% for 2000. As a result of certain products becoming available for general release, amortization of capitalized software development costs, which is included in cost of systems and services revenues, increased by $1.6 million to $4.5 million for 2001, compared to $2.9 million for 2000. Research and development expenses that were capitalized were $6.4 million and $6.9 million for 2000 and 2001, respectively.

      General and administrative expenses were $10.3 million, or 4.3% of total revenues, for the year ended December 31, 2001 compared to $10.4 million, or 4.7% of total revenues, for 2000.

      Depreciation and amortization increased $0.5 million, or 3.4%, to $13.9 million, or 5.8% of total revenues, for the year ended December 31, 2001, from $13.4 million, or 6.1% of total revenues, for 2000. The increase was primarily the result of depreciation of fixed assets purchased during 2001 partially offset by lower amortization of goodwill related to the HealthVISION acquisition. The amortization of goodwill related to the HealthVISION acquisition, which became fully amortized in 2001, amounted to $4.0 million and $3.7 million for 2000 and 2001, respectively.

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

      During 2000, the Company initiated and completed a restructuring of its operations. This restructuring rationalized employee headcount following the Company’s completion of the integration of its prior acquisitions. Additionally, the Company consolidated its research and development and implementation functions. Charges in connection with this restructuring totaled $1.2 million.

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

Liquidity and Capital Resources

      During 2002, operating activities provided $32.2 million of cash, primarily as a result of cash collected from customers, partially offset by increased sales and marketing and research and development costs. Investing activities used $21.7 million of cash, primarily for the purchase of fixed assets and the funding of software development costs. Financing activities provided $4.0 million of cash, as a result of the exercise of stock options and the purchase of common stock under our employee stock purchase plan.

      As of December 31, 2002, our principal source of liquidity is our balance of $183.5 million in cash and cash equivalents.

      Our future capital requirements will depend upon a number of factors, including the rate of growth of our sales and the timing and level of research and development activities. As of December 31, 2002, we did not have any material commitments for capital expenditures. We believe that our available cash and cash equivalents and anticipated cash generated from our future operations will be sufficient to meet our operating requirements at least through 2003.

Contracts and Commitments

      The following table provides information related to our contractual cash obligations under various financial and commercial agreements as of December 31, 2002 (in thousands):

	Payments Due by Period

		Less than	1 - 3	4 - 5	After 5
Contractual Obligations	Total	1 year	years	years	years

Operating Leases	$37,059	$10,185	$14,241	$9,363	$3,270

Unconditional Purchase Obligations	6,022	2,219	3,803	—	—

Total Contractual Cash Obligations	$43,081	$12,404	$18,044	$9,363	$3,270

      The unconditional purchase obligations consist of minimum purchase commitments for telecommunications services and airplane charters. The contract for airplane charters is discussed in further detail in note 9 to the consolidated financial statements “Related Party Transactions” included herein.

New Accounting Pronouncements

      In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred. It nullifies the guidance in EITF Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” Under EITF 94-3, an entity recognized a liability for an exit cost on the date that the entity committed itself to an exit plan. In SFAS 146, the Board acknowledges that an entity’s commitment to a plan does not, by itself, create a present obligation to other parties that meets the definition of a liability. SFAS 146 also establishes that fair value is the objective for the initial measurement of the liability. SFAS 146 became effective for exit or disposal activities that were initiated after December 31, 2002.

The Company does not expect the adoption of SFAS 146 to have a significant impact on the Company’s financial position or results of operations.

      In November 2002, the FASB reached a consensus on EITF Issue 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” or the Issue. The guidance in this Issue is effective for revenue arrangements entered into fiscal years beginning after June 15, 2003. The Issue addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. Specifically, the Issue addresses how to determine whether an arrangement involving multiple deliverables contains more than one earnings process and, if it does, how to divide the arrangement into separate units of accounting consistent with the identified earnings processes for revenue recognition purposes. The Issue also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. We currently follow the appropriate accounting pronouncement as discussed in our Revenue Recognition policy note and anticipate that the Issue will have no impact on the results of operations, financial position or cash flows.

      In November 2002, the FASB issued FASB Interpretation 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others.” This interpretation clarifies the requirements of SFAS 5, “Accounting for Contingencies,” relating to guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. This interpretation is intended to improve the comparability of financial reporting by requiring identical accounting for guarantees issued with a separately identified premium and guarantees issued without a separately identified premium. The interpretation’s provisions for initial recognition and measurement are required on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of both interim and annual periods that ended after December 15, 2002. We have adopted the disclosure provisions of this interpretation and it did not have a material impact on our financial position, results of operations, or cash flows. We will adopt the remaining provisions on January 1, 2003 and believe that this Interpretation will not have a material impact on our financial position, results or operations, or cash flows.

      In December 2002, the FASB issued SFAS 148, “Accounting for Stock Based Compensation — Transition and Disclosure — an Amendment to SFAS 123.” SFAS 148 provides two additional transition methods for entities that adopt the preferable method of accounting for stock based compensation. Further, the statement requires disclosure of comparable information for all companies regardless of whether, when, or how an entity adopts the preferable, fair value based method of accounting. These disclosures are now required for interim periods in addition to the traditional annual disclosure. The amendments to SFAS 123, which provides for additional methods, are effective for periods beginning after December 15, 2002, although earlier application is permitted. The amendments to the disclosure requirements are required for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. We anticipate that we will adopt the additional disclosure requirements in our interim and annual filings of SFAS 148 and will continue to account for stock based compensation under APB No. 25.

      In January 2003, the FASB issued FASB Interpretation 46, “Consolidation of Variable Interest Entities.” This interpretation of Accounting Research Bulletin 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities that possess certain characteristics. The interpretation requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity must be included in the consolidated financial statements with those of the business enterprise. This interpretation applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. We do not have any ownership in any variable interest entities as of December 31, 2002. We will apply the consolidation requirement of the interpretation in future periods if we should own any interest in any variable interest entity.

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

      We do not currently enter into foreign currency hedge transactions. Through December 31, 2002, foreign currency fluctuations have not had a material impact on our financial position or results of operations.

Item 8.  Financial Statements and Supplementary Data

Index to Consolidated Financial Statements:

      Financial Statements:

     Financial Statement Schedules:

Schedule II — Valuation of Qualifying Accounts for each of the three years in the period ended December 31, 2002	54

      All other schedules are omitted as they are not applicable or the required information is shown in the financial statements or notes thereto.

Signatures	59

Certifications	60

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
and the Stockholders of Eclipsys Corporation:

      In our opinion, the consolidated financial statements listed in the accompanying index on page 31 present fairly, in all material respects, the financial position of Eclipsys Corporation and its subsidiaries at December 31, 2001 and December 31, 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index on page 31 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in note 2, the Company adopted statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” as of January 1, 2002.

PricewaterhouseCoopers LLP

Atlanta, Georgia
January 24, 2003

ECLIPSYS CORPORATION

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,

	2001	2002

Assets

Current assets:

Cash and cash equivalents	$168,942	$183,500

Accounts receivable, net of allowance for doubtful accounts of $5,572 and $3,412 at December 31, 2001 and 2002, respectively	66,094	46,822

Inventory	667	656

Other current assets	18,424	16,921

Total current assets	254,127	247,899

Property and equipment, net	21,675	26,800

Capitalized software development costs, net	13,831	16,375

Acquired technology, net	3,345	267

Goodwill, net	454	454

Intangible assets, net	174

Other assets	6,888	9,402

Total assets	$300,494	$301,197

Liabilities and Stockholders’ Equity

Current liabilities:

Deferred revenue	$56,428	$79,235

Accrued compensation costs	12,219	14,442

Other current liabilities	10,529	13,854

Total current liabilities	79,176	107,531

Deferred revenue	2,418	843

Other long-term liabilities	699	226
Commitments and contingencies (See note 8)

Stockholders’ Equity:

Common stock, $0.01 par value, 200,000,000 shares authorized; issued and outstanding, 44,382,413 and 45,088,872	444	451

Additional paid-in capital	400,242	405,380

Unearned stock compensation	(32)	(1,021)

Accumulated deficit	(182,051)	(211,814)

Accumulated other comprehensive income	(402)	(399)

Total stockholders’ equity	218,201	192,597

Total liabilities and stockholders’ equity	$300,494	$301,197

The accompanying notes are an integral part of these consolidated financial statements.

ECLIPSYS CORPORATION

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Year Ended December 31,

	2000	2001	2002

Revenues:

Systems and services	$208,224	$223,171	$203,218

Hardware	13,094	16,505	14,850

Total revenues	221,318	239,676	218,068

Costs and expenses:

Cost of systems and services revenues	145,153	124,255	119,044

Cost of hardware revenues	10,350	13,571	12,270

Sales and marketing	40,143	42,698	53,175

Research and development	37,382	37,034	46,228

General and administrative	10,380	10,278	12,434

Depreciation and amortization	13,442	13,900	8,531

Pooling and transaction costs	1,900	(472)	—

Restructuring charge	1,198	—	—

Total costs and expenses	259,948	241,264	251,682

Loss from operations	(38,630)	(1,588)	(33,614)

Interest income, net	1,075	5,996	4,016

Other income, net	3,596	—	—

(Loss) income before income taxes	(33,959)	4,408	(29,598)

Provision for income taxes	—	—	165

Net (loss) income	$(33,959)	$4,408	$(29,763)

Net (loss) income per share:

Basic net (loss) income per common share	$(0.92)	$0.10	$(0.67)

Diluted net (loss) income per common share	$(0.92)	$0.09	$(0.67)

Basic weighted average common shares outstanding	36,765,975	43,243,512	44,710,754

Diluted weighted average common shares outstanding	36,765,975	46,795,361	44,710,754

The accompanying notes are an integral part of these consolidated financial statements.

ECLIPSYS CORPORATION

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,

	2000	2001	2002

Operating activities:

Net (loss) income	$(33,959)	$4,408	$(29,763)

Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:

Depreciation and amortization	36,418	36,472	19,576

Provision for bad debts	3,855	4,305	2,205

Write-down of accounts receivable	9,400	—	—

Write-down of investment	836	—	—

Gain on sale of investment	(4,462)	—	—

Stock compensation expense	144	144	134

Changes in operating assets and liabilities:

Accounts receivable	(1,061)	(6,487)	16,443

Inventory	(880)	202	11

Other current assets	6,349	(11,570)	1,503

Other assets	(1,825)	(684)	(4,203)

Deferred revenue	(7,911)	7,617	21,233

Other current liabilities	(16,184)	(5,613)	5,547

Other long-term liabilities	(1,387)	(928)	(473)

Total adjustments	23,292	23,458	61,976

Net cash (used in) provided by operating activities	(10,667)	27,866	32,213

Investing activities:

Purchase of investments	(7,905)	—	—

Sale of investments	12,432	—	—

Purchases of property and equipment	(8,019)	(11,601)	(12,857)

Capitalized software development costs	(6,407)	(6,876)	(8,823)

Net cash used in investing activities	(9,899)	(18,477)	(21,680)

Financing activities:

Borrowings	2,012	—	—

Payments on borrowings	(521)	(1,491)	—

Exercise of warrants	4	—	—

Sale of common stock	—	123,231	—

Exercises of stock options	4,330	14,683	1,470

Employee stock purchase plan	1,492	2,498	2,552

Net cash provided by financing activities	7,317	138,921	4,022

Effect of exchange rates on cash and cash equivalents	92	(167)	3

Net (decrease) increase in cash and cash equivalents	(13,157)	148,143	14,558

Cash and cash equivalents — beginning of year	33,956	20,799	168,942

Cash and cash equivalents — end of year	$20,799	$168,942	$183,500

Cash paid for interest	$388	$51	$—

Cash paid for income taxes	$62	$69	$110

The accompanying notes are an integral part of these consolidated financial statements.

ECLIPSYS CORPORATION

Consolidated Statement of Changes in Stockholders’ Equity

(in thousands)

	Voting and						Accumulated
	Non-Voting						Other
	Common Stock		Additional	Unearned		Comprehensive	Comprehensive
			Paid-in	Stock	Accumulated	Income	Income
	Shares	Amount	Capital	Compensation	Deficit	(Loss)	(Loss)	Total

Balance at December 31, 1999	36,303,825	$363	$254,085	$(320)	$(152,500)		$(327)	$101,301

Exercise of stock options	495,328	5	2,988					2,993

Employee stock purchase plan	296,203	3	2,704					2,707

Exercise of warrants	40,765	—	4					4

Compensation expense recognized			122	144				266

Net loss					(33,959)	$(33,959)		(33,959)

Foreign currency translation adjustment						92	92	92

Other comprehensive income						92

Comprehensive income						(33,867)

Balance at December 31, 2000	37,136,121	371	259,903	(176)	(186,459)		(235)	73,404

Exercise of stock options	1,317,632	15	14,668					14,683

Employee stock purchase plan	178,660		2,498					2,498

Public offering	5,750,000	58	123,173					123,231

Compensation expense recognized				144				144

Comprehensive income:

Net income					4,408	4,408		4,408

Foreign currency translation adjustment						(167)	(167)	(167)

Other comprehensive income						(167)

Comprehensive income						4,241

Balance at December 31, 2001	44,382,413	444	400,242	(32)	(182,051)		(402)	218,201

Exercise of stock options	190,917	2	1,468					1,470

Employee stock purchase plan	365,542	4	2,548					2,552

Issuance of restricted stock	150,000	1	1,122	(1,123)				—

Compensation expense recognized				134				134

Comprehensive income:

Net loss					(29,763)	(29,763)		(29,763)

Foreign currency translation adjustment						3	3	3

Other comprehensive income						3

Comprehensive income						(29,760)

Balance at December 31, 2002	45,088,872	$451	$405,380	$(1,021)	$(211,814)		$(399)	$192,597

The accompanying notes are an integral part of these consolidated financial statements.

ECLIPSYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Organization and Description of Business

      Eclipsys Corporation (“Eclipsys”) and its subsidiaries (collectively, the “Company”) is a healthcare information technology company. Eclipsys designs and offers a comprehensive package of software applications and services that together enable providers in a variety of healthcare settings to improve the effectiveness of their operations. Eclipsys’ advanced software solutions and services assist healthcare organizations (HCOs) in improving their outcomes by augmenting the quality of care and the level of patient satisfaction, reducing costs and enhancing revenues. Eclipsys’ products perform the core information technology functions required by healthcare organizations and other healthcare providers throughout the healthcare enterprise. Eclipsys’ services offerings include consulting, outsourcing, remote hosting, networking technologies and other related services.

2.     Summary of Significant Accounting Policies

Principles of Consolidation

      The financial statements include the accounts of Eclipsys and its wholly owned subsidiaries. All intercompany transactions have been eliminated in consolidation. The Company manages its business as one reporting segment.

Use of Estimates

      The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosures of contingent assets and liabilities. The estimates and assumptions used in the accompanying consolidated financial statements are based upon management’s evaluation of the relevant facts and circumstances as of the date of the financial statements. Actual results could differ from those estimates. The most significant potential differences relate to the allowance for doubtful accounts, revenues recognized under the percentage-of-completion method, the amounts recorded for capitalized software development costs and the valuation allowance for deferred tax assets.

Reclassifications

      Certain prior period amounts have been reclassified to conform to the 2002 presentation. See discussion of EITF Issue 01-14, under New Accounting Pronouncements, herein.

Cash and Cash Equivalents

      For purposes of the consolidated statement of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash equivalents are stated at cost plus accrued interest, which approximates market value.

Revenue Recognition

      Revenues are derived from licensing of computer software, software and hardware maintenance, remote hosting and outsourcing, training, implementation assistance, consulting and the sale of computer hardware. The Company recognizes revenue in accordance with the American Institute of Certified Public Accountants Statement of Position 97-2 “Software Revenue Recognition” (“SOP 97-2”) which requires, among other matters, that there be a signed contract evidencing an arrangement exists, delivery of the software has occurred, the fee is fixed or determinable and collectibility of the fee is probable.

ECLIPSYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.     Summary of Significant Accounting Policies — (Continued)

Systems and Services Revenue

Multiple Element Arrangements

      The Company generally contracts under multiple element arrangements, which include software license fees, hardware and services including consulting, implementation and software maintenance for periods of 3 to 7 years. Under these arrangements, where vendor specific objective evidence (“VSOE”) exists for all undelivered elements, the Company accounts for the delivered elements in accordance with the “residual method” prescribed by the AICPA Statement of Position (“SOP”) 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect of Certain Transactions.” For arrangements in which VSOE does not exist for each element, including specified upgrades, revenue is deferred and not recognized until delivery of all of the elements without VSOE has occurred. For software license arrangements that are bundled with services and maintenance where services are considered essential to the functionality of the software and provide for payments upon the achievement of implementation milestones, we recognize revenues using the percentage-of-completion method. Under these arrangements, software license fees and implementation fees are recognized over the implementation period, which has typically ranged from 12 to 24 months.

      In 2000, the Company began entering into long-term multiple element arrangements in which it provides its customers with comprehensive technology solutions. These arrangements typically include multiple software products (including the right to future products within the suites purchased), implementation and consulting services, maintenance, and, where desired by the customer, outsourcing and remote hosting services. The customer is entitled to these elements throughout the term of the arrangements, which range from seven to ten years. Payments are due yearly, quarterly or monthly over the arrangement term. The Company bundles all fees due under these comprehensive multiple element arrangements and recognizes the revenue ratably over the contract term. Additionally, these contracts may contain provisions by which the Company may earn additional fees based on customer savings or other objectives, as defined in the arrangements. These additional fees are recognized as revenues upon receipt of payment from the customer. In addition, the Company capitalizes related direct costs consisting of third party software costs and direct software implementation costs. These costs are amortized over the term of the arrangement. During 2002, we began to enter into arrangements that consist of fees for a multi-year, time-based software license, hardware and services including implementation, consulting and software maintenance. The Company recognizes the revenue under these arrangements in accordance with SOP No. 97-2, including the AICPA Software Revenue Recognition Task Force Technical Practice Aid 5100.54.

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

Services

      Remote hosting and outsourcing services are marketed under long-term arrangements generally over periods from 5 to 10 years. Revenues from these arrangements are recognized as the services are performed.

      Software maintenance fees are marketed under annual and multi-year agreements and are recognized as revenue ratably over the contracted maintenance term. The Company’s software maintenance arrangements include when and if available upgrades and do not contain specific upgrade rights.

ECLIPSYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.     Summary of Significant Accounting Policies — (Continued)

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

Unbilled Accounts Receivable and Deferred Revenue

      The timing of revenue recognition and contractual billing terms under certain multiple element arrangements may not precisely coincide, resulting in the recording of unbilled accounts receivable or deferred revenue. Customer payments are due under these arrangements in varying amounts upon the achievement of certain contractual milestones throughout the implementation periods, which generally range from 12 to 24 months. The current portion of unbilled accounts receivable is included in accounts receivable in the accompanying financial statements.

      In addition, the Company maintains certain long-term contracts used to finance a portion of certain customer hardware and software fees owed. These arrangements generally provide for payment terms that range from three to five years and carry interest rates that range from 7% to 10%. Such amounts are recorded as non-current unbilled accounts receivables until the customers are billed which is generally on a monthly basis. The non-current portion of amounts due related to these arrangements was $1.8 million and $1.5 million as of December 31, 2001 and 2002, respectively, and is included in other assets in the accompanying financial statements. The current portion of amounts due related to these arrangements is included in accounts receivable in the accompanying financial statements. Accounts receivable was composed of the following as of December 31, (in thousands):

	2001	2002

Accounts Receivable:

Billed accounts receivable, net	$56,114	$42,280

Unbilled accounts receivable related to long-term contracts (current portion)	3,212	2,860

Other unbilled accounts receivable, net	6,768	1,682

Total unbilled accounts receivable, net	9,980	4,542

Total accounts receivable, net	$66,094	$46,822

Inventory

      Inventory consists of computer equipment, parts and peripherals and is stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

Capitalized Software Development Costs

      The Company capitalizes a portion of its computer software development costs incurred subsequent to establishing technological feasibility. These costs include salaries, benefits, consulting and other directly related costs incurred in connection with programming and testing software products. Capitalization ceases when the products are generally released for sale to customers. Management monitors the net realizable value

ECLIPSYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.     Summary of Significant Accounting Policies — (Continued)

of all capitalized software development costs to ensure that the investment will be recovered through margins from future sales. Capitalized software development costs were approximately $6.4 million, $6.9 million and $8.8 million for the years ended December 31, 2000, 2001 and 2002, respectively. These costs are amortized over the greater of the ratio that current revenues bear to total and anticipated future revenues for the applicable product or the straight-line method over three years. Amortization of capitalized software development costs, which is included in cost of systems and services revenues, was approximately $2.9 million, $4.5 million and $6.3 million for the years ended December 31, 2000, 2001 and 2002, respectively. Accumulated amortization of capitalized software development costs was $14.1 million and $20.4 million as of December 31, 2001 and 2002, respectively.

Acquired Technology and Intangible Assets

      Acquired technology and intangible assets are amortized on a straight-line basis over their estimated useful lives. The carrying values of acquired technology and intangible assets are reviewed if the facts and circumstances suggest that they may be impaired and goodwill is reviewed at least annually. This review indicates whether assets will be recoverable based on future expected cash flows. The gross and net amounts for acquired technology, goodwill and intangible assets consisted of the following as of December 31, (in thousands):

	2001		2002

	Gross	Net	Gross	Net	Useful Life

Amounts subject to amortization:

Acquired technology	$95,795	$3,345	$95,795	$267	3 – 7 years

Ongoing customer relationships	10,690	174	10,690	—	5 years

Network services	5,764	—	5,764	—	3 years

	112,249	3,519	112,249	267

Amounts not subject to amortization:

Goodwill	17,834	454	454	454

	$130,083	$3,973	$112,703	$721

      Amortization of acquired technology and ongoing customer relationships for the year ended December 31, 2002 was $3,078,000 and $174,000, respectively. The ongoing customer relationships became fully amortized during the first quarter of 2002. The estimated amortization expense for the next five fiscal years is as follows (in thousands):

For year ending 12/31/03	267

Thereafter	—

Total	$267

      Amortization of the acquired technology and network services assets is included in the cost of systems and services revenues.

      In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 142 “Goodwill and Other Intangible Assets.” Under this new standard, the FASB eliminated amortization of goodwill and created indefinite life intangible assets and established new impairment measurement procedures for goodwill. In accordance with SFAS 142, goodwill is no longer amortized, but instead tested for impairment at least once annually. There was no impairment of goodwill upon adoption of SFAS 142, and amortization ceased as of January 1, 2002, leaving a recorded balance of $454,000 for goodwill as of December 31, 2001 and 2002. The

ECLIPSYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.     Summary of Significant Accounting Policies — (Continued)

effect of adopting SFAS 142 was to reduce depreciation and amortization expense by $454,000 for the year ended December 31, 2002. Net income and earnings per share adjusted to exclude amortization expense is as follows for the years ended December 31, (in thousands, except earnings per share):

	2000	2001

Net income:

Reported net income	$(33,959)	$4,408

Goodwill amortization	5,061	4,636

Adjusted net income	$(28,898)	$9,044

Basic and diluted net income per share:

Reported basic net income per share	$(0.92)	$0.10

Goodwill amortization	0.13	0.11

Adjusted basic net income per share	$(0.79)	$0.21

Reported diluted net income per share	$(0.92)	$0.09

Goodwill amortization	0.13	0.10

Adjusted diluted net income per share	$(0.79)	$0.19

Fair Value of Financial Instruments

      The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, and other current liabilities, approximate fair value.

Income Taxes

      The Company accounts for income taxes utilizing the liability method, and deferred income taxes are determined based on the estimated future tax effects of differences between the financial reporting and income tax basis of assets and liabilities and tax carry-forwards given the provisions of the enacted tax laws.

Stock-Based Compensation

      The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Under this method, compensation cost for stock options is measured as the excess, if any, of the estimated market price of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock. Accordingly, the Company provides the additional disclosures required under Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure.”

      The Company has adopted the disclosure only provision of FAS 123. Had compensation cost for the Company’s stock option grants described above been determined based on the fair value at the grant date for awards in 2000, 2001 and 2002, consistent with the provisions of FAS 123, the Company’s net loss and loss per

ECLIPSYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.     Summary of Significant Accounting Policies — (Continued)

share would have been increased to the pro forma amounts indicated below for the years ended December 31, (in thousands, except per share data):

	2000	2001	2002

Net (loss) income:

As reported	$(33,959)	$4,408	$(29,763)

Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(11,073)	(3,156)	(3,656)

Pro forma	$(45,032)	$1,252	$(33,419)

Basic net (loss) income per share:

As reported	$(0.92)	$0.10	$(0.67)

Pro forma	$(1.22)	$0.03	$(0.75)

Diluted net (loss) income per share:

As reported	$(0.92)	$0.09	$(0.67)

Pro forma	$(1.22)	$0.03	$(0.75)

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2000, 2001 and 2002: dividend yield of 0% for all years, risk-free interest rate of 5.75% for 2000, 4.27% for 2001 and 3.11% for 2002, expected life of 9.88, 6.81 and 7.43 years based on the plan and volatility of 113% for 2000, 78% for 2001 and 92% for 2002, respectively.

Basic and Diluted Net (Loss) Income Per Share

      For all periods presented, basic and diluted net (loss) income per common share is presented in accordance with SFAS 128, “Earnings per Share,” which provides for the accounting principles used in the calculation of earnings per share. Basic net (loss) income per common share is based on the weighted average number of shares of common stock outstanding during the period. Diluted net income per share reflects the potential dilution from assumed conversion of all dilutive securities such as stock options and warrants. Stock options to acquire 9,148,878, 8,006,072 and 9,020,711 shares of common stock at December 31, 2000, 2001 and 2002, respectively, and warrants to acquire up to 5,160 shares of common stock at December 31, 2000, 2001 and 2002, were the only securities issued which would be included in the diluted earnings per share calculation, if dilutive. In 2000 and 2002 the inclusion of stock options and warrants would have been

ECLIPSYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.     Summary of Significant Accounting Policies — (Continued)

antidilutive due to the net loss reported by the Company and therefore excluded from the calculation. The computations of the basic and diluted per share amounts were as follows for the years ended December 31,:

	2000	2001	2002

Basic Earnings Per Share:

Net (loss) income (in thousands)	$(33,959)	$4,408	$(29,763)

Weighted average shares outstanding	36,765,975	43,243,512	44,710,754

Basic (loss) earnings per share	$(0.92)	$0.10	$(0.67)

Diluted Earnings Per Share:

Net (loss) income (in thousands)	$(33,959)	$4,408	$(29,763)

Weighted average shares:

Outstanding	36,765,975	43,243,512	44,710,754

Effect of dilutive stock options	—	3,551,849	—

Total shares	36,765,975	46,795,361	44,710,754

Diluted (loss) earnings per share	$(0.92)	$0.09	$(0.67)

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

Foreign Currency

      The financial position and results of operations of foreign subsidiaries are measured using the currency of the respective countries as the functional currency. Assets and liabilities are translated at the foreign exchange rate in effect at the balance sheet date, while revenue and expenses for the year are translated at the average exchange rate in effect during the year. Translation gains and losses are not included in determining net income or loss but are accumulated and reported as a separate component of stockholders’ equity. The Company has not entered into any hedging contracts during the three-year period ended December 31, 2002.

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

ECLIPSYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.     Summary of Significant Accounting Policies — (Continued)

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

      In November 2001, the FASB’s Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue 01-09, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products,” which is a codification of EITF 00-14, 00-22 and 00-25. This issue presumes that consideration from a vendor to a customer or reseller of the vendor’s products is a reduction in the selling prices of the vendor’s product and, therefore, should be characterized as a reduction of revenue when recognized in the vendor’s income statement and could lead to negative revenue under certain circumstances. Revenue reduction is required unless the consideration related to a separate identifiable benefit and the benefit’s fair value can be established. The Company adopted EITF 01-09 effective January 1, 2002, and it had no material impact on the Company’s financial position or results of operations.

      In January 2002, the EITF reached a consensus on EITF Issue 01-14, “Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred.” This consensus requires that reimbursements received for out-of-pocket expenses incurred be characterized as revenue in the income statement. The Company adopted EITF 01-14 effective January 1, 2002 and has made the appropriate reclassifications as required by EITF 01-14. The effect of adopting EITF 01-14 was to increase both revenues and expenses by $4,780,000, $2,682,000 and $2,990,000 for 2000, 2001 and 2002, respectively.

      In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred. It nullifies the guidance in EITF Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” Under EITF 94-3, an entity recognized a liability for an exit cost on the date that the entity committed itself to an exit plan. In SFAS 146, the Board acknowledges that an entity’s commitment to a plan does not, by itself, create a present obligation to other parties that meets the definition of a liability. SFAS 146 also establishes that fair value is the objective for the initial measurement of the liability. SFAS 146 became effective for exit or disposal activities that were initiated after December 31, 2002. The Company does not expect the adoption of SFAS 146 to have a significant impact on the Company’s financial position or results of operations.

      In November 2002, the FASB reached a consensus on EITF Issue 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (“the Issue”). The guidance in this Issue is effective for revenue arrangements entered into fiscal years beginning after June 15, 2003. The Issue addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. Specifically, the Issue addresses how to determine whether an arrangement involving multiple deliverables contains more than one earnings process and, if it does, how to divide the arrangement into separate units of accounting consistent with the identified earnings processes for revenue recognition purposes. The Issue also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. We currently follow the appropriate accounting pronouncement as discussed in our Revenue Recognition policy note and anticipate that the Issue will have no impact on the results of operations, financial position or cash flows.

ECLIPSYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.     Summary of Significant Accounting Policies — (Continued)

      In November 2002, the FASB issued FASB Interpretation 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others.” This interpretation clarifies the requirements of SFAS 5, “Accounting for Contingencies,” relating to guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. This interpretation is intended to improve the comparability of financial reporting by requiring identical accounting for guarantees issued with a separately identified premium and guarantees issued without a separately identified premium. The interpretation’s provisions for initial recognition and measurement are required on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of both interim and annual periods that ended after December 15, 2002. We have adopted the disclosure provisions of this interpretation and it did not have a material impact on our financial position, results of operations, or cash flows. We will adopt the remaining provisions on January 1, 2003 and believe that this Interpretation will not have a material impact on our financial position, results or operations, or cash flows.

      In December 2002, the FASB issued SFAS 148, “Accounting for Stock Based Compensation-Transition and Disclosure — an Amendment to SFAS 123.” SFAS 148 provides two additional transition methods for entities that adopt the preferable method of accounting for stock based compensation. Further, the statement requires disclosure of comparable information for all companies regardless of whether, when, or how an entity adopts the preferable, fair value based method of accounting. These disclosures are now required for interim periods in addition to the traditional annual disclosure. The amendments to SFAS 123, which provides for additional methods, are effective for periods beginning after December 15, 2002, although earlier application is permitted. The amendments to the disclosure requirements are required for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. We anticipate that we will adopt the additional disclosure requirements in our interim and annual filings of SFAS 148 and will continue to account for stock based compensation under APB No. 25.

      In January 2003, the FASB issued FASB Interpretation 46, “Consolidation of Variable Interest Entities.” This interpretation of Accounting Research Bulletin 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities that possess certain characteristics. The interpretation requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity must be included in the consolidated financial statements with those of the business enterprise. This interpretation applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. We do not have any ownership in any variable interest entities as of December 31, 2002. We will apply the consolidation requirement of the interpretation in future periods if we should own any interest in any variable interest entity.

3.     Property and Equipment

      Property and equipment are stated at cost. Depreciation and amortization are provided for using the straight-line method over the estimated useful lives, which generally range from two to seven years. Computer equipment is depreciated over two to five years. Office equipment is depreciated over two to seven years. Purchased software for internal use is amortized over three years. Leasehold improvements are amortized over the shorter of the useful lives of the assets or the remaining term of the lease. When assets are retired or otherwise disposed of, the related costs and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in income. Expenditures for repairs and maintenance not considered to

ECLIPSYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.     Property and Equipment — (Continued)

substantially lengthen the property and equipment lives are charged to expense as incurred. The balances for property and equipment were as follows as of December 31, (in thousands):

	2001	2002

Computer equipment	$18,204	$25,702

Office equipment and other	5,824	6,561

Purchased software	6,633	11,084

Leasehold improvements	7,183	7,972

	37,844	51,319

Less: Accumulated depreciation and amortization	(16,169)	(24,519)

	$21,675	$26,800

      Depreciation and amortization expense of property and equipment totaled approximately $5.7 million, $6.7 million and $8.4 million in 2000, 2001 and 2002, respectively.

4.     Stockholders’ Equity

Restricted Stock Grant

      On July 15, 2002, Mr. Paul Ruflin joined the Company as its Chief Executive Officer and President. Under his employment arrangement with the Company, Mr. Ruflin received a restricted stock grant effective July 15, 2002 of 150,000 shares of the Company’s common stock subject to a five-year vesting schedule, plus an option to purchase 850,000 shares of the Company’s common stock at a price of $7.50, with vesting over a five-year period. During 2002, stock compensation related to this restricted stock grant amounted to $103,000 and as of December 31, 2002, the Company had unearned stock compensation of $1,021,000 recorded in stockholders’ equity.

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

Shareholder Rights Plan

      On July 26, 2000, the Board of Directors of the Company declared a dividend of one Right for each outstanding share of the Company’s Common Stock to stockholders of record at the close of business on August 9, 2000. Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock, $.01 par value per share, at a Purchase Price of $65.00 in cash, subject to adjustment. The Rights will initially trade together with the Eclipsys Common Stock and will not be exercisable. If a person or group (other than an exempt person) acquires 15% or more of the outstanding shares of Eclipsys Common Stock, the Rights generally will become exercisable and allow the holder (other than the 15% purchaser) to purchase shares of Eclipsys Common Stock at a 50% discount to the market price. The effect will be to discourage acquisitions of 15% or more of Eclipsys Common Stock without negotiations with the Board. The terms of the Rights are set forth in a Rights Agreement dated as of July 26, 2000 (the “Rights Agreement”) between the Company and Fleet National Bank, as Rights Agent. The Board

ECLIPSYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.     Stockholders’ Equity — (Continued)

has designated 100,000 of the 5,000,000 authorized shares of preferred stock as Series A Junior Participating Preferred Stock.

Secondary Offering of Common Stock

      On January 23, 2001, the Company completed a follow-on public offering for 5,750,000 shares of its common stock. Net proceeds from the offering were approximately $123.2 million.

5.     Proposed Merger

      During the quarter ended March 31, 2000, the Company recorded a gain on its investment in Shared Medical Systems Corp. (“SMS”) of approximately $4.5 million. The investment was made in connection with a proposed merger with SMS that was not consummated. In connection with the proposed merger, the Company recorded transaction costs of approximately $50,000.

      On March 30, 2000, the Company entered into a definitive merger agreement to merge with Neoforma.com, Inc. (“Neoforma”) of Santa Clara, California. Neoforma is a provider of business-to-business e-commerce services in the medical products, supplies and equipment industry. During the quarter ended June 30, 2000, the Company and Neoforma agreed to terminate the Merger Agreement between them without the payment of a termination fee. Transaction costs incurred in connection with the proposed merger were approximately $1.9 million.

6.     Income Taxes

      The income tax provision/ (benefit) is calculated as follows for the years ended December 31, (in thousands):

	2000	2001	2002

Current Tax Provision/(Benefit):

Federal	$—	$—	$—

State	—	—	165

	$—	$—	$165

Deferred Provision/(Benefit):

Federal	$(10,734)	$(171)	$(10,076)

State	(1,257)	(20)	(1,180)

Valuation allowance	11,991	191	11,256

	$—	$—	$—

Total Provision/(Benefit)	$—	$—	$165

ECLIPSYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.     Income Taxes — (Continued)

      A reconciliation of the effect of applying the federal statutory rate and the effective income tax rate on the Company’s income tax provision is as follows for the years ended December 31, (in thousands):

	2000	2001	2002

Statutory federal income tax rate	$(11,546)	$1,499	$(10,119)

State income taxes	(1,345)	175	(1,013)

Non-deductible amortization	2,640	1,943	—

Other	301	344	479

Valuation allowance, includes effect of acquisitions	9,950	(3,961)	10,818

Income tax provision	$—	$—	$165

      The significant components of the Company’s net deferred tax assets/(liabilities) were as follows as of December 31, (in thousands):

	2001	2002

Deferred tax assets:

Intangible assets	$40,823	$37,804

Allowance for doubtful accounts	3,241	2,725

Accrued expenses	203	2,442

Other	1,719	2,274

Net operating loss carryforwards	48,419	60,396

	$94,405	$105,641

Deferred tax liabilities:

Unbilled accounts receivable	$(5,647)	$(3,798)

Depreciation	(500)	(1,362)

Capitalization of software development costs	(5,250)	(6,217)

Net deferred tax asset	83,008	94,264

Valuation allowance	(83,008)	(94,264)

	$—	$—

      At December 31, 2002, the Company had net operating loss carryforwards for federal income tax purposes of approximately $153.2 million. The carryforwards expire in varying amounts through 2022. Of this amount, $40.4 million relate to stock option tax deductions, which will be tax-effected and the benefit credited as additional paid-in-capital when realized. Additionally, the Company has Canadian net operating loss carryovers of approximately $5.9 million that expire in varying amounts through 2009.

      Under the Tax Reform Act of 1986, the amounts of, and the benefits from, net operating loss carryforwards may be impaired or limited in certain circumstances. The Company experienced an ownership change as defined under Section 382 of the Internal Revenue Code in November 1998. As a result of the ownership change, net operating loss carryforwards of approximately $16 million at November 1998, which were incurred prior to the date of the change, are subject to annual limitations on their future use. As of December 31, 2002, a valuation allowance has been established against the deferred tax assets that management does not believe are more likely than not to be realized.

ECLIPSYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.     Employee Benefit Plans

1996 Stock Option Plan

      In April 1996, the Board of Directors of the Company (the “Board”) adopted the 1996 Stock Plan (the “1996 Stock Plan”). The 1996 Stock Plan, as amended, provided for grants of stock options, awards of Company stock free of any restrictions and opportunities to make direct purchases of restricted stock of the Company. The 1996 Stock Plan allowed for the issuance of options or other awards to purchase up to 2,500,000 shares of Common Stock. Pursuant to the terms of the 1996 Stock Plan, a committee of the Board was authorized to grant awards to employees and non-employees and establish vesting terms. The options expire ten years from the date of grant. No additional options or other awards may be granted under the 1996 Stock Plan.

1998 Stock Incentive Plan

      In January 1998, the Board adopted the 1998 Stock Incentive Plan (the “Incentive Plan”). The Incentive Plan provided for the granting of stock options, stock appreciation rights, restricted stock awards or unrestricted stock awards. No additional options or other awards may be granted under the Incentive Plan.

1999 Stock Incentive Plan

      In February 1999, the Board adopted the 1999 Stock Incentive Plan (the “1999 Plan”). The 1999 Plan provided for the granting of stock options, restricted stock, or other stock-based awards. No additional options or other awards may be granted under the 1999 Plan.

2000 Stock Incentive Plan

      At the Annual Meeting of Stockholders of the Company held on May 8, 2002, the shareholders voted to approve the amendment and restatement of the Company’s 2000 Stock Incentive Plan, 1999 Stock Incentive Plan, 1998 Stock Incentive Plan and Amended and Restated 1998 Employee Stock Purchase Plan to reflect an increase in the number of shares of common stock authorized for issuance under all of the Company’s stock plans (the 2000 Stock Incentive Plan, the 1999 Stock Incentive Plan, the Amended and Restated Employee Stock Purchase Plan, the 1998 Stock Incentive Plan and the 1996 Stock Plan) from 12,000,000 to 15,000,000. There were 2,194,120 shares available for future issuance under all of the Company’s stock plans as of December 31, 2002. A summary of stock options transactions were as follows during the years ended December 31,:

	2000		2001		2002

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price

Outstanding at beginning of the year	5,494,673	$16.98	9,148,878	$12.87	8,006,072	$12.22

Granted	4,977,159	8.46	1,196,284	14.70	1,922,925	8.20

Exercised	(510,253)	6.62	(1,342,619)	10.96	(195,277)	7.53

Forfeited	(812,701)	17.71	(996,471)	22.89	(713,009)	15.14

Outstanding at end of year	9,148,878	12.87	8,006,072	12.22	9,020,711	11.23

Exercisable at end of the year	2,319,237		3,425,434		4,960,438

ECLIPSYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.     Employee Benefit Plans — (Continued)

	2000		2001		2002

	Weighted	Weighted	Weighted	Weighted	Weighted	Weighted
	Average	Fair	Average	Fair	Average	Fair
	Exercise	Market	Exercise	Market	Exercise	Market
Option Granted During the Year	Price	Value	Price	Value	Price	Value

Option price> Fair market value	—		—		—

Option price = Fair market value	$8.46		$14.70		$8.20

Option price< Fair market value	—		—		—

Weighted Fair Market Value Options		$7.98		$10.70		$6.59

      The following table summarizes information about stock options outstanding at December 31, 2002:

	Options Outstanding			Options Exercisable

		Weighted
		Average	Weighted		Weighted
	Number	Remaining	Average	Number	Average
	Outstanding	Contractual	Exercise	Exercisable	Exercise
Range of Exercise Price	at 12/31/02	Life (in years)	Price	at 12/31/02	Price

$ 0.10-$ 6.44	1,316,169	8.53	$5.88	394,594	$5.63

$ 6.50-$ 7.50	1,326,440	7.74	7.17	396,840	6.59

$ 8.25-$ 8.25	2,572,894	7.53	8.25	1,755,474	8.25

$ 9.06-$13.20	996,222	7.83	11.60	468,247	10.74

$13.21-$15.13	1,274,287	7.35	14.63	808,971	14.69

$15.63-$22.00	911,816	7.44	18.42	540,798	18.71

$23.00-$23.38	522,611	6.23	23.35	495,242	23.35

$25.71-$25.71	22,049	4.11	25.71	22,049	25.71

$35.83-$35.83	39,374	4.58	35.83	39,374	35.83

$43.57-$43.57	38,849	4.88	43.57	38,849	43.57

	9,020,711

Employee Savings Plan

      During 1997, the Company established a Savings Plan (the “Plan”) pursuant to Section 401(k) of the Internal Revenue Code (the “Code”), whereby employees may contribute a percentage of their compensation, not to exceed the maximum amount allowable under the Code. At the discretion of the Board, the Company may elect to make matching contributions, as defined in the Plan. For the years ended December 31, 2000, 2001 and 2002, the Board authorized matching contributions totaling $801,000, $532,000 and $750,000, respectively.

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

ECLIPSYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.     Commitments and Contingencies

Noncancelable Operating Leases

      The Company leases its office space and certain equipment under noncancelable operating leases. Rental expense under operating leases was approximately $10.6 million, $11.4 million and $11.8 million for the years ended December 31, 2000, 2001 and 2002, respectively. Future minimum rental payments under noncancelable operating leases as of December 31, 2002 are as follows (in thousands):

Year Ending December 31,

2003	$10,185

2004	8,244

2005	5,997

2006	5,478

2007	3,885

Thereafter	3,270

$37,059

      Subsequent to December 31, 2002 the Company contracted for a minimum number of hours for airplane charters with a related (note 9). The minimum commitment amounts to $761,000 per year for 2003 through 2005.

Litigation

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

      In September 2002, various parties filed motions to be appointed as lead plaintiffs and to consolidate all of the shareholder suits described above. On February 4, 2003, the District Court issued an order consolidating all seven cases into one single case and appointing the City of Philadelphia Board of Pensions and Retirement, Louis Giannakokas and Norman K. Mielziner to serve as lead plaintiffs (the “Consolidation Order”). The Consolidation Order also sets certain timelines by which responsive pleadings must be filed by the Company and the lead plaintiffs in the consolidated case. Under the Consolidation Order, the lead plaintiffs have until March 31, 2003 to file an amended, consolidated complaint; however, it is our understanding that the plaintiffs are in the process of requesting an extension to this deadline. Once the amended, consolidated complaint is filed, the Company shall have sixty (60) days from such date to answer or move to dismiss the amended complaint.

      The Company is involved in other litigation incidental to its business from time to time. In the opinion of management, after consultation with legal counsel, the ultimate outcome of such litigation will not have a material adverse effect on the Company’s financial position or results of operations or cash flows.

9.     Related Party Transactions

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

ECLIPSYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.     Related Party Transactions — (Continued)

      The Company leases office space in Boston, Massachusetts from a former stockholder of SDK, who is a current employee. During the years ended December 31, 2000, 2001 and 2002 the Company paid $849,000, $692,000 and $579,000, respectively, under this lease. The lease, which was amended to increase the space at the end of 1999, is noncancelable and expires in 2009.

      The Company’s Chairman Emeritus, Harvey J. Wilson, owns a company, which leases an aircraft to a charter company. The charter company provides aircraft charter services to Eclipsys as well other outside parties. Mr. Wilson has no ownership or other interest in the charter company. Eclipsys paid the charter company $412,000, $775,000 and $885,000 in 2000, 2001 and 2002, respectively, for charters using the aircraft owned by Mr. Wilson’s company. Eclipsys also paid the charter company $43,000 and $265,000, in 2001 and 2002, respectively, for charters of other aircraft, not owned by Mr. Wilson’s company. Mr. Wilson’s company received $298,000, $481,000 and $533,000 during 2000, 2001, and 2002, respectively, from the charter company for these transactions. Subsequent to December 31, 2002 Eclipsys contracted for a minimum number of hours for airplane charters to extend the current pricing terms. The minimum commitment amounts to $761,000 per year for 2003 through 2005.

      In July 1999, Eclipsys invested in HEALTHvision, Inc. (“HEALTHvision,”) a Dallas-based, privately held internet healthcare company, in conjunction with VHA, Inc. and investment entities affiliated with General Atlantic Partners, LLC. HEALTHvision provides Internet solutions to hospital organizations to assist them in improving patient care in the local communities they serve. Eclipsys purchased 3,400,000 shares of common stock for $34,000, which at the time represented 34% of the outstanding common stock on an if converted basis. As of December 31, 2002 the Company’s shares represented 28% of the common stock of HEALTHvision on an if converted basis. The Company accounts for the investment in HEALTHvision using the equity method of accounting. Due to losses recognized under the equity method, the recorded balance of the investment in HEALTHvision was $0 as of December 31, 2002. In connection with the Company’s relationship with HEALTHvision, Eclipsys entered into a joint marketing arrangement under which both organizations agreed to jointly market products and services to their customers. Under this agreement, Eclipsys paid HEALTHvision $2,247,000 during 2002 and owed HEALTHvision $432,000 as of December 31, 2002. Also during 2002, the Company earned revenues from HEALTHvision of $1,043,000 for hosting and other related services and had accounts receivable due from HEALTHvision of $353,000 at December 31, 2002. Additionally, the Company has a note receivable from HEALTHvision for $293,000 as of December 31, 2002, bearing interest at the prime rate, with repayments due quarterly beginning March 31, 2004. For the year ended December 31, 2002, HEALTHvision, Inc had total revenues of approximately $21.9 million (unaudited) and a net loss of approximately $4.6 million (unaudited) with total assets of approximately $12.2 million (unaudited) as of December 31, 2002. The Company’s Chairman Emeritus, Harvey J. Wilson also serves as co-chairman of HEALTHvision. Eclipsys is not required to provide funding to HEALTHvision and has made no guarantees on their behalf.

      The Company has a license agreement with Partners HealthCare System, Inc. (“Partners”). Under the terms of this license, the Company may develop, commercialize, distribute and support certain technology and license it, as well as sell related services, to other healthcare providers and hospitals throughout the world (with the exception of the Boston, Massachusetts metropolitan area). Prior to the Company’s initial public offering, no sales of products incorporating the licensed technology were made and, consequently, no royalties were paid by the Company pursuant to the license with Partners. The royalty arrangement under the license terminated upon the Company’s initial public offering. After the Company’s initial public offering, the Company sold products incorporating the licensed technology. The Company is obligated to offer to Partners and certain of its affiliates a license for internal use, granted on most favored customer terms, to all new software applications developed by the Company, whether or not derived from the licensed technology, and major architectural changes to the licensed technology. Partners and certain of its affiliates are also entitled to

ECLIPSYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.     Related Party Transactions — (Continued)

receive internal use licenses, also granted on most favored customer terms, for any changes to any module or application included in the licensed technology requiring at least one person-year of technical effort.

      Additionally, as part of the agreement, the Company has provided development services to Partners related to commercializing the intellectual property. Fees paid to the Company for these development services totaled $274,000 for the year ended December 31, 2000 and were included as a reduction in research and development expenses. No amounts were paid in 2001 and 2002.

      In 2001, Partners entered into a contract with the Company for the license of a new software application and related professional services. This new software application consisted of an upgrade to an existing software application that Partners had licensed from Transition Systems, Inc, an entity that was acquired by the Company in December 1998. Under this new contract, Partners paid the Company $954,000 in 2001 and $1,032,000 in 2002. As of December 31, 2002, Partners owed the Company $98,000 related to this new contract. Jay Pieper, a director of the Company, is Vice President of Corporate Development and Treasury Affairs for Partners. Partners was not affiliated with the Company at the time of the negotiation of the Partners license from Transition Systems, Inc.

ECLIPSYS CORPORATION

SCHEDULE II — VALUATION OF QUALIFYING ACCOUNTS
For Each of the Three Years in the Period Ended December 31, 2002

	Balance at			Balance at
	Beginning			End of
	of Period	Additions	Write-offs	Period

December 31, 2000

Allowance for doubtful accounts	$3,692	$13,255	$(11,291)	$5,656

Valuation allowance for deferred tax asset	70,826	11,991		82,817

December 31, 2001

Allowance for doubtful accounts	5,656	4,305	(4,389)	5,572

Valuation allowance for deferred tax asset	82,817	191		83,008

December 31, 2002

Allowance for doubtful accounts	5,572	3,533	(5,693)	3,412

Valuation allowance for deferred tax asset	83,008	11,256		94,264

Quarterly Results (Unaudited)

      The following table presents quarterly statement of operations data for each of the eight quarters in the years ended December 31, 2001 and 2002. The statement of operations data for the quarters are unaudited, and in the opinion of management, include all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial data for such periods. Additionally, the statement of operations data is derived from, and are qualified by reference to, Eclipsys’ audited financial statements, which appear elsewhere in this document.

ECLIPSYS CORPORATION

For the Year Ended December 31, 2001
(In thousands, except per share data)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year

Revenues	$55,351	$59,995	$63,096	$61,235	$239,676

Gross profit margin	21,290	25,639	28,496	26,426	101,850

Net (loss) income	(3,176)	1,491	3,965	2,128	4,408

Basic net (loss) income per share	$(0.08)	$0.03	$0.09	$0.05	$0.10

Diluted net (loss) income per share	$(0.08)	$0.03	$0.08	$0.05	$0.09

ECLIPSYS CORPORATION

For the Year Ended December 31, 2002
(In thousands, except per share data)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year

Revenues	$62,819	$54,252	$47,549	$53,448	$218,068

Gross profit margin	30,507	23,626	14,146	18,474	86,754

Net income (loss)	5,309	(3,047)	(17,174)	(14,852)	(29,763)

Basic net (loss) income per share	$0.12	$(0.07)	$(0.38)	$(0.33)	$(0.67)

Diluted net (loss) income per share	$0.11	$(0.07)	$(0.38)	$(0.33)	$(0.67)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable.

Part III

      Certain information required by Part III of Form 10-K will be contained in the Company’s definitive Proxy Statement to be used in connection with the annual meeting of stockholders for the year 2003, and is incorporated herein by reference to this Form 10-K Annual Report:

Item 10.	Directors and Executive Officers of the Registrant

      Information regarding directors will be set forth in the proxy statement for the annual meeting of stockholders for the year 2003 and is incorporated herein by reference. Information regarding our executive officers is set forth under the caption “Executive Officers of the Registrant” appearing at the end of Part I, above.

Item 11.	Executive Compensation

      Information regarding executive compensation will be set forth in the proxy statement for the annual meeting of stockholders for the year 2003 and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      Information regarding security ownership of certain beneficial owners and management will be set forth in the proxy statement for the annual meeting of stockholders for the year 2003 and is incorporated herein by reference.

      The following table gives information about the common stock that may be issued under all the Company’s existing equity compensation plans as of December 31, 2002.

	Number of securities to be	Weighted-average	Number of securities
	issued upon exercise of	exercise price of	remaining available for
	outstanding options,	outstanding options,	future issuance under
Plan category	warrants and rights	warrants and rights	equity compensation plans

Equity compensation plans approved by security holders	9,020,711	$11.23	2,194,120

Equity compensation plans not approved by security holders

Total	9,020,711		2,194,120

Item 13.	Certain Relationships and Related Transactions

      Information regarding certain relationships and related transactions will be set forth in the proxy statement for the annual meeting of stockholders for the year 2003 and is incorporated herein by reference.

Item 14.	Controls and Procedures

      (a) Evaluation of Disclosure Controls and Procedures.

Based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this Annual Report on Form 10-K, the Company’s chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and are operating in an effective manner.

      (b) Changes in internal controls.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

Part IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) The following documents are filed as part of this report:

1.	Consolidated Financial Statements included in Item 8 of this report on Form 10-K

2.	Financial Statement Schedules included in Item 8 of this report on Form 10-K

3.	The following exhibits are included in this report:

2.1	*	Agreement and Plan of Merger dated as of October 29, 1998 by and among the Registrant, Exercise Acquisition Corp. and Transition Systems, Inc.
2.2	**	Agreement of Merger among Alltel Healthcare Information Services, Inc., Alltel Information Services, Inc., Eclipsys Corporation and Eclipsys Solutions Corp. dated as of January 24, 1997
2.3	**	Amended and Restated Stock Purchase Agreement among Eclipsys Corporation, SDK Medical Computer Services Corporation and the Selling Stockholders listed therein dated June 26, 1997
2.4	**	Asset Purchase Agreement by and among Motorola, Inc. Eclipsys Corporation and Emtek Healthcare Corporation dated January 30, 1998
2.5	****	Agreement and Plan of Merger dated as of February 5, 1999, by and among Eclipsys PCS and Sub
2.6	****	Escrow Agreement dated as of February 17, 1999, by and among Eclipsys, Sub, PCS and the PCS Stockholders and Noteholders
2.7	*****	Stock Purchase and Sale Agreement dated as of March 6, 1999 by and among Sun Gard Data Systems Inc., Sun Gard Investment Ventures, Inc., Med Data Systems, Inc., Intelus Corporation, and Eclipsys Corporation and Eclipsys Solutions Corp
2.8	******	Agreement and Plan of Merger dated as of June 17, 1999, by and among Eclipsys Corporation, Eclipsys Merger Corp., MSI Solutions, Inc., MSI Integrated Services, Inc., Anna L. Bean, Michael R. Cote, Robert J. Feldman and the 1997 Feldman Family Trust
2.9	*******	Asset Purchase Agreement by and among Quadramed Corporation, Eclipsys Corporation and Med Data Systems, Inc. dated July 1, 1999
3.1	***	Third Amended and Restated Certificate of Incorporation of the Registrant
3.2	**	Third Amended and Restated Bylaws of the Registrant
3.3	********	Certificate of Designation of Series A Junior Participating Preferred
4.1	**	Specimen certificate for shares of Common Stock
4.2	********	Rights Agreement, dated July 26, 2000, by and between Eclipsys Corporation and Fleet National Bank, as Rights Agent
10.1	**	Second Amended and Restated Registration Rights Agreement
10.2	**	Second Amended and Restated Stockholders Agreement
10.5	**†	Information Systems Technology License Agreement, dated as of May 3, 1996, by and among Partners Healthcare System, Inc. and Integrated Healthcare Solutions, Inc.
10.6	**	Preferred Stock Purchase Agreement by and among Eclipsys Corporation, General Atlantic Partners 47, L.P. and GAP Coinvestment Partners, L.P. dated February 4, 1998
10.7	**	1996 Stock Plan

10.8	*********	Amended and Restated 1998 Stock Incentive Plan
10.9	*********	Second Amended and Restated 1998 Employee Stock Purchase Plan
10.13	**	Settlement of Claims Agreement, dated as of March 13, 1998, between ALLTEL Information Services, Inc. and Eclipsys Corporation
10.14	*********	Amended and Restated 1999 Stock Incentive Plan, as amended
10.15	*********	Amended and Restated 2000 Stock Incentive Plan
10.16	*********	Employment Agreement for Paul L. Ruflin
10.17		Resignation Letter from Harvey J. Wilson
21	*********	Subsidiaries of the Registrant
23		Consent of PricewaterhouseCoopers LLP
99.1		Certification Pursuant to 18 U.S.C. Section 1350

†	Confidential treatment granted on August 6, 1998 in connection with the Registrant’s initial public offering

*	Incorporated by reference to the Joint Proxy Statement/ Prospectus included in the Registrant’s Registration Statement on Form S-4 (File No. 333-68353)

**	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-50781)

***	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 000-24539)

****	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 3, 1999 (File No. 000-24539)

******	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 (File No. 000-24539)

*******	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 000-24539)

********	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (File No. 000-24539)

********	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated August 8, 2000 (File No. 000-24539)

*********	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 000-24539)

**********	Incorporated by reference to Exhibit 21 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 000-24539)

(b) Reports on Form 8-K.

None.

Signatures

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

/s/ PAUL L. RUFLIN Paul L. Ruflin	President, Chief Executive Officer, (Principal Executive Officer)	March 28, 2003

/s/ ROBERT J. COLLETTI Robert J. Colletti	Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	March 28, 2003

/s/ STEVEN A. DENNING Steven A. Denning	Director	March 28, 2003

/s/ G. FRED DIBONA G. Fred Dibona	Director	March 28, 2003

/s/ EUGENE V. FIFE Eugene V. Fife	Director	March 28, 2003

/s/ BRADEN KELLY Braden Kelly	Director	March 28, 2003

/s/ JAY B. PIEPER Jay B. Pieper	Director	March 28, 2003

/s/ HARVEY J. WILSON Harvey J. Wilson	Director	March 28, 2003

CERTIFICATIONS

I, Paul L. Ruflin, certify that:

      1. I have reviewed this annual report on Form 10-K of Eclipsys Corporation;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 28, 2003

/s/ PAUL L. RUFLIN _________________________________________ Paul L. Ruflin
Chief Executive Officer

CERTIFICATIONS

I, Robert J. Colletti, certify that:

      1. I have reviewed this annual report on Form 10-K of Eclipsys Corporation;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 28, 2003

/s/ ROBERT J. COLLETTI _________________________________________ Robert J. Colletti
Chief Financial Officer