Form 10-Q
period 2003-03-31
ECLIPSYS CORP
filed 2003-05-15
CIK 1034088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b02 of the Exchange Act). Yes [X] No [ ]

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Shares outstanding as of May 9, 2003
Common Stock, $.01 par value	45,431,522

ECLIPSYS CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2003

PART I.

ITEM 1.

ECLIPSYS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(IN THOUSANDS)

	MARCH 31, 2003	DECEMBER 31, 2002

ASSETS
Current assets:
Cash and cash equivalents	$127,512	$183,500
Marketable securities	52,449	—
Accounts receivable, net	44,692	46,822
Inventory	811	656
Other current assets	14,996	16,921

Total current assets	240,460	247,899
Property and equipment, net	27,064	26,800
Capitalized software development costs, net	17,258	16,375
Acquired technology, net	131	267
Goodwill	454	454
Other assets	9,311	9,402

TOTAL ASSETS	$294,678	$301,197

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Deferred revenue	$84,986	$79,235
Accrued compensation costs	12,177	14,442
Other current liabilities	16,108	13,854

Total current liabilities	113,271	107,531
Deferred revenue	901	843
Other long-term liabilities	270	226
Stockholders’ equity:
Common stock	452	451
Unearned stock compensation	(964)	(1,021)
Additional paid-in capital	405,978	405,380
Accumulated deficit	(224,839)	(211,814)
Accumulated other comprehensive loss	(391)	(399)

Total stockholders’ equity	180,236	192,597

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$294,678	$301,197

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ECLIPSYS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	THREE MONTHS ENDED MARCH 31,
	2003	2002

REVENUES
Systems and services	$53,697	$57,130
Hardware	3,139	5,689

TOTAL REVENUES	56,836	62,819

COSTS AND EXPENSES
Cost of systems and services revenues	32,804	27,700
Cost of hardware revenues	2,684	4,612
Sales and marketing	16,556	11,380
Research and development	12,984	10,239
General and administrative	3,364	2,534
Depreciation and amortization	2,369	1,989

TOTAL COSTS AND EXPENSES	70,761	58,454

(LOSS) INCOME FROM OPERATIONS	(13,925)	4,365
Interest income, net	900	1,109

(LOSS) INCOME BEFORE INCOME TAXES	(13,025)	5,474
Provision for income taxes	—	165

NET (LOSS) INCOME	$(13,025)	$5,309

BASIC NET (LOSS) INCOME PER COMMON SHARE	$(0.29)	$0.12

DILUTED NET (LOSS) INCOME PER COMMON SHARE	$(0.29)	$0.11

BASIC WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	45,069	44,498

DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	45,069	46,938

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ECLIPSYS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS)

	THREE MONTHS ENDED MARCH 31,

	2003	2002

OPERATING ACTIVITIES
Net (loss) income	$(13,025)	$5,309
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	4,791	5,805
Provision for bad debts	550	150
Stock compensation expense	57	32
Changes in operating assets and liabilities:
Accounts receivable	1,580	(2,712)
Inventory	(155)	253
Other current assets	1,925	3,082
Other assets	(412)	(547)
Deferred revenue	5,809	1,620
Accrued compensation costs	(2,265)	(4,425)
Other current liabilities	2,254	1,877
Other liabilities	44	44

Total adjustments to reconcile net (loss) income to net cash provided by operating activities	14,178	5,179

NET CASH PROVIDED BY OPERATING ACTIVITIES	1,153	10,488

INVESTING ACTIVITIES
Purchase of property and equipment	(2,633)	(3,915)
Purchase of marketable securities, net	(52,449)	(60,551)
Capitalized software development costs	(2,666)	(1,989)

NET CASH USED IN INVESTING ACTIVITIES	(57,748)	(66,455)

FINANCING ACTIVITIES
Exercise of stock options	8	694
Employee stock purchase plan	591	584

NET CASH PROVIDED BY FINANCING ACTIVITIES	599	1,278

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	8	—

NET DECREASE IN CASH AND CASH EQUIVALENTS	(55,988)	(54,689)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	183,500	168,942

CASH AND CASH EQUIVALENTS, END OF PERIOD	$127,512	$114,253

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ECLIPSYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. BASIS OF PRESENTATION

     The condensed consolidated financial statements include all adjustments that, in the opinion of management, are necessary for a fair presentation of the results for the periods presented. All such adjustments are considered of a normal recurring nature. Quarterly results of operations are not necessarily indicative of annual results. Certain prior period amounts have been reclassified to conform to the 2003 presentation (Note 8). Eclipsys Corporation, or the Company, manages its business as one reportable segment.

     Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K filed March 28, 2003.

2. STOCK-BASED COMPENSATION

     The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Under this method, compensation cost for stock options is measured as the excess, if any, of the estimated market price of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock. Accordingly, the Company provides the additional disclosures required under Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure.”

     The Company has adopted the disclosure-only provisions of FAS 123. Had compensation cost for the Company’s stock option grants described above been determined based on the fair value at the grant date for awards in 2002 and 2003, consistent with the provisions of FAS 123, the Company’s net (loss) income and (loss) income per share would have been the pro forma amounts indicated below for the three month periods ended March 31, (in thousands, except per share data):

	2003	2002

Net (loss) income:
As reported	$(13,025)	$5,309
Add: Stock-based employee compensation expense included in reported net (loss) income, net of related tax effects	56	32
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(5,031)	(6,030)

Pro forma	$(18,000)	$(689)
Basic net (loss) income per share:
As reported	$(0.29)	$0.12
Pro forma	$(0.40)	$(0.02)
Diluted net (loss) income per share:
As reported	$(0.29)	$0.11
Pro forma	$(0.40)	$(0.02)

3. MARKETABLE SECURITIES

     Marketable securities consist of funds that are highly liquid and are classified as available-for-sale. Marketable securities are recorded at fair value, and unrealized gains and losses are recorded as a component of other comprehensive income.

4. ACCOUNTS RECEIVABLE

     Accounts receivable was comprised of the following (in thousands):

	March 31,	December 31,
	2003	2002

Accounts Receivable:
Billed accounts receivable, net	$40,285	$42,280
Unbilled accounts receivable related to long-term contracts (current portion)	3,047	2,860
Other unbilled accounts receivable, net	1,360	1,682

Total unbilled accounts receivable, net	4,407	4,542

Total accounts receivable, net	$44,692	$46,822

     The non-current portion of unbilled accounts receivable is included in other assets and was $1.3 million and $1.5 million as of March 31, 2003 and December 31, 2002, respectively.

5. INTANGIBLE ASSETS

     As of March 31, 2003, the Company had the following balances for acquired technology and intangible assets (in thousands):

	Gross Carrying	Accumulated
	Amount	Amortization	Net Balance

Amortized intangible assets:
Acquired technology	$95,795	$95,664	$131
Unamortized intangible assets:
Goodwill			$454

     Amortization of acquired technology for the three months ended March 31, 2003 was $136,000. The estimated amortization expense for the next five fiscal years is as follows (in thousands):

For year ending 12/31/03	267
Thereafter	—

Total	$267

6. OTHER COMPREHENSIVE INCOME

     The components of other comprehensive (loss) income were as follows (in thousands):

	Three Months Ended March 31,

	2003	2002

Net (loss) income	$(13,025)	$5,309
Unrealized loss on available-for-sale marketable securities arising during the period	—	(294)
Foreign currency translation adjustment	8	—

Total comprehensive (loss) income	$(13,017)	$5,015

7. LEGAL ACTION

     From July through September 2002, the Company and three of its then current officers (Messrs. Colletti, Patton and Wilson) were named in seven complaints filed by purported shareholders of the Company in the United States District Court, Southern District of Florida, West Palm Beach Division, or the District Court. Each complaint sought certification as a class and monetary damages, and alleged that the Company and the named officers violated federal securities laws. The Company believes that the actions are without merit, and intends to conduct a vigorous defense against these allegations.

     In September 2002, various parties filed motions to be appointed as lead plaintiffs and to consolidate all of the shareholder suits described above. On February 4, 2003, the District Court issued an order consolidating all seven cases into one single case and appointing the City of Philadelphia Board of Pensions and Retirement, Louis Giannakokas and Norman K. Mielziner to serve as lead plaintiffs, or the Consolidation Order. The Consolidation Order, as amended, sets certain timelines by which responsive pleadings must be filed by the Company and the lead plaintiffs in the consolidated case. On April 30, 2003, the lead plaintiffs filed with the District Court an amended, consolidated complaint. The Company has until June 30, 2003, to answer or move to dismiss the amended, consolidated complaint.

     The Company is involved in other litigation incidental to its business from time to time. In the opinion of management, after consultation with legal counsel, the ultimate outcome of such litigation will not have a material adverse effect on the Company’s financial position or results of operations or cash flows.

8. RECENT ACCOUNTING PRONOUNCEMENTS

     In January 2002, the Emerging Issues Task Force, or the EITF, reached a consensus on EITF Issue 01-14, “Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred.” This consensus requires that reimbursements received for out-of-pocket expenses incurred be characterized as revenue in the income statement. The Company adopted EITF 01-14 effective January 1, 2002, and has made the appropriate reclassifications as required by EITF 01-14. The effect of adopting EITF 01-14 was to increase both revenues and expenses by the following amounts (in thousands):

	2003		2002

Three months ended March 31,	$	844	$	582

     In June 2002, the Financial Accounting Standards Board, or the FASB, issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred. It nullifies the guidance in EITF Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” Under EITF 94-3, an entity recognized a liability for an exit cost on the date that the entity committed itself to an exit plan. In SFAS 146, the Board acknowledges that an entity’s commitment to a plan does not, by itself, create a present obligation to other parties that meets the definition of a liability. SFAS 146 also establishes that fair value is the objective for the initial measurement of the liability. SFAS 146 became effective for exit or disposal activities that were initiated after December 31, 2002. The adoption of SFAS 146 has not had a material impact on the Company’s financial position, results of operations or cash flows.

     In November 2002, the FASB reached a consensus on EITF Issue 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (“the Issue”). The guidance in the Issue is effective for revenue arrangements entered into in fiscal years beginning after June 15, 2003. The Issue addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. Specifically, the Issue addresses how to determine whether an arrangement involving multiple deliverables contains more than one earnings process and, if it does, how to divide the arrangement into separate units of accounting consistent with the identified earnings processes for revenue recognition purposes. The Issue also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. The Company currently follows the appropriate accounting pronouncement and anticipates that the Issue will not have a material impact on the results of operations, financial position or cash flows.

     In November 2002, the FASB issued FASB Interpretation 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others.” This interpretation clarifies the requirements of SFAS 5, “Accounting for Contingencies,” relating to guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. This interpretation is intended to improve the comparability of financial reporting by requiring identical accounting for guarantees issued with a separately identified premium and guarantees issued without a separately identified premium. The interpretation’s provisions for initial recognition and measurement are required on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of both interim and annual periods that ended after December 15, 2002. The Company has adopted the provisions of this interpretation and it did not have a material impact on our financial position, results of operations, or cash flows.

     In December 2002, the FASB issued SFAS 148, “Accounting for Stock Based Compensation-Transition and Disclosure- an Amendment to SFAS 123.” SFAS 148 provides two additional transition methods for entities that adopt the preferable method of accounting for stock based compensation. Further, the statement requires disclosure of comparable information for all companies regardless of whether, when, or how an entity adopts the preferable, fair value based method of accounting. These disclosures are now required for interim periods in addition to the traditional annual disclosure. The amendments to SFAS 123, which provides for additional methods, became effective for periods beginning after December 15, 2002. The amendments to the disclosure requirements are required for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The Company has adopted the additional disclosure requirements of SFAS 148 for interim and annual filings (Note 2) and will continue to account for stock based compensation under APB No. 25.

     In January 2003, the FASB issued FASB Interpretation 46, “Consolidation of Variable Interest Entities.” This interpretation of Accounting Research Bulletin 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities that possess certain characteristics. The interpretation requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity must be included in the consolidated financial statements with those of the business enterprise. This interpretation applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. The Company does not currently have any ownership in any variable interest entities as of March 31, 2003. The Company will apply the consolidation requirement of the interpretation in future periods if it should own any interest in any variable interest entity.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

     This report contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “intends,” and similar expressions are intended to identify forward-looking statements. The important factors discussed under the caption “Certain Factors That May Affect Future Operating Results,” presented below, could cause actual results to differ materially from those indicated by forward-looking statements made herein. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

     We are continuing our development of SunriseXATM, which is our next-generation product and service offering. During 2002 we began releasing certain workflows and related components of SunriseXA. SunriseXA is a Web-based solution that builds upon the knowledge-driven, workflow enhancing components of our Sunrise suites. SunriseXA’s extended architecture is built on Microsoft Corporation’s Web-based infrastructure, .NET.

     As we continue our product transition to SunriseXA, a key component of our strategy is to invest heavily in the areas of research and development, sales, sales support and marketing. Also, we have begun to offer additional contracting alternatives to our prospects and customers. We believe these new contracting alternatives will be attractive to prospects and customers.

     In addition, we provide a wide range of complementary services to our customers, including implementation, integration, support, maintenance and training. We also provide outsourcing, remote hosting, network services and business solutions consulting to assist customers in meeting their healthcare information technology requirements. Through our comprehensive services offering and integrated software components, we provide our customers with solutions for their clinical, financial and administrative information needs.

CRITICAL ACCOUNTING POLICIES

     We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. Our significant accounting policies are discussed in detail in Note 2 to the consolidated financial statements contained in our Form 10-K, filed on March 28, 2003. We believe there are several accounting policies that are critical to understanding our historical and future performance, as these policies affect the reported amount of revenue and other significant areas involving management’s judgments and estimates. These significant accounting policies relate to revenue recognition, allowance for doubtful accounts and software development.

Revenue Recognition

     We recognize revenues in accordance with the provisions of Statement of Position, or SOP, No. 97-2, “Software Revenue Recognition,” as amended by SOP 98-9 and clarified by Staff Accounting Bulletin, or SAB, 101 “Revenue Recognition in Financial Statements.” SOP No 97-2, as amended, generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of those elements.

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

     We generally contract under multiple element arrangements, which include software license fees, hardware and services including implementation, consulting and software maintenance. Under these arrangements, where vendor-specific objective evidence exists for all undelivered elements, we account for the delivered elements in accordance with the “residual method.” Under the residual method, we allocate revenue to each element in a multiple element arrangement based on the element’s respective fair value, with the fair value determined by the price charged when that element is sold separately. For arrangements in which vendor-specific objective evidence does not exist for each element, including specified upgrades, revenue is deferred and not recognized until delivery of all of the elements without vendor-specific objective evidence has occurred.

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

     During 2002, we began to enter into arrangements that consist of fees for a multi-year, time-based software license, hardware and services including implementation, consulting and software maintenance. We recognize the revenue under these arrangements in accordance with SOP No. 97-2, including the AICPA Software Revenue Recognition Task Force Technical Practice Aid 5100.54. During the transition to these new contracts, we expect our operating results to reflect lower revenues and cash flows. However, we believe that these new contracting alternatives will provide for more predictable revenues over the term of the arrangement.

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

     Deferred revenue consists of payments received for which the revenue has not yet been recognized in accordance with the above revenue recognition policies. Long-term deferred revenue, at March 31, 2003, represents amounts received from license fees, maintenance and other services to be earned after March 31, 2004.

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

RESULTS OF OPERATIONS

     Total revenues decreased $6.0 million, or 9.5%, to $56.8 million for the quarter ended March 31, 2003, compared with $62.8 million for the first quarter of 2002. Systems and services revenues decreased $3.4 million, or 6.0%, to $53.7 million for the quarter ended March 31, 2003, compared with $57.1 million for the first quarter of 2002. The decrease in systems and services revenues was due to lower software license fees primarily related to a change in contracting method beginning in the third quarter of 2002, in which we began to predominantly contract under arrangements that provide for payments to be spread more evenly over the term of the contract, as compared to our historical contracting methods. The decrease in software license fees was partially offset by increases in revenues from our remote hosting, outsourcing and networking services.

     Hardware revenues decreased $2.6 million, or 44.8%, to $3.1 million for the quarter ended March 31, 2003, compared with $5.7 million for the first quarter of 2002. The decrease in hardware revenues was due to decreased shipments primarily attributable to a higher percentage of new contracts being for remote hosting and outsourcing, as well as the impact of the new contracting method.

     Cost of systems and services revenues increased $5.1 million, or 18.4%, to $32.8 million, or 61.1% of systems and services revenues, for the quarter ended March 31, 2003, compared to $27.7 million, or 48.5% of systems and services revenues, for the first quarter of 2002. The increase was primarily related to higher costs associated with providing our remote hosting, outsourcing and networking services. Additionally, amortization of capitalized software development costs increased due to the Company releasing certain clinical products of our new SunriseXA product line during 2002. These higher costs were partially offset by lower amortization of acquired technology due to certain assets becoming fully amortized during 2002 and the first quarter of 2003.

     Cost of hardware revenues decreased $1.9 million, or 41.8%, to $2.7 million, or 85.5% of hardware revenues, for the quarter ended March 31, 2003, compared to $4.6 million, or 81.1% of hardware revenues, for the first quarter of 2002. The decrease in the cost of hardware revenues was primarily attributable to the decrease in hardware revenues.

     Sales and marketing expenses increased $5.2 million, or 45.5%, to $16.6 million, or 29.1% of total revenues, for the quarter ended March 31, 2003, from $11.4 million, or 18.1% of total revenues, for the first quarter of 2002. The increase in sales and marketing expenses was primarily related to increased payroll and related costs, including commissions and travel, due to a program we initiated during the fourth quarter of 2001 to significantly expand the size of our sales and marketing organization. This program is expected to continue to result in higher expenses in the future.

     Research and development expenses increased nearly $2.8 million, or 26.8%, to $13.0 million, or 22.8% of total revenues, for the quarter ended March 31, 2003, compared to $10.2 million, or 16.3% of total revenues, for the first quarter of 2002. The increase in research and development expenses was due primarily to an initiative we implemented in the fourth quarter of 2001. This program accelerates the migration of our products onto the Microsoft .NET platform. This initiative, which increased the number of employees in our product delivery organization, which include research and development, is expected to result in continuing higher research and development expenses. The percentage of research and development expenditures capitalized for the three months ended March 31, 2003 was 17.0%, or $2.7 million, compared to 16.3%, or $2.0 million, for the first quarter of 2002. As discussed above, amortization of capitalized software development costs, which is included as a component of cost of systems and systems revenues, increased by approximately $0.5 million, to $1.8 million for the three months ended march 31, 2003, compared to $1.3 million for first quarter of 2002.

     General and administrative expenses increased approximately $0.8 million, or 32.8%, to $3.4 million, or 5.9% of total revenues, for the quarter ended March 31, 2003, compared to $2.5 million, or 4.0% of total revenues, for the first quarter of 2002. The increase was primarily due to higher insurance and legal costs.

     Depreciation and amortization increased $0.4 million, or 19.1%, to $2.4 million, or 4.2% of total revenues, for the quarter ended March 31, 2003, from $2.0 million, or 3.2% of total revenues, for the first quarter of 2002. The increase was primarily the result of higher depreciation related to fixed assets purchased over the past 12 months, partially offset by lower amortization of certain intangibles, which became fully amortized during the first quarter of 2002.

     Interest income decreased $0.2 million, or 18.8%, to $0.9 million for the quarter ended March 31, 2003, from $1.1 million for the first quarter of 2002. This decrease was due to a decline in yields on our cash and marketable securities from the same period in the prior year, partially offset by higher cash and marketable securities balances.

     As a result of these factors, we had a net loss of $13.0 million for the quarter ended March 31, 2003, compared to net income of $5.3 million for the first quarter in 2002.

LIQUIDITY AND CAPITAL RESOURCES

     During the quarter ended March 31, 2003, operations provided $1.2 million of cash. Investing activities used $57.7 million of cash, consisting of $52.4 million for the purchase of marketable securities, $2.7 million for the funding of capitalized software development costs and $2.6 million for the purchase of property and equipment. Financing activities provided $0.6 million of cash, primarily from issuance of common stock under our employee stock purchase plan.

     As of March 31, 2003, our principal source of liquidity is our combined cash and marketable securities balance of $180.0 million. Although our cash flows have been positive year-to-date through March 31, 2003, it is likely that we may have negative cash flows from operations over the remainder of 2003 due to our sales and marketing and research and development initiatives, as well as the growing popularity of our new contract arrangements, which provide for payments to be spread more evenly over the term of the contract. These arrangements result in a proportionately smaller amount of fees being collected upon new contract signing. Our future liquidity requirements will depend upon a number of factors, including our sales volumes and the timing and level of research and development activities. As of March 31, 2003, we did not have any material commitments for capital expenditures. We believe that our current cash and marketable securities balances and anticipated cash generated from our future operations will be sufficient to meet our operating requirements for at least the next 12 months.

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

We have a history of operating losses and we cannot predict future profitability

     We had a net loss of $13.0 million in the quarter ended March 31, 2003. We also had net losses of $29.8 million in 2002, $34.0 million in 2000, $9.4 million in 1999, $35.3 million in 1998, and $126.3 million in 1997. In 2001, we had net income of $4.4 million, although we had a loss from operations of $1.6 million. We may continue to incur net losses and cannot predict when or if we will be profitable in the future.

Our operating results may fluctuate significantly and may cause our stock price to decline

     We have experienced significant variations in revenues and operating results from quarter to quarter. Our operating results may continue to fluctuate due to a number of factors, including:

-	the timing, size and complexity of our product sales and implementations;

-	overall demand for healthcare information technology;

-	the financial condition of our customers and potential customers;

-	market acceptance of new services, products and product enhancements by us and our competitors;

-	product and price competition;

-	the relative proportions of revenues we derive from systems and services and from hardware;

-	changes in our operating expenses;

-	the timing and size of future acquisitions;

-	personnel changes;

-	the performance of our products; and

-	fluctuations in general economic and financial market conditions, including interest rates.

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

Potential regulation by the U.S. Food and Drug Administration of our products as medical devices could impose increased costs, delay the introduction of new products and hurt our business

     The U.S. Food and Drug Administration, or FDA, is likely to become increasingly active in regulating computer software intended for use in the healthcare setting. The FDA has increasingly focused on the regulation of computer products and computer-assisted products as medical devices under the federal Food, Drug, and Cosmetic Act, or FDC Act. If the FDA chooses to regulate any of our products as medical devices, it can impose extensive requirements upon us, including the following:

-	requiring us to seek FDA clearance of a pre-market notification submission demonstrating that the product is substantially equivalent to a device already legally marketed, or to obtain FDA approval of a pre-market approval application establishing the safety and effectiveness of the product;

-	requiring us to comply with rigorous regulations governing the pre-clinical and clinical testing, manufacture, distribution, labeling and promotion of medical devices; and

-	requiring us to comply with the FDC Act’s general controls, including establishment registration, device listing, compliance with good manufacturing practices, reporting of specified device malfunctions and adverse device events.

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

     There are several HIPAA compliance deadlines for covered entities. All covered entities must comply with the transaction and code set standards by October 16, 2003. The compliance deadline for the privacy standards was April 14, 2003 for most covered entities. The compliance deadline for the data security standards is April 20, 2005 for most covered entities. Any failure or perception of failure of our products to comply with HIPAA standards could adversely affect demand for our products and force us to expend significant capital, research and development and other resources to modify our products to address the privacy and security requirements of our customers.

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

-	The anticipated benefits from any acquisition may not be achieved. The integration of acquired businesses requires substantial attention from management. The diversion of the attention of management and any difficulties encountered in the transition process could hurt our business.

-	In future acquisitions, we could issue additional shares of our capital stock, incur additional indebtedness or pay consideration in excess of book value, which could have a dilutive effect on future net income, if any, per share.

-	New business acquisitions must be accounted for under the purchase method of accounting. These acquisitions may generate significant intangible assets and result in substantial related amortization charges to us.

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

Changing customer requirements could decrease the demand for our products, which could harm our business and decrease our revenues

     The market for our products and services is characterized by rapidly changing technologies, evolving industry standards and new product introductions and enhancements that may render existing products obsolete or less competitive. As a result, our position in the healthcare information technology market could erode rapidly due to unforeseen changes in the features and functions of competing products, as well as the pricing models for such products. Our future success will depend in part upon our ability to enhance our existing products and services, particularly our ability to continue to release our products onto the .Net Framework under the SunriseXA initiative, and to develop and introduce new products and services to meet changing customer requirements. The process of developing products and services such as those we offer is extremely complex and is expected to become increasingly complex and expensive in the future as new technologies are introduced. If we are unable to enhance our existing products or develop new products to meet changing customer requirements, demand for our products could suffer.

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

We face litigation that could force us to pay significant damages and could distract our management team

     Our Company and three of our officers were named in seven complaints filed in the United States District Court for the Southern District of Florida, West Palm Beach Division, or the District Court, by purported shareholders of the Company over the months of July through September 2002. Each complaint individually sought class certification and monetary damages for alleged violations of the federal securities laws. On February 4, 2003, the District Court issued an order consolidating all seven cases into one single case and appointing two persons and one entity to serve as lead plaintiffs. On April 30, 2003, the lead plaintiffs filed an amended, consolidated complaint. The Company has until June 30, 2003, to answer or move to dismiss the amended, consolidated complaint. Although we believe that these actions are without merit, we cannot assure you that they will not, if successful, require that we pay substantial damages in excess of existing insurance coverage. Regardless of the outcome of these matters, we might incur substantial defense costs, and defending the actions may cause a diversion of management time and attention.

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

     Our charter documents contain additional anti-takeover devices including:

-	only one of the three classes of directors is elected each year;

-	the ability of our stockholders to remove directors without cause is limited;

-	the right of stockholders to act by written consent has been eliminated;

-	the right of stockholders to call a special meeting of stockholders has been eliminated; and

-	advance notice must be given to nominate directors or submit proposals for consideration at stockholder meetings;

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

Annualized interest income based upon hypothetical values for cash and marketable securities combined balances and interest rates:*

	Combined cash and cash equivalents and
	marketable securities balances (in thousands)

Hypothetical Interest Rate	$150,000	$170,000	$190,000

1.5%	$2,250	$2,550	$2,850
2.0%	3,000	3,400	3,800
2.5%	3,750	4,250	4,750
3.0%	4,500	5,100	5,700
3.5%	5,250	5,950	6,650
4.0%	6,000	6,800	7,600

*	(This sensitivity analysis is not a forecast of future interest income.)

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

     We do not currently enter into foreign currency hedge transactions. Through March 31, 2003, foreign currency fluctuations have not had a material impact on our financial position or results of operations.

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

PART II.

ITEM 1. LEGAL PROCEEDINGS

     From July through September 2002, the Company and three of its then current officers (Messrs. Colletti, Patton and Wilson) were named in seven complaints filed by purported shareholders of the Company in the United States District Court, Southern District of Florida, West Palm Beach Division, or the District Court. Each complaint sought certification as a class and monetary damages, and alleged that the Company and the named officers violated federal securities laws. The Company believes that the actions are without merit, and intends to conduct a vigorous defense against these allegations.

     In September 2002, various parties filed motions to be appointed as lead plaintiffs and to consolidate all of the shareholder suits described above. On February 4, 2003, the District Court issued an order consolidating all seven cases into one single case and appointing the City of Philadelphia Board of Pensions and Retirement, Louis Giannakokas and Norman K. Mielziner to serve as lead plaintiffs, or the Consolidation Order. The Consolidation Order, as amended, sets certain timelines by which responsive pleadings must be filed by the Company and the lead plaintiffs in the consolidated case. On April 30, 2003, the lead plaintiffs filed with the District Court an amended, consolidated complaint. The Company has until June 30, 2003, to answer or move to dismiss the amended, consolidated complaint.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits: See Index to exhibits.

     (b)  Reports on Form 8-K:

(1) No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended March 31, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ECLIPSYS CORPORATION

Date:	May 15, 2003	/s/ Robert J. Colletti Robert J. Colletti Senior Vice President and Chief Financial Officer (Principal financial officer and duly authorized officer)

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

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:	May 15, 2003	/s/ Paul L. Ruflin Paul L. Ruflin Chief Executive Officer

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

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:	May 15, 2003	/s/ Robert J. Colletti Robert J. Colletti Chief Executive Officer

ECLIPSYS CORPORATION
EXHIBIT INDEX

EXHIBIT
NO.	DESCRIPTION

10.1	Amendment No. 1 to the Amended and Restated 2000 Stock Incentive Plan of Eclipsys Corporation
10.2	Agreement with Mr. Harvey J. Wilson
10.3	Consulting Agreement with Mr. Harvey J. Wilson
10.4	Agreement with Mr. John S. Cooper
99.1	Certification Pursuant to 18 U.S.C. Section 1350