Form 10-K/A
period 2002-12-31
ECLIPSYS CORP
filed 2003-05-23
CIK 1034088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

(561) 322-4321
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.01 par value, and Preferred Stock Purchase Rights

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act rule 12b-2). Yes [X] No [  ]

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

EXPLANATORY NOTE

     The purpose of this Amendment No. 1 to the Annual Report on Form 10-K of Eclipsys Corporation (“the Company”) for the year ended December 31, 2002 (the “Original Form 10-K”) is to revise the pro forma disclosure information that is required by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” for each of the years ended December 31, 2000, 2001 and 2002. The revised disclosure is contained in Note 2 to the Company’s consolidated financial statements under the caption “Stock-Based Compensation”.

     The Company has amended in its entirety Item 8 “Financial Statements and Supplementary Data” of the Original Form 10-K, which is the only Item affected by the revision. The Company has also amended in its entirety Item 15 “Exhibits, Financial Statement Schedules, and Reports on Form 8-K” of the Original Form 10-K to reflect the refiling of Exhibits 23 and 99.1 thereto. This Amendment No. 1 does not reflect events occurring after the filing of the Original Form 10-K, or modify or update any disclosures contained in the Original Form 10-K (including disclosures relating to risks, uncertainties and other factors that may affect the Company’s future performance), in any way, except as required to revise the pro forma disclosure.

Item 8. Financial Statements and Supplementary Data

Index to Consolidated Financial Statements:

     Financial Statements:

       All other schedules are omitted as they are not applicable or the required information is shown in the financial statements or notes thereto

Signatures	30
Certifications	31

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

     As described in Note 2 to the consolidated financial statements, the Company has revised the pro forma disclosure information that is required by Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation.”

     As discussed in Note 2, the Company adopted statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” as of January 1, 2002.

PricewaterhouseCoopers LLP

Atlanta, Georgia
January 24, 2003 except for the disclosure information in Note 2 under the caption “Stock-Based Compensation,” for which the date is May 22, 2003

ECLIPSYS CORPORATION
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31,

	2001	2002

Assets
Current assets:
Cash and cash equivalents	$168,942	$183,500
Accounts receivable, net of allowance for doubtful accounts of $5,572 and $3,412 at December 31, 2001 and 2002, respectively	66,094	46,822
Inventory	667	656
Other current assets	18,424	16,921

Total current assets	254,127	247,899
Property and equipment, net	21,675	26,800
Capitalized software development costs, net	13,831	16,375
Acquired technology, net	3,345	267
Goodwill, net	454	454
Intangible assets, net	174
Other assets	6,888	9,402

Total assets	$300,494	$301,197

Liabilities and Stockholders’ Equity
Current liabilities:
Deferred revenue	$56,428	$79,235
Accrued compensation costs	12,219	14,442
Other current liabilities	10,529	13,854

Total current liabilities	79,176	107,531
Deferred revenue	2,418	843
Other long-term liabilities	699	226
Commitments and contingencies (See note 8)
Stockholders’ Equity:
Common stock, $0.01par value, 200,000,000 shares authorized; issued and outstanding, 44,382,413 and 45,088,872	444	451
Additional paid-in capital	400,242	405,380
Unearned stock compensation	(32)	(1,021)
Accumulated deficit	(182,051)	(211,814)
Accumulated other comprehensive income	(402)	(399)

Total stockholders’ equity	218,201	192,597

Total liabilities and stockholders’ equity	$300,494	$301,197

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

ECLIPSYS CORPORATION
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,

	2000	2001	2002

Operating activities:
Net (loss) income	$(33,959)	$4,408	$(29,763)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	36,418	36,472	19,576
Provision for bad debts	3,855	4,305	2,205
Write-down of accounts receivable	9,400	—	—
Write-down of investment	836	—	—
Gain on sale of investment	(4,462)	—	—
Stock compensation expense	144	144	134
Changes in operating assets and liabilities:
Accounts receivable	(1,061)	(6,487)	16,443
Inventory	(880)	202	11
Other current assets	6,349	(11,570)	1,503
Other assets	(1,825)	(684)	(4,203)
Deferred revenue	(7,911)	7,617	21,233
Other current liabilities	(16,184)	(5,613)	5,547
Other long-term liabilities	(1,387)	(928)	(473)

Total adjustments	23,292	23,458	61,976

Net cash (used in) provided by operating	(10,667)	27,866	32,213
Investing activities:
Purchase of investments	(7,905)	—	—
Sale of investments	12,432	—	—
Purchases of property and equipment	(8,019)	(11,601)	(12,857)
Capitalized software development costs	(6,407)	(6,876)	(8,823)

Net cash used in investing activities	(9,899)	(18,477)	(21,680)

Financing activities:
Borrowings	2,012	—	—
Payments on borrowings	(521)	(1,491)	—
Exercise of warrants	4	—	—
Sale of common stock	—	123,231	—
Exercises of stock options	4,330	14,683	1,470
Employee stock purchase plan	1,492	2,498	2,552

Net cash provided by financing activities	7,317	138,921	4,022

Effect of exchange rates on cash and cash equivalents	92	(167)	3
Net (decrease) increase in cash and cash equivalents	(13,157)	148,143	14,558
Cash and cash equivalents — beginning of year	33,956	20,799	168,942

Cash and cash equivalents — end of year	$20,799	$168,942	$183,500

Cash paid for interest	$388	$51	$—

Cash paid for income taxes	$62	$69	$110

The accompanying notes are an integral part of these consolidated financial statements.

ECLIPSYS CORPORATION
Consolidated Statement of Changes in Stockholders’ Equity
(in thousands)

	Voting and
	Non-Voting						Accumulated
	Common Stock		Additional	Unearned			Other
			Paid-in	Stock	Accumulated	Comprehensive	Comprehensive
	Shares	Amount	Capital	Compensation	Deficit	Income (Loss)	Income (Loss)	Total

Balance at December 31, 1999	36,303,825	$363	$254,085	$(320)	$(152,500)		$(327)	$101,301
Exercise of stock options	495,328	5	2,988					2,993
Employee stock purchase plan	296,203	3	2,704					2,707
Exercise of warrants	40,765	—	4					4
Compensation expense recognized			122	144				266
Net loss					(33,959)	$(33,959)		(33,959)
Foreign currency translation adjustment						92	92	92

Other comprehensive income						92

Comprehensive income						(33,867)

Balance at December 31, 2000	37,136,121	371	259,903	(176)	(186,459)		(235)	73,404
Exercise of stock options	1,317,632	15	14,668					14,683
Employee stock purchase plan	178,660		2,498					2,498
Public offering	5,750,000	58	123,173					123,231
Compensation expense recognized				144				144
Comprehensive income:
Net income					4,408	4,408		4,408
Foreign currency translation adjustment						(167)	(167)	(167)

Other comprehensive income						(167)

Comprehensive income						4,241

Balance at December 31, 2001	44,382,413	444	400,242	(32)	(182,051)		(402)	218,201

Exercise of stock options	190,917	2	1,468					1,470
Employee stock purchase plan	365,542	4	2,548					2,552
Issuance of restricted stock	150,000	1	1,122	(1,123)				—
Compensation expense recognized				134				134
Comprehensive income:
Net loss					(29,763)	(29,763)		(29,763)
Foreign currency translation adjustment						3	3	3

Other comprehensive income						3

Comprehensive income						(29,760)

Balance at December 31, 2002	45,088,872	$451	$405,380	$(1,021)	$(211,814)		$(399)	$192,597

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

2.     Summary of Significant Accounting Policies – (Continued)

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

2.     Summary of Significant Accounting Policies – (Continued)

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

2.     Summary of Significant Accounting Policies – (Continued)

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

	2001		2002

	Gross	Net	Gross	Net	Useful Life

Amounts subject to amortization:
Acquired technology	$95,795	$3,345	$95,795	$267	3 - 7 years
Ongoing customer relationships	10,690	174	10,690	—	5 years
Network services	5,764	—	5,764	—	3 years

	112,249	3,519	112,249	267
Amounts not subject to amortization:
Goodwill	17,834	454	454	454

	$130,083	$3,973	$112,703	$721

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

2.     Summary of Significant Accounting Policies – (Continued)

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

     The Company has adopted the disclosure only provision of SFAS No. 123. On May 19, 2003, the Company revised its SFAS No. 123 pro forma stock option disclosure presented below to reflect the proper calculation of pro forma stock option expense for all periods presented. Had compensation cost for the Company’s stock option grants described above been determined based on the fair value at the grant date for awards in 2000, 2001 and 2002, consistent with the provisions of SFAS No. 123, the Company’s net loss and loss per

ECLIPSYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.     Summary of Significant Accounting Policies – (Continued)

share would have been increased to the pro forma amounts indicated below for the years ended December 31, (in thousands, except per share data):

	2000	2001	2002

Net (loss) income:
As reported	$(33,959)	$4,408	$(29,763)
Add: Stock-based employee compensation expense included in reported net (loss) income, net of related tax effects	144	144	134
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(23,793)	(26,036)	(24,182)

Pro forma as revised	$(57,608)	$(21,484)	$(53,811)
Pro forma originally reported	$(45,032)	$1,252	$(33,419)
Basic net (loss) income per share:
As reported	$(0.92)	$0.10	$(0.67)
Pro forma	$(1.57)	$(0.50)	$(1.20)
Diluted net (loss) income per share:
As reported	$(0.92)	$0.09	$(0.67)
Pro forma	$(1.57)	$(0.50)	$(1.20)

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2000, 2001 and 2002: dividend yield of 0% for all years, risk-free interest rate of 5.75% for 2000, 4.27% for 2001 and 3.11% for 2002, expected life of 9.88, 6.81 and 4.61 years based on the plan and volatility of 100% for 2000, 93% for 2001 and 92% for 2002, respectively.

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

2.     Summary of Significant Accounting Policies – (Continued)

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

2.     Summary of Significant Accounting Policies – (Continued)

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

2.     Summary of Significant Accounting Policies – (Continued)

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

3.     Property and Equipment

     Property and equipment are stated at cost. Depreciation and amortization are provided for using the straight-line method over the estimated useful lives, which generally range from two to seven years. Computer equipment is depreciated over two to five years. Office equipment is depreciated over two to seven years. Purchased software for internal use is amortized over three years. Leasehold improvements are amortized over the shorter of the useful lives of the assets or the remaining term of the lease. When assets are retired or otherwise disposed of, the related costs and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in income. Expenditures for repairs and maintenance not considered to

ECLIPSYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.     Property and Equipment – (Continued)

substantially lengthen the property and equipment lives are charged to expense as incurred. The balances for property and equipment were as follows as of December 31, (in thousands):

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

Shareholder Rights Plan

     On July 26, 2000, the Board of Directors of the Company declared a dividend of one Right for each outstanding share of the Company’s Common Stock to stockholders of record at the close of business on August 9, 2000. Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock, $.01 par value per share, at a Purchase Price of $65.00 in cash, subject to adjustment. The Rights will initially trade together with the Eclipsys Common Stock and will not be exercisable. If a person or group (other than an exempt person) acquires 15% or more of the outstanding shares of Eclipsys Common Stock, the Rights generally will become exercisable and allow the holder (other than the 15% purchaser) to purchase shares of Eclipsys Common Stock at a 50% discount to the market price. The effect will be to discourage acquisitions of 15% or more of Eclipsys Common Stock without negotiations with the Board. The terms of the Rights are set forth in a Rights Agreement dated as of July 26, 2000 (the “Rights Agreement”) between the Company and Fleet National Bank, as Rights Agent. The Board

ECLIPSYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.     Stockholders’ Equity – (Continued)

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

6.     Income Taxes

     The income tax provision / (benefit) is calculated as follows for the years ended December 31, (in thousands):

	2000	2001	2002

Current Tax Provision / (Benefit):
Federal	$—	$—	$—
State	—	—	165

	$—	$—	$165

Deferred Provision / (Benefit):
Federal	$(10,734)	$(171)	$(10,076)
State	(1,257)	(20)	(1,180)
Valuation allowance	11,991	191	11,256

	$—	$—	$—

Total Provision / (Benefit)	$—	$—	$165

ECLIPSYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.     Income Taxes – (Continued)

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

	2000		2001		2002

		Weighted Average		Weighted Average		Weighted Average
	Options	Exercise Price	Options	Exercise Price	Options	Exercise Price

Outstanding at beginning of the year	5,494,673	$16.98	9,148,878	$12.87	8,006,072	$12.22
Granted	4,977,159	8.46	1,196,284	14.70	1,922,925	8.20
Exercised	(510,253)	6.62	(1,342,619)	10.96	(195,277)	7.53
Forfeited	(812,701)	17.71	(996,471)	22.89	(713,009)	15.14

Outstanding at end of year	9,148,878	12.87	8,006,072	12.22	9,020,711	11.23

Exercisable at end of the year	2,319,237		3,425,434		4,960,438

ECLIPSYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.     Employee Benefit Plans – (Continued)

	2000		2001		2002

	Weighted Average	Weighted Fair	Weighted Average	Weighted Fair	Weighted Average	Weighted Fair
Option Granted During the Year	Exercise Price	Market Value	Exercise Price	Market Value	Exercise Price	Market Value

Option price > Fair market value	—		—		—
Option price = Fair market value	$8.46		$14.70		$8.20
Option price < Fair market value	—		—		—
Weighted Fair Market Value Options		$7.98		$10.70		$6.59

The following table summarizes information about stock options outstanding at December 31, 2002:

	Options Outstanding			Options Exercisable

		Weighted Average
		Remaining
	Number Outstanding	Contractual Life	Weighted Average	Number Exercisable	Weighted Average
Range of Exercise Price	at 12/31/02	(in years)	Exercise Price	at 12/31/02	Exercise Price

$0.10-$6.44	1,316,169	8.53	$5.88	394,594	$5.63
$6.50-$7.50	1,326,440	7.74	7.17	396,840	6.59
$8.25-$8.25	2,572,894	7.53	8.25	1,755,474	8.25
$9.06-$13.20	996,222	7.83	11.60	468,247	10.74
$13.21-$15.13	1,274,287	7.35	14.63	808,971	14.69
$15.63-$22.00	911,816	7.44	18.42	540,798	18.71
$23.00-$23.38	522,611	6.23	23.35	495,242	23.35
$25.71-$25.71	22,049	4.11	25.71	22,049	25.71
$35.83-$35.83	39,374	4.58	35.83	39,374	35.83
$43.57-$43.57	38,849	4.88	43.57	38,849	43.57

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

     In September 2002, various parties filed motions to be appointed as lead plaintiffs and to consolidate all of the shareholder suits described above. On February 4, 2003, the District Court issued an order consolidating all seven cases into one single case and appointing the City of Philadelphia Board of Pensions and Retirement, Louis Giannakokas and Norman K. Mielziner to serve as lead plaintiffs (the “Consolidation Order”). The Consolidation Order also sets certain timelines by which responsive pleadings must be filed by the Company and the lead plaintiffs in the consolidated case. Under the Consolidation Order, the lead plaintiffs have until March 31, 2003 to file an amended, consolidated complaint. Once the amended, consolidated complaint is filed, the Company shall have sixty (60) days from such date to answer or move to dismiss the amended complaint.

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

9.     Related Party Transactions – (Continued)

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

     The Company has a license agreement with Partners HealthCare System, Inc. (“Partners”). Under the terms of this license, the Company may develop, commercialize, distribute and support certain technology and license it, as well as sell related services, to other healthcare providers and hospitals throughout the world (with the exception of the Boston, Massachusetts metropolitan area). Prior to the Company’s initial public offering, no sales of products incorporating the licensed technology were made and, consequently, no royalties were paid by the Company pursuant to the license with Partners. The royalty arrangement under the license terminated upon the Company’s initial public offering. After the Company’s initial public offering, the Company sold products incorporating the licensed technology. The Company is obligated to offer to Partners and certain of its affiliates a license for internal use, granted on most favored customer terms, to all new software applications developed by the Company, whether or not derived from the licensed technology, and major architectural changes to the licensed technology. Partners and certain of its affiliates are also entitled to

ECLIPSYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.     Related Party Transactions – (Continued)

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

ECLIPSYS CORPORATION
SCHEDULE II-VALUATION OF QUALIFYING ACCOUNTS
For Each of the Three Years in the Period Ended December 31, 2002

	Balance at			Balance at End of
	Beginning of Period	Additions	Write-offs	Period

December 31, 2000
Allowance for doubtful accounts	$3,692	$13,255	$(11,291)	$5,656
Valuation allowance for deferred tax asset	70,826	11,991		82,817
December 31, 2001
Allowance for doubtful accounts	5,656	4,305	(4,389)	5,572
Valuation allowance for deferred tax asset	82,817	191		83,008
December 31, 2002
Allowance for doubtful accounts	5,572	3,533	(5,693)	3,412
Valuation allowance for deferred tax asset	83,008	11,256		94,264

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
1. Consolidated Financial Statements included in Item 8 of this report on Form 10-K
2. Financial Statement Schedules included in Item 8 of this report on Form 10-K
3. The following exhibits are included in this report:

2.1*	Agreement and Plan of Merger dated as of October 29, 1998 by and among the Registrant, Exercise Acquisition Corp. and Transition Systems, Inc.
2.2**	Agreement of Merger among Alltel Healthcare Information Services, Inc., Alltel Information Services, Inc., Eclipsys Corporation and Eclipsys Solutions Corp. dated as of January 24, 1997
2.3**	Amended and Restated Stock Purchase Agreement among Eclipsys Corporation, SDK Medical Computer Services Corporation and the Selling Stockholders listed therein dated June 26, 1997
2.4**	Asset Purchase Agreement by and among Motorola, Inc. Eclipsys Corporation and Emtek Healthcare Corporation dated January 30, 1998
2.5****	Agreement and Plan of Merger dated as of February 5, 1999, by and among Eclipsys PCS and Sub
2.6****	Escrow Agreement dated as of February 17, 1999, by and among Eclipsys, Sub, PCS and the PCS Stockholders and Noteholders
2.7*****	Stock Purchase and Sale Agreement dated as of March 6, 1999 by and among Sun Gard Data Systems Inc., Sun Gard Investment Ventures, Inc., Med Data Systems, Inc., Intelus Corporation, and Eclipsys Corporation and Eclipsys Solutions Corp
2.8******	Agreement and Plan of Merger dated as of June 17, 1999, by and among Eclipsys Corporation, Eclipsys Merger Corp., MSI Solutions, Inc., MSI Integrated Services, Inc., Anna L. Bean, Michael R. Cote, Robert J. Feldman and the 1997 Feldman Family Trust
2.9*******	Asset Purchase Agreement by and among Quadramed Corporation, Eclipsys Corporation and Med Data Systems, Inc. dated July 1, 1999
3.1***	Third Amended and Restated Certificate of Incorporation of the Registrant
3.2**	Third Amended and Restated Bylaws of the Registrant
3.3********	Certificate of Designation of Series A Junior Participating Preferred
4.1**	Specimen certificate for shares of Common Stock
4.2********	Rights Agreement, dated July 26, 2000, by and between Eclipsys Corporation and Fleet National Bank, as Rights Agent
10.1**	Second Amended and Restated Registration Rights Agreement
10.2**	Second Amended and Restated Stockholders Agreement
10.5**+	Information Systems Technology License Agreement, dated as of May 3, 1996, by and among Partners Healthcare System, Inc. and Integrated Healthcare Solutions, Inc.
10.6**	Preferred Stock Purchase Agreement by and among Eclipsys Corporation, General Atlantic Partners 47, L.P. and GAP Coinvestment Partners, L.P. dated February 4, 1998
10.7**	1996 Stock Plan

10.8*********	Amended and Restated 1998 Stock Incentive Plan
10.9*********	Second Amended and Restated 1998 Employee Stock Purchase Plan
10.13**	Settlement of Claims Agreement, dated as of March 13, 1998, between ALLTEL Information Services, Inc. and Eclipsys Corporation
10.14*********	Amended and Restated 1999 Stock Incentive Plan, as amended
10.15*********	Amended and Restated 2000 Stock Incentive Plan
10.16*********	Employment Agreement for Paul L. Ruflin
10.17***********	Resignation Letter from Harvey J. Wilson
21**********	Subsidiaries of the Registrant
23	Consent of PricewaterhouseCoopers LLP
99.1	Certification Pursuant to 18 U.S.C. Section 1350

+	Confidential treatment granted on August 6, 1998 in connection with the Registrant’s initial public offering
*	Incorporated by reference to the Joint Proxy Statement/ Prospectus included in the Registrant’s Registration Statement on Form S-4 (File No. 333-68353)
**	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-50781)
***	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 000-24539)
****	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 3, 1999 (File No. 000-24539)
*****	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 (File No. 000-24539)
******	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 000-24539)
*******	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (File No. 000-24539)
********	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated August 8, 2000 (File No. 000-24539)
*********	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 000-24539)
**********	Incorporated by reference to Exhibit 21 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 000-24539)
***********	Included in the Original Form 10-K (File No. 000-24539)

(b)  Reports on Form 8-K.

None.

Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

/s/ PAUL L. RUFLIN	President, Chief Executive Officer, Director (Principal Executive Officer)	May 22, 2003
Paul L. Ruflin

/s/ ROBERT J. COLLETTI	Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	May 22, 2003
Robert J. Colletti

/s/ STEVEN A. DENNING	Director	May 22, 2003
Steven A. Denning

/s/ G. FRED DIBONA	Director	May 22, 2003
G. Fred Dibona

/s/ EUGENE V. FIFE	Director	May 22, 2003
Eugene V. Fife

/s/ BRADEN KELLY	Director	May 22, 2003
Braden Kelly

/s/ JAY B. PIEPER	Director	May 22, 2003
Jay B. Pieper

CERTIFICATIONS

I, Paul L. Ruflin, certify that:

1.     I have reviewed this annual report on Form 10-K, including this Amendment No. 1 on Form 10-K/A, of Eclipsys Corporation;

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

Dated: May 23, 2003	/s/ Paul L. Ruflin Paul L. Ruflin Chief Executive Officer

CERTIFICATIONS

I, Robert J. Colletti, certify that:

1.     I have reviewed this annual report on Form 10-K, including this Amendment No. 1 on Form 10-K/A, of Eclipsys Corporation;

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

Dated: May 23, 2003	/s/ Robert J. Colletti Robert J. Colletti Chief Financial Officer