Form 10-Q
period 2003-06-30
ECLIPSYS CORP
filed 2003-08-04
CIK 1034088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Shares outstanding as of July 30, 2003

Common Stock, $.01 par value	45,599,777

ECLIPSYS CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2003

PART I.

ITEM 1.

ECLIPSYS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(IN THOUSANDS)

	JUNE 30, 2003	DECEMBER 31, 2002

ASSETS
Current assets:
Cash and cash equivalents	$118,097	$183,500
Marketable securities	52,740	—
Accounts receivable, net	47,552	46,822
Inventory	691	656
Other current assets	14,155	16,921

Total current assets	233,235	247,899
Property and equipment, net	28,583	26,800
Capitalized software development costs, net	20,218	16,375
Acquired technology, net	75	267
Goodwill	454	454
Other assets	12,029	9,402

TOTAL ASSETS	$294,594	$301,197

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Deferred revenue	$84,009	$79,235
Accrued compensation costs	14,673	14,442
Other current liabilities	21,076	13,854

Total current liabilities	119,758	107,531
Deferred revenue	3,307	843
Other long-term liabilities	755	226
Stockholders’ equity:
Common stock	455	451
Unearned stock compensation	(908)	(1,021)
Additional paid-in capital	407,606	405,380
Accumulated deficit	(235,858)	(211,814)
Accumulated other comprehensive loss	(521)	(399)

Total stockholders’ equity	170,774	192,597

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$294,594	$301,197

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ECLIPSYS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,

	2003	2002	2003	2002

REVENUES
Systems and services	$58,381	$51,732	$112,078	$108,862
Hardware	5,005	2,520	8,144	8,209

TOTAL REVENUES	63,386	54,252	120,222	117,071
COSTS AND EXPENSES
Cost of systems and services revenues	33,900	28,424	66,704	56,155
Cost of hardware revenues	4,163	2,202	6,847	6,813
Sales and marketing	17,719	11,856	34,274	23,205
Research and development	13,535	11,216	26,519	21,455
General and administrative	3,420	2,724	6,784	5,258
Depreciation and amortization	2,500	2,043	4,869	4,032

TOTAL COSTS AND EXPENSES	75,237	58,465	145,997	116,918

(LOSS) INCOME FROM OPERATIONS	(11,851)	(4,213)	(25,775)	153
Interest income, net	831	1,166	1,731	2,275

(LOSS) INCOME BEFORE INCOME TAXES	(11,020)	(3,047)	(24,044)	2,428
Provision for income taxes	—	—	—	165

NET (LOSS) INCOME	$(11,020)	$(3,047)	$(24,044)	$2,263

BASIC NET (LOSS) INCOME PER COMMON SHARE	$(0.24)	$(0.07)	$(0.53)	$0.05

DILUTED NET (LOSS) INCOME PER COMMON SHARE	$(0.24)	$(0.07)	$(0.53)	$0.05

BASIC WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	45,289	44,628	45,179	44,563

DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	45,289	44,628	45,179	46,853

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ECLIPSYS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS)

	THREE MONTHS		SIX MONTHS
	ENDED JUNE 30,		ENDED JUNE 30,

	2003	2002	2003	2002

OPERATING ACTIVITIES
Net (loss) income	$(11,020)	$(3,047)	$(24,044)	$2,263
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	5,211	4,349	10,002	10,154
Provision for bad debts	650	350	1,200	500
Stock compensation expense	56	—	112	32
Changes in operating assets and liabilities:
Accounts receivable	(3,510)	10,126	(1,930)	7,414
Inventory	120	(167)	(35)	86
Other current assets	841	1,194	2,766	4,276
Other assets	(3,436)	(1,009)	(3,848)	(1,556)
Deferred revenue	1,430	(2,169)	7,238	(550)
Accrued compensation costs	2,496	1,673	232	(2,752)
Other current liabilities	4,968	37	7,222	1,914
Other liabilities	485	(423)	529	(379)

Total adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities	9,311	13,961	23,488	19,139

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(1,709)	10,914	(556)	21,402

INVESTING ACTIVITIES
Purchase of property and equipment	(4,019)	(3,490)	(6,652)	(7,405)
Purchase of marketable securities, net	(455)	(627)	(52,904)	(61,178)
Capitalized software development costs	(4,897)	(2,225)	(7,563)	(4,214)

NET CASH USED IN INVESTING ACTIVITIES	(9,371)	(6,342)	(67,119)	(72,797)

FINANCING ACTIVITIES
Exercise of stock options	943	757	951	1,450
Employee stock purchase plan	688	674	1,279	1,259

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,631	1,431	2,230	2,709

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	34	21	42	21

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(9,415)	6,024	(65,403)	(48,665)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	127,512	114,253	183,500	168,942

CASH AND CASH EQUIVALENTS, END OF PERIOD	$118,097	$120,277	$118,097	$120,277

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

     Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K/A filed May 23, 2003.

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

     The Company has adopted the disclosure-only provisions of SFAS 123. Had compensation cost for the Company’s stock option grants described above been determined based on the fair value at the grant date for awards in 2002 and 2003, consistent with the provisions of SFAS 123, the Company’s net (loss) income and (loss) income per share would have been the pro forma amounts indicated below (in thousands, except per share data):

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2003	2002	2003	2002

Net (loss) income:
As reported	$(11,020)	$(3,047)	$(24,044)	$2,263
Add: Stock-based employee compensation expense included in reported net (loss) income, net of related tax effects	56	—	112	32
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(4,073)	(5,867)	(9,364)	(12,190)

Pro forma	$(15,037)	$(8,914)	$(33,296)	$(9,895)
Basic net (loss) income per share:
As reported	$(0.24)	$(0.07)	$(0.53)	$0.05
Pro forma	$(0.33)	$(0.20)	$(0.74)	$(0.22)
Diluted net (loss) income per share:
As reported	$(0.24)	$(0.07)	$(0.53)	$0.05
Pro forma	$(0.33)	$(0.20)	$(0.74)	$(0.22)

3.	MARKETABLE SECURITIES

     Marketable securities consist of funds that are highly liquid and are classified as available-for-sale. Marketable securities are recorded at fair value, and unrealized gains and losses are recorded as a component of other comprehensive income.

4.	ACCOUNTS RECEIVABLE

Accounts receivable was comprised of the following (in thousands):

	June 30,	December 31,
	2003	2002

Accounts Receivable:
Billed accounts receivable, net	$42,513	$42,280
Unbilled accounts receivable related to long-term contracts (current portion)	2,821	2,860
Other unbilled accounts receivable, net	2,218	1,682

Total unbilled accounts receivable, net	5,039	4,542

Total accounts receivable, net	$47,552	$46,822

     The non-current portion of unbilled accounts receivable is included in other assets and was $1.0 million and $1.5 million as of June 30, 2003 and December 31, 2002, respectively.

5.	INTANGIBLE ASSETS

     The Company had the following balances for acquired technology and intangible assets (in thousands):

	As of June 30, 2003			As of December 31, 2002

	Gross Carrying	Accumulated		Gross Carrying	Accumulated
	Amount	Amortization	Net Balance	Amount	Amortization	Net Balance

Amortized intangible assets:
Acquired technology	$95,795	$95,720	$75	$95,795	$95,528	$267
Unamortized intangible assets:
Goodwill			$454			$454

     Amortization of acquired technology for the three and six months ended June 30, 2003 was $56,000 and $192,000, respectively. The estimated amortization expense for the next five fiscal years is as follows (in thousands):

For year ending 12/31/03	$267
Thereafter	—

Total	$267

6. OTHER COMPREHENSIVE INCOME

     The components of other comprehensive (loss) income were as follows (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2003	2002	2003	2002

Net (loss) income	$(11,020)	$(3,047)	$(24,044)	$2,263
Unrealized loss on available-for-sale marketable securities arising during the period	(164)	89	(164)	(205)
Foreign currency translation adjustment	34	21	42	21

Total comprehensive (loss) income	$(11,150)	$(2,937)	$(24,166)	$2,079

7.	LEGAL ACTION

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

     In September 2002, various parties filed motions to be appointed as lead plaintiffs and to consolidate all of the shareholder suits described above. On February 4, 2003, the District Court issued an order consolidating all seven cases into one single case and appointing the City of Philadelphia Board of Pensions and Retirement, Louis Giannakokas and Norman K. Mielziner to serve as lead plaintiffs (the “Consolidation Order”). The Consolidation Order, as amended, sets certain timelines by which the lead plaintiffs and we must file responsive pleadings in the consolidated case. On April 30, 2003, the lead plaintiffs filed with the District Court an amended, consolidated complaint. On July 31, 2003, the Company filed a motion to dismiss the amended, consolidated complaint.

     The Company is involved in other litigation incidental to its business from time to time. In the opinion of management, after consultation with legal counsel, the ultimate outcome of such litigation will not have a material adverse effect on the Company’s financial position or results of operations or cash flows.

8.	RECENT ACCOUNTING PRONOUNCEMENTS

     In November 2002, the Financial Accounting Standards Board, (the “FASB”), reached a consensus on Emerging Issues Task Force, (the “EITF”), Issue 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” (the “Issue”). The guidance in the Issue was effective for revenue arrangements entered into by the Company beginning July 1, 2003. The Issue addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. Specifically, the Issue addresses how to determine whether an arrangement involving multiple deliverables contains more than one earnings process and, if it does, how to divide the arrangement into separate units of accounting consistent with the identified earnings processes for revenue recognition purposes. The Issue also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. The Company anticipates that the Issue will not have a material impact on the Company’s financial position, results of operations or cash flows.

     In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others.” This interpretation clarifies the requirements of SFAS No. 5, “Accounting for Contingencies,” relating to guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. This interpretation is intended to improve the comparability of financial reporting by requiring identical accounting for guarantees issued with a separately identified premium and guarantees issued without a separately identified premium. The interpretation’s provisions for initial recognition and measurement are required on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of both interim and annual periods that ended after December 15, 2002. The Company’s standard license agreements contain indemnification clauses in the ordinary course of business. Pursuant to these clauses, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party. The Company believes the estimated fair value of these indemnification clauses is minimal. Accordingly, there are no liabilities recorded for these agreements as of June 30, 2003. The Company accounts for warranty liabilities in accordance with the provisions of SFAS No. 5, “Accounting for Contingencies.” To date, the warranty liabilities recorded by the Company have been insignificant.

     In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” This interpretation of Accounting Research Bulletin 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities that possess certain characteristics. The interpretation requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity must be included in the consolidated financial statements with those of the business enterprise. This interpretation applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. The Company has adopted the provisions of Interpretation No. 46 beginning July 1, 2003 and anticipates that it will not be required to consolidate any additional entities.

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

     Our newest product offerings are known as Sunrise XATM. SunriseXA’s extended architecture is built on Microsoft Corporation’s Web-based infrastructure, .NET. SunriseXA is our Web-based solution that builds upon the knowledge-driven, workflow enhancing components of our Sunrise suites. During 2002 we began releasing certain software applications and related components of SunriseXA, which address various workflows within healthcare organizations. We are continuing our development of SunriseXATM applications and related components.

     As we continue our product transition from our legacy product offerings to SunriseXA, a key component of our strategy is to invest heavily in the areas of research and development, sales, sales support and marketing. Also, we have begun to offer additional contracting alternatives to our prospects and customers. We believe these new contracting alternatives will be attractive to prospects and customers.

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

CRITICAL ACCOUNTING POLICIES

     We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. Our significant accounting policies are discussed in detail in Note 2 to the consolidated financial statements contained in our Form 10-K/A, filed on May 23, 2003. We believe there are several accounting policies that are critical to understanding our historical and future performance, as these policies affect the reported amount of revenue and other significant areas involving management’s judgments and estimates. These significant accounting policies relate to revenue recognition, allowance for doubtful accounts and capitalized software development costs.

Revenue Recognition

     We recognize revenues in accordance with the provisions of Statement of Position, or SOP, No. 97-2, “Software Revenue Recognition,” as amended by SOP 98-9 and clarified by Staff Accounting Bulletin, or SAB 101, “Revenue Recognition in Financial Statements” and the AICPA Software Revenue Recognition Task Force Technical Practice Aid 5100.54. SOP No. 97-2, as amended, generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of those elements.

     Our contractual arrangements are evaluated on a contract-by-contract basis and often require judgments and estimates that affect the timing of revenue recognized in our statements of operations. Specifically, we may be required to make judgments about:

•	whether the fees associated with our products and services are fixed and determinable;

•	whether collection of our fees is reasonably assured;

•	whether professional services are essential to the functionality of the related software product;

•	whether we have the ability to make reasonably dependable estimates in the application of the percentage-of-completion method; and

•	whether we have verifiable objective evidence of fair value for our products and services.

     We generally contract under multiple element arrangements, which include software license fees, hardware and services, including implementation, consulting, software maintenance and, where desired by the customer, outsourcing and remote hosting services. We recognize revenue from these multiple element arrangements based upon contract terms.

     Under multiple element arrangements, where vendor-specific objective evidence of fair value exists for all undelivered elements, we account for the delivered elements in accordance with the “residual method.” Under the residual method, we allocate revenue to each element in a multiple element arrangement based on vendor-specific objective evidence of the element’s respective fair value, with the fair value determined by the price charged when that element is sold separately. For arrangements in which vendor-specific objective evidence of fair value does not exist for each element, including specified upgrades, revenue is deferred and not recognized until delivery has occurred of all of the elements that lack vendor-specific objective evidence.

     Multiple element arrangements where we provide our customer with a comprehensive, technology solution over a 7 to 10 year period may include multiple software products, including the right to future products within the suites purchased. These contracts generally provide for monthly or annual payments over the term of the contracts and may contain perpetual or term licensing provisions. We generally recognize revenues under these arrangements on a monthly basis evenly over the term of the contract.

     For multiple element arrangements bundled with services and maintenance where such services are considered essential to the functionality of the software and provide for payments upon the achievement of implementation milestones, we recognize revenues using the percentage-of-completion method, following the guidance in the AICPA Statement of Position No. 81-1, or SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. Under the percentage-of-completion method, revenues are recognized based upon the proportion of labor hours incurred in relation to the total labor hours estimated under the agreement. Determining factors for percentage-of-completion include the nature of services required and the provision for payments of software and services upon the achievement of implementation milestones. Under the percentage-of-completion method, revenue and profit are recognized throughout the term of the contract, based upon estimates of the total labor hours to be incurred and revenues to be generated throughout the term of the contract. Changes in estimates of total labor hours and the related effect on the timing of revenues and profits are recognized in the period in which they are determinable. Accordingly, changes in these estimates could occur and could have a material effect on our operating results in the period of change.

     Remote hosting and outsourcing services are marketed under long-term arrangements generally over periods of five to ten years. Revenues from these arrangements are recognized evenly over the period during which the services are performed.

     Software support and maintenance fees are marketed under annual and multi-year arrangements and are recognized as revenue ratably over the contracted maintenance term. Hardware sales are generally recognized upon delivery to the customer.

     Since revenue recognition and contractual billing terms may not precisely coincide, the differences between timing of revenue recognition and the issuance of invoices results in either unbilled accounts receivable or deferred revenue. Unbilled accounts receivable represent revenue recognized in accordance with our revenue recognition policies for which customers have not yet been invoiced. Conversely, deferred revenue consists of payments received for which the revenue has not yet been recognized in accordance with our revenue recognition policies.

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

Capitalized Software Development Costs

     We capitalize software development costs in accordance with FASB Statement No. 86 “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed.” We capitalize computer software development costs incurred subsequent to establishing technological feasibility of the software being developed. These costs include salaries, benefits, consulting and other directly related costs incurred in connection with coding and testing software products. Capitalization ceases when the products are generally released for sale to customers, at which time amortization of the capitalized costs begins. At each balance sheet date, we perform a detailed assessment of our capitalized software development costs which includes a review of, among other factors, projected revenues, customer demand requirements, product lifecycle, changes in software and hardware technologies and product development plans. Based on this analysis, we record adjustments, when appropriate, to reflect the net realizable value of our capitalized software development costs. The estimates of expected future revenues generated by the software, the remaining economic life of the software, or both, could change, materially affecting the carrying value of capitalized software development costs as well as our consolidated operating results in the period of change.

RESULTS OF OPERATIONS

Eclipsys Corporation
Statements of Operations Data- Unaudited
(in thousands)

	Three Months Ended				Six Months Ended
	June 30,				June 30,

	2002	2003	Change $	Change %	2002	2003	Change $	Change %

Revenues
Systems and services	$51,732	$58,381	$6,649	12.9%	$108,862	$112,078	$3,216	3.0%
Hardware	2,520	5,005	2,485	98.6%	8,209	8,144	(65)	-0.8%

Total revenues	54,252	63,386	9,134	16.8%	117,071	120,222	3,151	2.7%

Costs and expenses
Cost of systems and services revenues	28,424	33,900	5,476	19.3%	56,155	66,704	10,549	18.8%
Cost of hardware revenues	2,202	4,163	1,961	89.1%	6,813	6,847	34	0.5%
Sales and marketing	11,856	17,719	5,863	49.5%	23,205	34,274	11,069	47.7%
Research and development	11,216	13,535	2,319	20.7%	21,455	26,519	5,064	23.6%
General and administrative	2,724	3,420	696	25.6%	5,258	6,784	1,526	29.0%
Depreciation and amortization	2,043	2,500	457	22.4%	4,032	4,869	837	20.8%

Total costs and expenses	58,465	75,237	16,772	28.7%	116,918	145,997	29,079	24.9%

(Loss) income from operations	(4,213)	(11,851)	(7,638)	-181.3%	153	(25,775)	(25,928)	-16946.4%
Interest income, net	1,166	831	(335)	-28.7%	2,275	1,731	(544)	-23.9%

(Loss) income before income taxes	(3,047)	(11,020)	(7,973)	-261.7%	2,428	(24,044)	(26,472)	-1090.3%
Provision for income taxes	—	—	—		165	—

Net (loss) income	$(3,047)	$(11,020)	$(7,973)	-261.7%	$2,263	$(24,044)	$(26,307)	-1162.5%

Basic (loss) earnings per share	$(0.07)	$(0.24)	$(0.17)	-242.9%	$0.05	$(0.53)	$(0.58)	-1160.0%

Diluted (loss) earnings per share	$(0.07)	$(0.24)	$(0.17)	-242.9%	$0.05	$(0.53)	$(0.58)	-1160.0%

	Three Months Ended June 30,				Six Months Ended June 30,

		% of Total		% of Total		% of Total		% of Total
	2002	Revenues	2003	Revenues	2002	Revenues	2003	Revenues

Revenues
Systems and services	$51,732	95.4%	$58,381	92.1%	$108,862	93.0%	$112,078	93.2%
Hardware	2,520	4.6%	5,005	7.9%	8,209	7.0%	8,144	6.8%

Total revenues	54,252	100.0%	63,386	100.0%	117,071	100.0%	120,222	100.0%

Costs and expenses
Cost of systems and services revenues	28,424	52.4%	33,900	53.5%	56,155	48.0%	66,704	55.5%
Cost of hardware revenues	2,202	4.1%	4,163	6.6%	6,813	5.8%	6,847	5.7%
Sales and marketing	11,856	21.9%	17,719	28.0%	23,205	19.8%	34,274	28.5%
Research and development	11,216	20.7%	13,535	21.4%	21,455	18.3%	26,519	22.1%
General and administrative	2,724	5.0%	3,420	5.4%	5,258	4.5%	6,784	5.6%
Depreciation and amortization	2,043	3.8%	2,500	3.9%	4,032	3.4%	4,869	4.1%

Total costs and expenses	58,465	107.8%	75,237	118.7%	116,918	99.9%	145,997	121.4%

(Loss) income from operations	(4,213)	-7.8%	(11,851)	-18.7%	153	0.1%	(25,775)	-21.4%
Interest income, net	1,166	2.1%	831	1.3%	2,275	1.9%	1,731	1.4%

(Loss) income before income taxes	(3,047)	-5.6%	(11,020)	-17.4%	2,428	2.1%	(24,044)	-20.0%
Provision for income taxes	—	0.0%	—	0.0%	165	0.1%	—	0.0%

Net (loss) income	$(3,047)	-5.6%	$(11,020)	-17.4%	$2,263	1.9%	$(24,044)	-20.0%

     Total revenues increased $9.1 million for the quarter ended June 30, 2003, and $3.2 million for the six months ended June 30, 2003, compared to the same periods in 2002. Systems and services revenues increased $6.6 million for the quarter ended June 30, 2003, and $3.2 million for the six months ended June 30, 2003, compared to the same periods in 2002. The increase in systems and services revenues during the quarter and six months ended June 30, 2003, consisted primarily of increases in revenues generated from comprehensive technology solutions that generally provide for revenue recognition on a monthly basis. These revenues, which generally recur monthly include license fees, remote hosting services, professional services, software maintenance fees, outsourcing services and third party revenues. The increase in revenue is a result of higher volumes of new contracts. The new contracts consisted of a significantly higher proportion of contracts executed under this method, which generally corresponds with the customer payment terms. We expect these contracts will continue to represent a significant proportion of our new contracts and these recurring revenues will continue to grow as long as we continue to enter into new contracts for our systems and services. However, because these contracts are characterized by payments being spread over a longer period of time than other types of contracts we have historically offered, we expect cash flows will continue to be negatively impacted in the near future.

     Hardware revenues increased $2.5 million for the quarter ended June 30, 2003, and decreased $0.1 million for the six months ended June 30, 2003, compared to the same periods in 2002. The increase in hardware revenues during the second quarter was primarily attributable to new business contracted during the current and prior quarters. We expect hardware revenues to continue to fluctuate in future periods.

     Cost of systems and services revenues increased $5.5 million for the quarter ended June 30, 2003, and $10.5 million for the six months ended June 30, 2003, compared to the same periods in 2002. Cost of systems and services revenues represented 58.1% and 59.5% of the systems and services revenues for the quarter and six months ended June 30, 2003, respectively, compared to 54.9% and 51.6% of the systems and services revenues for the same period in 2002. The increase was related to several factors, including higher costs associated with providing remote hosting and outsourcing services in conjunction with higher revenues in these areas. Also, we incurred higher third party costs, including royalties and consulting costs, in conjunction with the increase in third party revenues. Furthermore, amortization of capitalized software development costs increased due to the release of clinical products in our new SunriseXA product line over the past 13 months. These increases were partially offset by lower amortization of acquired technology, due to some assets becoming fully amortized during 2002 and the first quarter of 2003. During the second quarter, these increases were partially offset by lower costs of providing networking services.

     Cost of hardware revenues increased $2.0 million for the quarter ended June 30, 2003, compared to the second quarter of 2002. Cost of hardware revenues represented 83.2% of hardware revenues for the quarter ended June 30, 2003, compared to 87.4% of hardware revenues for the same period in 2002. For the six months ended June 30, 2003, cost of hardware revenues was unchanged at $6.8 million. This represented 84.1% of hardware revenues for the six months ended June 30, 2003, compared to 83.0% of hardware revenues for the same period in 2002. The increase in the cost of hardware revenues for the second quarter was primarily attributable to the increase in hardware revenues, partially offset by slightly improved gross margins. We expect margins on hardware will continue to fluctuate as a result of pricing pressures within the hardware sector.

     Sales and marketing expenses increased $5.9 million for the quarter ended June 30, 2003, and $11.1 million for the six months ended June 30, 2003, compared to the same periods in 2002. The increase in sales and marketing expenses was primarily related to increased payroll and related costs, including commissions and travel, due to our initiative to significantly expand the size of our sales and marketing organization. We expect this program will continue to result in higher expenses in the future.

     Research and development expenses increased $2.3 million for the quarter ended June 30, 2003, and $5.1 million for the six months ended June 30, 2003, compared to the same periods in 2003. The increase in research and development expenses was due primarily to our initiative to accelerate the migration of our products onto the Microsoft .NET platform. Under this initiative, we have increased the number of employees in our product delivery organization, which includes research and development, and have used outside consultants while we actively recruit qualified research and development personnel. The percentage of research and development costs capitalized for the three months ended June 30, 2003 was 26.6%, or $4.9 million, compared to 16.6%, or $2.2 million, for the second quarter of 2002. For the six months ended June 30, 2003, the percentage of research and development expenditures capitalized was 22.2%, or $7.6 million, compared to 16.4%, or $4.2 million, for the same period in 2002. The percentage of research and development costs capitalized increased primarily as a result of the incremental expenses incurred during the second quarter of 2003 for coding and testing of the next two releases of Sunrise XA products, which were technologically feasible and are scheduled to be generally released in the third and fourth quarters of 2003. We expect research and development costs and the percentage of costs capitalized to continue at these heightened levels during the course of this initiative. As discussed above, amortization of capitalized software development costs, which is included as a component of cost of systems and systems revenues, increased by approximately $0.4 million, to $1.9 million for the quarter ended June 30, 2003, compared to $1.5 million for second quarter of 2002. For the six months ended June 30, 2003, the amortization of capitalized software development costs increased $0.9 million, to $3.7 million, compared to $2.8 million, for the same period in 2002.

     General and administrative expenses increased approximately $0.7 million for the quarter ended June 30, 2003, and $1.5 million for the six months ended June 30, 2003, compared to the same periods in 2002. The increase was primarily due to higher director and officer insurance premiums, legal fees and recruitment costs related to our workforce expansion.

     Depreciation and amortization increased $0.5 million for the quarter ended June 30, 2003, and $0.8 million for the six months ended June 30, 2003, compared to the same periods in 2002. The increase was primarily the result of higher depreciation related to fixed assets purchased, including networking hardware and software to provide remote hosting services to customers, as well as personal computers for new and existing employees. For the six months ended June 30, 2003, this increase was partially offset by lower amortization of intangibles, some of which became fully amortized during the first quarter of 2002.

     Interest income decreased $0.3 million for the quarter ended June 30, 2003, and $0.5 million for the six months ended June 30, 2003, compared to the same periods in 2002. This decrease in interest income was primarily due to a decline in yields experienced over the past 18 months, related to changes in general economic conditions. The Company’s marketable securities continue to consist of funds that are highly liquid.

     As a result of these factors, we had a net loss of $11.0 million for the quarter ended June 30, 2003, compared to a net loss of $3.0 million for the second quarter of 2002. For the six months ended June 30, 2003, the net loss was $24.0 million, compared to a net income of $2.3 million for the same period in 2002.

LIQUIDITY AND CAPITAL RESOURCES

     During the quarter ended June 30, 2003, operations used $1.7 million of cash; investing activities used $9.4 million of cash, consisting of $4.9 million for the funding of capitalized software development costs, $4.0 million for the purchase of property and equipment and $0.5 million for the purchase of marketable securities; and financing activities provided $1.6 million of cash from stock option exercises and the issuance of common stock under our employee stock purchase plan. For the six months ended June 30, 2003, operations used $0.6 million of cash; investing activities used $67.1 million of cash, consisting of $52.9 million for the purchase of marketable securities, $7.6 million for the funding of capitalized software development costs and $6.6 million for the purchase of property and equipment; and financing activities provided $2.2 million of cash from stock option exercises and the issuance of common stock under our employee stock purchase plan.

     As of June 30, 2003, our principal source of liquidity is our combined cash and marketable securities balance of $170.8 million. It is likely that we may continue to have negative cash flows from operations over the remainder of 2003 due to our sales and marketing and research and development initiatives, as well as the growing popularity of our new contract arrangements, which provide for payments to be spread more evenly over the term of the contract. These arrangements result in a proportionately smaller amount of fees being collected upon new contract signing. Our future liquidity requirements will depend upon a number of factors, including our sales volumes and the timing and level of research and development activities. As of June 30, 2003, we did not have any material commitments for capital expenditures. We believe that our current cash and marketable securities balances and anticipated cash collections will be sufficient to meet our operating requirements for at least the next 12 months.

CERTAIN FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

     There are a number of important factors that could affect our business and future operating results, including without limitation, the factors set forth below. The information contained in this report should be read in light of such factors. Any of the following factors could harm our business and future operating results.

Given the length of our sales and implementation cycles, if a significant number of our customers delay implementation, our future operating results may suffer

     We have experienced long sales and implementation cycles. How and when to implement, replace, expand or substantially modify an information system, or modify or add business processes, are major decisions for healthcare organizations. Furthermore, the solutions we provide typically require significant capital expenditures by the customer. The sales cycle for our systems has ranged from 6 to 18 months or more from initial contact to contract execution. Historically, our implementation cycle has ranged from 6 to 36 months from contract execution to completion of implementation. During the sales and implementation cycles, we will expend substantial time, effort and financial resources preparing contract proposals, negotiating the contract and implementing the solution. We may not realize any revenues to offset these expenditures, and, if we do, accounting principles may not allow us to recognize the revenues during corresponding periods, which could harm our future operating results. Additionally, any decision by our customers to delay a purchase or implementation may adversely affect our revenues.

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

We have a history of operating losses and we cannot predict future profitability

     We had a net loss of $24.0 million in the six months ended June 30, 2003. We also had net losses of $29.8 million in 2002, $34.0 million in 2000, $9.4 million in 1999, $35.3 million in 1998, and $126.3 million in 1997. In 2001, we had net income of $4.4 million, although we had a loss from operations of $1.6 million. We may continue to incur net losses and cannot predict when or if we will be profitable in the future.

Our operating results may fluctuate significantly and may cause our stock price to decline

     We have experienced significant variations in revenues and operating results from quarter to quarter. Our operating results may continue to fluctuate due to a number of factors, including:

-	the timing, size and complexity of our product sales and implementations;

-	overall demand for healthcare information technology;

-	the financial condition of our customers and potential customers;

-	market acceptance of new services, products and product enhancements by us and our competitors;

-	product and price competition;

-	the relative proportions of revenues we derive from systems and services and from hardware;

-	changes in our operating expenses;

-	the timing and size of future acquisitions;

-	personnel changes;

-	the performance of our products;

-	significant estimates made by management in the application of generally accepted accounting principles; and

-	fluctuations in general economic and financial market conditions, including interest rates.

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

Potential regulation by the U.S. Food and Drug Administration of our products as medical devices could impose increased costs, delay the introduction of new products and hurt our business

     The U.S. Food and Drug Administration, or the FDA, is likely to become increasingly active in regulating computer software intended for use in the healthcare setting. The FDA has increasingly focused on the regulation of computer products and computer-assisted products as medical devices under the federal Food, Drug, and Cosmetic Act, or the FDC Act. If the FDA chooses to regulate any of our products as medical devices, it can impose extensive requirements upon us, including the following:

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

     There are several HIPAA compliance deadlines for covered entities. All covered entities must comply with the transaction and code set standards by October 16, 2003. The compliance deadline for the privacy standards was April 14, 2003 for most covered entities. The compliance deadline for the data security standards is April 20, 2005 for most covered entities. Although we are not a covered entity, many of our customers are. These customers may demand products that are designed to help them to comply with their HIPAA obligations, and they may, in the future, request us to agree contractually to comply with specific HIPAA standards if it is necessary for us to handle individually identifiable health records. Any failure or perception of failure of our products to comply with HIPAA standards could adversely affect demand for our products and force us to expend significant capital, research and development and other resources to modify our products to address the privacy and security requirements of our customers.

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

We face litigation that could force us to pay significant damages and could distract our management team

     Our company and three of our then current officers were named in seven complaints filed in the United States District Court for the Southern District of Florida, West Palm Beach Division, or the District Court, by purported shareholders of the Company over the months of July through September 2002. Each complaint individually sought class certification and monetary damages for alleged violations of the federal securities laws. On February 4, 2003, the District Court issued an order consolidating all seven cases into one single case and appointing two persons and one entity to serve as lead plaintiffs. On April 30, 2003, the lead plaintiffs filed an amended, consolidated complaint. On July 31, 2003, we filed a motion to dismiss the amended, consolidated complaint. Although we believe that these actions are without merit, we cannot assure you that they will not, if successful, require that we pay substantial damages in excess of existing insurance coverage. Regardless of the outcome of these matters, we might incur substantial defense costs, and defending the actions may cause a diversion of management time and attention.

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
Hypothetical
Interest Rate	$ 150,000	$ 170,000	$ 190,000

1.5%	$2,250	$2,550	$2,850
2.0%	3,000	3,400	3,800
2.5%	3,750	4,250	4,750
3.0%	4,500	5,100	5,700
3.5%	5,250	5,950	6,650
4.0%	6,000	6,800	7,600

*	(This sensitivity analysis is not a forecast of future interest income.)

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

     We do not currently enter into foreign currency hedge transactions. Through June 30, 2003, foreign currency fluctuations have not had a material impact on our financial position or results of operations.

ITEM 4. CONTROLS AND PROCEDURES

     Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2003. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that, as of June 30, 2003, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

     No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.

ITEM 1. LEGAL PROCEEDINGS

     From July through September 2002, our company and three of its then current officers (Messrs. Colletti, Patton and Wilson) were named in seven complaints filed by purported shareholders of the Company in the United States District Court, Southern District of Florida, West Palm Beach Division, or the District Court. Each complaint sought certification as a class and monetary damages, and alleged that the Company and the named officers violated federal securities laws. The Company believes that the actions are without merit, and intends to conduct a vigorous defense against these allegations.

     In September 2002, various parties filed motions to be appointed as lead plaintiffs and to consolidate all of the shareholder suits described above. On February 4, 2003, the District Court issued an order consolidating all seven cases into one single case and appointing the City of Philadelphia Board of Pensions and Retirement, Louis Giannakokas and Norman K. Mielziner to serve as lead plaintiffs, or the Consolidation Order. The Consolidation Order, as amended, sets certain timelines by which the lead plaintiffs and we must file responsive pleadings in the consolidated case. On April 30, 2003, the lead plaintiffs filed with the District Court an amended, consolidated complaint. On July 31, 2003, the Company filed a motion to dismiss the amended, consolidated complaint.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Annual Meeting of Stockholders held on May 16, 2003, the stockholders voted upon two proposals: (i) the election of two Class II directors for a three-year term, or Proposal One, and (ii) the ratification of the selection of PricewaterhouseCoopers LLP by the board of directors as the Company’s independent auditors for the current fiscal year, or Proposal Two.

     The outcome of the voting on Proposal One was as follows:

Name	For	Withheld

Jay B. Pieper	41,256,772	1,038,878
Steven A. Denning	41,431,822	863,828

     The outcome of the voting on Proposal Two was as follows:

For Against Abstain	41,668,704 600,771 26,175

     Our Proxy Statement filed pursuant to Section 14 of the Securities Exchange Act contains a detailed discussion of the proposals that the stockholders were asked to vote upon.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits: See Index to exhibits.

(b)	Reports on Form 8-K:

(1)	On April 21, 2003, Eclipsys filed a report on Form 8-K relating to its financial results for the fiscal quarter ended March 31, 2003, as presented in a press release on April 21, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ECLIPSYS CORPORATION

Date: August 4, 2003	/s/ Robert J. Colletti

Robert J. Colletti Senior Vice President and Chief Financial Officer (Principal financial officer and duly authorized officer)

ECLIPSYS CORPORATION
EXHIBIT INDEX

EXHIBIT
NO.	DESCRIPTION

31.1	Certification of Paul L. Ruflin
31.2	Certification of Robert J. Colletti
32	Certification Pursuant to 18 U.S.C. Section 1350