Form 10-Q
period 2003-09-30
ECLIPSYS CORP
filed 2003-11-06
CIK 1034088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Shares outstanding as of October 29, 2003

Common Stock, $.01 par value	45,855,900

ECLIPSYS CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2003

PART I.

ITEM 1.

ECLIPSYS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(IN THOUSANDS)

	SEPTEMBER 30, 2003	DECEMBER 31, 2002

ASSETS
Current assets:
Cash and cash equivalents	$117,361	$183,500
Marketable securities	41,444	—
Accounts receivable, net	48,772	46,822
Other current assets	13,499	16,921
Inventory	659	656

Total current assets	221,735	247,899

Property and equipment, net	32,356	26,800
Capitalized software development costs, net	24,882	16,375
Acquired technology, net	19	267
Goodwill	454	454
Other assets	15,150	9,402

TOTAL ASSETS	$294,596	$301,197

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Deferred revenue	$86,055	$79,235
Accrued compensation costs	11,957	14,442
Other current liabilities	26,350	13,854

Total current liabilities	124,362	107,531

Deferred revenue	8,049	843
Other long-term liabilities	675	226

Stockholders’ equity:
Common stock	457	451
Unearned stock compensation	(852)	(1,021)
Additional paid-in capital	409,327	405,380
Accumulated deficit	(246,926)	(211,814)
Accumulated other comprehensive loss	(496)	(399)

Total stockholders’ equity	161,510	192,597

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$294,596	$301,197

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ECLIPSYS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	THREE MONTHS		NINE MONTHS
	ENDED SEPTEMBER 30,		ENDED SEPTEMBER 30,

	2003	2002	2003	2002

REVENUES
Systems and services	$61,559	$44,521	$173,637	$153,383
Hardware	6,591	3,028	14,735	11,237

TOTAL REVENUES	68,150	47,549	188,372	164,620
COSTS AND EXPENSES
Cost of systems and services revenues	35,855	30,924	102,559	87,047
Cost of hardware revenues	5,551	2,479	12,398	9,292
Sales and marketing	17,766	14,487	52,040	37,725
Research and development	14,633	12,129	41,152	33,584
General and administrative	3,063	3,218	9,847	8,476
Depreciation and amortization	2,761	2,218	7,630	6,250

TOTAL COSTS AND EXPENSES	79,629	65,455	225,626	182,374

LOSS FROM OPERATIONS	(11,479)	(17,906)	(37,254)	(17,754)
Interest income, net	412	732	2,143	3,007

LOSS BEFORE INCOME TAXES	(11,067)	(17,174)	(35,111)	(14,747)
Provision for income taxes	—	—	—	165

NET LOSS	$(11,067)	$(17,174)	$(35,111)	$(14,912)

BASIC NET LOSS PER COMMON SHARE	$(0.24)	$(0.38)	$(0.78)	$(0.33)

DILUTED NET LOSS PER COMMON SHARE	$(0.24)	$(0.38)	$(0.78)	$(0.33)

BASIC WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	45,488	44,774	45,283	44,631

DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	45,488	44,774	45,283	44,631

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ECLIPSYS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS)

	THREE MONTHS		NINE MONTHS
	ENDED SEPTEMBER 30,		ENDED SEPTEMBER 30,

	2003	2002	2003	2002

OPERATING ACTIVITIES
Net loss	$(11,067)	$(17,174)	$(35,111)	$(14,912)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,760	4,469	15,762	14,624
Provision for bad debts	975	1,305	2,175	1,805
Write-down of capitalized software development costs	1,200	—	1,200	—
Stock compensation expense	56	46	169	78
Changes in operating assets and liabilities:
Accounts receivable	(2,195)	5,453	(4,125)	12,867
Inventory	32	(965)	(3)	(879)
Other current assets	656	(1,542)	3,422	2,734
Other assets	(3,917)	(2,383)	(7,765)	(3,939)
Deferred revenue	6,787	9,759	14,026	9,209
Accrued compensation costs	(2,716)	64	(2,484)	(2,688)
Other current liabilities	5,275	4,845	12,495	6,759
Other liabilities	(80)	(47)	449	(426)

Total adjustments to reconcile net loss to net cash provided by operating activities	11,833	21,004	35,321	40,144

NET CASH PROVIDED BY OPERATING ACTIVITIES	766	3,830	210	25,232

INVESTING ACTIVITIES
Purchase of property and equipment	(6,534)	(2,288)	(13,186)	(9,693)
Sale (purchase) of marketable securities, net	11,332	19,590	(41,572)	(41,588)
Capitalized software development costs	(8,011)	(2,235)	(15,574)	(6,449)

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(3,213)	15,067	(70,332)	(57,730)

FINANCING ACTIVITIES
Exercise of stock options	1,092	19	2,043	1,470
Employee stock purchase plan	631	602	1,910	1,860

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,723	621	3,953	3,330

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(12)	(10)	30	11

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(736)	19,508	(66,139)	(29,157)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	118,097	120,277	183,500	168,942

CASH AND CASH EQUIVALENTS, END OF PERIOD	$117,361	$139,785	$117,361	$139,785

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ECLIPSYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. BASIS OF PRESENTATION

     The condensed consolidated financial statements include all adjustments that, in the opinion of management, are necessary for a fair presentation of the results for the periods presented. All such adjustments are considered of a normal recurring nature. Quarterly results of operations are not necessarily indicative of annual results. Eclipsys Corporation, or Eclipsys, or the Company, manages its business as one reportable segment.

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

     The Company has adopted the disclosure-only provisions of SFAS 123. Had compensation cost for the Company’s stock option grants described above been determined based on the fair value at the grant date for awards in 2002 and 2003, consistent with the provisions of SFAS 123, the Company’s net loss and loss per share would have been the pro forma amounts indicated below (in thousands, except per share data):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2003	2002	2003	2002

Net loss:
As reported	$(11,067)	$(17,174)	$(35,111)	$(14,912)
Add: Stock-based employee compensation expense included in reported net (loss) income, net of related tax effects	56	46	169	78
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(3,702)	(6,685)	(13,067)	(18,875)

Pro forma	$(14,713)	$(23,813)	$(48,009)	$(33,709)
Basic net loss per share:
As reported	$(0.24)	$(0.38)	$(0.78)	$(0.33)
Pro forma	$(0.32)	$(0.53)	$(1.06)	$(0.76)
Diluted net loss per share:
As reported	$(0.24)	$(0.38)	$(0.78)	$(0.33)
Pro forma	$(0.32)	$(0.53)	$(1.06)	$(0.76)

3. MARKETABLE SECURITIES

     Marketable securities consist of funds that are highly liquid and are classified as available-for-sale. Marketable securities are recorded at fair value, and unrealized gains and losses are recorded as a component of other comprehensive income.

4. ACCOUNTS RECEIVABLE

     Accounts receivable was comprised of the following (in thousands):

	September 30,	December 31,
	2003	2002

Accounts Receivable:
Billed accounts receivable, net	$43,163	$42,280
Unbilled accounts receivable, net	5,609	4,542

Total accounts receivable, net	$48,772	$46,822

     The non-current portion of unbilled accounts receivable is included in other assets and was $0.9 million and $1.5 million as of September 30, 2003 and December 31, 2002, respectively.

5. WRITE-DOWN OF CAPITALIZED SOFTWARE DEVELOPMENT COSTS

     On October 20, 2003, the Company announced that it had identified a response time issue with some components of SunriseXA, the newest version of the Company’s Sunrise family of products. To address the issue, the Company developed a strategy designed to allow SunriseXA customers to continue their deployment of SunriseXA and to enable the Company to continue its development of planned advanced SunriseXA components. The Company's strategy is to replace the affected SunriseXA components with the workflow engine for the Company’s Clinical Manager products. In connection with the strategy, the Company recorded a $1.2 million write-down of capitalized software development costs for certain SunriseXA components to net realizable value. The write-down is included in the cost of systems and services revenues.

6. INTANGIBLE ASSETS

     The Company had the following balances for acquired technology and goodwill (in thousands):

	As of September 30, 2003			As of December 31, 2002

	Gross Carrying	Accumulated		Gross Carrying	Accumulated
	Amount	Amortization	Net Balance	Amount	Amortization	Net Balance

Amortized intangible assets:
Acquired technology	$95,795	$95,776	$19	$95,795	$95,528	$267
Unamortized intangible assets:
Goodwill			$454			$454

     Amortization of acquired technology for the three and nine months ended September 30, 2003 was $56,000 and $248,000, respectively. The estimated amortization expense for the next five fiscal years is as follows (in thousands):

For year ending 12/31/03	$267
Thereafter	—

Total	$267

7. OTHER COMPREHENSIVE INCOME

     The components of other comprehensive (loss) income were as follows (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2003	2002	2003	2002

Net loss	$(11,067)	$(17,174)	$(35,111)	$(14,912)
Reclassification adjustment for realized loss included in net earnings	167	447	167	447
Unrealized loss on available-for-sale marketable securities arising during the period	(130)	(169)	(295)	(373)
Foreign currency translation adjustment	(12)	(10)	30	11

Total comprehensive loss	$(11,042)	$(16,906)	$(35,209)	$(14,827)

8. LEGAL ACTION

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

     On February 4, 2003, the District Court issued an order consolidating all seven cases into one single case and appointing the City of Philadelphia Board of Pensions and Retirement, Louis Giannakokas and Norman K. Mielziner to serve as lead plaintiffs. On April 30, 2003, the plaintiffs filed with the District Court an amended, consolidated complaint. On July 31, 2003, the Company filed a motion to dismiss the amended, consolidated complaint. On September 16, 2003, the plaintiffs filed an opposition to the motion to dismiss, and the Company filed a reply on October 16, 2003. At this time, the motion to dismiss has been fully briefed. The Company does not know when the District Court will decide the motion or what its ruling may be.

     Recently, following our announcement of Sunrise XA response time issues and our strategy to address those issues, we were contacted by the attorneys representing the lead plaintiffs in this suit seeking our consent to their filing of an amended complaint that would add new counts asserting new claims and a new class period. We have not formally responded to this request, and have not yet seen any motion to amend the complaint or any amended complaint. We are unable to predict what effect this development will have on the course of currently pending action nor can we predict the nature of the new claims, or the damages claimed, in any additional new counts, if filed.

     The Company is involved in other litigation incidental to its business from time to time. In the opinion of management, after consultation with legal counsel, the ultimate outcome of such litigation will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

9. RECENT ACCOUNTING PRONOUNCEMENTS

     In November 2002, the Financial Accounting Standards Board, (the “FASB”), reached a consensus on Emerging Issues Task Force, (the “EITF”), Issue 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” (the “Issue”). The guidance in the Issue was effective for revenue arrangements entered into by the Company beginning July 1, 2003. The Issue addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. Specifically, the Issue addresses how to determine whether an arrangement involving multiple deliverables contains more than one earnings process and, if it does, how to divide the arrangement into separate units of accounting consistent with the identified earnings processes for revenue recognition purposes. The Issue also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. The adoption of the Issue has not had a material impact on the Company’s financial position, results of operations or cash flows.

     In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others.” This interpretation clarifies the requirements of SFAS No. 5, “Accounting for Contingencies,” relating to guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. This interpretation is intended to improve the comparability of financial reporting by requiring identical accounting for guarantees issued with a separately identified premium and guarantees issued without a separately identified premium. The interpretation’s provisions for initial recognition and measurement are required on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of both interim and annual periods that ended after December 15, 2002. The Company’s standard license agreements contain indemnification clauses in the ordinary course of business. Pursuant to these clauses, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party. The Company believes the estimated fair value of these indemnification clauses is minimal. Accordingly, there are no liabilities recorded for these agreements as of September 30, 2003. The Company accounts for warranty liabilities in accordance with the provisions of SFAS No. 5, “Accounting for Contingencies.” To date, the warranty liabilities recorded by the Company have been insignificant.

     In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” This interpretation of Accounting Research Bulletin 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities that possess certain characteristics. The interpretation requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity must be included in the consolidated financial statements with those of the business enterprise. This interpretation applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. The Company will adopt the provisions of Interpretation No. 46 in the fourth quarter of 2003 and has not consolidated any additional entities.

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

     Our Internet website address is www.eclipsys.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments thereto that have been filed with the U.S. Securities and Exchange Commission are available to you free of charge through a hyperlink on our website.

     Our newest product offerings are known as SunriseXA. SunriseXA’s extended architecture is built on Microsoft Corporation’s Web-based infrastructure, .Net and is focused on re-engineering and migrating our Sunrise suite of solutions to the Microsoft .Net Framework. SunriseXA enables the knowledge-driven, workflow-enhancing components of the Sunrise suite to operate as web-based workflow components.

     On October 20, 2003, we announced that we had identified a response time issue with some components of SunriseXA. To address the issue, we developed a strategy designed to allow SunriseXA customers to continue their deployment of SunriseXA and to enable us to continue our development of planned advanced SunriseXA functionality. The strategy is to replace the affected SunriseXA components with the workflow engine from our Sunrise Clinical Manager product.

     We will continue to develop planned advanced SunriseXA functionality, including Clinical Documentation, Ambulatory, Emergency Department, Secure Health Messaging, Access and Medication Management. In addition, we intend to continue to pursue the development of SunriseXA Objects Plus, designed to meet customer demand for customization of SunriseXA, and SunriseXA Portal, designed to allow remote web-based access to the SunriseXA database.

     In connection with our strategy discussed above, we recorded a $1.2 million write-down of capitalized software development costs for certain SunriseXA components to net realizable value. The write-down is included in the cost of systems and services revenues. While we have determined the overall direction of our technical strategy for addressing these issues, the details of that strategy are still being worked out. Our investigation into the causes of the response time issues is ongoing, and it is possible that further analysis may reveal additional problems with our software. Furthermore, we cannot predict how prospects or customers who are currently implementing SunriseXA will respond to our strategy. These and other factors may negatively impact our future operating results, cash flows and financial position.

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

Revenue Recognition

     We recognize revenues in accordance with the provisions of Statement of Position, or SOP, No. 97-2, “Software Revenue Recognition,” as amended by SOP No. 98-9 and clarified by Staff Accounting Bulletin, or SAB 101, “Revenue Recognition in Financial Statements” and the AICPA Software Revenue Recognition Task Force Technical Practice Aid 5100.54. SOP No. 97-2, as amended, generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of those elements.

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

     Multiple element arrangements where we provide our customer with a comprehensive technology solution over a 7 to 10 year period may include multiple software products, including the right to future unspecified products within the suites purchased. These contracts generally provide for monthly or annual payments over the term of the contracts and may contain perpetual or term licensing provisions. We generally recognize revenues under these arrangements on a monthly basis evenly over the term of the contract.

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

     As discussed above, our results of operations for the quarter ended September 30, 2003 reflect a $1.2 million write-down of previously capitalized Sunrise XA software development costs.

RESULTS OF OPERATIONS

Eclipsys Corporation
Statements of Operations Data- Unaudited
(in thousands)

	Three Months Ended September 30,

		% of Total		% of Total
	2002	Revenues	2003	Revenues	Change $	Change %

Revenues Systems and services	$44,521	93.6%	$61,559	90.3%	$17,038	38.3%
Hardware	3,028	6.4%	6,591	9.7%	3,563	117.7%

Total revenues	47,549	100.0%	68,150	100.0%	20,601	43.3%

Costs and expenses Cost of systems and services revenues	30,924	65.0%	35,855	52.6%	4,931	15.9%
Cost of hardware revenues	2,479	5.2%	5,551	8.1%	3,072	123.9%
Sales and marketing	14,487	30.5%	17,766	26.1%	3,279	22.6%
Research and development	12,129	25.5%	14,633	21.5%	2,504	20.6%
General and administrative	3,218	6.8%	3,063	4.5%	(155)	-4.8%
Depreciation and amortization	2,218	4.7%	2,761	4.1%	543	24.5%

Total costs and expenses	65,455	137.7%	79,629	116.8%	14,174	21.7%

Loss from operations	(17,906)	-37.7%	(11,479)	-16.8%	6,427
Interest income, net	732	1.5%	412	0.6%	(320)	-43.7%

Loss before income taxes	(17,174)	-36.1%	(11,067)	-16.2%	6,107
Provision for income taxes	—	0.0%	—	0.0%	—	0.0%

Net loss	$(17,174)	-36.1%	$(11,067)	-16.2%	$6,107

Basic loss per share	$(0.38)		$(0.24)		$0.14

Diluted loss per share	$(0.38)		$(0.24)		$0.14

Revenues

     Total revenues increased $20.6 million for the quarter ended September 30, 2003 compared to the same period in 2002.

     Systems and services revenues increased $17.0 million for the quarter ended September 30, 2003, compared to the same period in 2002. The increase consisted primarily of increases in revenues generated from comprehensive technology solutions that generally provide for revenue recognition on a monthly basis. These revenues, which include license fees, remote hosting services, professional services, software maintenance fees, outsourcing services and third party revenues, increased approximately $14.0 million during the third quarter of 2003, compared to the same period in 2002. Other revenues, including revenues generated from network services, license fees and third party revenues, increased approximately $3.0 million during the three months ended September 30, 2003, compared to the same period in 2002. The increase in the revenue is a result of higher volumes of new contracts. The new contracts consisted of a significantly higher proportion of contracts executed for which revenue is recognized on a monthly basis, which, to a large extent, correspond with customer payment terms. We expect these contracts will continue to represent a significant proportion of our new contracts. However, because these contracts are characterized by payments being spread over a longer period of time compared to traditional licensing arrangements, we expect cash flows will continue to be negatively impacted in the near future.

     Hardware revenues increased $3.6 million for the quarter ended September 30, 2003 compared to the quarter ended September 30, 2002. The increase in hardware revenues is attributable to increased shipments during the quarter as a result of new contracted business during the current and previous quarters. We expect hardware revenues to continue to fluctuate in future periods.

Costs and Expenses

Total costs and expenses increased $14.2 million for the quarter ended September 30, 2003, compared to the same period in 2002.

     Cost of systems and services revenues increased $4.9 million for the quarter ended September 30, 2003 compared to the quarter ended September 30, 2002. Gross margins on systems and services revenues were 41.8% for the quarter ended September 30, 2003, compared to 30.5% for the same period in 2002. The increase in cost of systems and services was related to several factors, including an increase in third party costs, including royalties and consulting costs, which were billable to our customers, higher costs associated with providing networking, outsourcing and remote hosting services, higher payroll and related costs associated with providing our implementation and integration services and higher amortization of deferred costs related to long-term contracts. These higher costs were reflective of higher revenues in each of these areas. Additionally, as explained in the overview above, we recorded a $1.2 million write-down of capitalized software development costs related to the discontinuation of development efforts on certain SunriseXA components. Furthermore, amortization of capitalized software development costs increased $0.6 million due to increased capitalized software development costs related to the release of clinical products in the SunriseXA product line. These increases were partially offset by lower amortization of acquired technology, due to some assets becoming fully amortized during the first quarter of 2003.

     Cost of hardware revenues increased $3.1 million for the quarter ended September 30, 2003, compared to the quarter ended September 30, 2002. The increase was primarily attributable to the increase in hardware revenues. Gross margins on hardware revenues decreased to 15.8% for the quarter ended September 30, 2003, compared to 18.1% for the same period in 2002 due to industry pricing pressures. We expect margins on hardware will continue to fluctuate as a result of pricing pressures within the hardware sector.

     Sales and marketing expenses increased $3.3 million for the quarter ended September 30, 2003, compared to the quarter ended September 30, 2002. The increase in sales and marketing expenses was related to increased payroll and related costs due to our initiative to significantly expand the size of our sales and marketing organization, including approximately $0.5 million higher commissions, resulting from increased sales volume. We expect that sales and marketing will continue at these higher expense levels in the future.

     Research and development expenses increased $2.5 million for the quarter ended September 30, 2003, compared to the quarter ended September 30, 2002. Gross spending on research and development increased $8.3 million primarily due to our initiative to accelerate the migration of our products onto the Microsoft .NET platform. Under this initiative, we have increased the number of employees in our product delivery organization, which includes research and development, and spent approximately $5.4 million for outside consultants while we actively recruit qualified research and development personnel. The percentage of research and development costs capitalized for the quarter ended September 30, 2003 was 35.4%, or $8.0 million, compared to 15.6%, or $2.2 million, for the same period in 2002. The percentage of research and development costs capitalized increased as a result of the incremental expenses incurred for coding and testing of two releases of SunriseXA products that were technologically feasible, one of which was generally released during the current quarter. As discussed above, amortization of capitalized software development costs, which is included in cost of systems and services revenues, increased by approximately $0.6 million, to $2.1 million for the quarter ended September 30, 2003, compared to $1.5 million for third quarter of 2002.

     General and administrative expenses decreased approximately $0.2 million for the quarter ended September 30, 2003, compared to the quarter ended September 30, 2002, primarily related to lower personnel related costs partially offset by higher director and officer insurance premiums.

     Depreciation and amortization increased $0.5 million for the quarter ended September 30, 2003, compared to the quarter ended September 30, 2002. The increase was primarily a result of investments in computer hardware and software to expand our research and development infrastructure and to enhance the infrastructure and increase capacity at our Technology Solutions Center related to a higher volume of remote hosting customers. As a result of continuing investments, we expect depreciation and amortization to continue to increase in the future.

Interest Income

     Interest income decreased $0.3 million for the quarter ended September 30, 2003, compared to the quarter ended September 30, 2002. This decrease in interest income was primarily due to a decline in yields, related to changes in general economic conditions and a lower average combined balance in cash and cash equivalents and marketable securities. The Company’s marketable securities continue to consist of funds that are highly liquid.

Net Loss

     As a result of these factors, we had a net loss of $11.1 million for the quarter ended September 30, 2003, compared to a net loss of $17.2 million for the quarter ended September 30, 2002.

Eclipsys Corporation
Statements of Operations Data- Unaudited
(in thousands)

	Nine Months Ended September 30,

		% of Total		% of Total
	2002	Revenues	2003	Revenues	Change $	Change %

Revenues Systems and services	$153,383	93.2%	$173,637	92.2%	$20,254	13.2%
Hardware	11,237	6.8%	14,735	7.8%	3,498	31.1%

Total revenues	164,620	100.0%	188,372	100.0%	23,752	14.4%

Costs and expenses Cost of systems and services revenues	87,047	52.9%	102,559	54.4%	15,512	17.8%
Cost of hardware revenues	9,292	5.6%	12,398	6.6%	3,106	33.4%
Sales and marketing	37,725	22.9%	52,040	27.6%	14,315	37.9%
Research and development	33,584	20.4%	41,152	21.8%	7,568	22.5%
General and administrative	8,476	5.1%	9,847	5.2%	1,371	16.2%
Depreciation and amortization	6,250	3.8%	7,630	4.1%	1,380	22.1%

Total costs and expenses	182,374	110.8%	225,626	119.8%	43,252	23.7%

Loss from operations	(17,754)	-10.8%	(37,254)	-19.8%	(19,500)
Interest income, net	3,007	1.8%	2,143	1.1%	(864)	-28.7%

Loss before income taxes	(14,747)	-9.0%	(35,111)	-18.6%	(20,364)
Provision for income taxes	165	0.1%	—	0.0%	(165)	-100.0%

Net loss	$(14,912)	-9.1%	$(35,111)	-18.6%	$(20,199)

Basic loss per share	$(0.33)		$(0.78)		$(0.45)

Diluted loss per share	$(0.33)		$(0.78)		$(0.45)

Revenues

     Total revenues increased $23.8 million for the nine months ended September 30, 2003, compared to the same period in 2002.

     Systems and services revenues increased $20.3 million for the nine months ended September 30, 2003, compared to the same period in 2002. The increase consisted primarily of increases in revenues generated from comprehensive technology solutions that generally provide for revenue recognition on a monthly basis. These revenues increased approximately $27.0 million during the first nine months of 2003, compared to the same period in 2002. Additionally, revenues from networking services and third party license fees were higher by approximately $2.7 million. However these increases were offset by a decrease in revenues from license fees recognized under traditional contracting methods of approximately $9.4 million for the nine months ended September 30, 2003, compared to the same period in 2002. The increase in the revenue is a result of higher volumes of new contracts. The new contracts consisted of a significantly higher proportion of contracts executed that generally provide for revenue recognition on a monthly basis, which, to a large extent, correspond with customer payment terms. As previously discussed, the new contracting model is expected to negatively impact cash flows in the near future as these contracts result in lower cash flows during the early periods of the contracts compared to traditional licensing methods.

     Hardware revenues increased $3.5 million for the nine months ended September 30, 2003, compared to the same period in 2002. The increase in hardware revenues was primarily attributable to increased shipments during the third quarter of 2003 related to business contracted during the current and previous quarters. We expect hardware revenues to continue to fluctuate in future periods.

Costs and Expenses

Total costs and expenses increased $43.3 million for the nine months ended September 30, 2003, compared to the same period in 2002.

     Cost of systems and services revenues increased $15.5 million for the nine months ended September 30, 2003, compared to the same period in 2002. Gross margins on systems and services revenues were 40.9% for the nine months ended September 30, 2003, compared to 43.2% for the same period in 2002. The increase in cost of systems and services revenues was related to several factors, including higher third party costs, including royalties and consulting costs, which were billable to our customers, higher costs associated with providing our outsourcing, remote hosting and networking services, higher payroll and related costs associated with providing our implementation and integration services and higher amortization of deferred costs related to long-term contracts. These higher costs were reflective of higher revenues in each of these areas. Additionally, amortization of capitalized software development costs increased $1.5 million due to increased capitalized software development costs relating to the release of clinical products in our new SunriseXA product line. Furthermore, as explained in the overview above, we recorded a $1.2 million write-down of capitalized software development costs related to the discontinuation of development efforts on certain SunriseXA components. These increases were partially offset by lower amortization of acquired technology, due to some assets becoming fully amortized during 2002 and the first quarter of 2003.

     Cost of hardware revenues increased $3.1 million for the nine months ended September 30, 2003, compared to the same period in 2002. The increase in the cost of hardware revenues was primarily attributable to the increase in hardware revenues. Gross margins on hardware revenues decreased to 15.9% for the nine months ended September 30, 2003, compared to 17.3% for the same period in 2002 due to industry pricing. We expect margins on hardware will continue to fluctuate as a result of pricing pressures within the hardware sector.

     Sales and marketing expenses increased $14.3 million for the nine months ended September 30, 2003, compared to the same period in 2002. The increase in sales and marketing expenses was related to increased payroll and related costs due to our initiative to significantly expand the size of our sales and marketing organization, including approximately $3.1 million higher commissions, resulting from increased sales volume. We expect sales and marketing expenses to continue at these higher levels in the future.

     Research and development expenses increased $7.6 million for the nine months ended September 30, 2003, compared to the same period in 2002. Gross spending on research and development increased approximately $16.8 million primarily due to our initiative to accelerate the migration of our products onto the Microsoft ..NET platform. Under this initiative, we have increased the number of employees in our product delivery organization, which includes research and development, and have spent approximately $8.8 million on outside consultants while we actively recruit qualified research and development personnel. The percentage of research and development costs capitalized for the nine months ended September 30, 2003, was 27.5%, or $15.6 million, compared to 16.1%, or $6.4 million, for the same period in 2002. The percentage of research and development costs capitalized increased as a result of the incremental expenses incurred during the second and third quarters of 2003 for coding and testing of two releases of SunriseXA products that were technologically feasible, one of which was generally released during the current quarter. As discussed above, amortization of capitalized software development costs, which is included in cost of systems and services revenues, increased by approximately $1.5 million, to $5.9 million for the nine months ended September 30, 2003, compared to $4.3 million for the same period in 2002.

     General and administrative expenses increased $1.4 million compared to the same period in 2002. The increase was primarily due to higher director and officer insurance premiums, legal fees and recruitment costs related to our workforce expansion.

     Depreciation and amortization increased $1.4 million for the nine months ended September 30, 2003, compared to the same period in 2002. The increase was primarily a result of investments in computer hardware and software to expand our research and development infrastructure and to increase capacity at our Technology Solutions Center to address the higher volume of remote hosting services. As a result of continuing investments, we expect depreciation and amortization to continue to increase in the future. We also had significant purchases of personal computers for new and existing employees. This increase was partially offset by a $0.2 million decrease in amortization of intangible assets that became fully amortized during the first quarter of 2002.

Interest Income

     Interest income decreased $0.9 million for the nine months ended September 30, 2003, compared to the same period in 2002. This decrease in interest income was primarily due to a decline in yields, related to changes in general economic conditions. A decline in the average combined balance in cash and cash equivalents and marketable securities during the third quarter of 2003 also contributed to the decrease in interest income.

Net Loss

     As a result of these factors, we had a net loss of $35.1 million for the nine months ended September 30, 2003, compared to a net loss of $14.9 million for the same period in 2002.

LIQUIDITY AND CAPITAL RESOURCES

     During the quarter ended September 30, 2003, operations provided $0.8 million of cash; investing activities used $3.2 million of cash, consisting of $8.0 million for the funding of capitalized software development costs and $6.5 million for the purchase of property and equipment, partially offset by $11.3 million of cash received from the sale of marketable securities; and financing activities provided $1.7 million of cash from stock option exercises and the issuance of common stock under our employee stock purchase plan. For the nine months ended September 30, 2003, operations provided $0.2 million of cash; investing activities used $70.3 million of cash, consisting of approximately $41.5 million for the purchase of marketable securities, $15.6 million for the funding of capitalized software development costs and $13.2 million for the purchase of property and equipment; and financing activities provided $4.0 million of cash from stock option exercises and the issuance of common stock under our employee stock purchase plan.

     As of September 30, 2003, our principal source of liquidity is our combined cash and marketable securities balance of $158.8 million. It is likely that we will continue to have negative cash flows over the remainder of 2003 due to our sales and marketing and research and development initiatives, as well as the continuing trend toward our new contract arrangements, which provide for payments to be spread more evenly over the term of our customer contracts. Additionally, the new contracting method may negatively impact cash flows in 2004 as these arrangements result in a proportionately smaller amount of fees being collected during the early stages of the contracts compared to traditional licensing methods. Our future liquidity requirements will depend upon a number of factors, including our sales volumes and the timing and level of research and development activities. As of September 30, 2003, we did not have material commitments for capital expenditures. We believe that our current cash and marketable securities balances combined with anticipated cash collections will be sufficient to meet our operating requirements for at least the next 12 months.

CERTAIN FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

     There are a number of important factors that could affect our business and future operating results, including without limitation, the factors set forth below. The information contained in this report should be read in light of such factors. Any of the following factors could harm our business and future operating results.

We face a number of risks relating to our recently announced strategy to address SunriseXA response time issues

     We recently announced that we have identified response time issues with some components of SunriseXA, the newest version of our Sunrise family of products. We have concluded that the root cause of the issue lies in the technical design of the underlying SunriseXA workflow engine, which does not adequately support the throughput required in the highly interactive patient care environment. At the same time, we also announced that we have developed a strategy designed to address these issues. This strategy is to replace the affected SunriseXA components with the workflow engine from our Sunrise Clinical Manager, or SCM, product, which is our previous generation core clinical product. We face a variety of risks and uncertainties in connection with these developments, including the following:

–	Our investigation into the causes of the response time issues is ongoing, and it is possible that further analysis will reveal additional problems with our software.

–	While we have determined the overall direction of our technical strategy for addressing these issues, the details of that strategy are still being worked out. Accordingly, we cannot assure you that the technical approach we are currently pursuing will provide a satisfactory solution to the issues we are addressing, and we could encounter technical obstacles in implementing this approach.

–

At this time, we cannot predict how long it will take us, or how much it will cost us, to complete the work necessary to allow the SCM workflow engine to replace the affected SunriseXA components. In addition, because the primary focus of our recent research and development activities has been on our latest generation SunriseXA products, we may now need to commit additional resources to update the prior generation SCM workflow engine to accommodate the performance and functionality demanded by our customers

–	It is likely that releases of anticipated additional features for our products will be delayed, which could result in delayed or lost sales.

–	Customers who are currently implementing SunriseXA may face delays in that implementation. As a result, existing SunriseXA customers could attempt to cancel their contracts with us or could seek financial or other concessions from us.

–	As a result of the changes we will make to our SunriseXA product offering, potential customers may find these products less appealing, which could decrease demand for our products. In addition, these issues could harm our relationships with customers generally and our reputation in the marketplace.

–	Operating results for the quarter ended September 30, 2003 reflect a $1.2 million write-down of capitalized software development costs related to certain SunriseXA components. Approximately $21.4 million of capitalized SunriseXA software development costs remain on our balance sheet at September 30, 2003. As we continue to study these issues and work on implementing our strategy for addressing them, it is possible that we will discover facts leading us to conclude that additional write-offs would be required.

Given the length of our sales and implementation cycles, if a significant number of our customers delay implementation, our future operating results may suffer

     We have experienced long sales and implementation cycles. How and when to implement, replace, expand or substantially modify an information system, or modify or add business processes, are major decisions for healthcare organizations, our target customer market. Furthermore, the solutions we provide typically require significant capital expenditures by our customers. The sales cycle for our systems has ranged from 6 to 18 months or more from initial contact to contract execution. Historically, our implementation cycle has ranged from 6 to 36 months from contract execution to completion of implementation. During the sales and implementation cycles, we will expend substantial time, effort and financial resources preparing contract proposals, negotiating the contract and implementing the solution. We may not realize any revenues to offset these expenditures, and, if we do, accounting principles may not allow us to recognize the revenues during corresponding periods, which could harm our future operating results. Additionally, any decision by our customers to delay a purchase or implementation may adversely affect our revenues.

The healthcare industry faces financial constraints that could adversely affect the demand for our products and services

     The healthcare industry has faced, and will likely continue to face, significant financial constraints. For example, the shift to managed healthcare in the 1990’s put pressure on healthcare organizations to reduce costs, and the Balanced Budget Act of 1997 dramatically reduced Medicare reimbursement to healthcare organizations. Our solutions often involve a significant financial commitment by our customers and, as a result, our ability to grow our business is largely dependent on our customers’ information technology budgets. To the extent healthcare information technology spending declines or increases more slowly than we anticipate, demand for our products would be adversely affected.

We have a history of operating losses and we cannot predict future profitability

     We had a net loss of $35.1 million in the nine months ended September 30, 2003. We also had net losses of $29.8 million in 2002, $34.0 million in 2000, $9.4 million in 1999, $35.3 million in 1998, and $126.3 million in 1997. In 2001, we had net income of $4.4 million, although we had a loss from operations of $1.6 million. We may continue to incur net losses and cannot predict when or if we will be profitable in the future.

Our operating results may fluctuate significantly and may cause our stock price to decline

     We have experienced significant variations in revenues and operating results from quarter to quarter. Our operating results may continue to fluctuate due to a number of factors, including:

–	the risks detailed above relating to our recently announced strategy to address SunriseXA response time issues;

–	the timing, size and complexity of our product sales and implementations;

–	overall demand for healthcare information technology;

–	the financial condition of our customers and potential customers;

–	market acceptance of new services, products and product enhancements by us and our competitors;

–	product and price competition;

–	the relative proportions of revenues we derive from systems and services and from hardware;

–	changes in our operating expenses;

–	the timing and size of future acquisitions;

–	personnel changes;

–	the performance of our products;

–	significant estimates made by management in the application of generally accepted accounting principles; and

–	fluctuations in general economic and financial market conditions, including interest rates.

     It is difficult to predict the timing of revenues from product sales because the sales cycle can vary depending upon several factors. These factors include the size and terms of the transaction, the changing business plans of the customer, the effectiveness of the customer’s management, general economic conditions and the regulatory environment. In addition, depending upon the extent to which our customers elect to license our products under comprehensive bundled arrangements, including subscription pricing, the timing of revenue recognition could vary considerably. Under comprehensive bundled arrangements, revenues are recognized under the terms of the contract consistent with the timing of performance of all services offered under the arrangement. Generally, less revenue is recognized under these arrangements during the first 12 to 24 months compared to our more traditional licensing arrangements. We will also continue to offer contracts using our more traditional licensing arrangements. Because a significant percentage of our expenses will be relatively fixed, a variation in the timing of sales and implementations could cause significant variations in operating results from quarter to quarter. We believe that period-to-period comparisons of our historical results of operations are not necessarily meaningful. You should not rely on these comparisons as indicators of future performance.

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

     There are several HIPAA compliance deadlines for covered entities. The final compliance deadline for the transaction and code set standards was October 16, 2003. The compliance deadline for the privacy standards was April 14, 2003 for most covered entities. The compliance deadline for the data security standards is April 20, 2005 for most covered entities. Although we are not a covered entity, many of our customers are. These customers may demand products that are designed to help them to comply with their HIPAA obligations, and they may, in the future, request us to agree contractually to comply with specific HIPAA standards if it is necessary for us to handle individually identifiable health records. Any failure or perception of failure of our products or services to comply with HIPAA standards could adversely affect demand for our products and services, and force us to expend significant capital, research and development and other resources to modify our products or services to address the privacy and security requirements of our customers.

     States may adopt privacy standards that are more stringent than the federal HIPAA privacy standards. This may lead to different restrictions for handling individually identifiable health information. As a result, our customers may demand information technology solutions and services that are adaptable to reflect different and changing regulatory requirements. In the future, federal or state governmental authorities may impose additional restrictions on the collection, use, transmission and other disclosures of health information. We cannot predict the potential impact that these future rules, as finally approved, may have on our business. However, the demand for our products and services may decrease if we are not able to develop and offer products and services that can address the regulatory challenges and compliance obligations facing our customers.

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

     Highly complex software products such as ours often contain undetected errors or failures when first introduced or as updates and new versions are released. It is particularly challenging for us to test our products because it is difficult to simulate the wide variety of computing environments in which our customers may deploy them. Despite testing, from time to time we have discovered defects or errors in our products. Defects, errors or difficulties could cause delays in product introductions and shipments, result in increased costs and diversion of development resources, require design modifications or decrease market acceptance or customer satisfaction with our products. In addition, despite testing by us and by current and potential customers, errors may be found after commencement of commercial shipments, resulting in loss of or delay in market acceptance.

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

We face litigation that could force us to pay significant damages and could distract our management team

     Our company and three of our then current officers were named in seven complaints filed in the United States District Court for the Southern District of Florida, West Palm Beach Division, or the District Court, by purported shareholders of the Company over the months of July through September 2002. Each complaint individually sought class certification and monetary damages for alleged violations of the federal securities laws. On February 4, 2003, the District Court issued an order consolidating all seven cases into one single case and appointing two persons and one entity to serve as lead plaintiffs. On April 30, 2003, the plaintiffs filed with the District Court an amended, consolidated complaint. On July 31, 2003, we filed a motion to dismiss the amended, consolidated complaint. On September 16, 2003, the plaintiffs filed an opposition to the motion to dismiss, and the Company filed a reply on October 16, 2003. At this time, the motion to dismiss has been fully briefed. The Company does not know when the District Court will decide the motion or what its ruling may be.

     Recently, following our announcement of SunriseXA response time issues and our strategy to address those issues, we were contacted by the attorneys representing the lead plaintiffs in this suit seeking our consent to their filing of an amended complaint that would add new counts asserting new claims and a new class period. We have not formally responded to this request, and have not yet seen any motion to amend the complaint or any amended complaint. We are unable to predict what effect this development will have on the course of currently pending action nor can we predict the nature of the new claims, or the damages claimed, in any additional new counts, if filed.

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

     Our charter documents contain additional anti-takeover devices including:

–	only one of the three classes of directors is elected each year;

–	the ability of our stockholders to remove directors without cause is limited;

–	the right of stockholders to act by written consent has been eliminated;

–	the right of stockholders to call a special meeting of stockholders has been eliminated; and

–	advance notice must be given to nominate directors or submit proposals for consideration at stockholder meetings;

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
Hypothetical
Interest Rate	$150,000	$170,000	$190,000

1.0%	$1,500	$1,700	$1,900
1.5%	2,250	2,550	2,850
2.0%	3,000	3,400	3,800
2.5%	3,750	4,250	4,750
3.0%	4,500	5,100	5,700
3.5%	5,250	5,950	6,650

*	(This sensitivity analysis is not a forecast of future interest income.)

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

     We do not currently enter into foreign currency hedge transactions. Through September 30, 2003, foreign currency fluctuations have not had a material impact on our financial position or results of operations.

ITEM 4. CONTROLS AND PROCEDURES

     Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2003. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that, as of September 30, 2003, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

     No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

     On February 4, 2003, the District Court issued an order consolidating all seven cases into one single case and appointing the City of Philadelphia Board of Pensions and Retirement, Louis Giannakokas and Norman K. Mielziner to serve as lead plaintiffs. On April 30, 2003, the plaintiffs filed with the District Court an amended, consolidated complaint. On July 31, 2003, the Company filed a motion to dismiss the amended, consolidated complaint. On September 16, 2003, the plaintiffs filed an opposition to the motion to dismiss, and the Company filed a reply on October 16, 2003. At this time, the motion to dismiss has been fully briefed. The Company does not know when the District Court will decide the motion or what its ruling may be.

     Recently, following our announcement of SunriseXA response time issues and our strategy to address those issues, we were contacted by the attorneys representing the lead plaintiffs in this suit seeking our consent to their filing of an amended complaint that would add new counts asserting new claims and a new class period. We have not formally responded to this request, and have not yet seen any motion to amend the complaint or any amended complaint. We are unable to predict what effect this development will have on the course of currently pending action nor can we predict the nature of the new claims, or the damages claimed, in any additional new counts, if filed.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits: See Index to exhibits.

     (b) Reports on Form 8-K:

(1) On July 21, 2003, Eclipsys filed a report on Form 8-K relating to its financial results for the fiscal quarter ended June 30, 2003, as presented in a press release on July 21, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ECLIPSYS CORPORATION

Date:	November 6, 2003	/s/ Robert J. Colletti Robert J. Colletti Senior Vice President and Chief Financial Officer (Principal financial officer and duly authorized officer)

ECLIPSYS CORPORATION
EXHIBIT INDEX

EXHIBIT
NO.	DESCRIPTION

31.1	Certification of Paul L. Ruflin
31.2	Certification of Robert J. Colletti
32	Certification Pursuant to 18 U.S.C. Section 1350