Form 10-K
period 2003-12-31
ECLIPSYS CORP
filed 2004-03-15
CIK 1034088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2003 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act rule 12b-2). Yes ☒ No ☐

The aggregate market value of the common stock held by non-affiliates of the registrant as of March 10, 2004 based upon the closing price of the Common Stock on the NASDAQ National Market for such date was $500,690,630.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Shares
Outstanding as of
Class	March 10, 2004

Common Stock, $.01 par value	46,337,485

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Company’s definitive Proxy Statement to be used in connection with the annual meeting of stockholders for the year 2004 will be incorporated by reference into Part III of this Form 10-K.

Part I

      This report contains forward-looking statements. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the forgoing, the words “believes,” “anticipates,” “plans,” “expects,” “intends” and similar expressions are intended to identify forward-looking statements. The important factors discussed below under the caption “Certain Factors That May Affect Future Operating Results”, among others, could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management from time to time. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 1.     Business

Overview

      Eclipsys is a healthcare information technology, or HIT, company. We develop and license our proprietary software to hospitals. Our software allows them to automate many of the key clinical, administrative and financial functions that they require. Our software is designed to improve patient care and patient satisfaction for our customers, and allow them to reduce their operating costs and enhance their revenues. Among other things, our software enables physicians and nurses to check on a patient’s condition; order patient tests; review test results; monitor a patient’s medications; and provide alerts to changes in a patient’s condition. Our software also enables hospitals to admit patients; maintain patient records; create invoices for billing patients or insurance companies; control inventories; effect cost accounting; schedule doctor’s visits; determine the profitability of physicians and physician groups; understand the profitability of specific medical procedures; and perform numerous other functions.

      We also derive revenues from services we provide to our customers for implementing our software; software and hardware maintenance; outsourcing; remote hosting HIT applications; network services; and training and consulting.

      We believe one of the key selling points of our software is that it is open and modular. This means that our software can be installed one application at a time or all at once. Our software is also created to work easily with the software developed by other vendors. This enables our customers to install our software without the disruption and expense of replacing their entire software systems to gain additional software functionality.

      We maintain a decentralized sales force to better serve our customers. We have ten North American sales regions through which we maintain direct, sustained contact with our customers. We market our software to small, stand-alone hospitals, large multi-entity healthcare systems and academic medical centers. We have one or more of our software applications installed in, or licensed to be installed at, over 1,500 facilities. All 17 of the top-ranked U.S. hospitals in the July 28, 2003 issue of U.S. News & World Report use one or more of our solutions.

      Our Internet website address is www.eclipsys.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments thereto that have been filed with the SEC are available to you free of charge through a hyperlink on our website.

Recent Developments

      In October 2003, we identified the existence of certain response time issues with some components of the newest version of our software known as SunriseXA. We have concluded that the root cause of the issue was in the technical design of SunriseXA, which did not adequately support the throughput required in the highly interactive patient care environment. After careful analysis, we announced a strategy designed to address these issues. The strategy involved replacing the affected SunriseXA components with certain key components from our Sunrise Clinical Manager product, or SCM, our prior generation core clinical product. This strategy was designed to allow SunriseXA customers to continue their deployment of SunriseXA, and to enable us to continue the development of advanced SunriseXA functionality.

      Since that time, we have been working to implement this strategy. In February 2004, we announced the general commercial availability of SunriseXA Release 3.3. The general availability of this release fulfilled a key deliverable expected by our customers that had implemented the initial version of SunriseXA. Release 3.3 combines components of SCM with the SunriseXA database schema, consistent with our new SunriseXA strategy.

      In addition, we are currently developing a more extensive release of SunriseXA known as Release 3.5. SunriseXA Release 3.5 will utilize the same database engine and intuitive user interface as is currently deployed in SunriseXA 3.3. Release 3.5 is currently scheduled for general availability in early summer 2004, and will contain advanced clinical functionality that will serve as the next phase in the evolution of our product.

      Although we believe that we have made significant progress in implementing our strategy and proving its technological feasibility, we continue to face a variety of risks and uncertainties in this regard, including those described under “Certain Factors That May Affect Future Operating Results”.

Challenges and Compliance Pressures in the Healthcare Industry

      Hospitals are under increased pressure to reduce medical errors and to increase operational efficiencies. We believe that our software enables customers to achieve these objectives. Several powerful organizations have lobbied for changes within the healthcare industry to enable hospitals to deliver better patient care, to increase patient satisfaction and to enhance overall hospital efficiency. Legislation is also requiring changes within the healthcare industry. We believe that these changes may increase the demand for our products.

      Institute of Medicine. In 1999, the Institute of Medicine, or IOM, issued a report entitled “To Err Is Human: Building a Safer Health System”. In it, the IOM called for the expanded use of information technology to reduce avoidable medical errors by 50 percent in the U.S. over the ensuing five year period. According to that report, between 44,000 and 98,000 people died each year as a result of medical errors. The IOM concluded that more people were injured from preventable mistakes than from many other common illnesses or accidents. The IOM report identified medication and pharmacy errors as significant causes of deaths and adverse events. In 2003, the IOM released a separate report stating that medical errors may be reduced through widespread adoption of information technology, such as electronic medical records that can be connected through a national system linking all healthcare organizations.

      The Leapfrog Group. The IOM report resulted in the formation of The Leapfrog Group, a consortium of more than 150 companies including Fortune 500 companies and large private and public healthcare purchasers representing more than 34 million healthcare consumers within the United States. Leapfrog Group members and their employees spend billions of dollars on healthcare annually. The Leapfrog Group is urging its members and their employees to base their healthcare purchases on principles that encourage hospitals to utilize stringent patient-safety measures such as computerized physician order entry systems, or CPOE. The adoption of CPOE is a leading Leapfrog recommendation for reducing medical errors.

      The IOM and The Leapfrog Group are leveraging their influence to encourage hospitals to use advanced clinical software to reduce adverse drug events and medical errors. Their influence, coupled with consumer demands, are spurring new government legislation. Twenty-one states have legislated mandatory reporting laws regarding healthcare quality and patient safety. California has passed legislation mandating the eventual adoption of information technology for hospitals to reduce avoidable medical errors.

      Health Insurance Portability and Accountability Act. Federal regulation in this area includes the Health Insurance Portability and Accountability Act of 1996, or HIPAA. HIPAA seeks to impose national health data standards on covered entities. Under HIPAA, a covered entity includes (i) health care providers that conduct electronic health transactions; (ii) health care clearinghouses that convert health data between HIPAA-compliant and non-compliant formats; and (iii) health plans. The HIPAA standards prescribe, among other things, transaction formats and code sets for electronic health transactions, in order to protect individual privacy by limiting the uses and disclosures of individually identifiable health information. HIPAA also requires covered entities to implement administrative, physical and technological safeguards to ensure the confidentiality, integrity, availability and security of individually identifiable health information in electronic form.

      Under HIPAA, covered entities are required to utilize HIPAA-compliant products, software and services. The cost of achieving HIPAA compliance has affected companies throughout the health care industry, regardless of whether they are covered entities. We believe that the need for HIPAA-compliant products, software and services will continue to create demand for our software and services. Though we are not a covered entity under HIPAA, many of our customers are. Accordingly, we have developed our software to be HIPAA compliant.

      Joint Commission on Accreditation of Healthcare Organizations, or The Joint Commission. The Joint Commission on the Accreditation of Healthcare Organizations, or JCAHO, is an independent non-profit organization that provides voluntary evaluation and accreditation for nearly 18,000 healthcare organizations and programs in the United States. JCAHO periodically introduces new process improvement initiatives, standards and performance measurements that are used to assess hospitals. JCAHO has also established patient safety standards that require hospitals to initiate specific efforts to prevent medical errors and inform patients when they have been unknowingly harmed during treatment. Additionally, each year since 2002, JCAHO has approved annual National Patient Safety Goals that include specific recommendations for improving patient safety. Most of our customers seek to comply with JCAHO standards. We believe that our software and services aid our customers in meeting JCAHO standards.

      The Internet. We believe that growth in the use of the Internet will enable consumers to be more involved in their healthcare choices. Additionally, we expect that the Internet will provide increased availability of medical information to physicians, clinicians and healthcare workers. As consumers and physicians adopt web-centric lifestyles, we believe that our products and services will become more appealing to a wider customer base and may increase demand for our software and services.

The Eclipsys Solution

      Our software and services are used primarily by physicians, nurses and clinicians. We provide comprehensive software functionality that enables hospitals and care providers to address many of their key clinical, financial and administrative needs.

      Among other things, our software is designed to:

•	provide hospitals with automated processes that improve clinical workflow and support clinical decision-making;

•	provide clinicians with access to patient information and supporting references, such as medical journals, through a variety of technologies that include, among other things, wireless devices within the healthcare facility and over the Internet;

•	provide hospitals with the information that they need to negotiate with insurance companies, Medicare and Medicaid, and to help them maximize collections and minimize payment denials;

•	provide clinicians with real-time information regarding the cost and effectiveness of patient tests and treatments;

•	assist our customers in improving processes and implementing best practices within their hospitals;

•	allow our customers to meet their clinical and business needs while preserving the investments that they have made in their existing software and systems, to the extent possible; and

•	encourage faster, more cost-effective implementation of customers’ in-house or remote-hosted software systems that our customers may operate with a lower total cost of ownership.

The Eclipsys Strategy

      We seek to become the leading provider of software and services within the healthcare industry. Key elements of our strategy include the following:

      Providing Comprehensive, Integrated Healthcare Information Technology Solutions. We offer software and services that run most of the critical functions in a hospital. Our research, development and technical support professionals develop, support and commercialize our proprietary software products. In the development of our software products we utilize various software technologies. Increasingly, our new and strategic development is done using Microsoft .NET Framework. We believe our use of Microsoft .NET Framework will allow us to focus our engineering and development resources on the development of domain specific features and functions while reducing our need to invest in the development of proprietary infrastructure solutions and services.

      Continue to Leverage Our Relationship with Microsoft. We have a strategic alliance with Microsoft Corporation. We believe that our alliance with Microsoft provides us with significant advantages. The goal of this alliance is to provide innovative healthcare solutions to our customers which, in turn, will make it easier for them to use our software with their existing software at a lower total cost of ownership. As a cornerstone of this alliance, we are collaborating with Microsoft on marketing, sales and software development fronts. We are also working with Microsoft to create and execute cooperative sales and marketing campaigns, which we believe will deliver value to our customers. Together, we seek to embed Microsoft’s .NET Framework, smart client technology and Web services into our SunriseXA software. We believe that this will provide our customers with richer, better connected and more productive experiences across desktop and mobile devices.

      Provide Flexible Product Options. We are committed to offering our customers flexible products and product-delivery options. Our software can be operated at the hospital or may be hosted by us remotely. Our software solves many of our customer’s clinical, financial and administrative needs. Furthermore, our customers can purchase our software components individually or in combination. Our software may also be integrated into our customers’ existing systems to minimize cost and disruption.

      Continue Expansion and Penetration of Customer Base. We believe that there is a significant opportunity for us to sell our software and services to a wider target market. Our sales professionals target both existing and prospective customers. Our target customers include large healthcare organizations, academic medical centers and small stand-alone hospitals. Few of our current customers have enterprise-wide, health information systems such as those that we offer for sale. Today, one or more of our products are installed at, or are licensed to be installed in, over 1,500 facilities. We intend to continue marketing our software and services aggressively to capitalize on the growth opportunities that we believe exist.

      Contracting Model. We have adopted a contracting model that is designed with our clients in mind. Our payment model spreads the cost of our software and software maintenance over the life of our customers’ contracts, which enables them to more closely align the cost of our products and services with the value that they derive. We believe that this is particularly critical within today’s capital-constrained, healthcare industry.

Products

      Our products perform many of the core software and technology functions that hospitals require. Our software is available for implementation on site or through our remote hosting services. Our software is designed to work in a variety of healthcare settings and throughout a healthcare organization. The following table summarizes our principal software offerings:

Product	Primary Functions

Sunrise Clinical Manager	• Computer-based Patient Record providing clinical rules and information to facilitate clinical decision-making
• Access to patient records
• On-line ordering of clinical services and prescriptions (computerized physician order entry)
• Clinical documentation

Sunrise Access Manager	• Access to patient information and coordination of gathering of additional information at each stage of patient care • Coordinate scheduling of appointments • Patient identification

Sunrise Patient Financial Manager	• Coordinate compliance with managed-care contract reimbursement terms, patient billing, and third-party reimbursement

Sunrise Decision Support Manager	• Clinical and financial data repository to analyze past clinical, operational and financial performance • Model future plans and alternatives • Measure and monitor performance

Sunrise Record Manager	• Automate medical record management system • Manage documents and images throughout the enterprise

eWebIT	• Tools to enable integration of data from existing systems

      Sunrise Clinical Manager. Sunrise Clinical Manager, or SCM, is a computerized patient record system that provides patient information to physicians, nurses and clinicians at the point-of-care. SCM allows a physician to enter orders quickly and efficiently, and provides clinical decision support at the time of order entry. SCM is designed for use in the ambulatory and acute care settings, and includes the following features:

•	Order entry, communication and management, which enable physicians to order online prescriptions and laboratory or diagnostic tests or procedures and routes the order to the appropriate department or party within the organization for fulfillment.

•	Knowledge-based orders, which is a clinical decision support system that automatically provides real-time guidance to physicians by alerting them to possible problems with or conflicts between newly entered orders and existing patient information using the system’s rules database. A comprehensive set of clinical rules developed by physicians is available with knowledge-based orders. Customers can modify these existing rules or can develop their own clinical rules.

•	Clinical decision support, which triggers alerts, including by email or pager, upon the occurrence of a specified change in a patient’s condition or any other physician-designated event, such as the delivery of unfavorable laboratory results, while relating the new information to information already in the system for that patient.

•	Clinical pathways and scheduled activities lists, which provide access to standardized patient-care profiles and assist in the scheduling of clinical treatment procedures.

•	Clinical documentation, which gathers and presents organized, accurate and timely patient information by accepting and arranging input from caregivers, laboratories or monitoring equipment.

•	Sunrise Universal Viewer, which provides physicians with Web-based access to patient information from within the healthcare facility or at a remote location.

•	Clinical data repository, which permanently stores clinical and financial information in easily accessible patient care records.

      Sunrise Access Manager. Sunrise Access Manager, or SAM, enables healthcare providers to identify the patient at any time within a hospital and to collect and maintain patient information on an enterprise-wide basis. SAM’s single database structure permits simultaneous access to the patient record by authorized personnel from any access point within a hospital’s computer systems. SAM provides the following functionality:

•	Comprehensive admission, discharge and transfer, or ADT, management. Patient registration captures demographic, insurance, referral and primary-care provider information and automates visit management by collecting and recording visit information in compliance with third-party billing regulations and managed care contractual requirements.

•	Patient scheduling and resource management, which allows personnel to schedule patient appointments throughout an organization based on patient preferences and resource availability. An integrated application, it uses a single database with registration, ADT and patient accounting functions and provides complex scheduling capabilities such as multiple and linked conditional appointments. Patient details automatically populate both the Sunrise Access and Scheduler products, significantly reducing the opportunity for errors while streamlining the scheduling process. The Scheduler returns optimal time management for the staff and the patient, thereby preserving the enterprise’s greatest asset, time. The power of integration between billing, approvals, eligibility and access elevates patient management to new levels of efficiency.

•	Work Quality Monitor, which is a supervisory task that runs in the background to constantly match transactions against quality protocols to detect transaction errors, mismatches and omissions. When it identifies such exceptions, Work Quality Monitor sends a real-time alert to the party charged with the responsibility for remedying the situation.

•	Enterprise person identifier, which is a single index of all patients and healthcare plan members within a healthcare provider’s system that supports searches on the basis of a variety of characteristics, such as name, Social Security number or other demographic data.

•	Managed-care support features, such as verifying insurance eligibility online and compliance with managed-care plan rules and procedures.

•	Centralized capabilities for bed management: bed reservations, transfers and discharges and tracking in-house patient information.

      Sunrise Patient Financial Manager. Sunrise Patient Financial Manager, or SPFM, uses a single, integrated database for patient-accounting processes, including the automatic generation of patient billing and accounts receivable functions, a system of reimbursement management to monitor receivables, the automation of collection activities and contract compliance analysis, as well as follow-up processing and reporting functions. This product suite supports the growing trend toward the centralized business office for multiple entities; a trend that we believe generally improves compliance with managed care contracts. SPFM includes the following functions:

•	Patient accounting, which automates the patient-billing and accounts receivable functions, including bill generation, reimbursement calculation, account follow-up and account write-offs. Paperless processing is achieved through real-time inquiry, editing, sorting, reporting, commenting and updating from other applications, including modules in SAM and SCM.

•	Contract management, which includes a repository for the payment terms, restrictions, approval requirements and other rules and regulations of each insurance plan and managed care contract accepted by an organization. Contract management is used in conjunction with other Sunrise products to ensure that patient care complies with these rules and regulations.

•	Reimbursement management, which facilitates the monitoring of receivables, performance of collection activity, reconciliation with third parties and analysis of contract compliance and performs the following:

•	calculates expected payments and contractual allowances for all accounts and reports net receivables by contract, carrier, or individual account;

•	automatically creates third-party logs as a by-product of billing; and

•	breaks down and ages each account’s receivables according to the responsible payer to facilitate collection activity and reporting.

•	Multiple entity billing allows multiple entities to use single-statement billing and registration across the entire enterprise. Patient financial records may be maintained indefinitely by the entity and the enterprise, which allows enterprise-wide access and outcomes analysis.

      Sunrise Decision Support Manager. Sunrise Decision Support Manager, or SDSM, creates a clinical and financial data repository by integrating data from throughout the enterprise. SDSM gathers information from within a hospital or hospital system. The data SDSM collects can then be analyzed to determine the patient-level costs of care and for identifying areas for improvement. This information allows a hospital to evaluate its cost structure, make changes in clinical processes to reduce costs and accurately price reimbursement contracts on a profitable basis. SDSM also analyzes and measures clinical process and outcomes data, and helps to identify the practice patterns that most consistently result in the highest quality care at the lowest cost. SDSM is an important component of our customers’ ability to measure and document improved clinical outcomes and return on investment. SDSM includes support for:

•	case mix, reimbursement and utilization management;

•	cost and profitability analysis; and

•	strategic planning, modeling and forecasting.

      Sunrise Record Manager. Sunrise Record Manager, or SRM, provides comprehensive clinical data management and enterprise-wide document and image-management functions. We believe that SRM improves productivity, efficiency and accountability. SRM provides multiple users with convenient and concurrent access to information, wherever they are stationed throughout a hospital. SRM includes the following functionality:

•	registration scanning to capture patient identification and consent forms and other documents;

•	document imaging and document scanning; interfaces with other electronic document systems;

•	tools for managing patient medical records, including tracking record locations, chart requests, and secured release of information;

•	workflow tools for managing record movement between workgroups and areas in the operational team;

•	JCAHO-compliant deficiency and chart completion management functions, including HIPAA-compliant electronic signature functions;

•	medical records abstracting, working with industry standard encoders;

•	patient account management functionality, including workflow, interfaces, remit processing, forms overlay and document image management; and

•	tools to manage enterprise documents for human resources, materials management and other applications not involving patient care.

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

SunriseXA™ Initiative

      During 2003, we continued the SunriseXA initiative that we began approximately 30 months ago. This initiative is focused on re-engineering and migrating our Sunrise suite of software to the Microsoft .NET Framework. SunriseXA’s extended architecture is built on Microsoft’s .NET Framework as well as other technologies. We believe our approach allows our software to be more open and extensible, which allows it to work more easily with a customer’s legacy and ancillary systems. This architecture also enables hospitals to use their existing technology investments, and to add other software products as functional needs and resources dictate. SunriseXA is built upon a single database known as a computer-based patient record, or CPR. The CPR can be used by all components within SunriseXA regardless of where in the hospital a physician, nurse or employee resides. SunriseXA is designed to prevent the isolation of information and duplication of functionality that can occur with other information technology, or IT, systems. We believe that this approach will enable a faster, more cost-effective implementation of our software, simplify software maintenance and provide a lower total cost of ownership for customers.

      During 2002 and throughout 2003, we released components of SunriseXA. These releases have included core physician and nursing applications in the inpatient, ambulatory and emergency department venues. We also released expanded clinical decision support application security software, along with advanced user-friendly configuration tools.

      On October 20, 2003, we announced the existence of certain response time issues within some components of our SunriseXA software. To address these issues, we developed a strategy that would allow our SunriseXA customers to continue their deployment of SunriseXA, while at the same time enabling us to continue our development of advanced SunriseXA functionality. Our announced strategy is to replace the affected SunriseXA components with certain components of our SCM product.

      We intend to continue to develop planned advanced SunriseXA functionality, including Clinical Documentation, Ambulatory, Emergency Department, Secure Health Messaging, Access and Medication Management. In addition, we intend to continue our development of SunriseXA Objects Plus, which is designed to meet customer demand for the customization of SunriseXA. We are also working to develop SunriseXA Portal, which is designed to allow remote Web-based access to the SunriseXA database. This portal and mobility strategy is intended to allow our customers to review results and place patient orders securely and easily using a web browser and brings us closer to the realization of our vision of providing the right information at the right time.

      For further discussion on SunriseXA and the response time issue see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

      Hardware and Related Offerings — Finally, as part of our commitment to being a comprehensive software and services provider, we sell a variety of desktop, network and platform solutions including hardware, middleware and related services.

      Services — Drawing on the functionality and flexibility of our software products, we offer a range of professional services to our customers for which we earn revenues. Our services may be summarized as follows:

      Implementation, Integration, Product Support, Training and Maintenance — We offer our customers professional assistance in the implementation of our software, the conversion and integration of their historical data into our software and systems, as well as ongoing training and support. We offer 24-hour software support to our customers, and provide them with the latest information regarding our products. We also provide regular maintenance releases to our customers, as well as comprehensive training programs.

      Outsourcing Services — We provide outsourcing services to our customers. This means that we assume all responsibilities for a hospital’s IT operations using our employees. Our outsourcing services include facilities management, network outsourcing and transition management.

•	Facilities management enables our customers to improve their IT operations by allowing us to assume responsibility for all aspects of their internal IT operations.

•	Network outsourcing provides our customers with total information network support. This relieves our customers of the need to secure and maintain an expensive IT infrastructure in a rapidly changing technological environment.

•	Transition management offers our customers a solution for migrating their IT to new processes, technologies or platforms without interfering with their delivery of healthcare.

Remote Hosting Services — We provide remote hosting services to our customers. This means that we assume complete processing of our customers’ IT operations using our equipment and personnel at a facility that we maintain in Mountain Lakes, New Jersey. This frees an organization from maintaining the environment, equipment and technical staff required to support their IT operations.

Network Services — We offer a comprehensive package of services for our customers’ computer networks. Our professionals are able to assess changes in network utilization and function, forecast necessary upgrades to accommodate a customer’s growth, and design required changes to provide our customer’s with required network performance and functionality. We offer our services in various forms, ranging from onsite assistance to complete project deliveries with guaranteed fixed prices.

Solutions Consulting — We also offer consulting services to help customers to improve their operations.

Marketing and Sales

      Our marketing and sales teams target small, stand-alone hospitals, large multi-entity healthcare systems and academic medical centers. We sell our products and services in North America exclusively through our direct sales force. The management of our sales force is decentralized, with three senior vice presidents having primary responsibility for sales and marketing within three areas. The areas, in turn, are broken down into a total of ten regions. Within each sales region, our sales force is organized into two separate groups. The first is focused on generating sales to new customers. The second is focused on additional sales to existing customers. Our direct sales force works closely with our implementation and product line specialists. We also have a team of experts with extensive experience with each of our specific software applications that support our sales force. Our sales personnel are compensated principally on a performance basis.

Research and Development

      We believe that our future success depends on our ability to maintain and enhance our product lines and in developing new products that appeal to our customers. We seek to maintain technological competitiveness and respond to our customers’ expanding needs. We are currently developing our software based on Microsoft’s .NET Framework and other industry standards. We are also creating new functionality for our existing software. Since the announcement of our SunriseXA response time issues in October 2003, we have made significant changes within our research and development department. Among other things, we have decreased our reliance on outside vendors that have historically aided our internal personnel in developing our software. In addition, we have hired a new chief technology officer who is principally responsible for our software development. Our chief technology officer has substantial experience in the development of commercial software. To assist him, we have also hired new senior software engineers with substantial experience. This team has adopted a new software development methodology, Microsoft’s Solutions Framework. This new methodology allows us, among other things, to gauge the quality and performance of our software development efforts in 24 hour increments. We believe that these significant changes in our development organization will position us to deliver quality software that will meet or exceed our customers’ needs.

Competition

      We face intense competition in the marketplace. We are confronted by rapidly changing technology, evolving user needs and the frequent introduction of new products to meet the needs of our current and future customers. Our principal competitors include Cerner Corporation, Epic Systems Corporation, GE Medical Systems, IDX Systems Corporation, McKesson Corporation, QuadraMed Corporation and Siemens AG. Other competitors include providers of practice management, general decision support and database systems, as well as segment-specific applications and healthcare technology consultants.

      Several of our competitors are better established, benefit from greater name recognition and have significantly more financial, technical and marketing resources than we do. We also anticipate that competition will further increase as a result of continued consolidation in both the information technology and healthcare industries. The principal factors that impact competition within our market include product functionality, performance, flexibility and features, use of open industry standards, quality of customer service and support, company reputation, price and total cost of ownership.

Employees

      As of December 31, 2003, we had 1,877 employees. Our success depends on our continued ability to attract and retain highly skilled and qualified personnel. Competition for such personnel is intense in our industry, particularly for software developers, service consultants and sales and marketing personnel. We cannot be assured that we will be able to attract and retain qualified personnel in the future. Our employees are not represented by any labor unions. We consider our relations with our employees to be good.

Financial Information About Geographic Areas

      Revenue from U.S. operations totaled $244.3 million in 2003. Revenue from outside the United States totaled $10.4 million in 2003. Long-lived assets totaled $73.6 million in the United States in 2003 and $0.1 million in other countries in 2003.

Certain Factors That May Affect Future Operating Results

      There are a number of important factors that could affect our business and future operating results including, without limitation, the factors set forth below. The information contained in this report should be read in light of such factors. Any of the following factors could harm our business and future operating results.

We face a number of risks relating to our recently announced strategy to address SunriseXA response time issues

      In October 2003, we announced the existence of certain response time issues within some components of SunriseXA, the newest version of our Sunrise family of products. We concluded that the root cause of the issue was in the technical design of SunriseXA, which did not adequately support the throughput required in the highly interactive patient care environment. After substantial analysis, we announced and are pursuing a strategy designed to address these issues. Our strategy is to replace the affected SunriseXA components with certain components from our SCM product, which is our prior generation, core clinical product. Although we believe that we have made significant progress in implementing that strategy and proving its technological feasibility, we continue to face a variety of risks and uncertainties in this regard including the following:

•	We may encounter technical obstacles and delays in implementing this approach. As we continue to implement our strategy, it is possible that we could discover additional problems with our software.

•	It is possible that the availability of SunriseXA Release 3.5, or the releases of anticipated additional features for our products, may be delayed. This could result in delayed or lost sales.

•	Customers who are currently implementing SunriseXA have faced delays in their implementations. As a result, existing SunriseXA customers could attempt to cancel their contracts with us or seek financial or other concessions from us.

•	As a result of the changes we will make to our SunriseXA product offering, potential customers may find such products less appealing, which could decrease demand for our products.

•	Operating results for the year ended December 31, 2003 reflect a $1.2 million write-down of capitalized software development costs related to certain SunriseXA components and a warranty reserve of $4.4 million related to the anticipated costs associated with the SunriseXA response time issue. Although we believe that this reserve is adequate to cover any potential losses, it is possible that we may discover additional facts that lead us to conclude that additional write-offs or reserves may be required.

      These issues could harm our relationships with customers generally and our reputation in the marketplace.

Our product strategy is dependent on the continued development and support by Microsoft of its .Net Framework and other technologies

      Our product strategy is substantially dependent upon Microsoft’s .Net Framework and other Microsoft technologies. The .Net Framework, in particular, is a relatively new and evolving technology. If Microsoft were to cease actively supporting .Net or other technologies, fail to update and enhance them to keep pace with changing industry standards, encounter technical difficulties in the continuing development of these technologies or make them unavailable to us, we could be required to invest significant resources in re-engineering our products. This could lead to lost or delayed sales, unanticipated development expenses and harm to our reputation, and would cause our financial results and business to suffer.

Given the length of our sales and implementation cycles, if a significant number of our customers delay implementation, our future operating results may suffer

      We have experienced long sales and implementation cycles. How and when to implement, replace, expand or substantially modify an information system, or modify or add business processes, are major decisions for hospitals, our target market. Furthermore, our software is expensive and generally requires significant capital expenditures by our customers. The sales cycle for our software ranges from 6 to 18 months or more from initial contact to contract execution. Historically, our implementation cycle has ranged from 6 to 36 months from contract execution to complete software implementation. During the sales and implementation cycles, we expend substantial time, effort and financial resources preparing contract proposals, negotiating the contract and implementing the software. We may not realize any revenues to offset these expenditures and, if we do, accounting principles may not allow us to recognize the revenues during corresponding periods. This could harm our future operating results. Additionally, any decision by our customers to delay a purchase or implementation may adversely affect our revenues.

The healthcare industry faces financial constraints that could adversely affect the demand for our products and services

      The healthcare industry faces significant financial constraints. For example, the shift to managed healthcare in the 1990s put pressure on healthcare organizations to reduce costs, and the Balanced Budget Act of 1997 dramatically reduced Medicare reimbursement to healthcare organizations. Our software often involves a significant financial commitment by our customers. Our ability to grow our business is largely dependent on our customers’ information technology budgets. To the extent healthcare information technology spending declines or increases more slowly than we anticipate, demand for our products would be adversely affected.

We have a history of operating losses and we cannot predict future profitability

      We had a net loss of $56.0 million for the year ended December 31, 2003. We also had net losses of $29.8 million in 2002, $34.0 million in 2000, $9.4 million in 1999, $35.3 million in 1998, and $126.3 million in 1997. In 2001, we had net income of $4.4 million, although we had a loss from operations of $1.6 million. We may continue to incur net losses and cannot predict when, or if, we will be profitable in the future.

Our operating results may fluctuate significantly and may cause our stock price to decline

      We have experienced significant variations in revenues and operating results from quarter to quarter. Our operating results may continue to fluctuate due to a number of factors, including:

•	our progress in implementing our strategy to address our SunriseXA response time issues and the level of costs associated with that effort;

•	the timing, size and complexity of our product sales and implementations;

•	overall demand for healthcare information technology;

•	the financial condition of our customers and potential customers;

•	market acceptance of new services, products and product enhancements by us and our competitors;

•	product and price competition;

•	the relative proportions of revenues we derive from software, services and hardware;

•	changes in our operating expenses;

•	the timing and size of future acquisitions;

•	personnel changes;

•	the performance of our products;

•	significant estimates made by management in the application of generally accepted accounting principles; and

•	fluctuations in general economic and financial market conditions, including interest rates.

      It is difficult to predict the timing of revenues that we receive from product sales, because the sales cycle can vary depending upon several factors. These include the size and terms of the transaction, the changing business plans of the customer, the effectiveness of the customer’s management, general economic conditions and the regulatory environment. In addition, the timing of our revenue recognition could vary considerably depending upon the extent to which our customers elect to license our products under arrangements where revenues are recognized monthly. Generally, less revenue is recognized under these arrangements during the first 12 to 24 months compared to traditional licensing arrangements. We will also continue to offer contracts using our more traditional licensing arrangements. Because a significant percentage of our expenses will be relatively fixed, a variation in the timing of sales and implementations could cause significant variations in operating results from quarter to quarter. We believe that period-to-period comparisons of our historical results of operations are not necessarily meaningful. Stockholders should not rely on these comparisons as indicators of future performance.

Because in many cases we recognize revenues for our software monthly over the term of a customer contract, downturns or upturns in sales will not be fully reflected in our operating results until future periods

      We recognize a significant portion of our revenues from customers monthly over the terms of their agreements, which are typically 7 years. As a result, much of the revenue that we report each quarter is attributable to agreements executed during prior quarters. Consequently, a decline in sales, client renewals, or market acceptance of our products in one quarter, would not necessarily be reflected in revenues in that quarter, and may negatively affect our revenues and profitability in future quarters. In addition, we may be unable to adjust our cost structure to reflect these reduced revenues. This monthly revenue recognition makes it difficult for us to rapidly increase our revenues through additional sales in any period, as revenues from new customers must be recognized over the applicable agreement term.

We operate in an intensely competitive market that includes companies that have greater financial, technical and marketing resources than we do

      We operate in a market that is intensely competitive. Our principal competitors include Cerner Corporation, Epic Systems Corporation, GE Medical Systems, IDX Systems Corporation, McKesson Corporation, QuadraMed Corporation and Siemens AG. We also face competition from providers of practice management systems, general decision support, database systems and other segment-specific applications, as well as from HIT consultants. A number of existing and potential competitors are more established than we are, and have greater name recognition and financial, technical and marketing resources than we do. We expect that competition will continue to increase. Increased competition could harm our business.

If the healthcare industry continues to undergo consolidation, this could impose pressure on our products’ prices, reduce our potential customer base and reduce demand for our products

      Many hospitals have consolidated to create larger healthcare enterprises with greater market power. If this consolidation continues, it could erode our customer base and could reduce the size of our target market. In addition, the resulting enterprises could have greater bargaining power, which may lead to erosion of the prices for our products.

Potential regulation by the U.S. Food and Drug Administration of our products as medical devices could impose increased costs, delay the introduction of new products and hurt our business

      The U.S. Food and Drug Administration, or FDA, is likely to become increasingly active in regulating computer software intended for use in the healthcare setting. The FDA has increasingly focused on the regulation of computer products and computer-assisted products as medical devices under the Food, Drug, and Cosmetic Act, FDC Act. If the FDA chooses to regulate any of our products as medical devices, it can impose extensive requirements upon us, including the following:

•	requiring us to seek FDA clearance of a pre-market notification submission demonstrating that a product is substantially equivalent to a device already legally marketed, or to obtain FDA approval of a pre-market approval application establishing the safety and effectiveness of the product;

•	requiring us to comply with rigorous regulations governing the pre-clinical and clinical testing, manufacture, distribution, labeling and promotion of medical devices; and

•	requiring us to comply with the FDA Act regarding general controls including establishment registration, device listing, compliance with good manufacturing practices, reporting of specified device malfunctions and adverse device events.

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

      HIPAA imposes national health data standards on (i) health care providers that conduct electronic health transactions; (ii) health care clearinghouses that convert health data between HIPAA-compliant and non-compliant formats; and (iii) health plans. Collectively, these groups are known as Covered Entities. The HIPAA standards prescribe transaction formats and code sets for electronic health transactions; protect individual privacy by limiting the uses and disclosures of individually identifiable health information; and require Covered Entities to implement administrative, physical and technological safeguards to ensure the confidentiality, integrity, availability and security of individually identifiable health information in electronic form. Though we are not a covered entity, most of our customers are and require that our software and services be HIPAA compliant.

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

Our products are used to assist clinical decision-making and provide information about patient medical histories and treatment plans, and if these products fail to provide accurate and timely information, our customers could assert claims against us that could result in substantial cost to us, harm our reputation in the industry and cause demand for our products to decline

      We provide products that, among other things, assist in clinical decision-making, provide access to patient medical histories and assist in creating patient treatment plans. If our software fails to provide accurate and timely information, customers could assert liability claims against us. Litigation with respect to liability claims, regardless of its outcome, could result in substantial cost to us, divert management’s attention from operations and decrease market acceptance of our products. We attempt to limit by contract our liability for damages arising from negligence, errors or mistakes. In addition, we require that our customers approve all system rules and protocols. Despite these precautions, the limitations of liability set forth in our contracts may not be enforceable or may not otherwise protect us from liability for damages. We maintain general liability insurance coverage, including coverage for errors or omissions. However, this coverage may not continue to be available on acceptable terms or may not be available in sufficient amounts to cover one or more large claims against us. In addition, the insurer might disclaim coverage as to any future claim. One or more large claims could exceed our available insurance coverage.

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

If we undertake additional acquisitions, they may be disruptive to our business and could have an adverse effect on our future operations and the market price of our common stock

      An important element of our business strategy has been expansion through acquisitions. Since 1997, we have completed nine acquisitions. Any future acquisitions would involve a number of risks, including the following:

•	The anticipated benefits from any acquisition may not be achieved. The integration of acquired businesses requires substantial attention from management. The diversion of management’s attention and any difficulties encountered in the transition process could hurt our business.

•	In future acquisitions, we could issue additional shares of our capital stock, incur additional indebtedness or pay consideration in excess of book value, which could have a dilutive effect on future net income, if any, per share.

•	New business acquisitions must be accounted for under the purchase method of accounting. These acquisitions may generate significant intangible assets and result in substantial related amortization charges to us.

If we fail to attract, motivate and retain highly qualified technical, marketing, sales and management personnel, our ability to execute our business strategy could be impaired

      Our success depends, in significant part, upon the continued services of our key technical, marketing, sales and management personnel, and on our ability to continue to attract, motivate and retain highly qualified employees. Competition for these employees is intense. In addition, the process of recruiting personnel with the combination of skills and attributes required to execute our business strategy can be difficult, time-consuming and expensive. We believe that our ability to implement our strategic goals depends to a considerable degree on our senior management team. The loss of any member of that team could hurt our business.

Changing customer requirements could decrease the demand for our products, which could harm our business and decrease our revenues

      The market for our products and services is characterized by rapidly changing technologies, evolving industry standards and new product introductions and enhancements that may render existing products obsolete or less competitive. As a result, our position in the HIT market could erode rapidly due to unforeseen changes in the features and functions of competing products, as well as the pricing models for such products. Our future success will depend in part upon our ability to enhance our existing products and services, particularly our ability to continue to release our products onto Microsoft’s .NET Framework under the SunriseXA initiative, and to develop and introduce new products and services to meet changing customer requirements. The process of developing products and services such as those we offer is extremely complex and is expected to become increasingly complex and expensive in the future as new technologies are introduced. If we are unable to enhance our existing products or develop new products to meet changing customer requirements, demand for our products could suffer.

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

We face litigation that could force us to pay significant damages and could distract our management team

      From July through September 2002, our company and three of its then current officers (Messrs. Robert J. Colletti, John T. Patton, Jr. and Harvey J. Wilson) were named in seven complaints filed by purported shareholders of our company in the United States District Court, Southern District of Florida, West Palm Beach Division, or the District Court. Each complaint sought certification as a class and monetary damages, and alleged that we and the named officers violated federal securities laws. We believe that the actions are without merit, and are conducting a vigorous defense.

      On February 4, 2003, the District Court issued an order consolidating all seven cases into one single case and appointed the City of Philadelphia Board of Pensions and Retirement, Louis Giannakokas and Norman K. Mielziner to serve as lead plaintiffs. On April 30, 2003, the plaintiffs filed with the District Court an amended, consolidated complaint, the Amended Complaint. On July 31, 2003, we filed a motion to dismiss the Amended Complaint. On September 16, 2003, the plaintiffs filed opposition to the motion to dismiss, and we filed a reply brief on October 16, 2003. On November 4, 2003, the District Court granted our motion to dismiss the Amended Complaint in its entirety. In so doing, the District Court granted the plaintiffs fifteen days to file a further amended complaint that conforms to applicable law as well as the District Court’s ruling. The plaintiffs subsequently obtained an extension of that fifteen day deadline.

      On December 5, 2003, the plaintiffs filed with the District Court their second amended complaint, or the Second Amended Complaint. In it, among other things, the plaintiffs reduced the class period by a total of eight months and eliminated numerous allegations that had been contained in their Amended Complaint. On January 5, 2004, we filed a motion to dismiss the Second Amended Complaint. The plaintiffs filed opposition papers to our motion on February 20, 2004. In March 2004, we will file a brief in further support of our motion. At this time, our motion is pending. We do not know when the District Court will rule on our motion or whether our motion will be granted.

      Separately, in October 2003, we were contacted by the attorneys for the lead plaintiffs who sought our consent to their filing of an amended complaint that would add new counts asserting new claims and a new class period due to our announced SunriseXA response time issues. We did not formally respond to their request, and have not yet seen any pleadings filed in which the lead plaintiffs have sought to add or assert claims. Accordingly, we are unable to predict whether new claims may be filed against us, or what effect any new claims could have on our pending cases. We are also unable to predict the nature of any new claims or the damages that may be sought if any new claims are filed.

      We are involved in other litigation incidental to its business from time to time. In the opinion of management, after consultation with legal counsel, the ultimate outcome of such litigation will not have a material adverse effect on our financial position, results of operation or cash flows.

Provisions of our charter documents and Delaware law may inhibit potential acquisition bids that a stockholder may believe is desirable, and the market price of our common stock may be lower as a result

      Our board of directors has the authority to issue up to 4,900,000 shares of preferred stock. Our board of directors can fix the price, rights, preferences, privileges and restrictions of the preferred stock without any further vote or action by our stockholders. The issuance of shares of preferred stock may discourage, delay or prevent a merger or acquisition of our company. The issuance of preferred stock may result in the loss of voting control to other stockholders. We have no current plans to issue any shares of preferred stock. In August 2000, our board of directors adopted a shareholder rights plan under which we issued preferred stock purchase rights that would adversely affect the economic and voting interests of a person or group that seeks to acquire us or a 15% or more interest in our common stock without negotiations with our board of directors.

      Our charter documents contain additional anti-takeover devices including:

•	only one of the three classes of directors is elected each year;

•	the ability of our stockholders to remove directors, without cause, is limited;

•	the right of stockholders to act by written consent has been eliminated;

•	the right of stockholders to call a special meeting of stockholders has been eliminated; and

•	advance notice must be given to nominate directors or submit proposals for consideration at stockholder meetings.

      Section 203 of the Delaware corporate statute may inhibit potential bids to acquire our company. We are subject to the anti-takeover provisions of the Delaware corporate statute, which regulates corporate acquisitions. Delaware law will prevent us from engaging, under specified circumstances, in a business combination with any interested stockholder for three years following the date that the interested stockholder became an interested stockholder, unless our board of directors or a supermajority of our uninterested stockholders agree. For purposes of Delaware law, a business combination includes a merger or consolidation involving us and the interested stockholder, and the sale of more than 10% of our assets. In general, Delaware law defines an interested stockholder as any holder beneficially owning 15% or more of the outstanding voting stock of a corporation and any entity or person affiliated with or controlling or controlled by the holder.

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

      As of March 15, 2004 our executive officers were as follows:

Executive Officers of the Registrant

Name	Age	Title

Paul L. Ruflin	50	President and Chief Executive Officer

John S. Cooper	48	Executive Vice President of Sales and Marketing

Russ J. Rudish	51	Executive Vice President of Services

John Depierro	67	Executive Vice President of Technology Solutions Group

Robert J. Colletti	45	Senior Vice President, Chief Financial Officer and Treasurer

John Gomez	39	Senior Vice President of Technology and Chief Technology Officer

T. Jack Risenhoover, II	38	Senior Vice President

      Paul L. Ruflin has served as our president and chief executive officer since July 2002. Prior to joining us, Mr. Ruflin was chief operating officer of Cap Gemini Ernst & Young, North America, or CGE&Y. During his more than 24 years at CGE&Y, Mr. Ruflin also served in several other leadership capacities, including director of CGE&Y’s health managed care consulting practice.

      John S. Cooper has served as our executive vice president of sales since March 2002, and assumed responsibility for our marketing functions in January 2004. From October 2000 until March 2002, Mr. Cooper was chairman and chief executive officer of iMedium Inc., a marketing and sales-effectiveness solutions firm. From 1988 until 2000, Mr. Cooper was employed by Shared Medical Systems Corp., or SMS, where he held a number of sales-management positions, including vice president of eSolutions. In 2000, SMS was acquired by Siemens AG.

      Russ J. Rudish has served as our executive vice president of services since November 2003. Prior to joining us, Mr. Rudish spent over 20 years at Ernst & Young LLP, before it sold its consulting practice to CGE&Y in May 2000. From April 2002 until September 2003, Mr. Rudish served as the national practice leader of CGE&Y’s Health Provider Consulting Practice. In addition, from August 2000 to April 2002, Mr. Rudish served as regional director, northeast, for CGE&Y’s Health Provider Consulting Practice.

      John Depierro has served as executive vice president of our Technology Solutions Group since June 2002. From January 1999 to June 2002, Mr. Depierro served as a senior vice president of our former international division. From January 1997 to January 1999, Mr. Depierro served as the President of Sales for our Northeast Sales Region. Before joining Eclipsys, Mr. Depierro was president and founder of Medical Data Technology which we acquired in January 1997 as part of our acquisition of ALLTEL Healthcare Information Services, Inc.

      Robert J. Colletti has served as our senior vice president and chief financial officer since August 2001. From June to August 2001, Mr. Colletti served as senior vice president of finance and chief accounting officer. From January 1997 to June 2001, Mr. Colletti served as our vice president of finance. Mr. Colletti joined Eclipsys in January 1997 as part of our acquisition of ALLTEL Healthcare Information Services, Inc.

      John Gomez has served as our senior vice president and chief technology officer since August 2003. From October 2002 to January 2003, Mr. Gomez was a senior vice president and chief technology officer at WebMD Corporation. Prior to that, from February 2001 to October 2002 Mr. Gomez served as chief technology officer and senior vice president of strategic business development at Brill Media Holdings, an e-commerce and media publication company. From April 1998 through January 2001 Mr. Gomez was employed by Microsoft Corporation.

      T. Jack Risenhoover, II has served as a senior vice president since March 2000. He was a vice president from February 1997 through March 2000. Mr. Risenhoover also served as secretary from February 1997 through January 2003, and as general counsel from February 1997 through March 2002.

Item 2.     Properties

      Our corporate offices are located in Boca Raton, Florida under a lease that expires in February 2008. In addition, we maintain leased office space in Phoenix, Arizona; Tucson, Arizona; Newport Beach, California; San Jose, California; Santa Rosa, California; Alpharetta, Georgia; Atlanta, Georgia; Westchester, Illinois; Overland Park, Kansas; Rockville, Maryland; Boston, Massachusetts; Mountain Lakes, New Jersey; Albany, New York; Uniondale, New York; Malvern, Pennsylvania; Richmond (a suburb of Vancouver), British Columbia; and Grand Rapids, Michigan. These leases expire at various times through October 2013.

Item 3.     Legal Proceedings

      From July through September 2002, our company and three of its then current officers (Messrs. Robert J. Colletti, John T. Patton, Jr. and Harvey J. Wilson) were named in seven complaints filed by purported shareholders of our company in the United States District Court, Southern District of Florida, West Palm Beach Division, or the District Court. Each complaint sought certification as a class and monetary damages, and alleged that we and the named officers violated federal securities laws. We believe that the actions are without merit, and are conducting a vigorous defense.

      On February 4, 2003, the District Court issued an order consolidating all seven cases into one single case and appointed the City of Philadelphia Board of Pensions and Retirement, Louis Giannakokas and Norman K. Mielziner to serve as lead plaintiffs. On April 30, 2003, the plaintiffs filed with the District Court an amended, consolidated complaint, or the Amended Complaint. On July 31, 2003, we filed a motion to dismiss the Amended Complaint. On September 16, 2003, the plaintiffs filed opposition to the motion to dismiss, and we filed a reply brief on October 16, 2003. On November 4, 2003, the District Court granted our motion to dismiss the Amended Complaint in its entirety. In so doing, the District Court granted the plaintiffs fifteen days to file a further amended complaint that conforms to applicable law as well as the District Court’s ruling. The plaintiffs subsequently obtained an extension of that fifteen day deadline.

      On December 5, 2003, the plaintiffs filed with the District Court their second amended complaint, or the Second Amended Complaint. In it, among other things, the plaintiffs reduced the class period by a total of eight months and eliminated numerous allegations that had been contained in their Amended Complaint. On January 5, 2004, we filed a motion to dismiss the Second Amended Complaint. The plaintiffs filed opposition papers to our motion on February 20, 2004. In March 2004, we will file a brief in further support of our motion. At this time, our motion is pending. We do not know when the District Court will rule on our motion or whether our motion will be granted.

      Separately, in October 2003, we were contacted by the attorneys for the lead plaintiffs who sought our consent to their filing of an amended complaint that would add new counts asserting new claims and a new class period due to our announced SunriseXA response time issues. We did not formally respond to their request, and have not yet seen any pleadings filed in which the lead plaintiffs have sought to add or assert claims. Accordingly, we are unable to predict whether new claims may be filed against us, or what effect any new claims could have on our pending cases. We are also unable to predict the nature of any new claims or the damages that may be sought if any new claims are filed.

      We are involved in other litigation incidental to its business from time to time. In the opinion of management, after consultation with legal counsel, the ultimate outcome of such litigation will not have a material adverse effect on our financial position, results of operation or cash flows.

Item 4.     Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of our stockholders during the fourth quarter of 2003.

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

	High	Low

2002

First quarter	$17.85	$14.29

Second quarter	$19.17	$5.30

Third quarter	$9.20	$4.68

Fourth quarter	$6.69	$3.92
2003

First quarter	$8.51	$5.23

Second quarter	$11.88	$6.85

Third quarter	$18.58	$10.05

Fourth quarter	$19.47	$8.72

Holders of Record

      On March 10, 2004, the last reported sale price of our common stock on the Nasdaq National Market was $13.30 per share. Also as of March 10, 2004, we had approximately 195 stockholders of record.

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

Item 6.   Selected Financial Data

      You should read the following selected financial data in conjunction with our consolidated financial statements and the related notes thereto, along with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, that is included elsewhere in this document. Our statement of operations data for the years ended December 31, 2003, 2002 and 2001 and the balance sheet data at December 31, 2003 and 2002 are derived from, and are qualified by reference to, our audited consolidated financial statements, which appear elsewhere in this document. Our statement of operations data for the years ended December 31, 2000 and 1999 and the balance sheet data at December 31, 2001, 2000 and 1999 set forth below, are derived from, and are qualified by reference to, our audited consolidated financial statements which are not included in this document and are retroactively restated to give effect to the pooling of MSI Solutions, Inc. and PowerCenter Systems, Inc., acquisitions that are discussed in more detail in Item 7, “Management’s

Discussion and Analysis of Financial Condition and Results of Operations”. Historical results are not necessarily indicative of results that you may expect for any future period.

	Year Ended December 31,
	(In thousands, except share and per share data)

	2003	2002	2001	2000	1999

Statement of Operations Data:

Total revenues	$254,679	$218,068	$239,676	$221,318	$254,169

Costs and expenses:

Costs of revenues	161,013	131,314	137,826	155,503	151,469

Sales and marketing	69,734	53,175	42,698	40,143	36,316

Research and development	58,306	46,228	37,034	37,382	44,151

General and administrative	13,528	12,434	10,278	10,380	11,426

Depreciation and amortization	10,492	8,531	13,900	13,442	14,706

Pooling and transaction costs	—	—	(472)	1,900	1,648

Restructuring charge	—	—	—	1,198	5,133

Total costs and expenses	313,073	251,682	241,264	259,948	264,849

Loss from operations	(58,394)	(33,614)	(1,588)	(38,630)	(10,680)

Interest income, net	2,430	4,016	5,996	1,075	1,235

Other income, net	—	—	—	3,596	—

(Loss) income before income taxes	(55,964)	(29,598)	4,408	(33,959)	(9,445)

Provision for income taxes	—	165	—	—	—

Net (loss) income	$(55,964)	$(29,763)	$4,408	$(33,959)	$(9,445)

Basic net (loss) income per common share	$(1.23)	$(0.67)	$0.10	$(0.92)	$(0.27)

Diluted net (loss) income per common share	$(1.23)	$(0.67)	$0.09	$(0.92)	$(0.27)

Basic weighted average common shares outstanding	45,404,754	44,710,754	43,243,512	36,765,975	34,803,934

Diluted weighted average common shares outstanding	45,404,754	44,710,754	46,795,361	36,765,975	34,803,934

	Year Ended December 31,

	(in thousands)

	2003	2002	2001	2000	1999

Balance Sheet Data:

Cash and cash equivalents	$151,683	$183,500	$168,942	$20,799	$33,956

Working capital	79,553	140,368	174,951	17,985	33,103

Total assets	295,783	301,197	300,494	156,112	202,935

Debt, including current portion	—	—	—	1,491	—

Stockholders’ equity	143,153	192,597	218,201	73,404	101,301

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      This report contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “intends,” and similar expressions are intended to identify forward-looking statements. The important factors discussed in Item 1 above under the caption “Certain Factors That May Affect Future Operating Results,” among others, could cause actual results to differ materially from those indicated by forward-looking statements made herein. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Executive Overview

      The following should be read in conjunction with our consolidated financial statements, including the notes thereto, which are included elsewhere in this document.

      Eclipsys is a healthcare information technology company. We develop and license our proprietary software to hospitals. Our software allows them to automate many of the key clinical, administrative and financial functions that they require. Our software is designed to improve patient care and patient satisfaction for our customers, and allow them to reduce their operating costs and enhance their revenues.

Background

      We were founded in December 1995 to commercialize an integrated clinical and financial information software system for use by hospitals. Historically, hospitals have operated in a paper environment. This environment has resulted in patient safety concerns, including avoidable medical errors, duplicative and unnecessary procedures, inefficient use of limited resources, and an inability to track, bill and collect for services rendered. Our software is designed to address these issues by turning data into information that can be easily used, accessed by or provided to the right person, at the right time, in the right place at a hospital. This enables hospital employees to redesign business processes, deliver higher quality care at lower cost, and receive expedited payment for services rendered. Our software helps to improve collaboration within a hospital across all venues of care.

      We initially grew through a series of strategic acquisitions which were completed in 1999. Our acquisitions were focused on acquiring strong customer bases and advanced software pertaining to the healthcare industry.

      Our acquisitions are summarized in the following table:

		Functional	Method of
Transaction	Date	Area	Accounting

ALLTEL Healthcare Information Services, Inc., or Alltel	1/24/97	Clinical	Purchase

SDK Medical Computer Services Corporation, or SDK	6/26/97	Financial	Purchase

Emtek Healthcare Systems, or Emtek a division of Motorola, Inc., or Motorola	1/30/98	Clinical	Purchase

HealthVISION, Inc. (acquired by Transition), or HealthVISION	12/3/98	Clinical	Purchase

Transition Systems, Inc., or Transition	12/31/98	Decision Support	Pooling

PowerCenter Systems, Inc., or PCS	2/17/99	Enterprise Resource Planning	Pooling

Intelus Corporation, or Intelus, and MedData Systems, Inc., or Med Data, wholly owned subsidiaries of Sun Gard Data Systems, Inc.	3/31/99	Medical Records	Purchase

MSI Solutions, Inc. and MSI Integrated Services, Inc., or collectively MSI	6/17/99	Integration	Pooling

      In addition to these acquisitions, in 1996 we licensed certain intellectual property on an exclusive basis from Partners HealthCare System, Inc., or Partners. This intellectual property related to clinical workflows including order management and clinical decision support. The Partners technology has been incorporated within our product offerings.

Product Development

      Since June 1999, we have primarily focused on taking the intellectual property that we acquired through acquisitions and re-expressing it on a common platform to provide integrated software to our customers. In 1999, we announced the general availability of SCM, the first version of our Sunrise suite of software. SCM provides advanced knowledge-based clinical decision-support capabilities including computerized physician order entry.

      In 2001, we announced our SunriseXA strategy. This strategy is to migrate our Sunrise suite of products to an open architecture and platform. SunriseXA’s architecture is built on Microsoft’s .NET Framework, Microsoft SQL Server and the Microsoft Windows family of operating systems. In 2002 and 2003, we announced the general availability of certain components of SunriseXA.

      In October 2003, we identified and announced certain response time issues within components of SunriseXA. Although some of our SunriseXA software components had been implemented in and were working at some customer sites, we determined that the software did not produce acceptable response times for the complex, high-volume hospital environments. To address the issue, we implemented a strategy to allow SunriseXA customers to continue their deployment of SunriseXA, while at the same time allowing us to continue our development of advanced SunriseXA components. This strategy replaces the affected SunriseXA components with certain components from our SCM product. The response time issue resulted in a product delivery delay for certain of our advanced SunriseXA functionality. The announcement of these issues also impacted the implementation schedules for a number of our customers. We believe that this delay will have a temporary effect on our sales cycle for the affected SunriseXA applications.

      In connection with the response time issue, we recorded a $1.2 million write-down of capitalized software development costs to net realizable value for certain SunriseXA components in the third quarter of 2003. The write-down was included in the costs of systems and services revenue. Also, we believe that the correction of the response time issue may be covered by our warranty to our customers, and we intend to remediate the problem. Accordingly, we established a warranty reserve of $4.4 million in the fourth quarter of 2003 related to the estimated costs associated with this issue. The charge reflects our estimate of warranty-related costs that include implementation and third-party costs for customers affected by the response time issue. Actual warranty costs could differ materially from management’s estimate. Professional services revenue and cash flows will be negatively impacted during the first half of 2004 as we deliver services and third-party costs related to this issue.

Operational Initiatives

      During 2001, management made two strategic decisions that significantly impacted our operating results. First, we substantially increased our gross research and development spending, which includes research and development expenses and capitalized software development costs. This decision was made to enable us to bring components of our SunriseXA product line to market more rapidly. Second, we invested heavily in sales and marketing to enhance market awareness surrounding the Company and its products and services. We did this to capitalize on perceived market demand for our products and services. Additionally, in 2002, we moved aggressively to change our contracting model, offering customers payment terms over time compared to our historical licensing model in which software fees were paid in advance. We took this approach to meet the needs of our customers, by matching the timing of their payments more closely to the value that we deliver to them. We believe that this new contracting model makes purchase decisions easier for our customers.

      The change in our contracting model has had a material affect on our business. Most notably, our revenues, gross margins, and cash flows have been affected by our adoption of this approach. Because customers now pay us over time for software and services, our revenue is spread over a longer time period, while a significant portion of our operating expenses remain relatively fixed. For example, in 2003, our gross margins, operating margins, and cash flow from operating activities were negatively impacted from lower upfront software payments. However, we believe that this new contracting model will provide for more predictable revenues on a year over year basis. We believe that over time, our margins will return to historical levels.

      Based upon the foregoing, we consumed cash in 2003 because cash collections under our new contracting method from new contract signings was not sufficient to offset our higher operating expenses. To fund these initiatives, we used a portion of our cash on hand. During 2004, we expect to continue with these initiatives.

      We believe that the most significant issues that we face in 2004 relate to the delivery of SunriseXA 3.5, which we expect to release in mid 2004, as well as our ability to sign new business.

Critical Accounting Policies

      We believe there are several accounting policies that are critical to understanding our historical and future performance, as these policies affect the reported amount of revenue and other significant areas involving management’s judgments and estimates. On an ongoing basis, management evaluates and adjusts its estimates and judgments, if necessary. These significant accounting policies relate to revenue recognition, allowance for doubtful accounts, software development and our warranty reserve. Please refer to Note 2 to the consolidated financial statements for further discussion of our accounting policies.

Revenue Recognition

      We generally contract under multiple element arrangements, which include software license fees, hardware and services including consulting, implementation, and software maintenance for periods of 3 to 7 years. We evaluate revenue recognition on a contract-by-contract basis as the terms of each arrangement vary. The evaluation of our contractual arrangements often requires judgments and estimates that affect the timing of revenue recognized in our statements of operations. Specifically, we may be required to make judgments about:

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

      We recognize revenues in accordance with the provisions of Statement of Position, or SOP, No. 97-2, “Software Revenue Recognition,” as amended by SOP No. 98-9, Staff Accounting Bulletin, or SAB, 101, “Revenue Recognition in Financial Statements” (which has been superseded by SAB 104) and Emerging Issues Task Force, or EITF 00-21, “Revenue Arrangements with Multiple Deliverables.” SOP 97-2 and SAB 101, as amended, require among other matters, that there be a signed contract evidencing an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is probable. For those license arrangements in which the fee is not considered fixed or determinable, the license revenue is recognized as payments become due. For arrangements where vendor specific objective evidence, or VSOE, only exists for all undelivered elements, we account for the delivered elements in accordance with the “residual method” prescribed by SOP 98-9.

      For software license arrangements that are bundled with services and maintenance where services are considered essential to the functionality of the software, we recognize revenues using the percentage-of-completion method. Under these arrangements, software license fees and implementation fees are recognized over the implementation period, which has typically ranged from 12 to 24 months. Under the percentage-of-completion method, revenues are recognized based upon the proportion of labor hours incurred in relation to the total labor hours estimated under the agreement. Determining factors for percentage-of-completion include the nature of services required and the provision for payments of software and services upon the achievement of implementation milestones. Changes in estimates of total labor hours and the related effect on the timing of revenues and profits are recognized in the period in which they are determinable. Accordingly, changes in these estimates could occur and could have a material effect on our operating results in the period of change.

      We also enter into subscription arrangements that typically include multiple software products (including the right to future products within the suites purchased), implementation and consulting services, maintenance and, where desired by the customer, outsourcing and remote hosting services. The customer is entitled to these elements throughout the term of the arrangements, which range from 7 to 10 years. Payments are due annually, quarterly or monthly over the arrangement term. For these arrangements, revenue is recognized monthly over the term of the agreement. In these arrangements, we capitalize related direct costs consisting of third party software costs and direct software implementation costs. These costs are amortized over the term of the arrangement.

      If other judgments or assumptions were used in the evaluation of our revenue arrangements, the timing and amounts of revenue recognized may have been significantly different.

Allowance for Doubtful Accounts

      In evaluating the collectibility of our accounts receivable, we assess a number of factors including a specific customer’s ability to meet its financial obligations to us, as well as general factors such as the length of time the receivables are past due and historical collection experience. Based on these assessments, we record both specific and general reserves for bad debt to reduce the related receivables to the amount we ultimately expect to collect from customers. If circumstances related to specific customers change, or economic conditions deteriorate such that our past collection experience is no longer relevant, our estimate of the recoverability of our accounts receivable could be further reduced from the levels provided for in the consolidated financial statements.

Capitalized Software Development Costs

      We capitalize software development costs in accordance with FASB Statement No. 86 “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed.” We capitalize software development costs incurred subsequent to establishing technological feasibility of the software being developed. These costs include salaries, benefits, consulting and other directly related costs incurred in connection with coding and testing software products. Capitalization ceases when the products are generally released for sale to customers, at which time amortization of the capitalized costs begins. At each balance sheet date, we perform a detailed assessment of our capitalized software development costs which includes a review of, among other factors, projected revenues, customer demand requirements, product lifecycle, changes in software and hardware technologies, and product development plans. Based on this analysis we record adjustments, when appropriate, to reflect the net realizable value of our capitalized software development costs. The estimates of expected future revenues generated by the software, the remaining economic life of the software, or both, could change, materially affecting the carrying value of capitalized software development costs, as well as our consolidated operating results in the period of change.

      On October 20, 2003, we announced response time issues with some components of SunriseXA, the newest version of our Sunrise suite of products. To address the issue, we announced a strategy to allow our SunriseXA customers to continue their deployment of SunriseXA, while enabling us to continue the development of our advanced SunriseXA components. Our strategy is to replace the affected SunriseXA components with certain components from our SCM product. As a result, in 2003 we recorded a $1.2 million write-down of capitalized software development costs for certain SunriseXA components to net realizable value. The write-down is included in the cost of systems and services revenues.

Warranty Reserve

      The agreements that we use to license our software include a limited warranty. The warranty provides that our software, in its unaltered form, will perform substantially in accordance with the related documentation. Through September 30, 2003, we did not incur any material warranty costs related to our products. Due to the response time issues that we identified in October 2003, we recorded a warranty reserve of $4.4 million at December 31, 2003. Warranty costs are charged to costs of systems and services revenues when they are probable and reasonably estimable. In determining this warranty reserve, we used significant judgments and estimates for the additional professional service hours and third party costs that will be necessary to remedy this issue on a customer-by-customer basis. The timing and amount of our warranty reserve could have been different if we had used other judgments or assumptions in our evaluation.

Results of Operations

Revenues

      We derive revenues from licensing our software and the delivery of services including software and hardware maintenance; professional services (including implementation, integration, training and consulting); remote hosting; outsourcing; network services; and the sale of computer hardware. Our products and services are generally sold to customers under contracts that range in duration from 3 to 7 years, and 10 years for some outsourcing contracts.

Costs of Revenues

      The principal costs of systems and services revenues are salaries, benefits and related overhead costs for implementation, remote hosting and outsourcing personnel. Other significant costs are the amortization of capitalized software development costs, acquired technology and a network services intangible asset. Capitalized software development costs are amortized generally over three years on a straight-line basis commencing upon general release of the related product, or are based on the ratio that current revenues bear to total anticipated revenues for the applicable product. Acquired technology is amortized over three to five years based upon the estimated economic life of the underlying asset, and the remaining balance became fully amortized in March 2003. Cost of revenues related to hardware sales includes only our cost to acquire the hardware from the manufacturer.

      During the third quarter of 2003, we recorded a write-down of capitalized software costs to net realizable value of certain components of our SunriseXA software in the amount of $1.2 million. This related to the SunriseXA response time issue discussed above. Additionally, we recorded a warranty reserve of $4.4 million during the fourth quarter of 2003 related to anticipated costs of our SunriseXA response time issue. This warranty reserve reflects an estimate of implementation and third party costs for certain customers. The write-down and warranty reserve are included in the costs of systems and services revenues.

Sales and Marketing

      Sales and marketing expenses consist primarily of salaries, benefits, commissions, and related overhead costs. Other costs include expenditures for marketing programs and events, public relations, trade shows, advertising, and related communications.

Research and Development

      Research and development expenses consist primarily of salaries, benefits and related overhead, as well as consultants for the design, development and testing of new products. We capitalize certain software development costs subsequent to attaining technological feasibility. These costs are amortized as an element of the costs of systems and services revenues.

General and Administrative

      General and administrative expenses consist primarily of salaries, benefits and related overhead costs for administration, executive, finance, legal, human resources, purchasing and internal systems personnel, as well as accounting and legal fees and expenses.

Depreciation and Amortization

      We depreciate the costs of our tangible capital assets on a straight-line basis over the estimated economic lives of the assets, which generally range from 3 to 7 years, and may reach 10 years for outsourcing contracts. Acquisition-related intangible assets, which primarily consisted of the value of ongoing customer relationships and goodwill, have been amortized based upon their estimated economic lives at the time of the acquisition, and vary among acquisitions. Our acquired customer relationships became fully amortized in January of 2002. In accordance with Statement of Financial Accounting Standards, or SFAS, No. 142, our amortization of goodwill ceased as of January 1, 2002, leaving a recorded balance of $454,000 for goodwill as of December 31, 2001. On at least an annual basis, we conduct an impairment review of our remaining goodwill balance. As of December 31, 2003, there was no impairment of the remaining goodwill balance.

Taxes

      As of December 31, 2003, we had net operating loss carryforwards for federal income tax purposes of $226.5 million. The carryforwards expire in varying amounts through 2023 and are subject to certain restrictions. We did not record a benefit for the resulting net deferred tax asset at December 31, 2001, 2002 or 2003, because we believed it was more likely than not that we would not realize our net deferred tax asset. Accordingly, we have recorded a valuation allowance against our total net deferred tax asset.

Statement of Operations
(in thousands, except per share data)

		2003		2002
		% of Total		% of Total
	2003	Revenue	2002	Revenue	Change $	Change %

Revenues:

Systems and services	$233,971	91.9%	$203,218	93.2%	$30,753	15.1%

Hardware	20,708	8.1	14,850	6.8	5,858	39.4

Total revenues	254,679	100.0	218,068	100.0	36,611

Costs and expenses:

Costs of systems and services revenues	143,761	56.4	119,044	54.6	24,717	20.8

Costs of hardware revenues	17,252	6.8	12,270	5.6	4,982	40.6

Sales and marketing	69,734	27.4	53,175	24.4	16,559	31.1

Research and development	58,306	22.9	46,228	21.2	12,078	26.1

General and administrative	13,528	5.3	12,434	5.7	1,094	8.8

Depreciation and amortization	10,492	4.1	8,531	3.9	1,961	23.0

Total costs and expenses	$313,073	122.9%	$251,682	115.4%	$61,391

Loss from operations	(58,394)	(22.9)	(33,614)	(15.4)	(24,780)

Interest income, net	2,430	1.0%	4,016	1.8%	(1,586)	(39.5)%

Loss before income taxes	(55,964)		(29,598)		(26,366)

Provision for income taxes	—		165		(165)

Net loss	$(55,964)		$(29,763)		$(26,201)

Basic net loss per share	$(1.23)		$(0.67)		$(0.56)

Diluted net loss per share	$(1.23)		$(0.67)		$(0.56)

Year Ended December 31, 2003 compared to Year Ended December 31, 2002

      Total revenues for the year ended December 31, 2003 increased $36.6 million, or 16.8%, to $254.7 million, from $218.1 million for 2002. Systems and services revenues increased $30.8 million, or 15.1%, to $234.0 million, for the year ended December 31, 2003, from $203.2 million for 2002. The increase in systems and services revenues in 2003 was primarily a result of increases in revenue generated from arrangements, which generally provide for revenue recognition on a monthly basis. These revenues include license fees, remote hosting services, software and hardware maintenance fees, and outsourcing services. The overall increase in revenues is a result of higher volumes of new contracts. The new contracts consisted of a significantly higher proportion of contracts executed for which revenues are recognized on a monthly basis. We expect these contracts will continue to represent a significant, and potentially growing, proportion of our new contracts. However, because these contracts are characterized by payments being spread over a longer period of time compared to traditional licensing arrangements, we expect cash flows will continue to be negatively impacted in the near future. Additionally, professional services and third party revenues increased as a result of a higher volume of new contracts.

      Hardware revenues increased approximately $5.9 million, or 39.4%, to $20.7 million, for the year ended December 31, 2003, from $14.9 million for 2002. The increase in hardware revenues in 2003 was primarily due to increased shipments during the third, and fourth quarters of 2003 for business contracted during the second, third, and fourth quarters. We expect hardware revenue to continue to fluctuate in future periods.

      Cost of systems and services revenues increased approximately $24.7 million, or 20.8%, to $143.8 million, for the year ended December 31, 2003, compared to $119.0 million for 2002. Gross margins on systems and services revenues were 38.6% for the year ended December 31, 2003 compared to 41.4% for 2002. The increase in cost of systems and services revenues was related to several factors, including:

•	the warranty reserve for anticipated costs, and the write-down of capitalized software development costs to net realizable value, both related to SunriseXA response time issue;

•	higher amortization of capitalized software development costs related to the release of SunriseXA;

•	higher third-party costs including royalties and consulting;

•	higher costs associated with providing our outsourcing, remote hosting and networking services; and

•	increased payroll and related costs associated with providing our implementation and integration services related to higher volumes of new contracts.

      These increases were partially offset by lower amortization of acquired technology, and due to some assets becoming fully amortized during 2002 and the first quarter of 2003.

      Cost of hardware revenues increased $5.0 million, or 40.6%, to $17.3 million, for the year ended December 31, 2003, compared to $12.3 million for 2002. The increase in cost of hardware revenues for 2003 was primarily attributable to the increase in hardware revenues discussed above. Gross margin on hardware revenues was relatively consistent at 16.7% in 2003 and 17.4% in 2002.

      Sales and marketing expenses increased $16.6 million, or 31.1%, to $69.7 million, for the year ended December 31, 2003, from $53.2 million for 2002. The increase in sales and marketing expenses was related to increased payroll and related costs due to our initiative to significantly expand the size of our sales and marketing organization, including approximately $2.8 million higher commissions resulting from increased sales volume. We expect that sales and marketing will continue at these higher expense levels in the future.

      Research and development expenses increased $12.1 million, or 26.1% to $58.3 million, for the year ended December 31, 2003, compared to $46.2 million for 2002. Gross spending on research and development, consisting of research and development expenses and capitalized software development costs, increased approximately $21.1 million primarily due to our initiative to accelerate the migration of our products onto the Microsoft .NET platform. In 2003, under this initiative, we increased the number of employees in our research and development organization, and increased the use of outside consultants. The percentage of research and development expenditures capitalized for the year ended December 31, 2003 was 23.8%, or $18.2 million, compared to 16.0%, or $8.8 million, for 2002. The percentage of research and development costs capitalized increased as a result of the incremental expenses incurred during the second, third and fourth quarters of 2003 for coding and testing of two releases of SunriseXA products that were technologically feasible, one of which was generally released during the third quarter. As discussed above, amortization of capitalized software development costs, which is included in cost of systems and services revenues, increased by approximately $1.9 million, to $8.2 million for the year ended December 31, 2003, compared to $6.3 million for 2002.

      General and administrative expenses increased approximately $1.1 million, or 8.8% to $13.5 million, for the year ended December 31, 2003, compared to $12.4 million for 2002. The increase in general and administrative expenses was primarily due to higher insurance premiums and legal costs.

      Depreciation and amortization increased $2.0 million, or 23.0%, to $10.5 million, for the year ended December 31, 2003, from $8.5 million for 2002. The increase was primarily the result of investments in computer hardware and software to expand our research and development infrastructure and to increase capacity at our Technology Solutions Center to address the higher volume of remote hosting services. As a result of continuing investments, we expect depreciation and amortization to continue to increase in the future.

      Interest income decreased $1.6 million to $2.4 million for the year ended December 31, 2003, from $4.0 million for 2002. This decrease in interest income was primarily due to a decline in yields, related to changes in general economic conditions. A decline in the average combined balance in cash and cash equivalents and marketable securities during the third and fourth quarters of 2003 also contributed to the decrease in interest income.

      As a result of these factors, we had a net loss of $56.0 million for the year ended December 31, 2003, compared to a net loss of $29.8 million for the year ended December 31, 2002.

Statement of Operations

(in thousands, except per share data)

		2002		2001
		% of Total		% of Total
	2002	Revenue	2001	Revenue	Change $	Change %

Revenues:

Systems and services	$203,218	93.2%	$223,171	93.1%	$(19,953)	(8.9)%

Hardware	14,850	6.8	16,505	6.9	(1,655)	(10.0)

Total revenues	218,068	100.0	239,676	100.0	(21,608)

Costs and expenses:

Costs of systems and services revenues	119,044	54.6	124,255	51.8	(5,211)	4.2

Costs of hardware revenues	12,270	5.6	13,571	5.7	(1,301)	9.6

Sales and marketing	53,175	24.4	42,698	17.8	10,477	(24.5)

Research and development	46,228	21.2	37,034	15.5	9,194	(24.8)

General and administrative	12,434	5.7	10,278	4.3	2,156	(21.0)

Depreciation and amortization	8,531	3.9	13,900	5.8	(5,369)	38.6

Pooling and transaction costs	—	—	(472)	(0.2)	472	100.0

Total costs and expenses	$251,682	115.4%	$241,264	100.7%	$10,418

Loss from operations	(33,614)	(15.4)	(1,588)	(0.7)	(32,026)

Interest income, net	4,016	1.8%	5,996	2.5%	(1,980)	(32.5)%

(Loss) income before income taxes	(29,598)		4,408		(34,006)

Provision for income taxes	165		0		—

Net (loss) income	$(29,763)		$4,408		$(34,171)

Basic net (loss) income per share	$(0.67)		$0.10		$(0.77)

Diluted net (loss) income per share	$(0.67)		$0.09		$(0.76)

Year Ended December 31, 2002 compared to Year Ended December 31, 2001

      Total revenues for the year ended December 31, 2002 decreased $21.6 million, or 9.0%, to $218.1 million, from $239.7 million for 2001. Systems and services revenues decreased $20.0 million, or 8.9%, to $203.2 million for the year ended December 31, 2002, from $223.2 million for 2001. The decrease in systems and services revenues in 2002 was primarily a result of minimal software license fees in the third and fourth quarters of 2002. The decrease in license fees was the result of a shortfall in new sales bookings during the third quarter of 2001 and the second quarter of 2002, which negatively impacted revenues during the last three quarters of 2002. Additionally, the decrease was related to a change in contracting mix in the last two quarters of 2002, in which we began to predominantly contract under arrangements that provide for revenue to be recognized on a monthly basis as compared to our historical contracting methods. Since the third quarter of 2002, the majority of our contracts have been executed under these types of arrangements. As we continue to contract under these arrangements, we expect our operating results to reflect lower revenues and cash flows in the short-term. In addition, we believe that some of our customers and prospects delayed their decisions to purchase our products in anticipation of the initial SunriseXA releases in 2002.

      Furthermore, in the fourth quarter of 2001, we began an initiative to expand our sales and marketing functions. Under this initiative, our sales and marketing team grew from approximately 190 persons at December 31, 2001, to more than 260 persons at December 31, 2002, including the addition of a new executive vice president responsible for all sales activities and other key management positions. This program was implemented to increase the market presence of our sales organization and to enhance the market awareness of our company, its products and services. During this expansion, our sales and marketing organization experienced considerable change and administrative disruption, which negatively impacted the closing of new contracts during the second quarter of 2002.

      Hardware revenues decreased approximately $1.7 million, or 10.0%, to $14.9 million, for the year ended December 31, 2002, from $16.5 million for 2001. The decrease in hardware revenues in 2002 was primarily due to decreased shipments under contracts entered into in 2001 and 2002. The lower shipments were primarily attributable to a higher percentage of new contracts being remotely hosted as well as the shortfall in bookings during the second quarter of 2002.

      Cost of systems and services revenues decreased approximately $5.2 million, or 4.2%, to $119.0 million, for the year ended December 31, 2002, compared to $124.3 million for 2001. These costs decreased primarily due to lower amortization of acquisition related acquired technology and network services assets, which amounted to $16.6 million for 2001, compared to $2.9 million for 2002, as a result of certain assets becoming fully amortized. These reductions were partially offset by various other factors including:

•	higher software royalties;

•	higher payroll related costs, in particular medical insurance;

•	higher amortization of capitalized software development costs as a result of certain new products, such as new releases of our Sunrise suite, including SunriseXA, becoming available for general release; and

•	incremental costs of $1.6 million related to additional obligations arising from contracts assumed in prior acquisitions.

      Cost of hardware revenues decreased $1.3 million, or 9.6%, to $12.3 million, for the year ended December 31, 2002, compared to $13.6 million for 2001. The decrease in cost of hardware revenues for 2002 was directly attributable to the decreased shipments of hardware related the items discussed above. Gross margins on hardware revenues was relatively consistent at 17.4% in 2002 and 17.8% in 2001.

      Sales and marketing expenses increased $10.5 million, or 24.5%, to $53.2 million for the year ended December 31, 2002, from $42.7 million for 2001. The increase in sales and marketing expenses was primarily due to the program we initiated, during the fourth quarter of 2001, to significantly expand the size of our sales and marketing organization. This program continued in 2003. Additionally, there was an increase in expenditures for marketing events held in 2002, as compared to 2001.

      Research and development expenses increased $9.2 million, or 24.8% to $46.2 million for the year ended December 31, 2002, compared to $37.0 million for 2001. The increase in research and development expenses was due primarily to an initiative we implemented in the fourth quarter of 2001. This initiative was designed to accelerate the migration onto the Microsoft .NET platform of our SunriseXA products. This initiative is expected to result in continued heightened research and development expenses. The percentage of gross research and development expenditures capitalized for the year ended December 31, 2002 was 16.0%, or $8.8 million, compared to 15.7%, or $6.9 million, for 2001. As discussed above, amortization of capitalized software development costs, which is included as a component of cost of systems and services revenues, increased by approximately $1.8 million, to $6.3 million for the year ended December 31, 2002, compared to $4.5 million for 2001.

      General and administrative expenses increased approximately $2.2 million, or 21.0% to $12.4 million, for the year ended December 31, 2002, compared to $10.3 million for the year ended 2001. The increase in general and administrative expenses was the result of higher legal expenses, primarily related to our shareholder litigation, and higher insurance costs.

      Depreciation and amortization decreased $5.4 million, or 38.6%, to $8.5 million, for the year ended December 31, 2002, from $13.9 million for 2001. The decrease was primarily the result of lower acquisition-related amortization, which amounted to $0.2 million in 2002, compared to $6.7 million in 2001. This decline related to the completion of amortization of certain intangibles, which became fully amortized during the fourth quarter of 2001, as well as the adoption of SFAS 142, which eliminated the amortization of goodwill. The decrease in amortization was partially offset by higher depreciation of fixed assets purchased during 2001 and 2002.

      Pooling and transaction costs in 2001 for integration pertaining to one of our acquisitions was approximately $0.5 million less than previously estimated.

      Interest income decreased $2.0 million to $4.0 million for the year ended December 31, 2002, from $6.0 million for 2001. This decrease was a result of significantly lower interest earned on our cash and cash equivalents in 2002, compared to 2001, due to lower interest rates. The effect of lower interest rates was only partially offset by higher average balances of cash and cash equivalents throughout 2002, compared to 2001. Cash and cash equivalents increased during 2002 primarily from cash generated from operating activities.

      As a result of these factors, we had a net loss of $29.8 million for the year ended December 31, 2002, compared to a net income of $4.4 million for the year ended December 31, 2001.

Liquidity and Capital Resources

      During 2003, operating activities used $3.4 million of cash, primarily as a result of heightened research and development activities, costs related to the expansion of our sales and marketing forces and the impact of our new contract arrangements. Investing activities used $34.7 million of cash, consisting of $18.2 million of capitalized software development costs and $16.0 million for the procurement of property and equipment. The property and equipment was primarily related to activities at our Technology Solutions Center for the expansion of our remote hosting function and activities in our research and development area.

      As of December 31, 2003, our principal source of liquidity was our cash and cash equivalents balance of $151.7 million. It is likely that we will continue to have negative cash flows in the near future as we continue our development efforts in connection with our SunriseXA initiative. Additionally, our new contracting method will result in lower cash flows during the early stages of a customer contract. We expect this will continue to impact our short term cash position. Furthermore, we expect that capital expenditures will continue at levels similar to or greater than 2003 as we continue to invest in our Technology Solutions Center.

      Our future liquidity requirements will depend on a number of factors, including the timing and level of our new sales volumes, the cost of our development efforts related to SunriseXA, the success and market acceptance of our future product releases, and other related items. As of December 31, 2003, we did not have any material commitments for capital expenditures. We believe that our current cash and marketable securities balances, combined with anticipated cash collections from our customers will be adequate to meet our liquidity requirements through 2004.

Contracts and Commitments

      The following table provides information related to our contractual cash obligations under various financial and commercial agreements as of December 31, 2003 (in thousands):

	Payments Due by Period

					More
		Less than			than 5
	Total	1 year	1 – 3 years	3 – 5 years	years
Contractual Obligations
Operating Leases	$36,694	$10,632	$14,010	$6,658	$5,394

Unconditional Purchase Obligations	17,528	7,840	9,688	—	—

Total Contractual Cash Obligation	$54,222	$18,472	$23,698	$6,658	$5,394

      The unconditional purchase obligations consist of minimum purchase commitments for telecommunication services, computer equipment, maintenance, consulting, airplane charters and other commitments. The contract for airplane charters is discussed in further detail in Note 9 to the consolidated financial statements, “Related Party Transactions” included herein.

New Accounting Pronouncements

      In January 2003, the FASB issued FASB Interpretation 46, “Consolidation of Variable Interest Entities.” This interpretation of Accounting Research Bulletin 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities that possess certain characteristics. The interpretation requires that if a business enterprise has a controlling financial interest in a variable interest entity, or VIE, the assets, liabilities and results of operations of the VIE must be included in the consolidated financial statements with those of the business enterprise. This interpretation applies immediately to each VIE created after January 31, 2003 and to each VIE in which an enterprise obtains an interest after that date. In December 2003, the FASB published a revision to FIN 46 or FIN 46R, to clarify some of the provisions of FIN 46 and exempt certain entities from its requirements. Under FIN 46R, a legal entity is considered a VIE with some exceptions if specific criteria are met including whether it has sufficient equity at risk to finance its own activities without relying on financial support from other parties. Additional criteria must be applied to determine if this condition is met or if the equity holders, as a group, lack any one of the three stipulated characteristics of a controlling financial interest. If the legal entity is a VIE, then the reporting entity determined to be the primary beneficiary of the VIE must consolidate it. Even if the reporting entity is not required to consolidate a VIE, then certain disclosures must be made about the VIE if the reporting entity has a significant variable interest. The effective date of the interpretation was modified under FIN 46R. A reporting entity is required to apply the provisions of FIN 46R to each VIE that previously was subject to certain previously issued special purpose entity, or SPE, accounting pronouncements for all reporting periods after December 14, 2003. For each VIE, a reporting entity is required to adopt the provisions of FIN 46R for all reporting periods after March 15, 2004. We believe FIN 46R will not impact our financial position or results of operations.

      In December 2003, the Staff of the Securities and Exchange Commission issued SAB 104, Revenue Recognition, which supersedes SAB 101, Revenue Recognition in Financial Statements. The primary purpose of SAB 104 is to rescind accounting guidance contained in SAB 101 related to multiple element arrangements, superseded as a result of the issuance of EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables (EITF 00-21). The guidance contained in SAB 104 reflects the issuance of EITF 00-21, but the revenue recognition principles remain largely unchanged. As we have already incorporated EITF 00-21 and SAB 101, into our revenue recognition policies, the adoption of SAB 104 did not have a significant impact on our financial statements.

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

      We do not currently enter into foreign currency hedge transactions. Through December 31, 2003, foreign currency fluctuations have not had a material impact on our financial position or results of operations.

Item 8.     Financial Statements and Supplementary Data

Index to Consolidated Financial Statements:

Financial Statements:

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors

and the Stockholders of Eclipsys Corporation:

      In our opinion, the consolidated financial statements listed in the accompanying index under Item 8 present fairly, in all material respects, the financial position of Eclipsys Corporation and its subsidiaries (the “Company”) at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index under Item 8 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in Note 2, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” as of January 1, 2002.

PricewaterhouseCoopers LLP

Atlanta, Georgia

March 5, 2004

ECLIPSYS CORPORATION

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,

	2003	2002

Assets

Current assets:

Cash and cash equivalents	$151,683	$183,500

Accounts receivable, net of allowance for doubtful accounts of $4,807 and $3,412 at December 31, 2003 and 2002, respectively	54,903	46,822

Inventory	530	656

Prepaid expenses	13,989	15,393

Other current assets	1,004	1,528

Total current assets	222,109	247,899

Property and equipment, net	32,304	26,800

Capitalized software development costs, net	25,260	16,375

Acquired technology, net	—	267

Goodwill, net	454	454

Other assets	15,656	9,402

Total assets	$295,783	$301,197

Liabilities and Stockholders’ Equity

Current liabilities:

Deferred revenue	$91,782	$79,235

Accounts payable	18,415	3,364

Accrued compensation costs	17,189	14,442

Other current liabilities	15,169	10,490

Total current liabilities	142,555	107,531

Deferred revenue	9,390	843

Other long-term liabilities	684	226

Commitments and contingencies (See Note 7)

Stockholders’ Equity:

Common stock, $0.01 par value, 200,000,000 shares authorized; issued and outstanding, 45,976,655 and 45,088,872	460	451

Additional paid-in capital	411,634	405,380

Unearned stock compensation	(795)	(1,021)

Accumulated deficit	(267,778)	(211,814)

Accumulated other comprehensive income	(367)	(399)

Total stockholders’ equity	143,154	192,597

Total liabilities and stockholders’ equity	$295,783	$301,197

The accompanying notes are an integral part of these consolidated financial statements.

ECLIPSYS CORPORATION

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Year Ended December 31,

	2003	2002	2001

Revenues:

Systems and services	$233,971	$203,218	$223,171

Hardware	20,708	14,850	16,505

Total revenues	254,679	218,068	239,676

Costs and expenses:

Costs of systems and services revenues	143,761	119,044	124,255

Costs of hardware revenues	17,252	12,270	13,571

Sales and marketing	69,734	53,175	42,698

Research and development	58,306	46,228	37,034

General and administrative	13,528	12,434	10,278

Depreciation and amortization	10,492	8,531	13,900

Pooling and transaction costs	—	—	(472)

Total costs and expenses	313,073	251,682	241,264

Loss from operations	(58,394)	(33,614)	(1,588)

Interest income, net	2,430	4,016	5,996

(Loss) income before income taxes	(55,964)	(29,598)	4,408

Provision for income taxes	—	165	—

Net (loss) income	$(55,964)	$(29,763)	$4,408

Net (loss) income per share:

Basic net (loss) income per common share	$(1.23)	$(0.67)	$0.10

Diluted net (loss) income per common share	$(1.23)	$(0.67)	$0.09

Basic weighted average common shares outstanding	45,404,754	44,710,754	43,243,512

Diluted weighted average common shares outstanding	45,404,754	44,710,754	46,795,361

The accompanying notes are an integral part of these consolidated financial statements.

ECLIPSYS CORPORATION

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,

	2003	2002	2001

Operating activities:

Net (loss) income	$(55,964)	$(29,763)	$4,408

Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:

Depreciation and amortization	21,902	19,576	36,472

Write-off of capitalized software	1,200	—	—

Provision for bad debts	2,625	2,205	4,305

Loss on sale of marketable securities	424	—	—

Stock compensation expense	226	134	144

Changes in operating assets and liabilities:

Accounts receivable	(10,706)	16,443	(6,487)

Inventory	126	11	202

Other current assets	1,928	1,503	(11,570)

Other assets	(9,232)	(4,203)	(684)

Deferred revenue	21,094	21,233	7,617

Other current liabilities	22,477	5,547	(5,613)

Other long-term liabilities	458	(473)	(928)

Total adjustments	52,522	61,976	23,458

Net cash (used in) provided by operating activities	(3,442)	32,213	27,866

Investing activities:

Purchases of property and equipment	(15,997)	(12,857)	(11,601)

Purchase of marketable securities	(73,785)	—	—

Proceeds from sale of marketable securities	73,361	—	—

Capitalized software development costs	(18,249)	(8,823)	(6,876)

Net cash used in investing activities	(34,670)	(21,680)	(18,477)

Financing activities:

Payments on borrowings	—	—	(1,491)

Sale of common stock	—	—	123,231

Exercises of stock options	3,554	1,470	14,683

Employee stock purchase plan	2,709	2,552	2,498

Net cash provided by financing activities	6,263	4,022	138,921

Effect of exchange rates on cash and cash equivalents	32	3	(167)

Net (decrease) increase in cash and cash equivalents	(31,817)	14,558	148,143

Cash and cash equivalents — beginning of year	183,500	168,942	20,799

Cash and cash equivalents — end of year	$151,683	$183,500	$168,942

Cash paid for interest	$—	$—	$51

Cash paid for income taxes	$155	$110	$69

The accompanying notes are an integral part of these consolidated financial statements.

ECLIPSYS CORPORATION

Consolidated Statement of Changes in Stockholders’ Equity

(in thousands)

	Voting and
	Non-Voting						Accumulated
	Common Stock		Additional	Unearned		Comprehensive	Other
			Paid-in	Stock	Accumulated	Income	Comprehensive
	Shares	Amount	Capital	Compensation	Deficit	(Loss)	Income (Loss)	Total

Balance at December 31, 2000	37,136,121	$371	$259,903	$(176)	$(186,459)		$(235)	$73,404

Exercise of stock options	1,317,632	15	14,668					14,683

Employee stock purchase plan	178,660		2,498					2,498

Public offering	5,750,000	58	123,173					123,231

Compensation expense recognized				144				144

Comprehensive income:

Net income					4,408	$4,408		4,408

Foreign currency translation adjustment						(167)	(167)	(167)

Other comprehensive income						(167)

Comprehensive income						$4,241

Balance at December 31, 2001	44,382,413	$444	$400,242	$(32)	$(182,051)		$(402)	$218,201

Exercise of stock options	190,917	2	1,468					1,470

Employee stock purchase plan	365,542	4	2,548					2,552

Issuance of restricted stock	150,000	1	1,122	(1,123)				—

Compensation expense recognized				134				134

Comprehensive income:

Net loss					(29,763)	(29,763)		(29,763)

Foreign currency translation adjustment						3	3	3

Other comprehensive income						3

Comprehensive loss						$(29,760)

Balance at December 31, 2002	45,088,872	$451	$405,380	$(1,021)	$(211,814)		$(399)	$192,597

Exercise of stock options	430,132	4	3,550					3,554

Employee stock purchase plan	457,651	5	2,704					2,709

Compensation expense recognized				226				226

Comprehensive income:

Net loss					(55,964)	(55,964)		(55,964)

Foreign currency translation adjustment						32	32	32

Other comprehensive income						32

Comprehensive loss						$(55,932)

Balance at December 31, 2003	45,976,655	$460	$411,634	$(795)	$(267,778)		$(367)	$143,154

The accompanying notes are an integral part of these consolidated financial statements.

ECLIPSYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Organization and Description of Business

      Eclipsys is a healthcare information technology company. We develop and license our proprietary software to hospitals. Our software allows them to automate many of the key clinical, administrative and financial functions that they require. Among other things, our software enables physicians and nurses to check on a patient’s condition; order patient tests; review test results; monitor a patient’s medications; and provide alerts to changes in a patient’s condition. Our software also enables hospitals to admit patients; maintain patient records; create invoices for billing patients or insurance companies; control inventories; effect cost accounting; schedule doctor’s visits; determine the profitability of physicians and physician groups; understand the profitability of specific medical procedures; and perform numerous other functions.

2.     Summary of Significant Accounting Policies

Principles of Consolidation

      The financial statements include the accounts of Eclipsys and its wholly owned subsidiaries. All intercompany transactions have been eliminated in consolidation. Eclipsys manages its business as one reportable segment.

Use of Estimates

      The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosures of contingent assets and liabilities. The estimates and assumptions used in the accompanying consolidated financial statements are based upon management’s evaluation of the relevant facts and circumstances as of the date of the financial statements. Actual results could differ from those estimates. The most significant estimates relate to the allowance for doubtful accounts, revenues recognized, the amounts recorded for capitalized software development costs, the warranty reserve and the valuation allowance for deferred tax assets.

Reclassifications

      Certain prior period amounts have been reclassified to conform to the 2003 presentation.

Cash and Cash Equivalents

      For purposes of the consolidated statement of cash flows, Eclipsys considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash equivalents are stated at cost plus accrued interest, which approximates market value.

Revenue Recognition

      Revenues are derived from licensing of computer software; software and hardware maintenance; professional services (including implementation, integration, training and consulting); remote hosting; outsourcing; network services; and the sale of computer hardware.

Systems and Services Revenue

Multiple Element Arrangements

      Eclipsys generally contracts under multiple element arrangements, which include software license fees, hardware and services including consulting, implementation and software maintenance for periods of 3 to 7 years. Eclipsys recognizes revenue in accordance with the provisions of Statement of Position, or SOP, No. 97-2, “Software Revenue Recognition,” as amended by SOP No. 98-9, Staff Accounting Bulletin, or

ECLIPSYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.     Summary of Significant Accounting Policies — (Continued)

SAB, 101, “Revenue Recognition in Financial Statements” (which has been superseded by SAB 104) and Emerging Issues Task Force, or EITF 00-21, “Revenue Arrangements with Multiple Deliverables.” SOP 97-2 and SAB 101, as amended, require among other matters, that there be a signed contract evidencing an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is probable. For those license arrangements in which the fee is not considered fixed or determinable, the license revenue is recognized as payments become due.

      For arrangements where vendor specific objective evidence (“VSOE”) only exists for all undelivered elements, Eclipsys accounts for the delivered elements in accordance with the “residual method” prescribed by the AICPA Statement of Position (“SOP, 98-9”) “Modification of SOP 97-2, Software Revenue Recognition, With Respect of Certain Transactions.”

      For software license arrangements that are bundled with services, and maintenance where services are considered essential to the functionality of the software, we recognize revenues using the percentage-of-completion method. Under these arrangements, software license fees and implementation fees are recognized over the implementation period, which has typically ranged from 12 to 24 months.

      Eclipsys also enters into subscription arrangements that typically include multiple software products or services (including the right to future products within the suites purchased), implementation, consulting and maintenance services, along with outsourcing and remote hosting services, if requested by the customer. The customer is entitled to these elements throughout the term of the arrangements, which range from 3 to 7 years and up to 10 years in certain outsourcing agreements. Payments are due annually, quarterly or monthly over the arrangement term. For these arrangements, revenue is recognized monthly over the term of the agreement. In these arrangements, Eclipsys capitalizes related direct costs consisting of third party software costs and direct software implementation costs. These costs are amortized over the term of the arrangement.

      The license agreements for Eclipsys’ software products include a limited warranty. The warranty provides that the product, in its unaltered form, will perform substantially in accordance with the related documentation. Through September 30, 2003, Eclipsys had not incurred any material warranty costs related to its products. As a result of the response time issues identified during the fourth quarter of 2003, Eclipsys recorded a warranty reserve of $4.4 million at December 31, 2003. Warranty costs are charged to costs of systems and services revenues when they are probable and reasonably estimable. A summary of the activity in Eclipsys’ warranty reserve was as follows:

Year ended
December 31, 2003

Balance at beginning of period	$—

Provision for warranties issued during the period	4,400

Balance at the end of period	$4,400

Services

      Remote hosting and outsourcing services are marketed under long-term arrangements generally over periods from 5 to 10 years. Revenues from these arrangements are recognized as the services are performed.

ECLIPSYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.     Summary of Significant Accounting Policies — (Continued)

      Software maintenance fees are marketed under annual and multi-year agreements and are recognized as revenue ratably over the contracted maintenance term. Eclipsys’ software maintenance arrangements include when and if available upgrades and do not contain specific upgrade rights.

      Implementation revenues and other services, including training and consulting, are recognized as services are performed for time and material arrangements and using the percentage of completion method based on labor input measures for fixed fee arrangements.

Hardware Sales and Maintenance Revenue

      Hardware sales are generally recognized upon delivery of the equipment to the customer. Hardware maintenance revenues are billed and recognized monthly over the contracted maintenance term.

Unbilled Accounts Receivable and Deferred Revenue

      The timing of revenue recognition and contractual billing terms under certain multiple element arrangements may not precisely coincide, resulting in the recording of unbilled accounts receivable or deferred revenue. Customer payments are due under these arrangements in varying amounts upon the achievement of certain contractual milestones throughout the implementation periods, which generally range from 12 to 24 months. The current portion of unbilled accounts receivable is included in accounts receivable.

      In addition, Eclipsys maintains certain long-term contracts used to finance a portion of certain customer hardware and software fees owed. These arrangements generally provide for payment terms that range from 3 to 5 years and carry interest rates that range from 7% to 10%. Such amounts are recorded as non-current unbilled accounts receivable. The non-current portion of amounts due related to these arrangements was $1.0 million and $1.5 million as of December 31, 2003 and 2002, respectively, and is included in other assets in the accompanying financial statements. The current portion of amounts due related to these arrangements is included in accounts receivable in the accompanying financial statements. Accounts receivable was composed of the following as of December 31, (in thousands):

	2003	2002

Accounts Receivable:

Billed accounts receivable, net	$49,150	$42,280

Total unbilled accounts receivable, net	5,753	4,542

Total accounts receivable, net	$54,903	$46,822

Inventory

      Inventory consists of computer equipment, parts and peripherals and is stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

Capitalized Software Development Costs

      Eclipsys capitalizes a portion of its computer software development costs incurred subsequent to establishing technological feasibility. These costs include salaries, benefits, consulting and other directly related costs incurred in connection with programming and testing software products. Capitalization ceases when the products are generally released for sale to customers. Management monitors the net realizable value of development costs to ensure that the investment will be recovered through future revenues. Capitalized software development costs were approximately $18.2 million, $8.8 million and $6.9 million for the years ended December 31, 2003, 2002 and 2001, respectively. These costs are amortized over the greater of the ratio

ECLIPSYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.     Summary of Significant Accounting Policies — (Continued)

that current revenues are to total and anticipated future revenues for the applicable product or the straight-line method over three years. Amortization of capitalized software development costs, which is included in costs of systems and services revenues, was approximately $8.2 million, $6.3 million and $4.5 million for the years ended December 31, 2003, 2002 and 2001, respectively. Accumulated amortization of capitalized software development costs was $28.6 million and $20.4 million as of December 31, 2003 and 2002, respectively.

Write-down of Capitalized Software Development Costs

      On October 20, 2003, Eclipsys announced that it had identified a response time issue with some components of SunriseXA, the newest version of Eclipsys’ Sunrise suite of software. To address the issue, Eclipsys developed a strategy designed to allow SunriseXA customers to continue their deployment of SunriseXA, and to enable Eclipsys to continue its development of planned advanced SunriseXA components. The strategy is to replace the affected SunriseXA components with certain components of the SCM product. In connection with the strategy, Eclipsys recorded a $1.2 million write-down of capitalized software development costs for certain SunriseXA components to net realizable value. The write-down is included in the cost of systems and services revenues.

Acquired Technology and Intangible Assets

      Acquired technology and intangible assets are amortized on a straight-line basis over their estimated useful lives. The carrying values of acquired technology and intangible assets are reviewed if the facts and circumstances suggest that they may be impaired and goodwill is reviewed at least annually. This review indicates whether assets will be recoverable based on future expected cash flows. The gross and net amounts for acquired technology, goodwill, and intangible assets consisted of the following as of December 31, (in thousands):

	2003	2002

Amounts subject to amortization:

Acquired technology	$95,795	$95,795	3 - 7 years

Ongoing customer relationships	10,690	10,690	5 years

Network services	5,764	5,764	3 years

Gross Intagibles	112,249	112,249

Accumulated Amortization	(112,249)	(111,982)

Net Acquired Technology	—	267

Amounts not subject to amortization:

Goodwill	454	454

	$454	$721

      Amortization of acquired technology was $267,000 and $3,078,000 for the years ended December 31, 2003 and 2002 respectively. The ongoing customer relationships became fully amortized during the first quarter of 2002.

      Amortization of the acquired technology and network services assets is included in the cost of systems and services revenues.

      In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets.” Under this new standard, the FASB eliminated amortization of goodwill and created indefinite life intangible assets and established new

ECLIPSYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.     Summary of Significant Accounting Policies — (Continued)

impairment measurement procedures for goodwill. In accordance with SFAS 142, goodwill is no longer amortized, but instead is tested for impairment at least once annually. There was no impairment of goodwill upon adoption of SFAS 142, and amortization ceased as of January 1, 2002, leaving a recorded balance of $454,000 for goodwill as of December 31, 2003 and 2002. The effect of adopting SFAS 142 was to reduce depreciation and amortization expense by $454,000 for the year ended December 31, 2002. Net income and earnings per share adjusted to exclude amortization expense is as follows for the year ended December 31, 2001 (in thousands, except earnings per share):

Net income:

Reported net income	$4,408

Goodwill amortization	4,636

Adjusted net income	$9,044

Basic and diluted net income per share:

Reported basic net income per share	$0.10

Goodwill amortization	0.11

Adjusted basic net income per share	$0.21

Reported diluted net income per share	$0.09

Goodwill amortization	0.10

Adjusted diluted net income per share	$0.19

Fair Value of Financial Instruments

      The carrying amounts of Eclipsys’ financial instruments, including cash and cash equivalents, accounts receivable, and other current liabilities, approximate fair value.

Income Taxes

      Eclipsys accounts for income taxes utilizing the liability method, and deferred income taxes are determined based on the estimated future tax effects of differences between the financial reporting and income tax basis of assets and liabilities and tax carry-forwards given the provisions of the enacted tax laws.

Stock-Based Compensation

      Eclipsys accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion, (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Under this method, compensation costs for stock options is measured as the excess, if any, of the estimated market price of Eclipsys’ stock at the date of the grant over the amount an employee must pay to acquire the stock. Accordingly, Eclipsys provides the additional disclosures required under SFAS No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure.”

      Eclipsys has adopted the disclosure only provision of SFAS 123. Had compensation costs for Eclipsys’ stock option grants described above been determined based on the fair value at the grant date for awards in 2001, 2002 and 2003, consistent with the provisions of SFAS 123, Eclipsys’ net loss and loss per share would

ECLIPSYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.     Summary of Significant Accounting Policies — (Continued)

have been increased to the pro forma amounts indicated below for the years ended December 31, (in thousands, except per share data), as follows:

	2003	2002	2001

Net (loss) income:

As reported	$(55,964)	$(29,763)	$4,408

Add: Stock-based employee compensation expense included in Net loss, net of related tax effects	224	134	144

Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(16,162)	(24,182)	(26,036)

Pro forma	$(71,902)	$(53,811)	$(21,484)

Basic net (loss) income per share:

As reported	$(1.23)	$(0.67)	$0.10

Pro forma	$(1.58)	$(1.20)	$(0.50)

Diluted net (loss) income per share:

As reported	$(1.23)	$(0.67)	$0.09

Pro forma	$(1.58)	$(1.20)	$(0.50)

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2003, 2002 and 2001: dividend yield of 0% for all years, risk-free interest rate 2.63% for 2003; 3.11% for 2002; and 4.27% for 2001; expected life of 4.88, 4.84 and 6.81 years, based on the plan and volatility of 92% for 2003, 92% for 2002 and 93% for 2001.

Basic and Diluted Net (Loss) Income Per Share

      For all periods presented, basic and diluted net (loss) income per common share is presented in accordance with SFAS 128, “Earnings per Share,” which provides for the accounting principles used in the calculation of earnings per share. Basic net (loss) income per common share is based on the weighted average number of shares of common stock outstanding during the period. Diluted net income per share reflects the potential dilution from assumed conversion of all dilutive securities such as stock option warrants and unvested restricted stock. Stock options to acquire 9,268,674, 9,020,711 and 8,006,072 shares of common stock at December 31, 2003, 2002 and 2001, respectively; warrants to acquire up to 5,160 shares of common stock at December 31, 2003, 2002 and 2001; and unvested restricted stock of 136,250 and 150,000 at December 31, 2003 and 2002, respectively, were the only securities issued which would be included in the diluted earnings per share calculation, if dilutive. In 2003 and 2002, the inclusion of stock options and warrants would have been antidilutive due to the net loss reported by Eclipsys, and therefore excluded from the calculation. The

ECLIPSYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.     Summary of Significant Accounting Policies — (Continued)

computations of the basic and diluted per share amounts were as follows for the years ended December 31 (in thousands, except share and per share data):

	2003	2002	2001

Basic Earnings Per Share:

Net (loss) income (in thousands)	$(55,964)	$(29,763)	$4,408

Weighted average shares outstanding	45,404,754	44,710,754	43,243,512

Basic (loss) earnings per share	$(1.23)	$(0.67)	$0.10

Diluted Earnings Per Share:

Net (loss) income (in thousands)	$(55,964)	$(29,763)	$4,408

Weighted average shares:

Outstanding	45,404,754	44,710,754	43,243,512

Effect of dilutive stock options	—	—	3,551,849

Total shares	45,404,754	44,710,754	46,795,361

Diluted (loss) earnings per share	$(1.23)	$(0.67)	$0.09

Concentration of Credit Risk

      Our customers operate primarily in the healthcare industry. We sell our products and services under contracts with varying terms. The accounts receivable amounts are unsecured. We believe that the allowance for doubtful accounts is sufficient to cover credit losses. We do not believe that the loss of any one customer would have a material effect on our financial position.

Foreign Currency

      Our financial position and results of operations of foreign subsidiaries are measured using the currency of the respective countries as the functional currency. Assets and liabilities are translated at the foreign exchange rate in effect at the balance sheet date, while revenue and expenses for the year are translated at the average exchange rate in effect during the year. Translation gains and losses are not included in determining net income or loss but are accumulated and reported as a separate component of stockholders’ equity. We have not entered into any hedging contracts during the three-year period ended December 31, 2003.

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

New Accounting Pronouncements

      In January 2003, the FASB issued FASB Interpretation 46, “Consolidation of Variable Interest Entities.” This interpretation of Accounting Research Bulletin 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities (“VIE”) which possess certain characteristics. The interpretation requires that if a business enterprise has a controlling financial interest in a VIE, the assets, liabilities, and results of operations of the VIE must be included in the consolidated financial

ECLIPSYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.     Summary of Significant Accounting Policies — (Continued)

statements with those of the business enterprise. This interpretation applies immediately to each VIE created after January 31, 2003, and to each VIE in which an enterprise obtains an interest after that date. In December 2003, the FASB published a revision to FIN 46 (“FIN 46R”), to clarify some of the provisions of FIN 46 and exempt certain entities from its requirements. Under FIN 46R, a legal entity is generally considered a VIE, if specific criteria are met, including whether the VIE has sufficient equity at risk to finance its own activities without relying on financial support from other parties. Additional criteria must be applied to determine if this condition is met or if the equity holders, as a group, lack any one of the three stipulated characteristics of a controlling financial interest. If the legal entity is a VIE, then the reporting entity determined to be the primary beneficiary of the VIE must consolidate it. Even if the reporting entity is not required to consolidate a VIE, then certain disclosures must be made about the VIE if the reporting entity has a significant variable interest. The effective date of the interpretation was modified under FIN 46R. A reporting entity is required to apply the provisions of FIN 46R to all VIEs that previously were subject to certain previously issued special purpose entity, or SPE, accounting pronouncements for all reporting periods after December 14, 2003. For each VIE, a reporting entity is required to adopt the provisions of FIN 46R for all reporting periods after March 15, 2004. We believe FIN 46R will not impact the Eclipsys’ financial position or results of operations.

      In December 2003, the Staff of the Securities and Exchange Commission (SEC) issued SAB 104, Revenue Recognition, which supercedes SAB 101, Revenue Recognition in Financial Statements. The primary purpose of SAB 104 is to rescind accounting guidance contained in SAB 101 related to multiple element arrangements, superseded as a result of the issuance of EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables (EITF 00-21). The guidance contained in SAB 104 reflects the issuance of EITF 00-21, but the revenue recognition principles remaining largely unchanged. As Eclipsys has already incorporated EITF 00-21 and SAB 101, into its revenue recognition policies, the adoption of SAB 104 did not have a significant impact on Eclipsys’ financial statements.

3.     Property and Equipment

      Property and equipment are stated at cost. Depreciation and amortization are provided for using the straight-line method over the estimated useful lives, which generally range from 2 to 7 years. Computer equipment is depreciated over 2 to 5 years. Office equipment is depreciated over two to seven years. Purchased software for internal use is amortized over 3 years. Leasehold improvements are amortized over the shorter of the useful lives of the assets or the remaining term of the lease. When assets are retired or otherwise disposed of, the related costs and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in income. Expenditures for repairs and maintenance not considered to substantially lengthen the property and equipment lives are charged to expense as incurred. The balances for property and equipment were as follows as of December 31, (in thousands):

	2003	2002

Computer equipment	$34,835	$25,702

Office equipment and other	6,935	6,561

Purchased software	11,338	11,084

Leasehold improvements	9,022	7,972

	62,130	51,319

Less: Accumulated depreciation and amortization	(29,826)	(24,519)

	$32,304	$26,800

      Depreciation and amortization expense of property and equipment totaled approximately $10.5 million, $8.4 million, and $6.7 million in 2003, 2002 and 2001, respectively.

ECLIPSYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.     Stockholders’ Equity

Restricted Stock Grant

      On July 15, 2002, Mr. Paul L. Ruflin joined Eclipsys as its Chief Executive Officer and President. Under his employment arrangement with Eclipsys, Mr. Ruflin received a restricted stock grant effective July 15, 2002 of 150,000 shares of Eclipsys’ common stock, subject to a five-year vesting schedule, plus an option to purchase 850,000 shares of Eclipsys’ common stock at a price of $7.50, with vesting over a five-year period. Stock compensation related to this restricted stock grant amounted to $225,000 in 2003 and $103,000 in 2002. As of December 31, 2003 and 2002, respectively, Eclipsys had unearned stock compensation of $795,000 and $1,021,000 recorded as a component of stockholders’ equity.

Undesignated Preferred Stock

      Eclipsys has available for issuance, 5,000,000 shares of preferred stock. As discussed below under “Shareholder Rights Plan”, the Board has designated 100,000 of the 5,000,000 authorized shares of preferred stock as Series A Junior Participating Preferred Stock. Eclipsys has a balance of 4,900,000 authorized shares of undesignated preferred stock (the “Undesignated Preferred”). The liquidation, voting, conversion and other related provisions of the Undesignated Preferred will be determined by the Board of Directors at the time of issuance. Currently, there are no outstanding preferred shares.

Shareholder Rights Plan

      On July 26, 2000, our Board of Directors declared a dividend of one Right for each outstanding share of Eclipsys’ Common Stock to stockholders of record at the close of business on August 9, 2000. Each Right entitles the registered holder to purchase from Eclipsys one one-thousandth of a share of Series A Junior Participating Preferred Stock, $.01 par value per share, at a Purchase Price of $65.00 in cash, subject to adjustment. The Rights will initially trade together with Eclipsys’ Common Stock, and will not be exercisable. If a person or group (other than an exempt person) acquires 15% or more of the outstanding shares of Eclipsys Common Stock, the Rights generally will become exercisable and allow the holder (other than the 15% purchaser) to purchase shares of Eclipsys’ Common Stock at a 50% discount to the market price. The effect will be to discourage acquisitions of 15% or more of Eclipsys’ Common Stock without negotiations with the Board of Directors. The terms of the Rights are set forth in a Rights Agreement dated as of July 26, 2000 (the “Rights Agreement”) between Eclipsys and Fleet National Bank, as Rights Agent. The Board has designated 100,000 of the 5,000,000 authorized shares of preferred stock as Series A Junior Participating Preferred Stock.

Secondary Offering of Common Stock

      On January 23, 2001, Eclipsys completed a follow-on public offering for 5,750,000 shares of its common stock. Net proceeds from the offering were approximately $123.2 million.

ECLIPSYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.     Income Taxes

      The income tax provision (benefit) is calculated as follows for the years ended December 31, (in thousands):

	2003	2002	2001

Current Tax Provision:

Federal	$—	$—	$—

State		165	—

	$—	$165	$—

Deferred Provision (Benefit):

Federal	$(18,859)	$(10,076)	$(171)

State	(2,197)	(1,180)	(20)

Valuation allowance	21,056	11,256	191

	$—	$—	$—

Total Provision	$—	$165	$—

      A reconciliation of the effect of applying the federal statutory rate and the effective income tax rate on Eclipsys’ income tax provision is as follows for the years ended December 31, (in thousands):

	2003	2002	2001

Statutory federal income tax rate	$(19,028)	$(10,119)	$1,499

State income taxes	(2,216)	(1,013)	175

Non-deductible amortization	—	—	1,943

Other	604	479	344

Valuation allowance, includes effect of acquisitions	20,640	10,818	(3,961)

Income tax provision	$—	$165	$—

ECLIPSYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.     Income Taxes — (Continued)

      The significant components of Eclipsys’ net deferred tax assets (liabilities) were as follows as of December 31, (in thousands):

	2003	2002

Deferred tax assets:

Intangible assets	$33,673	$37,804

Allowance for doubtful accounts	3,085	2,725

Accrued expenses	3,363	2,442

Other	2,547	2,274

Net operating loss carryforwards	88,696	60,396

	$131,364	$105,641

Deferred tax liabilities:

Unbilled accounts receivable	$(3,898)	$(3,798)

Depreciation	(2,557)	(1,362)

Capitalization of software development costs	(9,589)	(6,217)

Net deferred tax asset	115,320	94,264

Valuation allowance	(115,320)	(94,264)

	$—	$—

      At December 31, 2003, Eclipsys had net operating loss carryforwards for federal income tax purposes of approximately $226.5 million. The carryforwards expire in varying amounts through 2023. Of this amount, $42.5 million relate to stock option tax deductions, which will be tax-effected and the benefit credited as additional paid-in-capital when realized. Additionally, Eclipsys has Canadian net operating loss carryovers of approximately $7.1 million that expire in varying amounts through 2010.

      Under the Tax Reform Act of 1986, the amounts of, and the benefits from, net operating loss carryforwards may be impaired or limited in certain circumstances. Eclipsys experienced an ownership change as defined under Section 382 of the Internal Revenue Code in November 1998. As a result of the ownership change, net operating loss carryforwards of approximately $16 million at November 1998, which were incurred prior to the date of the change, are subject to annual limitations on their future use. As of December 31, 2003, net operating loss carryforwards of approximately $7.5 million remain subject to the annual limitation. As of December 31, 2003, a valuation allowance has been established against the deferred tax assets that management does not believe are more likely than not to be realized.

6.     Employee Benefit Plans

1996 Stock Option Plan

      In April 1996, Eclipsys’ Board of Directors adopted the 1996 Stock Plan (the “1999 Stock Plan”). The 1996 Stock Plan, as amended, provided for grants of stock options, awards of Eclipsys stock free of any restrictions and opportunities to make direct purchases of restricted stock of Eclipsys. The 1996 Stock Plan allowed for the issuance of options or other awards to purchase up to 2,500,000 shares of Common Stock. Pursuant to the terms of the 1996 Stock Plan, a committee of the Board was authorized to grant awards to employees and non-employees and establish vesting terms. The options expire ten years from the date of grant. No additional options or other awards may be granted under the 1996 Stock Plan.

ECLIPSYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.     Employee Benefit Plans — (Continued)

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

2000 Stock Incentive Plan

      At Eclipsys’ Annual Meeting of Stockholders held on May 8, 2002, the shareholders voted to approve the amendment and restatement of Eclipsys’ 2000 Stock Incentive Plan, 1999 Stock Incentive Plan, 1998 Stock Incentive Plan and Amended and Restated 1998 Employee Stock Purchase Plan and the 1996 Stock Plan, to reflect an increase in the number of shares of common stock authorized for issuance under all of the Company’s stock plans (the 2000 Stock Incentive Plan, the 1999 Stock Incentive Plan, the Amended and Restated Employee Stock Purchase Plan, the 1998 Stock Incentive Plan and the 1996 Stock Plan) from 12,000,000 to 15,000,000. There were 1,109,099 shares available for future issuance under all of Eclipsys’ stock plans as of December 31, 2003. A summary of stock option transactions is as follows during the years ended December 31,:

	2003		2002		2001

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price

Outstanding at beginning of the year	9,020,711	$11.24	8,006,072	$12.22	9,148,878	$12.87

Granted	1,539,500	9.08	1,922,925	8.20	1,196,284	14.70

Exercised	(430,132)	8.26	(195,277)	7.53	(1,342,619)	10.96

Forfeited	(861,405)	10.90	(713,009)	15.14	(996,471)	22.89

Outstanding at end of year	9,268,674	11.05	9,020,711	11.23	8,006,072	12.22

Exercisable at end of the year	5,714,566		4,960,438		3,425,434

	2003		2002		2001

	Weighted	Weighted	Weighted	Weighted	Weighted	Weighted
	Average	Fair	Average	Fair	Average	Fair
	Exercise	Market	Exercise	Market	Exercise	Market
Option Granted During the Year	Price	Value	Price	Value	Price	Value

Option price G Fair market value	—		—		—

Option price = Fair market value	$9.08		$8.20		$14.70

Option price G Fair market value	—		—		—

Weighted Fair Market Value Options		$6.44		$6.59		$10.70

ECLIPSYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.     Employee Benefit Plans — (Continued)

      The following table summarizes information about stock options outstanding at December 31, 2003:

	Options Outstanding
				Options Exercisable
		Weighted
		Average	Weighted		Weighted
	Number	Remaining	Average	Number	Average
	Outstanding at	Contractual	Exercise	Exercisable	Exercise
Range of Exercise Price	12/31/03	Life (in years)	Price	at 12/31/03	Price

$ 0.10 - $ 6.44	1,025,280	7.52	$5.88	563,154	$5.93
$ 6.50 - $ 7.50	1,445,926	7.02	7.11	385,786	7.19
$ 8.25 - $ 8.25	2,179,824	6.53	8.25	2,009,045	8.25
$ 8.88 - $ 9.13	1,057,938	9.10	8.94	65,272	9.06
$ 9.53 - $13.20	967,579	7.60	11.75	529,135	11.38
$13.21 - $15.13	1,235,578	6.46	14.59	969,045	14.68
$15.63 - $23.38	1,256,277	5.97	20.35	1,096,007	20.61
$25.71 - $25.71	22,049	3.11	25.71	20,999	25.71
$35.83 - $35.83	39,374	3.58	35.83	39,374	35.83
$43.57 - $43.57	38,849	3.88	43.57	36,749	43.57

	9,268,674

Employee Savings Plan

      During 1997, Eclipsys established a Savings Plan (the “Plan”) pursuant to Section 401(k) of the Internal Revenue Code (the “Code”), whereby employees may contribute a percentage of their compensation, not to exceed the maximum amount allowable under the Code. At the discretion of the Board of Directors, Eclipsys may elect to make matching contributions, as defined in the Plan. For the years ended December 31, 2003, 2002 and 2001, the Board authorized matching contributions totaling $750,000, $750,000 and $532,000, respectively.

1998 Employee Stock Purchase Plan

      Under Eclipsys’ 1998 Employee Stock Purchase Plan (the “Purchase Plan”) (implemented in April 1998), Eclipsys employees, including directors of Eclipsys who are employees, are eligible to participate in quarterly plan offerings in which payroll deductions may be used to purchase shares of Common Stock. The purchase price of such shares is the lower of 85% of the fair market value of the Common Stock on the day the offering commences and 85% of the fair market value of the Common Stock on the day the offering terminates.

7.     Commitments and Contingencies

Noncancelable Operating Leases

      Eclipsys leases its office space and certain equipment under noncancelable operating leases. Rental expense under operating leases was approximately $12.5 million, $11.8 million and $11.4 million for the years

ECLIPSYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.     Commitments and Contingencies — (Continued)

ended December 31, 2003, 2002 and 2001, respectively. Future minimum rental payments under noncancelable operating leases as of December 31, 2003 are as follows (in thousands):

Year Ending December 31,

2004	$10,632

2005	7,801

2006	6,210

2007	4,083

2008	2,574

Thereafter	5,394

$36,694

      Subsequent to December 31, 2003, Eclipsys contracted for a minimum number of hours for airplane charters with a related party (note 9). The minimum commitment amounts to $776,000 per year for 2004 and 2005.

Indemnification clauses

      Eclipsys’ standard software license agreements contain indemnification clauses that are limited in amount. Pursuant to these clauses, Eclipsys indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party. Eclipsys believes the estimated fair value of these indemnification clauses is minimal. Accordingly, there are no liabilities recorded for these agreements as of December 31, 2003.

8.     Legal Action

      From July through September 2002, our company and three of its then current officers (Messrs. Robert J. Colletti, John T. Patton, Jr. and Harvey J. Wilson) were named in seven complaints filed by purported shareholders of our company in the United States District Court, Southern District of Florida, West Palm Beach Division, or the District Court. Each complaint sought certification as a class and monetary damages, and alleged that we and the named officers violated federal securities laws. We believe that the actions are without merit, and are conducting a vigorous defense.

      On February 4, 2003, the District Court issued an order consolidating all seven cases into one single case and appointed the City of Philadelphia Board of Pensions and Retirement, Louis Giannakokas and Norman K. Mielziner to serve as lead plaintiffs. On April 30, 2003, the plaintiffs filed with the District Court an amended, consolidated complaint (the Amended Complaint”). On July 31, 2003, we filed a motion to dismiss the Amended Complaint. On September 16, 2003, the plaintiffs filed opposition to the motion to dismiss, and we filed a reply brief on October 16, 2003. On November 4, 2003, the District Court granted our motion to dismiss the Amended Complaint in its entirety. In so doing, the District Court granted the plaintiffs fifteen days to file a further amended complaint that conforms to applicable law as well as the District Court’s ruling. The plaintiffs subsequently obtained an extension of that fifteen day deadline.

      On December 5, 2003, the plaintiffs filed with the District Court their second amended complaint (the “Second Amended Complaint”). In it, among other things, the plaintiffs reduced the class period by a total of eight months and eliminated numerous allegations that had been contained in their Amended Complaint. On January 5, 2004, we filed a motion to dismiss the Second Amended Complaint. The plaintiffs filed opposition papers to our motion on February 20, 2004. In March 2004, we will file a brief in further support of our

ECLIPSYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.     Legal Action — (Continued)

motion. At this time, our motion is pending. We do not know when the District Court will rule on our motion or whether our motion will be granted.

      Separately, in October 2003, we were contacted by the attorneys for the lead plaintiffs who sought our consent to their filing of an amended complaint that would add new counts asserting new claims and a new class period due to our announced SunriseXA response time issues. We did not formally respond to their request, and have not yet seen any pleadings filed in which the lead plaintiffs have sought to add or assert claims. Accordingly, we are unable to predict whether new claims may be filed against us, or what effect of any new claims could have on our pending cases. We are also unable to predict the nature of any new claims or the damages that may be sought if any new claims are filed.

      We are involved in other litigation incidental to its business from time to time. In the opinion of management, after consultation with legal counsel, the ultimate outcome of such litigation will not have a material adverse effect on our financial position, results of operation or cash flows.

9.     Related Party Transactions

      Eclipsys has a policy that all transactions between the Company and its executive officers, directors and affiliates must be on terms no less favorable to it than could be obtained from unaffiliated third parties. Additionally, these transactions must be approved by a majority of the members of the Board of Directors, and by a majority of the disinterested members of the Board of Directors.

      Eclipsys leases office space in Boston, Massachusetts from a former stockholder of SDK, who is a current employee. During the years ended December 31, 2003, 2002 and 2001, Eclipsys paid $526,000, $579,000, and $692,000 respectively, under this lease. The lease is noncancelable and expires in 2009.

      Eclipsys’ Chairman Emeritus, Harvey J. Wilson, owns a company, RMSC of West Palm Beach Inc. (“RMSC”), which leases an aircraft to a charter company. The charter company provides aircraft charter services to Eclipsys as well other outside parties. Mr. Wilson has no ownership or other interest in the charter company. Eclipsys paid the charter company $603,000, $885,000, and $775,000 in 2003, 2002 and 2001, respectively, for charters using the aircraft owned by RMSC. Eclipsys also paid the charter company $50,000, $265,000 and $43,000 in 2003, 2002 and 2001, respectively, for charters of other aircraft, not owned by RMSC. RMSC received $275,000, $533,000 and $481,000 during 2003, 2002, and 2001, respectively, from the charter company for these transactions. During January 2003, Eclipsys contracted for a minimum number of hours for airplane charters to extend the current pricing terms. The minimum commitment amounts are $951,000 and $776,000 in 2004 and 2005, respectively. As part of this arrangement, Eclipsys did not utilize $175,000 of the 2003 commitment. RMSC agreed to allow the unused portion to be utilized in 2004 which is reflected in the above commitment.

      In July 1999, Eclipsys invested in HEALTHvision, Inc. (“HEALTHvision”), a Dallas-based, privately held internet healthcare company. Other principal investors included VHA, Inc. and investment entities affiliated with General Atlantic Partners, LLC. HEALTHvision provides Internet solutions to hospital organizations to assist them in improving patient care in the local communities they serve. We purchased 3,400,000 shares of common stock in HEALTHvision for $34,000, which at the time represented 34% of the outstanding common stock on an if-converted basis. As of December 31, 2003, our shares represented approximately 28% of the common stock of HEALTHvision on an if-converted basis. We account for our investment in HEALTHvision using the equity method of accounting. Due to losses recognized under the equity method, the recorded balance of the investment in HEALTHvision was $0 as of December 31, 2003. We entered into a joint marketing arrangement with HEALTHvision under which both organizations agreed to jointly market products and services to their customers. Under this agreement, we paid HEALTHvision the sum of $1.4 million during 2003 for the sale of products and services, and owed HEALTHvision the sum of

ECLIPSYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.     Related Party Transactions — (Continued)

$0.9 million as of December 31, 2003. Also, during 2003, we earned revenues from HEALTHvision of $1.2 million for hosting and other related services and had accounts receivable due from HEALTHvision of $0.4 million at December 31, 2003. For the year ended December 31, 2003, HEALTHvision, Inc. had total revenues of approximately $25.1 million (unaudited) and a net loss of approximately $2.6 million (unaudited) with total assets of approximately $14.0 million (unaudited). We are not required to provide funding to HEALTHvision, and have made no guarantees on their behalf. In late 2003, we mutually agreed with HEALTHvision to terminate the joint marketing arrangement of our agreement.

      Eclipsys has a license agreement with Partners HealthCare System, Inc. (“Partners”). Under the terms of this license, Eclipsys may develop, commercialize, distribute and support certain technology that it has received from Partners throughout the world (with the exception of the Boston, Massachusetts metropolitan area). Prior to Eclipsys’ initial public offering, no sales of products incorporating the licensed technology were made and, consequently, no royalties were paid by Eclipsys pursuant to the license with Partners. The royalty arrangement under the license terminated upon Eclipsys’ initial public offering. After Eclipsys’ initial public offering, Eclipsys sold products incorporating the licensed technology. Eclipsys is obligated to offer to Partners and certain of its affiliates a license for internal use, granted on most favored customer terms, to all new software applications developed by Eclipsys, whether or not derived from the licensed technology, and major architectural changes to the licensed technology. Partners and certain of its affiliates are also entitled to receive internal use licenses, also granted on most favored customer terms, for any changes to any module or application included in the licensed technology requiring at least one person-year of technical effort.

      In 2001, Partners entered into a contract with Eclipsys for the license of a new software application and related professional services. This new software application consisted of an upgrade to an existing software application that Partners had licensed from Transition Systems, Inc, an entity that was acquired by Eclipsys in December 1998. Under this new contract, Partners paid Eclipsys the sums of $627,000, $1,032,000 and $954,000 in 2003, 2002 and 2001, respectively. As of December 31, 2003, Partners owed Eclipsys the sum of $100,000 related to this contract. Mr. Jay Pieper, a director of Eclipsys, is Vice President of Corporate Development and Treasury Affairs for Partners. Partners was not affiliated with Eclipsys at the time of the negotiation of the Partners license from Transition Systems, Inc.

10.     Subsequent Events

      In March 2004, the Company acquired CPM Resource Center, LTD (“CPMRC”). CPMRC provides consulting services and clinical content focused in the nursing area. The Company paid $2.5 million in cash and issued 184,202 shares of common stock for total consideration of $5.0 million. Additionally, the prior owners of CPMRC may earn an additional $12.5 million over the next 5 years based on future operating results.

      In February 2004, the Company temporarily suspended offerings under its Employee Stock Purchase Plan (the “Purchase Plan”). In the future the Company may elect to resume offerings under the Purchase Plan but currently does not have any plans to do so.

ECLIPSYS CORPORATION

SCHEDULE II — VALUATION OF QUALIFYING ACCOUNTS
For Each of the Three Years in the Period Ended December 31, 2003
(in thousands)

	Balance at			Balance at
	Beginning			End of
	of Period	Additions	Write-offs	Period

December 31, 2003

Allowance for doubtful accounts	$3,412	$4,492	$(3,097)	$4,807

Valuation allowance for deferred tax asset	94,264	21,056		115,320

December 31, 2002

Allowance for doubtful accounts	5,572	3,533	(5,693)	3,412

Valuation allowance for deferred tax asset	83,008	11,256		94,264

December 31, 2001

Allowance for doubtful accounts	5,656	4,305	$(4,389)	5,572

Valuation allowance for deferred tax asset	$82,817	$191		$83,008

Quarterly Results (Unaudited)

      The following table presents quarterly consolidated statement of operations data for each of the eight quarters in the years ended December 31, 2002 and 2003. The data in the statement of operations is unaudited and, in the opinion of management, includes all adjustments (consisting of normal recurring adjustments) necessary to present fairly the data for such periods. Additionally, the data is derived from, and is qualified by reference to, Eclipsys’ audited financial statements, which appear elsewhere in this document.

For the Year Ended December 31, 2003

(In thousands, except per share data)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year

Revenues	$56,836	$63,386	$68,150	$66,307	$254,679

Gross profit margin	21,348	25,323	26,744	20,250	93,665

Net (loss) income	(13,025)	(11,019)	(11,067)	(20,853)	(55,964)

Basic net (loss) income per share	$(0.29)	$(0.24)	$(0.24)	$(0.46)	$(1.23)

Diluted net (loss) income per share	$(0.29)	$(0.24)	$(0.24)	$(0.46)	$(1.23)

For the Year Ended December 31, 2002

(In thousands, except per share data)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year

Revenues	$62,819	$54,252	$47,549	$53,448	$218,068

Gross profit margin	30,507	23,626	14,146	18,474	86,754

Net income (loss)	5,309	(3,047)	(17,174)	(14,852)	(29,763)

Basic net (loss) income per share	$0.12	$(0.07)	$(0.38)	$(0.33)	$(0.67)

Diluted net (loss) income per share	$0.11	$(0.07)	$(0.38)	$(0.33)	$(0.67)

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable.

Item 9A.     Controls and Procedures

      Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2003. Based on this evaluation, Eclipsys’ chief executive officer and chief financial officer concluded that, as of December 31, 2003, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made know to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

      No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part III

      Certain information required by Part III of Form 10-K will be contained in the definitive Proxy Statement to be used in connection with the annual meeting of stockholders for the year 2004, and is incorporated herein by reference to this Form 10-K Annual Report:

Item 10.     Directors and Executive Officers of the Registrant

      Information regarding directors will be set forth in the proxy statement for the annual meeting of stockholders for the year 2004 and is incorporated herein by reference. Information regarding our executive officers is set forth under the caption “Executive Officers of the Registrant” appearing at the end of Part I, above.

Item 11.     Executive Compensation

      Information regarding executive compensation will be set forth in the proxy statement for the annual meeting of stockholders for the year 2004 and is incorporated herein by reference.

Item 12.     Security Ownership of Certain Beneficial Owners and Management

      Information regarding security ownership of certain beneficial owners and management will be set forth in the proxy statement for our 2004 annual stockholders’ meeting, and is incorporated herein by reference.

      The following table provides information about the Common Stock that may be issued under our existing equity compensation plans as of December 31, 2003.

	Number of securities to be		Number of securities
	issued upon exercise of	Weighted-average exercise	remaining available for
	outstanding options,	price of outstanding	future issuance under
Plan category	warrants and rights	options, warrants and rights	equity compensation plans

Equity compensation plans approved by security	9,268,674	$11.05	1,109,099

Equity compensation plans not approved by security holders	—		—

Total	9,268,674		1,109,099

Item 13.     Certain Relationships and Related Transactions

      Information regarding certain relationships and related transactions will be set forth in the proxy statement for the annual meeting of stockholders for the year 2004 and is incorporated herein by reference.

Item 14.     Principal Accountant Fees and Services

      Information regarding principal accountant fees and services will be set forth in the proxy statement for the annual meeting of stockholders for the year 2004 and is incorporated herein by reference.

Part IV

Item 15.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) The following documents are filed as part of this report:

1.	Consolidated Financial Statements included in Item 8 of this report on Form 10-K

2.	Financial Statement Schedules included in Item 8 of this report on Form 10-K Schedule II — Valuation of Qualifying Accounts

      3. The following exhibits are included in this report:

2.1*	Agreement and Plan of Merger dated as of October 29, 1998 by and among the Registrant, Exercise Acquisition Corp. and Transition Systems, Inc.
2.2**	Agreement of Merger among Alltel Healthcare Information Services, Inc., Alltel Information Services, Inc., Eclipsys Corporation and Eclipsys Solutions Corp. dated as of January 24, 1997
2.3**	Amended and Restated Stock Purchase Agreement among Eclipsys Corporation, SDK Medical Computer Services Corporation and the Selling Stockholders listed therein dated June 26, 1997
2.4**	Asset Purchase Agreement by and among Motorola, Inc. Eclipsys Corporation and Emtek Healthcare Corporation dated January 30, 1998
2.5****	Agreement and Plan of Merger dated as of February 5, 1999, by and among Eclipsys PCS and Sub
2.6****	Escrow Agreement dated as of February 17, 1999, by and among Eclipsys, Sub, PCS and the PCS Stockholders and Noteholders
2.7*****	Stock Purchase and Sale Agreement dated as of March 6, 1999 by and among Sun Gard Data Systems Inc., Sun Gard Investment Ventures, Inc., Med Data Systems, Inc., Intelus Corporation, and Eclipsys Corporation and Eclipsys Solutions Corp
2.8******	Agreement and Plan of Merger dated as of June 17, 1999, by and among Eclipsys Corporation, Eclipsys Merger Corp., MSI Solutions, Inc., MSI Integrated Services, Inc., Anna L. Bean, Michael R. Cote, Robert J. Feldman and the 1997 Feldman Family Trust
2.9*******	Asset Purchase Agreement by and among Quadramed Corporation, Eclipsys Corporation and Med Data Systems, Inc. dated July 1, 1999
3.1***	Third Amended and Restated Certificate of Incorporation of the Registrant
3.2**	Third Amended and Restated Bylaws of the Registrant
3.3********	Certificate of Designation of Series A Junior Participating Preferred
4.1**	Specimen certificate for shares of Common Stock
4.2********	Rights Agreement, dated July 26, 2000, by and between Eclipsys Corporation and Fleet National Bank, as Rights Agent
10.1**	Second Amended and Restated Registration Rights Agreement
10.2**	Second Amended and Restated Stockholders Agreement
10.5**+	Information Systems Technology License Agreement, dated as of May 3, 1996, by and among Partners Healthcare System, Inc. and Integrated Healthcare Solutions, Inc.
10.6**	Preferred Stock Purchase Agreement by and among Eclipsys Corporation, General Atlantic Partners 47, L.P. and GAP Coinvestment Partners, L.P. dated February 4, 1998
10.7**	1996 Stock Plan
10.8*********	Amended and Restated 1998 Stock Incentive Plan

10.9*********	Second Amended and Restated 1998 Employee Stock Purchase Plan
10.10	First Amendment to the Second Amended and Restated 1998 Employee Stock Purchase Plan
10.11	Form of Indemnification Agreement between Eclipsys Corporation and each non-employee directors
10.12***********	Amendment No. 1 to the Amended and Restated 2000 Stock Incentive Plan
10.13**	Settlement of Claims Agreement, dated as of March 13, 1998, between ALLTEL Information Services, Inc. and Eclipsys Corporation
10.14*********	Amended and Restated 1999 Stock Incentive Plan, as amended
10.15*********	Amended and Restated 2000 Stock Incentive Plan
10.16	Employment Agreement for Paul L. Ruflin
10.17***********	Agreement with Mr. Harvey J. Wilson
10.18***********	Consulting Agreement with Mr. Harvey J. Wilson
10.19***********	Agreement with Mr. John S. Cooper
21**********	Subsidiaries of the Registrant
23	Consent of PricewaterhouseCoopers LLP
31.1	Certification of Paul L. Ruflin
31.2	Certification of Robert J. Colletti
32	Certification Pursuant to 18 U.S.C. Section 1350

†	Confidential treatment granted on August 6, 1998 in connection with the Registrant’s initial public offering

*	Incorporated by reference to the Joint Proxy Statement/ Prospectus included in the Registrant’s Registration Statement on Form S-4 (File No. 333-68353)

**	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-50781)

***	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 000-24539)

****	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 3, 1999 (File No. 000-24539)

*****	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 (File No. 000-24539)

******	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 000-24539)

*******	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (File No. 000-24539)

********	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated August 8, 2000 (File No. 000-24539)

*********	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 000-24539)

**********	Incorporated by reference to Exhibit 21 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 000-24539)

***********	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (File No. 000-24539)

(b) Reports on Form 8-K.

      None.

Signatures

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

/s/ PAUL L. RUFLIN Paul L. Ruflin	President, Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2004

/s/ ROBERT J. COLLETTI Robert J. Colletti	Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2004

/s/ STEVEN A. DENNING Steven A. Denning	Director	March 15, 2004

/s/ G. FRED DIBONA G. Fred Dibona	Director	March 15, 2004

/s/ EUGENE V. FIFE Eugene V. Fife	Director	March 15, 2004

/s/ BRADEN KELLY Braden Kelly	Director	March 15, 2004

/s/ JAY B. PIEPER Jay B. Pieper	Director	March 15, 2004