Form 10-Q
period 2004-03-31
ECLIPSYS CORP
filed 2004-05-10
CIK 1034088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Shares outstanding as of May 3, 2004
Common Stock, $.01 par value	46,658,922

ECLIPSYS CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2004

PART I.

ITEM 1.

ECLIPSYS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(IN THOUSANDS)

	MARCH 31,	DECEMBER 31,
	2004	2003
ASSETS
Current Assets:
Cash and cash equivalents	$93,378	$151,683
Marketable securities	40,808	—
Accounts receivable, net	49,473	54,903
Inventory	1,734	530
Prepaid expenses	11,937	13,989
Other current assets	883	1,004

Total current assets	198,213	222,109
Property and equipment, net	33,282	32,304
Capitalized software development costs, net	27,951	25,260
Goodwill and other intangibles, net	5,378	454
Other assets	16,651	15,656

TOTAL ASSETS	$281,475	$295,783

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Deferred revenue	88,195	91,782
Accounts payable	17,946	18,415
Accrued compensation costs	13,156	17,189
Other current liabilities	15,971	15,169

Total current liabilities	135,268	142,555
Deferred revenue	10,219	9,390
Other long-term liabilities	153	684
Stockholders’ Equity:
Common stock	466	460
Additional paid-in capital	417,330	411,634
Unearned stock compensation	(740)	(795)
Accumulated deficit	(280,842)	(267,778)
Accumulated other comprehensive income	(379)	(367)

Total stockholders’ equity	135,835	143,154

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$281,475	$295,783

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ECLIPSYS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	THREE MONTHS ENDED MARCH 31,
	2004	2003
REVENUES
Systems and services	$61,807	$53,697
Hardware	6,577	3,139

TOTAL REVENUES	68,384	56,836
COSTS AND EXPENSES
Costs of systems and services revenues	39,857	32,804
Costs of hardware revenues	5,634	2,684
Sales and marketing	15,252	16,556
Research and development	14,911	12,984
General and administrative	3,167	3,364
Depreciation and amortization	3,080	2,369

TOTAL COSTS AND EXPENSES	81,901	70,761
LOSS FROM OPERATIONS	(13,517)	(13,925)
Interest income, net	454	900

LOSS BEFORE INCOME TAXES	(13,063)	(13,025)
Provision for income taxes	—	—

NET LOSS	$(13,063)	$(13,025)

BASIC NET LOSS PER COMMON SHARE	$(0.28)	$(0.29)

DILUTED NET LOSS PER COMMON SHARE	$(0.28)	$(0.29)

BASIC WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	46,115	45,069

DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	46,115	45,069

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ECLIPSYS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS)

	Three Months Ended March 31,
	2004	2003
OPERATING ACTIVITIES:
Net loss	$(13,063)	$(13,025)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	6,025	4,791
Provision for bad debts	550	550
Stock compensation expense	56	57
Changes in operating assets and liabilities:
Accounts receivable	4,880	1,580
Inventory	(1,169)	(155)
Other current assets	2,173	1,925
Other assets	(1,991)	(412)
Deferred revenue	(2,758)	5,809
Accrued compensation costs	(4,033)	(2,265)
Other current liabilities	333	2,254
Other long-term liabilities	(532)	44

Total adjustments	3,534	14,178

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(9,529)	1,153
INVESTING ACTIVITIES:
Purchase of property and equipment	(4,018)	(2,633)
Purchase of marketable securities, net	(40,808)	(52,449)
Capitalized software development costs	(4,638)	(2,666)
Cash paid for acquisition	(2,500)	—

NET CASH USED IN INVESTING ACTIVITIES	(51,964)	(57,748)

FINANCING ACTIVITIES:
Exercise of stock options	2,417	8
Employee stock purchase plan	782	591

NET CASH PROVIDED BY FINANCING ACTIVITIES	3,199	599

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(11)	8
NET DECREASE IN CASH AND CASH EQUIVALENTS	(58,305)	(55,988)
CASH AND CASH EQUIVALENTS -— BEGINNING OF PERIOD	151,683	183,500

CASH AND CASH EQUIVALENTS -— END OF PERIOD	$93,378	$127,512

SUPPLEMENTAL DISCLOSURE
Non-cash investing activities:
Issuance of shares for acquisition	$2,500	—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ECLIPSYS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of Eclipsys Corporation, or the Company, and the notes thereto have been prepared in accordance with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission, or SEC. These unaudited condensed consolidated financial statements do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America. However, such information reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair statement of results for the interim periods presented.

     The results of operations for the three months ended March 31, 2004 are not necessarily indicative of annual results. The Company manages its business as one reportable segment.

     The unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and the notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 that was filed with the SEC on March 15, 2004.

2. ACQUISITION

     In March 2004, the Company acquired CPM Resource Center, LTD or CPMRC. CPMRC provides consulting services and clinical content principally to improve and enhance the care process primarily related to the workflow of nurses and interdisciplinary healthcare professionals who provide the majority of hands-on care at the point of service. CPMRC’s evidence–based content and practice guidelines will be incorporated into future releases of SunriseXA. The Company paid $2.5 million in cash and issued 184,202 shares of common stock for CPMRC, for a total consideration of $5.0 million. Additionally, the prior owners of CPMRC may earn an additional $12.5 million over the next 5 year period based on future operating results. The operating results of CPMRC are reflected with those of the Company for the three months ended March 31, 2004, from the date of acquisition. The Company did not present unaudited pro forma results of operations of Eclipsys and CPMRC for the three months ended March 31, 2004 and 2003 because our pro forma results for those periods would not be materially different from our actual results for those periods.

     In connection with the acquisition, the Company recorded approximately $5.0 million in goodwill and other intangible assets. Additionally included in the statement of operations is an estimate of amortization for the other intangibles. The Company is in the process of obtaining an evaluation to finalize the allocation of the purchase price.

3. STOCK-BASED COMPENSATION

     The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations. Under this method, compensation cost for stock options is measured as the excess, if any, of the estimated market price of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock. Accordingly, the Company provides the additional disclosures required under Statement of Financial Accounting Standards, or SFAS No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure.”

     The Company has adopted the disclosure-only provisions of SFAS 123. Had compensation cost for the Company’s stock option grants described above been determined based on the fair value at the grant date for awards in 2002 and 2003, consistent with the provisions of SFAS 123, the Company’s net loss and loss per share would have been the pro forma amounts indicated below for the three month periods ended March 31, 2004 (in thousands, except per share data):

	Three Months Ended March 31,
	2004	2003
Net loss:
As reported	$(13,063)	$(13,025)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	56	56
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(2,813)	(5,031)

Pro forma	(15,820)	(18,000)
Basic net loss per share:
As reported	(0.28)	(0.29)
Pro forma	(0.34)	(0.40)
Diluted net loss per share:
As reported	(0.28)	(0.29)
Pro forma	(0.34)	(0.40)

4. MARKETABLE SECURITIES

     Marketable securities consist of funds that are highly liquid and are classified as available-for-sale. Marketable securities are recorded at fair value, and unrealized gains and losses are recorded as a component of other comprehensive income.

5. ACCOUNTS RECEIVABLE

Accounts receivable was comprised of the following (in thousands):

	March 31,	December 31,
	2004	2003
Accounts Receivable:
Billed accounts receivable, net	$42,818	$49,150
Unbilled accounts receivable, net	6,655	5,753

Total accounts receivable, net	$49,473	$54,903

     The non-current portion of unbilled accounts receivable is included in other assets and was $1.0 million as of March 31, 2004 and December 31, 2003.

6. WARRANTY RESERVE

     The agreements that we use to license our software to our customers includes a limited warranty. The warranty provides that the product, in its unaltered form, will perform substantially in accordance with the related documentation. Through September 30, 2003, Eclipsys had not incurred any material warranty costs related to its products. Due to the response time issues that we identified during the fourth quarter of 2003, we recorded a warranty accrual of $4.4 million at December 31, 2003. During the first quarter of 2004, the Company recorded an additional $450,000 provision related to the response time issues. Warranty costs are charged to costs of systems of services revenues when they are probable and reasonably estimable. A summary of the activity in our warranty reserve was as follows (in thousands):

	March 31,	December 31,
	2004	2003
Beginning Balance:	$4,400	$—
Provision for warranty	450	4,400
Warranty utilized	(959)	—

Ending Balance	$3,891	$4,400

7. GOODWILL AND OTHER INTANGIBLE ASSETS

     The components of goodwill and other intangible assets were as follows (in thousands):

	As of March 31, 2004			As of December 31, 2003
	Gross Carrying	Accumulated		Gross Carrying	Accumulated
	Amount	Amortization	Net Balance	Amount	Amortization	Net Balance
Goodwill	$454	—	$454	$454	—	$454
Goodwill and other intangible assets acquired during the period	4,965	$(41)	4,924	—	—	—

Total goodwill and other intangibles	$5,419	$(41)	$5,378	$454	$—	$454

     In March 2004, the Company acquired CPMRC as discussed in Note 2. The Company preliminarily recorded estimates for goodwill and other intangible assets and is in the process of obtaining an evaluation to finalize the allocation of the purchase price.

8. OTHER COMPREHENSIVE INCOME

     The components of other comprehensive (loss) income were as follows (in thousands):

	Three Months Ended March 31,
	2004	2003
Net Loss	$(13,063)	$(13,025)
Foreign currency translation adjustment	(11)	8

Total comprehensive loss	$(13,074)	$(13,017)

9. LEGAL ACTION

     From July through September 2002, the Company and three of its then current officers (Messrs. Robert J. Colletti, John T. Patton and Harvey J. Wilson) were named in seven complaints filed by purported shareholders of the Company in the United States District Court, Southern District of Florida, West Palm Beach Division, or the District Court. Each complaint sought certification as a class and monetary damages, and alleged that the Company and the named officers violated federal securities laws.

     On February 4, 2003, the District Court issued an order that consolidated all seven cases into one single case and appointed the City of Philadelphia Board of Pensions and Retirement, Louis Giannakokas and Norman K. Mielziner to serve as lead plaintiffs. On April 30, 2003, the plaintiffs filed with the District Court an amended, consolidated complaint, or the Amended Complaint. On July 31, 2003, the Company filed a motion to dismiss the Amended Complaint. On September 16, 2003, the plaintiffs filed opposition papers to the motion to dismiss, and the Company filed a reply brief on October 16, 2003. On November 4, 2003, the District Court granted the Company’s motion to dismiss the Amended Complaint in its entirety. In so doing, the District Court granted the plaintiffs fifteen days to file a further amended complaint that conformed to applicable law as well as the District Court’s ruling. The plaintiffs subsequently obtained an extension of that fifteen day deadline.

     On December 5, 2003, the plaintiffs filed with the District Court their second amended complaint, or the Second Amended Complaint. In it, among other things, the plaintiffs reduced the class period by a total of eight months and eliminated numerous allegations that had been contained in the Amended Complaint. On January 5, 2004, the Company filed a motion to dismiss the Second Amended Complaint. The plaintiffs filed opposition papers to the motion on February 20, 2004. On March 19, 2004, the Company filed a brief in further support of its motion. On April 1, 2004, the District Court issued an order granting the Company’s motion and dismissing in its entirety the plaintiff’s Second Amended Complaint. In the order, the District Court granted the plaintiffs fifteen days to file a further amended complaint that conformed to applicable law as well as the District Court’s ruling. The deadline for the plaintiffs to file a further amended complaint expired on April 16, 2004. The plaintiffs did not file a further amended complaint prior to the District Court’s deadline. In addition, on May 10, 2004, the plaintiffs consented to dismissal of the lawsuit and, in doing, waived all rights to appeal the dismissal.

     Separately, in October 2003, the Company was contacted by the attorneys for the lead plaintiffs who sought the Company’s consent to the filing of an amended complaint that would add new counts asserting new claims and a new class period due to the Company’s announced SunriseXA response time issues. The Company did not formally respond to their request, and have not yet seen any pleadings filed in which the lead plaintiffs have sought to add or assert claims. Accordingly, the Company is unable to predict whether new claims may be filed against it, or what effect any new claims could have on the Company. The Company is also unable to predict the nature of any new claims or the damages that may be sought if any new claims are filed.

     The Company is involved in other litigation from time to time that is incidental to its business. In the opinion of management, after consultation with legal counsel, the ultimate outcome of such litigation will not have a material adverse effect on our financial position, results of operations or cash flows.

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

Executive Overview

     The following should be read in conjunction with our unaudited condensed consolidated financial statements, including the notes thereto, which are included elsewhere in this document and with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 as filed with the SEC on March 15, 2004.

     Eclipsys is a healthcare information technology company. We develop and license our proprietary software to hospitals. Our software allows hospitals to automate many of the key clinical, administrative and financial functions that they require. Our software is designed to improve patient care and patient satisfaction for our customers, and allow them to reduce their operating costs and enhance their revenues.

     Our Internet website address is www.eclipsys.com. Our annual reports on FORM 10-K, quarterly reports on FORM 10-Q, current reports on FORM 8-K and amendments thereto that have been filed with the Securities and Exchange Commission, or SEC, are available to you free of charge through a hyperlink on our website.

Background

     We were founded in December 1995 to commercialize an integrated clinical and financial information software system for use by hospitals. Historically, hospitals have operated in a paper environment. This has resulted in patient safety concerns, including avoidable medical errors, duplicative and unnecessary procedures, inefficient use of limited resources, and an inability to track, bill and collect for services rendered. Our software is designed to address these issues by turning data into information that can be easily used, accessed by or provided to the right person, at the right time, in the right place at a hospital. This enables hospital employees to redesign business processes, deliver higher quality care at lower cost, and receive expedited payment for services rendered. Our software also helps hospitals to improve collaboration among physicians, nurses and other healthcare workers across all venues of care.

     We initially grew through a series of strategic acquisitions that were completed in 1999. Our acquisitions were focused on acquiring strong customer bases and advanced software pertaining to the healthcare industry.

     In addition, in 1996 we licensed certain intellectual property on an exclusive basis from Partners HealthCare System, Inc., or Partners. The intellectual property related to clinical workflows including order management and clinical decision support. The Partners licensed technology has been incorporated within our product offerings.

     In March 2004, we acquired CPMRC. CPMRC provides consulting services and clinical content principally to improve and enhance the care process primarily related to the workflow of nurses and interdisciplinary healthcare professionals who provide the majority of hands-on care at the point of service. CPMRC’s evidence–based content and practice guidelines will be incorporated into future releases of SunriseXA. We expect the integration of the CPMRC content within the SunriseXA framework to improve clinical, financial and customer satisfaction by improving the healthcare delivery process.

Product Development

     Since June of 1999, we have primarily focused on taking the intellectual property that we acquired through acquisitions and re-expressing it on a common platform to provide integrated software to our customers. In 1999, we announced the general availability of Sunrise Clinical Manger, or SCM, the first version of our SunriseTM suite of software products. SCM provides advanced knowledge-based clinical decision-support capabilities including physician order entry.

     In 2001, we announced our SunriseXATM strategy. This strategy is to migrate our Sunrise suite of products to an open architecture and platform. SunriseXA’s architecture is built on Microsoft’s .NET Framework, Microsoft SQL Server and the Microsoft Windows family of operating systems. In 2002 and 2003, we announced the general availability of certain components of SunriseXA.

     In October 2003, we identified and announced certain response time issues within components of SunriseXA. Although some of our SunriseXA software components had been implemented in and were working at some customer sites, we determined that the software did not produce acceptable response times for some complex, high-volume hospital environments. To address this issue, we implemented a strategy to allow SunriseXA customers to continue their deployment of SunriseXA which would, at the same time, allow us to continue the development of our advanced SunriseXA solutions. This strategy replaces the affected SunriseXA components with certain components from our SCM product. The response time issue resulted in a product delivery delay for certain of our advanced SunriseXA functionality. The announcement of these issues also impacted the implementation schedules for a number of our customers. As expected, this announcement has had an adverse effect on our first quarter 2004 sales. Additionally, we believe this issue may temporarily continue to make sales more challenging for the affected SunriseXA applications.

     In connection with the response time issue, we recorded a $1.2 million write-down of capitalized software development costs to net realizable value for certain SunriseXA components in the third quarter of 2003. The write-down was included in the costs of systems and services revenue. Also, we believe that the correction of the response time issue is covered by the warranties that we provide to our customers. We intend to remediate the problem for our customers. Accordingly, we established a warranty reserve of $4.4 million in the fourth quarter of 2003, and recorded an additional $450,000 provision in the first quarter of 2004, related to estimated incremental costs associated with this issue. This provision reflects our estimate of warranty-related costs that includes, among other things, implementation and third-party costs for affected customers. Through March 31, 2004, we have incurred approximately $1.0 million in warranty costs related to remediation of the response time issue. As of March 31, 2004 the warranty reserve balance was $3.9 million. Actual warranty costs could differ materially from management’s estimate. Professional services revenue and cash flows will be negatively impacted during the first half of 2004 as we deliver services and incur third-party costs related to this issue.

     In February 2004, the Company released SunriseXA 3.3. The general availability of this release fulfilled a key deliverable expected by our customers in connection with the SunriseXA response time issue. This release was consistent with our strategy. SunriseXA 3.3 went live at two customer sites in April of 2004. Additionally, we are currently in development of a more extensive release of SunriseXA, Release 3.5, which we expect will contain enhanced functionality and will utilize the same database engine and user interface as SunriseXA 3.3. We currently expect SunriseXA 3.5 to be generally available in June 2004.

Operational Initiatives

     During 2001, management made two strategic decisions that significantly impacted our operating results. First, we substantially increased our gross research and development spending, which includes research and development expenses and capitalized software development costs. This decision was made to enable us to bring components of our SunriseXA product line to market more rapidly. Second, we invested heavily in sales and marketing to enhance market awareness surrounding the Company and its products and services. We did this to capitalize on perceived market demand for our products and services. Additionally in 2002, we moved aggressively to change our contracting model, offering our customers with payment terms over time, compared to our historical licensing model in which software fees were paid in advance. We did this to meet the needs of our customers, by matching the timing of their payments to the value that we deliver to them. We believe that this new contracting model makes purchase decisions easier for our customers.

     The change in our contracting model has had a material affect on our business. Most notably, our revenues, gross margins, and cash flows have been affected by our adoption of this approach. Because customers now pay us over time for software and services, our revenue is spread over a longer time period, while a significant portion of our operating expenses remain relatively fixed. For example, in 2003 our gross margins, operating margins, and cash flow from operating activities were negatively impacted from lower upfront software payments. However, we believe that this new contracting model will provide for more predictable revenues on a year over years basis. We believe that over time, our margins will return to historical levels.

     Based upon the foregoing, we consumed cash in 2003 because the cash collections under our new contracting method from new contract signings was not sufficient to offset our higher operating expenses that we incurred. To fund these initiatives, we used a portion of our cash on hand. During 2004, we expect to continue to utilize cash in connection with these initiatives.

     We believe that the most significant issues that we face in 2004 relate to the delivery of SunriseXA 3.5, which we expect to release in June 2004, as well as our ability to sign new business.

Critical Accounting Policies

     We believe there are several accounting policies that are critical to understanding our historical and future performance, as these policies affect the reported amount of revenue and other significant areas involving management’s judgments and estimates. On an ongoing basis, management evaluates and adjusts its estimates and judgments, if necessary. These significant accounting policies relate to revenue recognition, allowance for doubtful accounts, software development and our warranty reserve. Please refer to Note 2 to the audited consolidated financial statements included in the Company’s Annual Report on FORM 10-K for the year ended December 31, 2003 as filed with the SEC on March 15, 2004, for further discussion of our accounting policies, which have not changed materially since that filing.

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

     We recognize revenues in accordance with the provisions of Statement of Position, or SOP, No. 97-2, “Software Revenue Recognition,” as amended by SOP No. 98-9, Staff Accounting Bulletin, or SAB 101, “Revenue Recognition in Financial Statements” (which has been superseded by SAB 104) and Emerging Issues Task Force, or EITF 00-21, “Revenue Arrangements with Multiple Deliverables.” SOP 97-2 and SAB 101, as amended, require among other matters, that there be a signed contract evidencing an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is probable. For those license arrangements in which the fee is not considered fixed or determinable, the license revenue is recognized as payments become due. For arrangements where vendor specific objective evidence or VSOE, only exists for all undelivered elements, we account for the delivered elements in accordance with the “residual method” prescribed by SOP 98-9.

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

Allowance for Doubtful Accounts

     In evaluating the collectability of our accounts receivable, we assess a number of factors including a specific customer’s ability to meet its financial obligations to us, as well as general factors such as the length of time the receivables are past due and historical collection experience. Based on these assessments, we record both specific and general reserves for bad debt to reduce the related receivables to the amount we ultimately expect to collect from customers. If circumstances related to specific customers change, or economic conditions deteriorate such that our past collection experience is no longer relevant, our estimate of the recoverability of our accounts receivable could be further reduced from the levels provided for in the consolidated financial statements.

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

     On October 20, 2003, we announced response time issues with some components of SunriseXA, the newest version of our Sunrise suite of products. To address the issue, we announced a strategy to allow our SunriseXA customers to continue their deployment of SunriseXA, while enabling us to continue the development of our advanced SunriseXA components. Our strategy is to replace the affected SunriseXA components with certain components from our SCM product. As a result, in 2003 we recorded a $1.2 million write-down of capitalized software development costs for certain SunriseXA components to net realizable value. The write-down was included in the cost of systems and services revenues.

Warranty Reserve

     The agreements that we use to license our software to our customers includes a limited warranty. The warranty provides that our software, in its unaltered form, will perform substantially in accordance with the related documentation. Through September 30, 2003, we did not incur any material warranty costs related to our products. Due to the response time issues that we identified in October 2003, we recorded a warranty reserve of $4.4 million at December 31, 2003, and recorded an additional $450,000 provision during the first quarter of 2004, related to the estimated incremental costs associated with this issue. Through March 31, 2004, we have incurred approximately $1.0 million in warranty costs related to remediation of the response time issue. Warranty costs are charged to cost of revenues when they are probable and reasonably estimable. In determining this warranty reserve, we used significant judgments and estimates for the additional professional service hours and third party costs that will be necessary to remedy this issue on a customer-by-customer basis. The timing and amount of our warranty reserve could have been different if we had used other judgments or assumptions in our evaluation.

THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THREE MONTHS ENDED MARCH 31, 2003

Eclipsys Corporation
Statements of Operations Data- Unaudited
(in thousands, except per share data)

	Three Months Ended March 31,
		% of Total		% of Total
	2004	Revenues	2003	Revenues	Change $	Change %
Revenues
Systems and services	$61,807	90.4%	$53,697	94.5%	$8,110	15.1%
Hardware	6,577	9.6%	3,139	5.5%	3,438	109.5%

Total revenues	68,384	100.0%	56,836	100.0%	11,548	20.3%

Costs and expenses
Costs of systems and services revenues	39,857	58.3%	32,804	57.7%	7,053	21.5%
Costs of hardware revenues	5,634	8.2%	2,684	4.7%	2,950	109.9%
Sales and marketing	15,252	22.3%	16,556	29.1%	(1,304)	-7.9%
Research and development	14,911	21.8%	12,984	22.8%	1,927	14.8%
General and administrative	3,167	4.6%	3,364	5.9%	(197)	-5.9%
Depreciation and amortization	3,080	4.5%	2,369	4.2%	711	30.0%

Total costs and expenses	$81,901	119.8%	$70,761	124.5%	$11,140	15.7%

Loss from operations	(13,517)	-19.8%	(13,925)	-24.5%	408
Interest income, net	454	0.7%	900	1.6%	(446)	-49.6%

Loss before income taxes	(13,063)	-19.1%	(13,025)	-22.9%	(38)
Provision for income taxes	—		—		—

Net loss	$(13,063)	-19.1%	$(13,025)	-22.9%	$(38)

Basic loss per share	$(0.28)		$(0.29)		$0.01

Diluted loss per share	$(0.28)		$(0.29)		$0.01

RESULTS OF OPERATIONS

     Total revenues increased $11.5 million, or 20.3%, to $68.4 million for the quarter ended March 31, 2004, compared with $56.8 million for the first quarter of 2003.

     Systems and services revenues increased $8.1 million, or 15.1%, to $61.8 million for the quarter ended March 31, 2004, compared with $53.7 million for the first quarter of 2003. The increase is primarily due to an increase of $9.4 million of revenues generated from arrangements which generally provide for revenue recognition on a monthly basis. These revenues included license fees, remote hosting services, software and hardware maintenance fees, and outsourcing services. This increase is primarily the result of new contracts signed prior to the first quarter of 2004. The new contracts consisted of a high proportion of contracts executed for which revenues are recognized on a monthly basis. We expect these contracts will continue to represent a significant, and potentially growing, proportion of our new contracts. However, because these contracts are characterized by payments being spread over a longer period of time compared to traditional licensing arrangements, we expect cash flows will continue to be negatively impacted in the near future. Additionally, professional services increased $1.8 million as a result of new contracts signed in 2003. These increases were partially offset by a reduction of $0.9 million of networking services and $2.2 million of license fees. We expect both networking services and license fees (other than those recognized on a monthly basis) to continue to fluctuate in future periods.

     Hardware revenues increased $3.4 million, or 109.5%, to $6.6 million for the quarter ended March 31, 2004, compared with $3.1 million for the first quarter of 2003. The increase in hardware revenues was due to increased shipments during the quarter. We expect hardware revenue to continue to fluctuate in future periods.

     Costs of systems and services revenues increased $7.0 million, or 21.5%, to $39.8 million, for the quarter ended March 31, 2004, compared to $32.8 million for the first quarter of 2003. Gross margins on systems and services revenue were 35.5% for the quarter ended

March 31, 2004 compared to 38.9% for the first quarter of 2003. The increase in costs of systems and services revenues were primarily related to higher costs associated with providing our remote hosting and outsourcing services and higher third party costs including royalties.

     Costs of hardware revenues increased $2.9 million, or 109.9%, to $5.6 million for the quarter ended March 31, 2004, compared to $2.7 million for the first quarter of 2003. Gross margins on hardware revenue were substantially flat at 14.3% in the first quarter of 2004 and 14.5% in first quarter 2003. The increase in the cost of hardware revenues was primarily attributable to the increase in hardware revenues discussed above.

     Sales and marketing expenses decreased $1.3 million, or 7.9%, to $15.3 million for the quarter ended March 31, 2004, compared to $16.6 million for the first quarter of 2003. The decrease in sales and marketing expenses was primarily related to decreases in commissions and realignment of sales and marketing functions during the first quarter of 2004.

     Research and development expenses increased $1.9 million, or 14.8%, to $14.9 million, for the quarter ended March 31, 2004, compared to $13.0 million, for the first quarter of 2003. The increase in research and development expenses was due primarily to an increase in the number of development employees. The increase in headcount in this area is consistent with our product development initiative implemented throughout 2003. Capitalized software development costs increased $1.9 million, or 74.0%, to $4.6 million for the quarter ended March 31, 2004, compared to $2.7 million for the same period in 2003. The increase in capitalized software development costs was due to increased costs associated with coding, testing and other related activities for SunriseXA 3.5. Amortization of capitalized software development costs, which is included as a component of costs of systems and systems revenues, increased by approximately $0.2 million, to $1.9 million for the three months ended March 31, 2004, compared to $1.7 million for first quarter of 2003.

     Depreciation and amortization increased $0.7 million, or 30.0%, to $3.0 million, for the quarter ended March 31, 2004, compared to $2.3 million, for the first quarter of 2003. The increase was primarily the result of higher depreciation related to fixed assets purchased in our continued effort to expand our research and development infrastructure and to increase capacity at our Technology Solutions Center.

     Interest income decreased $0.4 million, or 49.6%, to $0.5 million for the quarter ended March 31, 2004, compared to $0.9 million for the first quarter of 2003. This decrease was due to a decline in yields and lower cash and marketable security balances from the same period last year.

     As a result of these factors, we had a net loss of $13.1 million for the quarter ended March 31, 2004, compared to net loss of $13.0 million for the first quarter in 2003.

LIQUIDITY AND CAPITAL RESOURCES

     During the quarter ended March 31, 2004, operations used $9.5 million of cash, primarily related to the payment of year-end bonuses and commissions, an incremental payroll and the impact of our contracting model that spreads payments over a longer period of time. Investing activities used $51.9 million of cash, consisting of a $40.8 million purchase of marketable securities, $4.6 million for the funding of capitalized software development costs, $4.0 million for the purchase of property and equipment and $2.5 million for the acquisition of CPMRC in March 2004. The purchase of property plant and equipment is primarily related to our continued investment in the infrastructure of our Technology Solutions Center for the expansion of our remote hosting services. Financing activities provided $3.2 million of cash, from the exercise of stock options and the employee stock purchase plan.

     As of March 31, 2004, our principal source of liquidity is our combined cash and marketable securities balance of $134.2 million. It is likely that we will continue to have negative cash flows in the near future as we continue the development of our SunriseXA products. Additionally, our contracting method will result in lower cash flows during the early stages of a customer contract. We expect this will continue to impact our short term cash position. Furthermore, we expect that capital expenditures will continue at levels similar to the first quarter of 2004 as we continue to invest in our Technology Solutions Center.

     Our future liquidity requirements will depend on a number of factors including, among other things, the timing and level of our new sales volumes, the cost of our development efforts related to SunriseXA, the success and market acceptance of our future product releases, and other related items. As of March 31, 2004 we did not have any material commitments for capital expenditures. We believe that our current cash and marketable securities balances, combined with our anticipated cash collections from customers will be adequate to meet our liquidity requirements through 2004.

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

     We face a number of risks relating to our recently announced strategy to address SunriseXA response time issues

     In October 2003, we announced the existence of certain response time issues within some components of SunriseXA, the newest version of our Sunrise family of products. We concluded that the root cause of the issue was in the technical design of SunriseXA, which did not adequately support the throughput required in the highly interactive patient care environment. After substantial analysis, we announced and are pursuing a strategy that we believe will address these issues. Our strategy is to replace the affected SunriseXA components with certain components from our SCM product, which is our prior generation, core clinical product. Although we believe that we have made significant progress in implementing that strategy and proving the technical feasibility of our SunriseXA products, we continue to face a variety of risks and uncertainties in this regard including among others, the following:

•	We may encounter technical obstacles and delays in implementing this approach. As we continue to implement our strategy, it is possible that we could discover additional problems with our software.

•	It is possible that the availability of SunriseXA Release 3.5, or the releases of anticipated additional features for our products, may be delayed. This could result in delayed or lost sales.

•	Customers who are currently implementing SunriseXA have faced delays in their implementations. As a result, existing SunriseXA customers could attempt to cancel their contracts with us or seek financial or other concessions from us.

•	As a result of the changes we will make to our SunriseXA product offering, potential customers may find such products less appealing, which could decrease demand for our products.

•	Operating results for the year ended December 31, 2003 reflect a $1.2 million write-down of capitalized software development costs related to certain SunriseXA components and a warranty reserve of $4.4 million related to the anticipated costs associated with the SunriseXA response time issue. In the first quarter of 2004, an additional $450,000 provision was recorded for estimated incremental costs. Although we believe that these reserves are adequate to cover any potential losses, it is possible that we will discover additional facts that lead us to conclude that additional write-offs or reserves may be required.

     These issues could harm our relationships with customers generally and our reputation in the marketplace. This announcement has had an adverse effect on our first quarter 2004 sales. Additionally, we believe this issue may temporarily continue to make sales more challenging for the affected SunriseXA applications.

Our product strategy is dependent on the continued development and support by Microsoft of its Net Framework and other technologies.

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

Given the length of our sales and implementation cycles, if a significant number of our customers delay implementation, our future operating results may suffer

     We have experienced long sales and implementation cycles. How and when to implement, replace, expand or substantially modify an information system, or modify or add business processes, are major decisions for hospitals, our target customer market. Furthermore, our software is expensive and generally requires significant capital expenditures by our customers. The sales cycle for our software ranges from 6 to 18 months or more from initial contact to contract execution. Historically, our implementation cycle has ranged from 6 to 36 months from contract execution to completion of implementation. During the sales and implementation cycles, we will expend substantial time, effort and financial resources preparing contract proposals, negotiating the contract and implementing the software. We may not realize any revenues to offset these expenditures, and, if we do, accounting principles may not allow us to recognize the revenues during corresponding periods. This could harm our future operating results. Additionally, any decision by our customers to delay a purchase or implementation may adversely affect our revenues.

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

Because in many cases, we recognize revenues for our software monthly over the term of a customer contract, downturns or upturns in sales will not be fully reflected in our operating results until future periods.

     We recognize as significant portion of our revenues from customers monthly over the terms of their agreements, which are typically 7 years and can be up to 10 years for outsourcing arrangements. As a result, much of the revenue that we report each quarter is attributable to agreements executed during prior quarters. Consequently, a decline in sales, client renewals, or market acceptance of our products in one quarter, does not necessarily reflect revenues in that quarter, and may negatively affect our revenues and profitability in future quarters. In addition, we may be unable to adjust our cost structure to reflect these reduced revenues. This monthly revenue recognition also makes it difficult for us to rapidly increase our revenues through additional sales in any period, as revenues from new customers must be recognized over the applicable agreement term.

We operate in an intensely competitive market that includes companies that have greater financial, technical and marketing resources than we do

We operate in a market that is intensely competitive. Our principal competitors include Cerner Corporation, Epic Systems Corporation, GE Medical Systems, IDX Systems Corporation, McKesson Corporation, QuadraMed and Siemens AG. We also face competition from providers of practice management systems, general decision support, database systems and other segment-specific applications, as well as from HIT consultants. A number of existing and potential competitors are more established than we are, and have greater name recognition and financial, technical and marketing resources than we do. We expect that competition will continue to increase. Increased competition could harm our business.

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

Potential regulation by the U.S. Food and Drug Administration of our products as medical devices could impose increased costs, delay the introduction of new products and hurt our business

     The U.S. Food and Drug Administration, or FDA, is likely to become increasingly active in regulating computer software intended for use in the healthcare setting. The FDA has increasingly focused on the regulation of computer products and computer-assisted products as medical devices under the Food, Drug, and Cosmetic Act, or the FDC Act. If the FDA chooses to regulate any of our products as medical devices, it can impose extensive requirements upon us, including the following:

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

     HIPPA imposes national health data standards on (i) health care providers that conduct electronic health transactions; (ii) health care clearinghouses that convert health data between HIPAA-compliant and non-compliant formats; and (iii) health plans. Collectively, these groups are known as Covered Entities. The HIPAA standards prescribe transaction formats and code sets for electronic health transactions; protect individual privacy by limiting the uses and disclosures of individually identifiable health information; and require Covered Entities to implement administrative, physical and technological safeguards to ensure the confidentiality, integrity, availability and security of individually identifiable health information in electronic form. Though we are not a covered entity, most of our customers are and require that our software and services be HIPAA compliant.

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

Our products are used to assist clinical decision-making and provide information about patient medical histories and treatment plans, and if these products fail to provide accurate and timely information, our customers could assert claims against us that could result in substantial cost to us, harm our reputation in the industry and cause demand for our products to decline

     We provide products that among other things, assist in clinical decision-making, provide access to patient medical histories and assist in creating patient treatment plans. If our software fails to provide accurate and timely information, customers could assert liability claims against us. Litigation with respect to liability claims, regardless of its outcome, could result in substantial cost to us, divert management’s attention from operations and decrease market acceptance of our products. We attempt to limit by contract our liability for damages arising from negligence, errors or mistakes. In addition, we require that our customers approve all system rules and protocols. Despite these precautions, the limitations of liability set forth in our contracts may not be enforceable or may not otherwise protect us from liability for damages. We maintain general liability insurance coverage, including coverage for errors or omissions. However, this coverage may not continue to be available on acceptable terms or may not be available in sufficient amounts to cover one or more large claims against us. In addition, the insurer might disclaim coverage as to any future claim. One or more large claims could exceed our available insurance coverage.

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

     An important element of our business strategy has been expansion through acquisitions. Since 1997, we have completed ten acquisitions.

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

We face litigation that could force us to pay significant damages and could distract our management team

     From July through September 2002, the Company and three of its then current officers (Messrs. Robert J. Colletti, John T. Patton and Harvey J. Wilson) were named in seven complaints filed by purported shareholders of the Company in the United States District Court, Southern District of Florida, West Palm Beach Division, or the District Court. Each complaint sought certification as a class and monetary damages, and alleged that we and the named officers violated federal securities laws.

     On February 4, 2003, the District Court issued an order that consolidated all seven cases into one single case and appointed the City of Philadelphia Board of Pensions and Retirement, Louis Giannakokas and Norman K. Mielziner to serve as lead plaintiffs. On April 30, 2003, the plaintiffs filed with the District Court an amended, consolidated complaint, or the Amended Complaint. On July 31, 2003, the Company filed a motion to dismiss the Amended Complaint. On September 16, 2003, the plaintiffs filed opposition papers to the motion to dismiss, and the Company filed a brief on October 16, 2003. On November 4, 2003, the District Court granted the Company’s motion to dismiss the Amended Complaint in its entirety. In so doing, the District Court granted the plaintiffs fifteen days to file a further amended complaint that conformed to applicable law as well as the District Court’s ruling. The plaintiffs subsequently obtained an extension of that fifteen day deadline.

     On December 5, 2003, the plaintiffs filed with the District Court their second amended complaint, or the Second Amended Complaint. In it, among other things, the plaintiffs reduced the class period by a total of eight months and eliminated numerous allegations that had been contained in the Amended Complaint. On January 5, 2004, the Company filed a motion to dismiss the Second Amended Complaint. The plaintiffs filed opposition papers to the motion on February 20, 2004. On March 19, 2004, the Company filed a brief in further support of its motion. On April 1, 2004, the District Court issued an order granting the Company’s motion and dismissing in its entirety the plaintiff’s Second Amended Complaint. In the order, the District Court granted the plaintiffs fifteen days to file a further amended complaint that conformed to applicable law as well as the District Court’s ruling. The deadline for the plaintiffs to file a further amended complaint expired on April 16, 2004. The plaintiffs did not file a further amended complaint prior to the District Court’s deadline. In addition, on May 10, 2004, the plaintiffs consented to dismissal of the lawsuit and, in doing, waived all rights to appeal the dismissal.

     Separately, in October 2003, the Company was contacted by the attorneys for the lead plaintiffs who sought the Company’s consent to their filing of an amended complaint that would add new counts asserting new claims and a new class period due to the Company’s announced SunriseXA response time issues. The Company did not formally respond to their request, and have not yet seen any pleadings filed in which the lead plaintiffs have sought to add or assert claims. Accordingly, the Company is unable to predict whether new claims may be filed against it, or what effect any new claims could have on the Company. The Company is also unable to predict the nature of any new claims or the damages that may be sought if any new claims are filed.

     The Company is involved in other litigation from time to time that is incidental to its business. In the opinion of management, after consultation with legal counsel, the ultimate outcome of such litigation will not have a material adverse effect on our financial position, results of operation or cash flows.

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

     Our charter documents contain additional anti-takeover devices including:

-	only one of the three classes of directors is elected each year;

-	the ability of our stockholders to remove directors, without cause, is limited;

-	the right of stockholders to act by written consent has been eliminated;

-	the right of stockholders to call a special meeting of stockholders has been eliminated; and

-	advance notice must be given to nominate directors or submit proposals for consideration at stockholder meetings.

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

Annualized interest income based upon hypothetical values for cash and marketable securities combined balances and interest rates:*

Hypothetical Interest Rate	Combined cash and cash equivalents and marketable securities balances (in thousands)
	$100,000	$120,000	$150,000

1.5%	$1,500	$1,800	$2,250
2.0%	2,000	2,400	3,000
2.5%	2,500	3,000	3,750
3.0%	3,000	3,600	4,500
3.5%	3,500	4,200	5,250
4.0%	4,000	4,800	6,000

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

     We do not currently enter into foreign currency hedge transactions. Through March 31, 2004, foreign currency fluctuations have not had a material impact on our financial position or results of operations.

ITEM 4. CONTROLS AND PROCEDURES

     Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a – 15 (e) and 15d – 15 (e) under the Exchange Act) as of March 31, 2004. Based on this evaluation, Eclipsys’ chief executive officer and chief financial officer concluded that, as of March 31, 2004, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms.

     No change in our internal control over financial reporting (as defined in Rules 13a – 15 (f) and 15d – 15 (f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.

ITEM 1. LEGAL PROCEEDINGS

     From July through September 2002, the Company and three of its then current officers (Messrs. Robert J. Colletti, John T. Patton and Harvey J. Wilson) were named in seven complaints filed by purported shareholders of the Company in the United States District Court, Southern District of Florida, West Palm Beach Division, or the District Court. Each complaint sought certification as a class and monetary damages, and alleged that the Company and the named officers violated federal securities laws.

     On February 4, 2003, the District Court issued an order that consolidated all seven cases into one single case and appointed the City of Philadelphia Board of Pensions and Retirement, Louis Giannakokas and Norman K. Mielziner to serve as lead plaintiffs. On April 30, 2003, the plaintiffs filed with the District Court an amended, consolidated complaint, or the Amended Complaint. On July 31, 2003, the Company filed a motion to dismiss the Amended Complaint. On September 16, 2003, the plaintiffs filed opposition papers to the motion to dismiss, and the Company filed a brief on October 16, 2003. On November 4, 2003, the District Court granted the Company’s motion to dismiss the Amended Complaint in its entirety. In so doing, the District Court granted the plaintiffs fifteen days to file a further amended complaint that conformed to applicable law as well as the District Court’s ruling. The plaintiffs subsequently obtained an extension of that fifteen day deadline.

     On December 5, 2003, the plaintiffs filed with the District Court their second amended complaint, or the Second Amended Complaint. In it, among other things, the plaintiffs reduced the class period by a total of eight months and eliminated numerous allegations that had been contained in the Amended Complaint. On January 5, 2004, the Company filed a motion to dismiss the Second Amended Complaint. The plaintiffs filed opposition papers to the motion on February 20, 2004. On March 19, 2004, the Company filed a brief in further support of its motion. On April 1, 2004, the District Court issued an order granting the Company’s motion and dismissing in its entirety the plaintiff’s Second Amended Complaint. In the order, the District Court granted the plaintiffs fifteen days to file a further amended complaint that conformed to applicable law as well as the District Court’s ruling. The deadline for the plaintiffs to file a further amended complaint expired on April 16, 2004. The plaintiffs did not file a further amended complaint prior to the District Court’s deadline. In addition, on May 10, 2004, the plaintiffs consented to dismissal of the lawsuit and, in doing, waived all rights to appeal the dismissal.

     Separately, in October 2003, the Company was contacted by the attorneys for the lead plaintiffs who sought the Company’s consent to their filing of an amended complaint that would add new counts asserting new claims and a new class period due to the Company’s announced SunriseXA response time issues. The Company did not formally respond to their request, and have not yet seen any pleadings filed in which the lead plaintiffs have sought to add or assert claims. Accordingly, the Company is unable to predict whether new claims may be filed against it, or what effect any new claims could have on the Company. The Company is also unable to predict the nature of any new claims or the damages that may be sought if any new claims are filed.

     The Company is involved in other litigation from time to time that is incidental to its business. In the opinion of management, after consultation with legal counsel, the ultimate outcome of such litigation will not have a material adverse effect on our financial position, results of operation or cash flows.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits: See Index to exhibits.

(b) Reports on Form 8-K:

     (1) On April 27, 2004, Eclipsys filed a report on Form 8-K relating to its financial results for the fiscal quarter ended March 31, 2004, as presented in a press release on April 27, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ECLIPSYS CORPORATION

Date: May 10, 2004	/s/ Robert J. Colletti

Robert J. Colletti
Senior Vice President and
Chief Financial Officer
(Principal financial officer
and duly authorized officer)

ECLIPSYS CORPORATION
EXHIBIT INDEX

EXHIBIT
NO.	DESCRIPTION
31.1	Certification of Paul L. Ruflin

31.2	Certification of Robert J. Colletti

32	Certification Pursuant to 18 U.S.C. Section 1350