Form 10-Q
period 2004-06-30
ECLIPSYS CORP
filed 2004-08-09
CIK 1034088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

COMMISSION FILE NUMBER: 000-24539

ECLIPSYS CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	65-0632092
(State of Incorporation)	(IRS Employer Identification Number)

1750 Clint Moore Road
Boca Raton, Florida
33487
(Address of principal executive offices)

561-322-4321
(Telephone number of registrant)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing for the past 90 days. Yes ☑ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Shares outstanding as of July 26, 2004
Common Stock, $.01 par value	46,710,932

ECLIPSYS CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2004

     PART I.

     ITEM 1.

ECLIPSYS CORPORATION
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands)

	June 30,	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$84,656	$151,683
Marketable securities	40,818	—
Accounts receivable, net	54,009	54,903
Inventory	1,712	530
Prepaid expenses	10,759	13,989
Other current assets	1,095	1,004

Total current assets	193,049	222,109
Property and equipment, net	32,932	32,304
Capitalized software development costs, net	29,951	25,260
Intangibles assets, net	3,030	—
Goodwill	2,180	454
Other assets	16,060	15,656

TOTAL ASSETS	$277,202	$295,783

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Deferred revenue	$92,620	$91,782
Accounts payable	17,029	18,415
Accrued compensation costs	15,681	17,189
Other current liabilities	15,554	15,169

Total current liabilities	140,884	142,555
Deferred revenue	8,821	9,390
Other long-term liabilities	147	684
Stockholders’ Equity:
Common stock	467	460
Additional paid-in capital	418,754	411,634
Unearned stock compensation	(683)	(795)
Accumulated deficit	(290,801)	(267,778)
Accumulated other comprehensive income	(387)	(367)

Total stockholders’ equity	127,350	143,154

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$277,202	$295,783

     The accompanying notes are in integral part of these unaudited condensed consolidated financial statements

ECLIPSYS CORPORATION
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share amounts)

	THREE MONTHS		SIX MONTHS
	ENDED JUNE 30,		ENDED JUNE 30,
	2004	2003	2004	2003
REVENUES
Systems and services	$68,597	$58,381	$130,404	$112,078
Hardware	5,046	5,005	11,623	8,144

TOTAL REVENUES	73,643	63,386	142,027	120,222
COSTS AND EXPENSES
Costs of systems and services revenues	41,795	33,900	81,651	66,704
Costs of hardware revenues	4,337	4,163	9,971	6,847
Sales and marketing	15,458	17,719	30,710	34,274
Research and development	14,536	13,535	29,446	26,519
General and administrative	4,407	3,420	7,575	6,784
Depreciation and amortization	3,295	2,500	6,376	4,869

TOTAL COSTS AND EXPENSES	83,828	75,237	165,729	145,997
LOSS FROM OPERATIONS	(10,185)	(11,851)	(23,702)	(25,775)
Interest income, net	225	831	679	1,731

LOSS BEFORE INCOME TAXES	(9,960)	(11,020)	(23,023)	(24,044)
Provision for income taxes	—	—	—	—

NET LOSS	$(9,960)	$(11,020)	$(23,023)	$(24,044)

BASIC NET LOSS PER COMMON SHARE	$(0.21)	$(0.24)	$(0.50)	$(0.53)

DILUTED NET LOSS PER COMMON SHARE	$(0.21)	$(0.24)	$(0.50)	$(0.53)

BASIC WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	46,573	45,289	46,228	45,179

DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	46,573	45,289	46,228	45,179

     The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ECLIPSYS CORPORATION
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2004	2003	2004	2003
OPERATING ACTIVITIES
Net loss	$(9,960)	$(11,020)	$(23,023)	$(24,044)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,226	5,211	12,251	10,002
Provision for bad debts	450	650	1,000	1,200
Stock compensation expense	105	56	161	112
Changes in operating assets and liabilities:
Accounts receivable	(4,986)	(3,510)	(106)	(1,930)
Inventory	21	120	(1,148)	(35)
Other current assets	966	841	3,139	2,766
Other assets	(459)	(3,436)	(2,450)	(3,848)
Deferred revenue	3,027	1,430	269	7,238
Accrued compensation costs	2,525	2,496	(1,508)	232
Other current liabilities	(1,334)	4,968	(1,001)	7,222
Other long-term liabilities	(5)	485	(537)	529

Total adjustments to reconcile net loss to net cash used in operating activities	6,536	9,311	10,070	23,488

NET CASH USED IN OPERATING ACTIVITIES	(3,424)	(1,709)	(12,953)	(556)
INVESTING ACTIVITIES
Purchases of property and equipment	(2,777)	(4,019)	(6,795)	(6,652)
Purchases of marketable securities, net	(10)	(455)	(40,818)	(52,904)
Capitalized software development costs	(3,881)	(4,897)	(8,519)	(7,563)
Cash paid for acquisition	—	—	(2,500)	—

NET CASH USED IN INVESTING ACTIVITIES	(6,668)	(9,371)	(58,632)	(67,119)
FINANCING ACTIVITIES
Exercise of stock options	497	943	2,914	951
Proceeds from employee stock purchase plan	882	688	1,664	1,279

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,379	1,631	4,578	2,230

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENT	(9)	34	(20)	42
NET DECREASE IN CASH AND CASH EQUIVALENTS	(8,722)	(9,415)	(67,027)	(65,403)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	93,378	127,512	151,683	183,500

CASH AND CASH EQUIVALENTS, END OF PERIOD	84,656	$118,097	84,656	$118,097

SUPPLEMENTAL DISCLOSURE
Non-cash investing activities:
Issuance of shares for acquisition	$—	$—	$2,500	$—

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

     The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of annual results. The Company manages its business as one reportable segment.

     The unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and the notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 that was filed with the SEC on March 15, 2004.

2. ACQUISITION

     In March 2004, the Company acquired CPM Resource Center, LTD or CPMRC. CPMRC provides consulting services and clinical content principally to improve and enhance the care process primarily related to the workflow of nurses and interdisciplinary healthcare professionals who provide the majority of hands-on care at the point of service. CPMRC’s evidence–based content and practice guidelines are incorporated in the latest release of our clinical product. The Company paid $2.5 million in cash and issued 184,202 shares of common stock for CPMRC, for total consideration of $5.0 million. Additionally, the prior owners of CPMRC may earn an additional $12.5 million over the next 5 year period based on future operating results. The operating results of CPMRC are reflected with those of the Company for the three and six months ended June 30, 2004, from the date of acquisition. The Company did not present unaudited pro forma results of operations of Eclipsys and CPMRC for the three and six months ended June 30, 2004 and 2003 because our pro forma results for those periods would not be materially different from our actual results for those periods.

     As a result of the acquisition, the Company recorded approximately $1.7 million in non amortizable goodwill and $3.2 million in amortizable intangible assets. Amortizable intangible assets include customer relationships and intellectual property and will be amortized over a seven and five year period, respectively. The non amortizable goodwill is not tax deductible.

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

     The Company has adopted the disclosure-only provisions of SFAS 123. Had compensation cost for the Company’s stock option grants described above been determined based on the fair value at the grant date for awards in 2003 and 2004, consistent with the provisions of SFAS 123, the Company’s net loss and loss per share would have been the pro forma amounts indicated below for the three and six month periods ended June 30, 2004 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net loss:
As reported	$(9,960)	$(11,020)	$(23,023)	$(24,044)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	105	56	161	112
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(2,666)	(4,073)	(5,479)	(9,364)

Pro forma	(12,521)	(15,037)	(28,341)	(33,296)
Basic net loss per share:
As reported	(0.21)	(0.24)	(0.50)	(0.53)
Pro forma	(0.27)	(0.33)	(0.61)	(0.74)
Diluted net loss per share:
As reported	(0.21)	(0.24)	(0.50)	(0.53)
Pro forma	(0.27)	(0.33)	(0.61)	(0.74)

4. MARKETABLE SECURITIES

     Marketable securities consist of funds that are highly liquid and are classified as available-for-sale. Marketable securities are recorded at fair value, and unrealized gains and losses are recorded as a component of other comprehensive income.

5. ACCOUNTS RECEIVABLE

     Accounts receivable was comprised of the following (in thousands):

	June 30,	December 31,
	2004	2003
Accounts Receivable:
Billed accounts receivable, net	$45,462	$49,150
Unbilled accounts receivable, net	8,547	5,753

Total accounts receivable, net	$54,009	$54,903

     The non-current portion of unbilled accounts receivable is included in other assets and was $1.3 million as of June 30, 2004 and $962,000 as of December 31, 2003.

6. WARRANTY RESERVE

     The agreements that we use to license our software to our customers include a limited warranty. The warranty provides that the product, in its unaltered form, will perform substantially in accordance with the related documentation. Through September 30, 2003, Eclipsys had not incurred any material warranty costs related to its products. Due to the SunriseXA response time issues that we identified during the fourth quarter of 2003, we recorded a warranty accrual of $4.4 million at December 31, 2003. During the first three months of 2004, the Company recorded an additional $450,000 provision related to the response time issues. Warranty costs are charged to costs of systems of services revenues when they are probable and reasonably estimable. A summary of the activity in our warranty reserve was as follows (in thousands):

	June 30,	March 31,	December 31,
	2004	2004	2003
Beginning Balance:	$3,891	$4,400	$—
Provision for warranty	—	450	4,400
Warranty utilized	(324)	(959)	—

Ending Balance	$3,567	$3,891	$4,400

7. GOODWILL AND OTHER INTANGIBLE ASSETS

     The components of goodwill and other intangible assets were as follows (in thousands):

	As of June 30, 2004			As of December 31, 2003
	Gross			Gross
	Carrying	Accumulated	Net	Carrying	Accumulated	Net
	Amount	Amortization	Balance	Amount	Amortization	Balance
Amortized intangible assets:
Customer relationships	$287	$(13)	$274	—	—	—
Intellectual property	2,953	(197)	2,756	—	—	—

	3,240	(210)	3,030	—	—	—
Unamortized intangible assets:				—	—	—
Goodwill	454	—	454	$454	—	$454
Goodwill acquired during the period	1,726	—	1,726	—	—	—

	2,180	—	2,180	454	—	454
Total goodwill and other intangible assets	$5,420	$(210)	$5,210	$454	$—	$454

     The estimated amortization for the next five fiscal years is as follows (in thousands):

For the year ending December 31,
2004	$526
2005	632
2006	632
2007	632
2008	632
Thereafter	186

$3,240

8. OTHER COMPREHENSIVE LOSS

     The components of other comprehensive loss were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net loss	$(9,960)	$(11,020)	$(23,023)	$(24,044)
Unrealized loss on available-for-sale marketable securities arising during the period	—	(164)	—	(164)
Foreign currency translation adjustment	(9)	34	(20)	42

Total comprehensive loss	$(9,969)	$(11,150)	$(23,043)	$(24,166)

9. LEGAL ACTION

     As previously disclosed, from July through September 2002, the Company and three of its then current officers were named in a series of complaints filed by purported shareholders. Each complaint sought certification as a class and monetary damages, and alleged that the Company and the named officers violated federal securities laws. These complaints were ultimately consolidated into a single case, which was dismissed by the District Court in November 2003 and was re-filed by the plaintiffs in December 2003 in the form of a Second Amended Complaint. The Company then moved to dismiss the Second Amended Complaint.

     On April 1, 2004, the District Court issued an order granting the Company’s motion and dismissing in its entirety the plaintiffs’ Second Amended Complaint. In the order, the District Court granted the plaintiffs fifteen days to file a further amended complaint that conformed to applicable law as well as the District Court’s ruling. The deadline for the plaintiffs to file a further amended complaint expired on April 16, 2004. The plaintiffs did not file a further amended complaint prior to the District Court’s deadline. In addition, on May 10, 2004, the plaintiffs consented to dismissal of the lawsuit and, in so doing, waived all rights to appeal the dismissal.

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

     In March 2004, we acquired CPMRC. CPMRC provides consulting services and clinical content principally to improve and enhance the care process primarily related to the workflow of nurses and interdisciplinary healthcare professionals who provide the majority of hands-on care at the point of service. CPMRC’s evidence–based content and practice guidelines are incorporated in the latest release of our clinical product. We expect this integration of the CPMRC content within the SunriseXA framework to improve clinical, financial and customer satisfaction by improving the healthcare delivery process.

Product Development

     Since June of 1999, we have primarily focused on re-expressing the intellectual property that we acquired through acquisitions on a common platform to provide integrated software to our customers. In 1999, we announced the general availability of Sunrise Clinical Manger, or SCM, the first version of our SunriseTM suite of software products. SCM provides advanced knowledge-based clinical decision-support capabilities including physician order entry.

     In 2001, we announced our SunriseXATM strategy. This strategy was to migrate our Sunrise suite of products to an open architecture and platform. SunriseXA’s architecture is built on Microsoft’s .NET Framework, Microsoft SQL Server and the Microsoft Windows family of operating systems. In 2002 and 2003, we announced the general availability of some components of SunriseXA.

     In October 2003, we identified and announced some response time issues within components of SunriseXA. Although some of our SunriseXA software components had been implemented in and were working at some customer sites, we determined that the software did not produce acceptable response times for some complex, high-volume hospital environments. To address this issue, we implemented a strategy to allow SunriseXA customers to continue their deployment of SunriseXA which would, at the same time, allow us to continue the development of our advanced SunriseXA solutions. This strategy was to replace the affected SunriseXA components with components from our SCM product, which is our prior generation, core clinical product. The response time issue resulted in a product delivery delay for some of our advanced SunriseXA functionality. The announcement of these issues also impacted the implementation schedules for a number of our customers. As expected, this announcement has had an adverse effect on our sales for the first half of 2004.

     In connection with the response time issue, we recorded a $1.2 million write-down of capitalized software development costs to net realizable value for some SunriseXA components in the third quarter of 2003. The write-down was included in the costs of systems and services revenue. Also, we believe that the correction of the response time issue is covered by the warranties that we provide to our customers. We intend to continue to remediate the problem for our customers. Accordingly, we established a warranty reserve of $4.4 million in the fourth quarter of 2003, and recorded an additional $450,000 reserve in the first quarter of 2004, related to estimated incremental costs associated with this issue. This provision reflected our estimate of warranty-related costs that includes, among other things, implementation and third-party costs for affected customers. Through June 30, 2004, we had expended approximately $1.3 million in warranty costs related to remediation of the response time issue. As of June 30, 2004 the warranty reserve balance was $3.6 million. Actual warranty costs could differ materially from management’s estimate. Professional services revenue and cash flows have been and will continue to be negatively impacted as we fulfill these obligations.

     In June 2004, the Company released Sunrise Clinical Manager 3.5 XA. The general availability of this release fulfilled a key deliverable expected by our customers in connection with the SunriseXA response time issue. This release was consistent with our strategy and contains enhanced functionality as planned by the Company. Sunrise Clinical Manager 3.5 XA went live at two customer sites in July of 2004.

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

     The change in our contracting model has had a material effect on our business. Most notably, our revenues, gross margins, and cash flows have been affected by our adoption of this approach. Because customers now pay us over time for software and services, our revenue is spread over a longer time period, while a significant portion of our operating expenses remain relatively fixed. For example, in 2003 our gross margins, operating margins, and cash flows from operating activities were negatively impacted from lower upfront software payments. However, we believe that this new contracting model will provide for more predictable revenues on a year over year basis. We believe that over time, our margins will trend back toward historical levels.

     Based upon the foregoing, we consumed cash in 2003 because the cash collections under our new contracting method from new contract signings was not sufficient to offset our higher operating expenses that we incurred. To fund these initiatives, we used a portion of our cash on hand. During 2004, we expect to continue to utilize cash in connection with these initiatives.

     We believe that the most significant issue that we face for the remainder of 2004 is our ability to sign new business.

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

     We recognize revenues in accordance with the provisions of Statement of Position, or SOP, No. 97-2, “Software Revenue Recognition,” as amended by SOP No. 98-9, Staff Accounting Bulletin, or SAB 104, “Revenue Recognition” and Emerging Issues Task Force, or EITF 00-21, “Revenue Arrangements with Multiple Deliverables.” SOP 97-2 and SAB 101, as amended, require among other matters, that there be a signed contract evidencing an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is probable. For those license arrangements in which the fee is not considered fixed or determinable, the license revenue is recognized as payments become due. For arrangements where vendor specific objective evidence or VSOE, only exists for all undelivered elements, we account for the delivered elements in accordance with the “residual method” prescribed by SOP 98-9.

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

     We also enter into arrangements that typically include multiple software products (including the right to future products within the suites purchased and/or platform protection rights that do not qualify as exchange rights), implementation and consulting services, maintenance and, where desired by the customer, outsourcing and remote hosting services. The customer is entitled to these elements throughout the term of the arrangements, which generally range from 7 to 10 years. Payments are due annually, quarterly or monthly over the term of the arrangement. For these arrangements, revenue is recognized monthly over the term of the agreement. In these arrangements, we capitalize related direct costs consisting of third party software costs and direct software implementation costs. These costs are amortized over the term of the arrangement.

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

Warranty Reserve

     The agreements that we use to license our software to our customers includes a limited warranty. The warranty provides that our software, in its unaltered form, will perform substantially in accordance with the related documentation. Through September 30, 2003, we did not incur any material warranty costs related to our products. Due to the response time issues that we identified in October 2003, we recorded a warranty reserve of $4.4 million at December 31, 2003, and recorded an additional $450,000 provision during the first quarter of 2004, related to the estimated incremental costs associated with this issue. Through June 30, 2004, we have expended approximately $1.3 million in warranty costs related to remediation of the response time issue. Warranty costs are charged to cost of revenues when they are probable and reasonably estimable. In determining this warranty reserve, we used significant judgments and estimates for the additional professional service hours and third party costs that will be necessary to remedy this issue on a customer-by-customer basis. The timing and amount of our warranty reserve could have been different if we had used other judgments or assumptions in our evaluation.

THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO THREE MONTHS ENDED JUNE 30, 2003

Eclipsys Corporation
Statement of Operations Data — Unaudited
(in thousands)

	Three Months Ended June 30,
		% of Total		% of Total
	2004	Revenues	2003	Revenues	Change $	Change %
Revenues
Systems and services	$68,597	93.1%	$58,381	92.1%	$10,216	17.5%
Hardware	5,046	6.9%	5,005	7.9%	41	0.8%

Total revenues	73,643	100.0%	63,386	100.0%	10,257	16.2%

Costs and expenses
Costs of systems and services revenues	41,795	56.8%	33,900	53.5%	(7,895)	-23.3%
Costs of hardware revenues	4,337	5.9%	4,163	6.6%	(174)	-4.2%
Sales and marketing	15,458	21.0%	17,719	28.0%	2,261	12.8%
Research and development	14,536	19.7%	13,535	21.4%	(1,001)	-7.4%
General and administrative	4,407	6.0%	3,420	5.4%	(987)	-28.9%
Depreciation and amortization	3,295	4.5%	2,500	3.9%	(795)	-31.8%

Total costs and expenses	83,828	113.8%	75,237	118.7%	(8,591)	-11.4%

Loss from operations	(10,185)	-13.8%	(11,851)	-18.7%	1,666	14.0%
Interest income, net	225	0.3%	831	1.3%	(606)	-72.9%

Loss before income taxes	(9,960)	-13.5%	(11,020)	-17.4%	1,060	9.6%
Provision for income taxes	—		—

Net loss	$(9,960)	-13.5%	$(11,020)	-17.4%	$1,060	9.6%

Basic net loss per share	$(0.21)		$(0.24)		$0.03

Diluted net loss per share	$(0.21)		$(0.24)		$0.03

RESULTS OF OPERATIONS

     Total revenues increased $10.3 million, or 16.2%, to $73.6 million for the quarter ended June 30, 2004 compared to $63.4 million for the same period in 2003.

     Systems and services revenues increased $10.2 million, or 17.5%, to $68.6 million for the quarter ended June 30, 2004 compared to $58.4 million for the same period in 2003. The improvement is primarily due to an increase of $7.6 million of revenues generated from arrangements which generally provide for revenue recognition on a monthly basis. These revenues included license fees, remote hosting services, software and hardware maintenance fees, and outsourcing services. This increase is primarily the result of new contracts signed prior to the second quarter of 2004. We expect these types of contracts will continue to represent a significant, and potentially growing, proportion of our new contracts. However, because these contracts are characterized by payments being spread over a longer period of time compared to traditional licensing arrangements, we expect cash flows will continue to be negatively impacted in the near future.

     In addition, the professional services portion of systems and services revenues increased $2.3 million as customers moved forward with implementation activities including several activations during the period. We expect professional services to continue to fluctuate in future periods based on several factors, including the timing of future releases, available customer resources and other customer decisions.

     Finally, network services increased $2.4 million as a result of increased activities at numerous customer sites. These increases were partially offset by a reduction of $2.1 million of license fees. We expect both networking services and license fees (other than those recognized on a monthly basis) to continue to fluctuate in future periods.

     Hardware revenues for the quarter ended June 30, 2004 remained substantially unchanged compared to the same period in 2003. We expect hardware revenues to continue to fluctuate in future periods.

     Costs of systems and services revenues increased $7.9 million, or 23.3%, to $41.8 million, for the quarter ended June 30, 2004 compared to $33.9 million for the same period in 2003. Gross margins on systems and services revenues were 39.1% for the quarter ended June 30, 2004 compared to 41.9% for the same period in 2003. The increase in costs of systems and services revenues were primarily related to higher costs associated with providing our remote hosting and outsourcing services as revenues increased in these areas and to higher third party costs including royalties.

     Costs of hardware revenues were substantially flat at $4.3 million for the quarter ended June 30, 2004 compared to $4.2 million for the same period in 2003. Gross margins on hardware revenues decreased to 14.0% for the quarter ended June 30, 2004 compared to 16.8% for the same period in 2003.

     Sales and marketing expenses decreased $2.3 million, or 12.8%, to $15.5 million for the quarter ended June 30, 2004 compared to $17.7 million for the same period in 2003. The decrease in sales and marketing expenses was primarily related to a decrease in payroll related costs, including the realignment of sales and marketing functions during the first quarter of 2004. Sales and marketing is expected to increase during the second half of 2004 due to the timing of contract signings and the timing of key marketing events.

     Research and development expenses increased $1.0 million or 7.4% to $14.5 million for the quarter ended June 30, 2004 compared to $13.5 million for the same period in 2003. The increase in research and development expenses was due primarily to an increase in the number of development employees. The increase in headcount in this area is consistent with our product development initiative implemented throughout 2003. Capitalized software development costs decreased $1.0 million or 20.8% to $3.9 million for the quarter ended June 30, 2004 compared to $4.9 million for the same period in 2003. The decrease in capitalized software development costs was due to decreased costs associated with coding, testing and other related activities for Sunrise Clinical Manager 3.5 XA. Amortization of capitalized software development costs, which is included as a component of costs of systems and systems revenues, was flat at $1.9 million for the quarter ended June 30, 2004 and for the same period in 2003. Amortization expense is expected to increase starting in the third quarter of 2004 due to the release of Sunrise Clinical Manager 3.5 XA.

     General and administrative expenses increased approximately $1.0 million primarily due to increased legal costs. Legal costs increased due to litigation incurred in the ordinary course of business. We expect legal fees to be lower for the remainder of 2004.

     Depreciation and amortization increased $0.8 million, or 31.8%, to $3.3 million, for the quarter ended June 30, 2004 compared to $2.5 million for the same period in 2003. The increase was primarily the result of higher depreciation related to fixed assets purchased in our continued effort to expand capacity at our Technology Solutions Center.

     Interest income decreased $0.6 million or 72.9% to $0.2 million for the quarter ended June 30, 2004 compared to $0.8 million for the same period in 2003. This decrease was due to a decline in yields and lower cash and marketable security balances from the same period last year.

     As a result of these factors, we had a net loss of $10.0 million for the quarter ended June 30, 2004 compared to a net loss of $11.0 million for the same period in 2003.

SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO SIX MONTHS ENDED JUNE 30, 2003

Eclipsys Corporation
Statement of Operations Data — Unaudited
(in thousands)

	Six Months Ended June 30,
		% of Total		% of Total
	2004	Revenues	2003	Revenues	Change $	Change %
Revenues
Systems and services	$130,404	91.8%	$112,078	93.2%	$18,326	16.4%
Hardware	11,623	8.2%	8,144	6.8%	3,479	42.7%

Total revenues	142,027	100.0%	120,222	100.0%	21,805	18.1%

Costs and expenses
Costs of systems and services revenues	81,651	57.5%	66,704	55.5%	(14,947)	-22.4%
Costs of hardware revenues	9,971	7.0%	6,847	5.7%	(3,124)	-45.6%
Sales and marketing	30,710	21.6%	34,274	28.5%	3,564	10.4%
Research and development	29,446	20.7%	26,519	22.1%	(2,927)	-11.0%
General and administrative	7,575	5.3%	6,784	5.6%	(791)	-11.7%
Depreciation and amortization	6,376	4.5%	4,869	4.1%	(1,507)	-31.0%

Total costs and expenses	165,729	116.7%	145,997	121.4%	(19,732)	-13.5%

Loss from operations	(23,702)	-16.7%	(25,775)	-21.4%	2,073	8.0%
Interest income, net	679	0.5%	1,731	1.4%	(1,052)	-60.8%

Loss before income taxes	(23,023)	-16.2%	(24,044)	-20.0%	1,021	4.2%
Provision for income taxes	—		—

Net loss	$(23,023)	-16.2%	$(24,044)	-20.0%	$1,021	4.2%

Basic net loss per share	$(0.50)		$(0.53)		$0.03

Diluted net loss per share	$(0.50)		$(0.53)		$0.03

RESULTS OF OPERATIONS

     Total revenues increased $21.8 million, or 18.1%, to $142.0 million for the six months ended June 30, 2004 compared to $120.2 million for the same period in 2003.

     Systems and services revenues increased $18.3 million, or 16.4%, to $130.4 million for the six months ended June 30, 2004 compared to $112.1 million for the same period in 2003. The improvement is primarily due to an increase of $16.9 million of revenues generated from arrangements which generally provide for revenue recognition on a monthly basis. These revenues included license fees, remote hosting services, software and hardware maintenance fees, and outsourcing services. This increase is primarily the result of new contracts signed prior to the second quarter of 2004. We expect these types of contracts will continue to represent a significant, and potentially growing, proportion of our new contracts. However, because these contracts are characterized by payments being spread over a longer period of time compared to traditional licensing arrangements, we expect cash flows will continue to be negatively impacted in the near future.

     Additionally, the professional services portion of systems and services revenues increased $4.1 million primarily due to increased activities including several customer activations. We expect professional services to continue to fluctuate in future periods based on several factors, including the timing of future releases, available customer resources and other customer decisions.

     Finally, network services increased $1.6 million as a result of increased activities at numerous customer sites. These increases were partially offset by a reduction of $4.4 million of license fees as less of the new contracts signed were recognized on a traditional basis. We expect both networking services and license fees (other than those recognized on a monthly basis) to continue to fluctuate in future periods.

     Hardware revenues increased $3.5 million, or 42.7%, to $11.6 million for the six months ended June 30, 2004 compared to $8.1 million for the same period in 2003. We expect hardware revenues to continue to fluctuate in future periods.

     Costs of systems and services revenues increased $14.9 million, or 22.4%, to $81.7 million for the six months ended June 30, 2004 compared to $66.7 million for the same period in 2003. Gross margins on systems and services revenues were 37.4% for the six months ended June 30, 2004 compared to 40.5% for the same period in 2003. The increase in costs of systems and services revenues were primarily related to higher costs associated with providing our remote hosting and outsourcing services as revenues increased in these areas and higher third party costs including royalties.

     Costs of hardware revenues increased $3.1 million, or 45.6%, to $10.0 million for the six months ended June 30, 2004 compared to $6.8 million for the same period in 2003. Gross margins on hardware revenues decreased to 14.2% for the six months ended June 30, 2004 compared to 15.9% for the same period in 2003.

     Sales and marketing expenses decreased $3.6 million, or 10.4%, to $30.7 million for the six months ended June 30, 2004 compared to $34.3 million for the same period in 2003. The decrease in sales and marketing expenses was primarily related to decreases in payroll related costs, including the realignment of sales and marketing functions which was completed during the first quarter of 2004.

     Research and development expenses increased $2.9 million, or 11.0%, to $29.4 million for the six months ended June 30, 2004 compared to $26.5 million for the same period in 2003. The increase in research and development expenses was due primarily to an increase in the number of development employees. The increase in headcount in this area is consistent with our product development initiative implemented throughout 2003. Capitalized software development costs were $8.5 million for the six months ended June 30, 2004 and $7.6 million for the same period in 2003. Amortization of capitalized software development costs, which is included as a component of costs of systems and services revenues increased $0.1 million or 2.9% to $3.8 million for the six months ended June 30, 2004 compared to $3.7 million for the same period in 2003. Amortization expense is expected to increase starting in the third quarter of 2004 due to the release of Sunrise Clinical Manager 3.5 XA.

     General and administrative expenses increased approximately $800,000 primarily due to legal costs. Legal costs increased due to litigation incurred in the ordinary course of business. We expect legal fees to be lower the remainder of 2004.

     Depreciation and amortization increased $1.5 million, or 31.0%, to $6.4 million for the six months ended June 30, 2004 compared to $4.9 million for the same period in 2003. The increase was primarily the result of higher depreciation related to fixed assets purchased in our continued effort to expand our research and development infrastructure and to increase capacity at our Technology Solutions Center.

     Interest income decreased $1.1 million, or 60.8%, to $0.7 million for the six months ended June 30, 2004 compared to $1.7 million for the same period in 2003. This decrease was due to a decline in yields and lower cash and marketable security balances from the same period last year.

     As a result of these factors, we had a net loss of $23.0 million for the six months ended June 30, 2004 compared to a net loss of $24.0 million for the same period in 2003.

LIQUIDITY AND CAPITAL RESOURCES

     During the quarter ended June 30, 2004, operations used $3.4 million of cash, primarily related to higher research and development costs and the impact of our change in contracting method that spreads payments over a longer period of time. Investing activities used $6.7 million of cash, consisting of $3.9 million for the funding of capitalized software development costs and $2.8 million for the purchase of property and equipment. Financing activities provided $1.4 million of cash, from the exercise of stock options and proceeds from the employee stock purchase plan. For the six months ended June 30, 2004 operations used $13.0 million of cash, primarily related to the payment of year end 2003 and current year bonuses, incremental payrolls, and the impact of our contracting model that spreads payments over a longer period of time. Investing activities used $58.6 million of cash, consisting of $40.8 million purchase of marketable securities, $8.5 million for the funding of capitalized software development costs, $6.8 million for the purchase of property and equipment and $2.5 million for the acquisition of CPMRC in March 2004. The purchase of property plant and equipment is primarily related to our continued investment in the infrastructure of our Technology Solutions Center for the expansion of our remote hosting services; and financing activities provided $4.6 million from the exercise of stock options and proceeds from the employee stock purchase plan.

     As of June 30, 2004, our principal source of liquidity is our combined cash and marketable securities balance of $125.5 million. It is likely that we will continue to have negative cash flows in the near future as we continue the development of our SunriseXA products. Additionally, our contracting method will result in lower cash flows during the early stages of customer contracts. We expect this will continue to impact our short term cash position. Furthermore, we expect that capital expenditures will increase in the second half of 2004 as we continue to invest in our Technology Solutions Center.

     Our future liquidity requirements will depend on a number of factors including, among other things, the timing and level of our new sales volumes, the cost of our development efforts related to SunriseXA, the success and market acceptance of our future product releases, and other related items. As of June 30, 2004 we did not have any material commitments for capital expenditures. We believe that our current cash and marketable securities balances, combined with our anticipated cash collections from customers will be adequate to meet our liquidity requirements through 2004.

CERTAIN FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

     There are a number of important factors that could affect our business and future operating results, including without limitation, the factors set forth below. The information contained in this report should be read in light of such factors. Any of the following factors could harm our business and future operating results.

     We continue to face some risks relating to our SunriseXA strategy

     In October 2003, we announced the existence of certain response time issues within some components of SunriseXA, the newest version of our Sunrise family of products. We concluded that the root cause of the issue was in the technical design of SunriseXA, which did not adequately support the throughput required in the highly interactive patient care environment. After substantial analysis, we announced and are pursuing a strategy that we believe will address these issues. Our strategy is to replace the affected SunriseXA components with certain components from our SCM product, which is our prior generation, core clinical product. Although we believe that the release of Sunrise Clinical Manager 3.5 XA in June 2004 was a significant milestone in the implementation of our Sunrise XA strategy, we continue to face a variety of risks and uncertainties in this regard including among others, the following:

•	We may encounter technical obstacles and delays in implementing this approach. As we continue to implement our strategy, it is possible that we could discover additional problems with our software.

•	It is possible future releases of SunriseXA, with anticipated additional features for our products, may be delayed. This could result in delayed or lost sales.

•	Customers who are currently implementing SunriseXA have faced delays in their implementations. As a result, existing SunriseXA customers could attempt to cancel their contracts with us or seek financial or other concessions from us.

•	As a result of the changes we will make to our SunriseXA product offering, potential customers may find such products less appealing, which could decrease demand for our products.

•	Operating results for the year ended December 31, 2003 reflect a $1.2 million write-down of capitalized software development costs related to certain SunriseXA components and a warranty reserve of $4.4 million related to the anticipated costs associated with the SunriseXA response time issue. In the first quarter of 2004, an additional $450,000 provision was recorded for estimated incremental costs. Although we believe that these reserves are adequate to cover any potential losses, it is possible that we will discover additional facts that lead us to conclude that additional write-offs or reserves may be required.

     These issues could harm our relationships with customers generally and our reputation in the marketplace. This announcement has had an adverse effect on our 2004 sales. Additionally, it is possible that this issue may continue to temporarily make sales more challenging for the affected SunriseXA applications.

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

We operate in an intensely competitive market that includes companies that have greater financial, technical and marketing resources than we do

     We operate in a market that is intensely competitive. Our principal competitors include Cerner Corporation, Epic Systems Corporation, GE Medical Systems, IDX Systems Corporation, McKesson Corporation, QuadraMed and Siemens AG. We also face competition from providers of practice management systems, general decision support, database systems and other segment-specific applications, as well as from healthcare IT consultants. A number of existing and potential competitors are more established than we are, and have greater name recognition and financial, technical and marketing resources than we do. We expect that competition will continue to increase. Increased competition could harm our business.

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

     Federal regulations under the Health Insurance Portability and Accountability Act of 1996, or HIPPA imposes national health data standards on (i) health care providers that conduct electronic health transactions; (ii) health care clearinghouses that convert health data between HIPAA-compliant and non-compliant formats; and (iii) health plans. Collectively, these groups are known as Covered Entities. The HIPAA standards prescribe transaction formats and code sets for electronic health transactions; protect individual privacy by limiting the uses and disclosures of individually identifiable health information; and require Covered Entities to implement administrative, physical and technological safeguards to ensure the confidentiality, integrity, availability and security of individually identifiable health information in electronic form. Though we are not a Covered Entity, most of our customers are and require that our software and services adhere to HIPAA standards.

     There are several HIPAA compliance deadlines for Covered Entities. The final compliance deadline for the transaction and code set standards was October 16, 2003. The compliance deadline for the privacy standards was April 14, 2003 for most Covered Entities. The compliance deadline for the security standards for most Covered Entities is April 20, 2005. Any failure or perception of failure of our products or services to meet HIPAA standards could adversely affect demand for our products and services and force us to expend significant capital, research and development and other resources to modify our products or services to address the privacy and security requirements of our customers.

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

Hypothetical	Combined cash and cash equivalents and
Interest Rate	marketable securities balances (in thousands)
	$100,000	$120,000	$150,000

1.5%	$1,500	$1,800	$2,250
2.0%	2,000	2,400	3,000
2.5%	2,500	3,000	3,750
3.0%	3,000	3,600	4,500
3.5%	3,500	4,200	5,250
4.0%	4,000	4,800	6,000

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

     We do not currently enter into foreign currency hedge transactions. Through June 30, 2004, foreign currency fluctuations have not had a material impact on our financial position or results of operations.

ITEM 4. CONTROLS AND PROCEDURES

     Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a — 15 (e) and 15d — 15 (e) under the Exchange Act) as of June 30, 2004. Based on this evaluation, Eclipsys’ chief executive officer and chief financial officer concluded that, as of June 30, 2004, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms.

     No change in our internal control over financial reporting (as defined in Rules 13a — 15 (f) and 15d — 15 (f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.

ITEM 1. LEGAL PROCEEDINGS

     As previously disclosed, from July through September 2002, the Company and three of its then current officers were named in a series of complaints filed by purported shareholders. Each complaint sought certification as a class and monetary damages, and alleged that the Company and the named officers violated federal securities laws. These complaints were ultimately consolidated into a single case, which was dismissed by the District Court in November 2003 and was re-filed by the plaintiffs in December 2003 in the form of a Second Amended Complaint. The Company then moved to dismiss the Second Amended Complaint.

     On April 1, 2004, the District Court issued an order granting the Company’s motion and dismissing in its entirety the plaintiffs’ Second Amended Complaint. In the order, the District Court granted the plaintiffs fifteen days to file a further amended complaint that conformed to applicable law as well as the District Court’s ruling. The deadline for the plaintiffs to file a further amended complaint expired on April 16, 2004. The plaintiffs did not file a further amended complaint prior to the District Court’s deadline. In addition, on May 10, 2004, the plaintiffs consented to dismissal of the lawsuit and, in so doing, waived all rights to appeal the dismissal.

     The Company is involved in other litigation from time to time that is incidental to its business. In the opinion of management, after consultation with legal counsel, the ultimate outcome of such litigation will not have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     (c.) In March 2004, the Company issued 184,202 shares of its common stock, valued at $2.5 million, to the stockholders of CPM Resource Center, LTD, or CPMRC, in connection with the Company’s acquisition of CPMRC. This issuance was made pursuant to the exemption from registration provided under Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Annual Meeting of Stockholders held on June 1, 2004, the stockholders voted upon two proposals: (i) the election of two Class III directors for a three-year term, or Proposal One, and (ii) the ratification of the selection of PricewaterhouseCoopers LLP by the board of directors as the Company’s independent auditors for the current fiscal year, or Proposal Two.

     The outcome of the voting on Proposal One was as follows:

Name	For	Withheld
Danny L. Crippen	43,962,701	265,207
Edward A. Kangas	42,844,987	1,382,921

     The outcome of the voting on Proposal Two was as follows:

For	43,970,513
Against	236,303
Abstain	21,092

     Our Proxy Statement filed pursuant to Section 14 of the Securities Exchange Act contains a detailed discussion of the proposals that the stockholders were asked to vote upon.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits: See Index to exhibits.

(b)	Reports on Form 8-K:

     (1) On July 28, 2004, Eclipsys filed a report on Form 8-K relating to its financial results for the fiscal quarter ended June 30, 2004, as presented in a press release on July 28, 2004.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ECLIPSYS CORPORATION
Date: August 9, 2004	/s/ Robert J. Colletti
Robert J. Colletti Senior Vice President and Chief Financial Officer (Principal financial officer and duly authorized officer)

ECLIPSYS CORPORATION
EXHIBIT INDEX

EXHIBIT
NO.	DESCRIPTION
31.1	Certification of Paul L. Ruflin
31.2	Certification of Robert J. Colletti
32	Certification Pursuant to 18 U.S.C. Section 1350