Form 10-Q
period 2004-09-30
ECLIPSYS CORP
filed 2004-11-09
CIK 1034088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Shares outstanding as of November 5, 2004
Common Stock, $.01 par value	46,967,785

ECLIPSYS CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2004

PART I.

ITEM 1.

ECLIPSYS CORPORATION
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands)

	September 30,	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$82,055	$151,683
Marketable securities	40,937	—
Accounts receivable, net	61,854	54,903
Inventory	1,961	530
Prepaid expenses	12,229	13,989
Other current assets	1,330	1,004

Total current assets	200,366	222,109
Property and equipment, net	33,590	32,304
Capitalized software development costs, net	28,617	25,260
Intangibles assets, net	2,871	—
Goodwill	2,180	454
Other assets	15,713	15,656

TOTAL ASSETS	$283,337	$295,783

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Deferred revenue	$104,218	$91,782
Accounts payable	20,353	18,415
Accrued compensation costs	12,892	17,189
Other current liabilities	12,751	15,169

Total current liabilities	150,214	142,555
Deferred revenue	10,774	9,390
Other long-term liabilities	134	684
Stockholders’ Equity:
Common stock	469	460
Additional paid-in capital	421,695	411,634
Unearned stock compensation	(2,213)	(795)
Accumulated deficit	(297,454)	(267,778)
Accumulated other comprehensive income	(282)	(367)

Total stockholders’ equity	122,215	143,154

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$283,337	$295,783

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ECLIPSYS CORPORATION
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share amounts)

	THREE MONTHS		NINE MONTHS
	ENDED SEPTEMBER 30,		ENDED SEPTEMBER 30,
	2004	2003	2004	2003
REVENUES
Systems and services	$71,352	$61,559	$201,756	$173,637
Hardware	8,463	6,591	20,086	14,735

TOTAL REVENUES	79,815	68,150	221,842	188,372
COSTS AND EXPENSES
Costs of systems and services revenues	42,371	35,855	124,023	102,559
Costs of hardware revenues	7,311	5,551	17,282	12,398
Sales and marketing	15,530	17,766	46,240	52,040
Research and development	15,032	14,633	44,478	41,152
General and administrative	3,281	3,063	10,856	9,847
Depreciation and amortization	3,355	2,761	9,731	7,630

TOTAL COSTS AND EXPENSES	86,880	79,629	252,610	225,626
LOSS FROM OPERATIONS	(7,065)	(11,479)	(30,768)	(37,254)
Interest income, net	415	412	1,094	2,143

LOSS BEFORE INCOME TAXES	(6,650)	(11,067)	(29,674)	(35,111)
Provision for income taxes	—	—	—	—

NET LOSS	$(6,650)	$(11,067)	$(29,674)	$(35,111)

BASIC NET LOSS PER COMMON SHARE	$(0.14)	$(0.24)	$(0.64)	$(0.78)

DILUTED NET LOSS PER COMMON SHARE	$(0.14)	$(0.24)	$(0.64)	$(0.78)

BASIC WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	46,671	45,488	46,459	45,283

DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	46,671	45,488	46,459	45,283

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ECLIPSYS CORPORATION
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2004	2003	2004	2003
OPERATING ACTIVITIES
Net loss	$(6,650)	$(11,067)	$(29,674)	$(35,111)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	7,468	5,760	19,719	15,762
Provision for bad debts	350	975	1,350	2,175
Write-down of capitalized software development costs	—	1,200	—	1,200
Stock-based compensation expense	132	56	293	169
Changes in operating assets and liabilities:
Accounts receivable	(8,195)	(2,195)	(8,301)	(4,125)
Inventory	(247)	32	(1,395)	(3)
Other current assets	(1,705)	656	1,434	3,422
Other assets	(350)	(3,917)	(2,800)	(7,765)
Deferred revenue	13,550	6,787	13,819	14,026
Accrued compensation costs	(2,790)	(2,716)	(4,297)	(2,484)
Other current liabilities	521	5,275	(480)	12,495
Other long-term liabilities	(12)	(80)	(549)	449

Total adjustments to reconcile net loss to net cash provided by (used in) operating activities	8,722	11,833	18,793	35,321

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	2,072	766	(10,881)	210
INVESTING ACTIVITIES
Purchases of property and equipment	(3,854)	(6,534)	(10,649)	(13,186)
Purchases of marketable securities, net	(119)	11,332	(40,937)	(41,572)
Capitalized software development costs	(2,084)	(8,011)	(10,603)	(15,574)
Cash paid for acquisition	—	—	(2,500)

NET CASH USED IN INVESTING ACTIVITIES	(6,057)	(3,213)	(64,689)	(70,332)
FINANCING ACTIVITIES
Exercise of stock options	1,278	1,092	4,192	2,043
Proceeds from employee stock purchase plan		631	1,664	1,910

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,278	1,723	5,856	3,953

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	106	(12)	86	30
NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,601)	(736)	(69,628)	(66,139)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	84,656	118,097	151,683	183,500

CASH AND CASH EQUIVALENTS, END OF PERIOD	82,055	$117,361	82,055	$117,361

SUPPLEMENTAL DISCLOSURE
Non-cash investing activities:
Issuance of shares for acquisition	$—	$—	$2,500	$—

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

     The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of annual results. The Company manages its business as one reportable segment.

     The unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and the notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 that was filed with the SEC on March 15, 2004.

2. ACQUISITION

     In March 2004, the Company acquired CPM Resource Center, LTD, or CPMRC. CPMRC provides consulting services, clinical content and practice guidelines principally to improve and enhance the care process primarily related to the workflow of nurses and interdisciplinary healthcare professionals who provide the majority of hands-on care at the point of service. CPMRC’s evidence-based content and practice guidelines are incorporated in the latest release of our clinical product. The Company paid $2.5 million in cash and issued 184,202 shares of common stock for CPMRC, for total consideration of $5.0 million. Additionally, the prior owners of CPMRC may earn an additional $12.5 million over a 5-year period, based on future sales of the CPMRC products. The operating results of CPMRC are reflected with those of the Company for the three and nine months ended September 30, 2004, from the date of acquisition. The Company did not present unaudited pro forma results of operations of Eclipsys and CPMRC for the three and nine months ended September 30, 2004 and 2003 because our pro forma results for those periods would not be materially different from our actual results for those periods.

     As a result of the acquisition, the Company recorded approximately $1.7 million in non amortizable goodwill and $3.2 million in amortizable intangible assets. Amortizable intangible assets include customer relationships and intellectual property, which will be amortized over a seven and five year period, respectively. The non amortizable goodwill is not tax deductible.

3. STOCK-BASED COMPENSATION

     The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations. Under this method, compensation cost for stock options is measured as the excess, if any, of the estimated market price of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock. The Company provides the additional disclosures required under Statement of Financial Accounting Standards, or SFAS, No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure.”

     The Company has adopted the disclosure-only provisions of SFAS 123. Had compensation cost for the Company’s stock option grants described above been determined based on the fair value at the grant date for awards in 2004 and 2003, consistent with the provisions of SFAS 123, the Company’s net loss and loss per share would have been the pro forma amounts indicated below for the three and nine month periods ended September 30, 2004 and 2003 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net loss:
As reported	$(6,650)	$(11,067)	$(29,674)	$(35,111)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	132	56	293	169
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(2,147)	(3,702)	(7,627)	(13,067)

Pro forma	(8,665)	(14,713)	(37,008)	(48,009)
Basic net loss per share:
As reported	$(0.14)	$(0.24)	$(0.64)	$(0.78)
Pro forma	(0.19)	$(0.32)	(0.80)	$(1.06)
Diluted net loss per share:
As reported	$(0.14)	$(0.24)	$(0.64)	$(0.78)
Pro forma	(0.19)	$(0.32)	(0.80)	$(1.06)

During the third quarter of 2004, the Company granted 110,000 shares of restricted stock subject to five-year vesting. The Company recorded approximately $1.7 million of unearned stock compensation included in stockholders’ equity and approximately $76,000 of stock-based compensation expense related to these grants during the three month period ended September 30, 2004.

4. MARKETABLE SECURITIES

     Marketable securities consist of funds that are highly liquid and are classified as available-for-sale. Marketable securities are recorded at fair value, and unrealized gains and losses are recorded as a component of other comprehensive income.

5. ACCOUNTS RECEIVABLE

     Accounts receivable was comprised of the following (in thousands):

	September 30,	December 31,
	2004	2003
Accounts Receivable:
Billed accounts receivable, net	$51,327	$49,150
Unbilled accounts receivable, net	10,527	5,753

Total accounts receivable, net	$61,854	$54,903

     The non-current portion of unbilled accounts receivable is included in other assets and was $959,000 as of September 30, 2004 and $962,000 as of December 31, 2003.

6. WARRANTY RESERVE

     The agreements that the Company uses to license software to its customers include a limited warranty. The warranty provides that the product, in its unaltered form, will perform substantially in accordance with the related documentation. Through September 30, 2003, Eclipsys had not incurred any material warranty costs related to its products. Due to the SunriseXA response time issues that the Company identified during the fourth quarter of 2003, it recorded provisions related to warranty costs of $4.9 million to date. Warranty costs are charged to costs of systems of services revenues when they are probable and reasonably estimable. During the three months ended September 30, 2004, based on the Company’s recurring evaluation, the Company recorded a reduction to the warranty provision of approximately $252,000. A summary of the activity in the warranty reserve was as follows (in thousands):

	September 30,	June 30,	March 31,	December 31,
	2004	2004	2004	2003
Beginning Balance:	$3,567	$3,891	$4,400	$—
Provision for warranty	—	—	450	4,400
Provision reduction	(252)
Warranty utilized	(939)	(324)	(959)	—

Ending Balance	$2,376	$3,567	$3,891	$4,400

7. GOODWILL AND OTHER INTANGIBLE ASSETS

     The components of goodwill and other intangible assets were as follows (in thousands):

	As of September 30, 2004			As of December 31, 2003
	Gross			Gross
	Carrying	Accumulated	Net	Carrying	Accumulated	Net
	Amount	Amortization	Balance	Amount	Amortization	Balance
Amortized intangible assets:
Customer relationships	$287	$(24)	$263	—	—	—
Intellectual property	2,953	(345)	2,608	—	—	—

Total amortized intangible assets	3,240	(369)	2,871	—	—	—
Unamortized intangible assets:				—	—	—
Goodwill	454	—	454	$454	—	$454
Goodwill acquired during the period	1,726	—	1,726	—	—	—

Total unamortized intangible assets	2,180	—	2,180	454	—	454

     The estimated amortization for the amortized intangible assets is as follows (in thousands):

For the year ending December 31,
2004	$526
2005	632
2006	632
2007	632
2008	632
Thereafter	186

$3,240

8. OTHER COMPREHENSIVE LOSS

     The components of other comprehensive loss were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net loss	$(6,650)	$(11,067)	$(29,674)	$(35,111)
Reclassification adjustment for realized loss included in net earnings	—	167	—	167
Unrealized loss on available-for-sale marketable securities arising during the period	—	(130)	—	(295)
Foreign currency translation adjustment	106	(12)	86	30

Total other comprehensive loss	$(6,544)	$(11,042)	$(29,588)	$(35,209)

9. LEGAL ACTION

     The Company is involved in litigation from time to time that is incidental to its business. In the opinion of management, after consultation with legal counsel, the ultimate outcome of such litigation will not have a material adverse effect on our financial position, results of operations or cash flows.

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

Background

     We were founded in December 1995 to commercialize an integrated clinical and financial information software system for use by hospitals. Historically, hospitals have operated in a paper environment. This has resulted in patient safety concerns, including avoidable medical errors, duplicative and unnecessary procedures, inefficient use of limited resources, and a limited ability to track, bill and collect for services rendered. Our software is designed to address these issues by turning data into information that can be easily used, accessed by or provided to the right person, at the right time, in the right place. This enables hospital employees to redesign business processes, deliver higher quality care at lower cost, and receive expedited payment for services rendered. Our software also helps hospitals to improve collaboration among physicians, nurses and other healthcare workers across all venues of care.

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

     In March 2004, we acquired CPMRC. CPMRC provides consulting services, clinical content and practice guidelines principally to improve and enhance the care process primarily related to the workflow of nurses and interdisciplinary healthcare professionals who provide the majority of hands-on care at the point of service. CPMRC’s evidence-based content and practice guidelines are incorporated in the latest release of our clinical product. We expect this integration of the CPMRC content within the SunriseXA framework to improve clinical, financial and customer satisfaction by improving the healthcare delivery process.

Product Development

     Since June of 1999, we have primarily focused on re-expressing the intellectual property that we acquired through acquisitions on a common platform to provide integrated software to our customers. In 1999, we announced the general availability of Sunrise Clinical Manager, or SCM, the first version of our SunriseTM suite of software products. SCM provides advanced knowledge-based clinical decision-support capabilities including physician order entry.

     In 2001, we announced our SunriseXATM strategy. This strategy was intended to migrate our Sunrise suite of products to an open architecture and platform. SunriseXA’s architecture is built on Microsoft’s .NET Framework, Microsoft SQL Server and the Microsoft Windows family of operating systems. In 2002 and 2003, we announced the general availability of some components of our SunriseXA product offerings.

     In October 2003, we identified and announced some response time issues within components of SunriseXA. Although some of our SunriseXA software components had been implemented in and were working at some customer sites, we determined that the software did not produce acceptable response times for some complex, high-volume hospital environments. To address this issue, we implemented a strategy that was designed to allow SunriseXA customers to continue their deployment of SunriseXA which would, at the same time, allow us to continue the development of our advanced SunriseXA solutions. This strategy was to replace the affected SunriseXA components with components from our SCM product, which is our prior generation, core clinical product. The response time issue resulted in a product delivery delay for some of our advanced SunriseXA functionality. The announcement of these issues also impacted the implementation schedules for a number of our customers. As previously disclosed, this announcement had an adverse effect on our sales for the first half of 2004.

     In connection with this issue, we recorded a $1.2 million write-down of capitalized software development costs to net realizable value for some SunriseXA components in the third quarter of 2003. The write-down was included in the costs of systems and services revenues. Also, we believe that the correction of the response time issue is covered by the warranties that we provide to our customers. We intend to continue to remediate the problem for our customers. Accordingly, we have recorded provisions related to warranty costs of $4.9 million to date. These provisions reflect our estimate of warranty-related costs that includes, among other things, implementation and third-party costs for affected customers. Through September 30, 2004, we had expended approximately $2.2 million in warranty costs related to remediation of the response time issue. During the third quarter, based on our recurring evaluation of the reserve, we recorded a reduction in the provision for warranty costs of $252,000. Warranty costs are charged to costs of systems and services revenues when they are probable and reasonably estimable. As of September 30, 2004 the warranty reserve balance was $2.4 million. Actual warranty costs could differ materially from management’s estimate. Professional services revenue has been and will continue to be negatively affected as we utilize resources to fulfill these obligations.

     In June 2004, we released Sunrise Clinical Manager 3.5 XA. The general availability of this release fulfilled a key deliverable expected by our customers in connection with the SunriseXA response time issue. This release was consistent with our strategy and contains enhanced functionality as planned. Sunrise Clinical Manager 3.5 XA is live at several customer sites as of September 30, 2004. Based on our third quarter sales, we expect to continue to gain sales momentum in the marketplace.

Operational Initiatives

     During 2001, management made two strategic decisions that significantly affected our operating results. First, we substantially increased our gross research and development spending, which includes research and development expenses and capitalized software development costs. This decision was made to enable us to bring components of our SunriseXA product line to market more rapidly. Second, we invested heavily in sales and marketing to enhance market awareness surrounding the Company and its products and services. We did this to capitalize on perceived market demand for our products and services. Additionally in 2002, we moved aggressively to change our contracting model, offering our customers payment terms over time compared to our historical licensing model, in which software fees were paid in advance. We did this to meet the needs of our customers, by matching the timing of their payments to the value that we deliver to them. We believe that this new contracting model makes purchase decisions easier for our customers.

     The change in our contracting model has had a material effect on our business. Most notably, our revenues, gross margins, and cash flows have been affected by our adoption of this approach. Because customers now pay us over time for software and services, our revenue is spread over a longer period, while a significant portion of our operating expenses remains relatively fixed. For example, in 2003 our gross margins, operating margins and cash flows from operating activities were negatively affected from lower upfront software license fee payments. However, we believe that this new contracting model will provide for more predictable revenues on a year over year basis. We believe that over time, our margins will trend back toward historical levels.

     Based upon the foregoing, we consumed cash in 2003 because the cash collections under our new contracting method from new contract signings were not sufficient to offset our higher operating expenses. To fund these initiatives, we used a portion of our cash on hand. During the remainder of 2004, we expect to continue to utilize cash in connection with these initiatives.

     We believe that the most significant issue that we face for the remainder of 2004 is our ability to sign new business.

Critical Accounting Policies

     We believe there are several accounting policies that are critical to understanding our historical and future performance, as these policies affect the reported amount of revenue and other significant areas involving management’s judgments and estimates. On an ongoing basis, management evaluates and adjusts its estimates and judgments, if necessary. These significant accounting policies relate to revenue recognition, allowance for doubtful accounts, capitalized software development costs and our warranty reserve. Please refer to Note 2 to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the SEC on March 15, 2004, for further discussion of our accounting policies, which have not changed materially since that filing.

Revenue Recognition

     We generally contract under multiple element arrangements, which include software license fees, hardware and services including consulting, implementation and software maintenance for periods of 3 to 7 years. We evaluate revenue recognition on a contract-by-contract basis as the terms of each arrangement vary. The evaluation of our contractual arrangements often requires judgments and estimates that affect the timing of revenue recognized in our statements of operations. Specifically, we may be required to make judgments about:

•	whether the fees associated with our products and services are fixed or determinable;

•	whether collection of our fees is reasonably assured;

•	whether professional services are essential to the functionality of the related software product;

•	whether we have the ability to make reasonably dependable estimates in the application of the percentage-of-completion method; and

•	whether we have verifiable, objective evidence of fair value for our products and services.

     We recognize revenues in accordance with the provisions of Statement of Position, or SOP, No. 97-2, “Software Revenue Recognition,” as amended by SOP No. 98-9, Staff Accounting Bulletin, or SAB 104, “Revenue Recognition” and Emerging Issues Task Force, or EITF, 00-21, “Revenue Arrangements with Multiple Deliverables.” SOP 97-2 and SAB 104, as amended, require, among other matters, that there be a signed contract evidencing that an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is probable. For those license arrangements in which the fee is not considered fixed or determinable, the license revenue is recognized as payments become due. For arrangements where vendor specific objective evidence, or VSOE, only exists for all undelivered elements, we account for the delivered elements in accordance with the “residual method” prescribed by SOP 98-9.

     For software license arrangements that are bundled with services and maintenance in which services are considered essential to the functionality of the software, we recognize revenues using the percentage-of-completion method. Under these arrangements, software license fees and implementation fees are recognized over the implementation period, which has typically ranged from 12 to 24 months. Under the percentage-of-completion method, revenues are recognized based upon the proportion of labor hours incurred in relation to the total labor hours estimated under the agreement. Determining factors for percentage-of-completion include the nature of services required and the provision for payments of software and services upon the achievement of implementation milestones. Under the percentage-of-completion method, revenue and profit are recognized throughout the term of the implementation, based upon estimates of the total labor hours to be incurred and revenues to be generated throughout the term of the implementation. Changes in estimates of total labor hours and the related effect on the timing of revenues and profits are recognized in the period in which they are determinable. Accordingly, changes in these estimates could occur and could have a material effect on our operating results in the period of change.

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

Allowance for Doubtful Accounts

     In evaluating the collectability of our accounts receivable, we assess a number of factors, including a specific customer’s ability to meet its financial obligations to us, as well as general factors such as the length of time the receivables are past due and historical collection experience. Based on these assessments, we record both specific and general reserves for bad debt to reduce the related receivables to the amount we ultimately expect to collect from customers. If circumstances related to specific customers change, or economic conditions deteriorate such that our past collection experience is no longer relevant, our estimate of the recoverability of our accounts receivable could be further reduced from the levels provided for in the consolidated financial statements.

Capitalized Software Development Costs

     We capitalize software development costs in accordance with FASB Statement No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed.” We capitalize software development costs incurred subsequent to establishing technological feasibility of the software being developed. These costs include salaries, benefits, consulting and other directly related costs incurred in connection with coding and testing software products. Capitalization ceases when the products are generally released for sale to customers, at which time amortization of the capitalized costs begins. At each balance sheet date, we perform a detailed assessment of our capitalized software development costs which includes a review of, among other factors, projected revenues, customer demand requirements, product lifecycle, changes in software and hardware technologies and product development plans. Based on this analysis, we record adjustments, when appropriate, to reflect the net realizable value of our capitalized software development costs. The estimates of expected future revenues generated by the software, the remaining economic life of the software, or both, could change, materially affecting the carrying value of capitalized software development costs as well as our consolidated operating results in the period of change.

     On October 20, 2003, we announced response time issues with some components of SunriseXA, the newest version of our Sunrise suite of products. To address the issue, we announced a strategy to allow our SunriseXA customers to continue their deployment of SunriseXA, while enabling us to continue the development of our advanced SunriseXA components. Our strategy is to replace the affected SunriseXA components with certain components from our SCM product. As a result, in 2003 we recorded a $1.2 million write-down of capitalized software development costs for certain SunriseXA components to net realizable value. The write-down was included in the costs of systems and services revenues.

Warranty Reserve

     The agreements that we use to license our software to our customers includes a limited warranty. The warranty provides that our software, in its unaltered form, will perform substantially in accordance with the related documentation. Through September 30, 2003, we did not incur any material warranty costs related to our products. Due to the response time issues that we identified in October 2003, we have recorded provisions related to warranty costs of $4.9 million to date. Through September 30, 2004, we have expended approximately $2.2 million in warranty costs related to remediation of the response time issue. Warranty costs are charged to cost of revenues when they are probable and reasonably estimable. During the three months ended September 30, 2004, based on our recurring evaluation, we recorded a reduction to the warranty provision of approximately $252,000. In determining this warranty reserve, we used significant judgments and estimates for the additional professional service hours and third party costs that would be necessary to remedy this issue on a customer-by-customer basis. The timing and amount of our warranty reserve could have been different if we had used other judgments or assumptions in our evaluation.

THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2003

Eclipsys Corporation
Statement of Operations Data — Unaudited
(In thousands)

	Three Months Ended September 30,
		% of Total		% of Total
	2004	Revenues	2003	Revenues	Change $	Change %
Revenues
Systems and services	$71,352	89.4%	$61,559	90.3%	$9,793	15.9%
Hardware	8,463	10.6%	6,591	9.7%	1,872	28.4%

Total revenues	79,815	100.0%	68,150	100.0%	11,665	17.1%

Costs and expenses
Costs of systems and services revenues	42,371	53.1%	35,855	52.6%	(6,516)	-18.2%
Costs of hardware revenues	7,311	9.2%	5,551	8.1%	(1,760)	-31.7%
Sales and marketing	15,530	19.5%	17,766	26.1%	2,236	12.6%
Research and development	15,032	18.8%	14,633	21.5%	(399)	-2.7%
General and administrative	3,281	4.1%	3,063	4.5%	(218)	-7.1%
Depreciation and amortization	3,355	4.2%	2,761	4.1%	(594)	-21.5%

Total costs and expenses	86,880	108.9%	79,629	116.8%	(7,251)	-9.1%

Loss from operations	(7,065)	-8.9%	(11,479)	-16.8%	4,414	38.5%
Interest income, net	415	0.5%	412	0.6%	3	0.7%

Loss before income taxes	(6,650)	-8.3%	(11,067)	-16.2%	4,417	39.9%
Provision for income taxes	—		—

Net loss	$(6,650)	-8.3%	$(11,067)	-16.2%	$4,417	39.9%

Basic net loss per share	$(0.14)		$(0.24)		$0.10

Diluted net loss per share	$(0.14)		$(0.24)		$0.10

RESULTS OF OPERATIONS

     Total revenues increased $11.7 million, or 17.1%, to $79.8 million for the quarter ended September 30, 2004 compared to $68.2 million for the same period in 2003.

     Systems and services revenues increased $9.8 million, or 15.9%, to $71.4 million for the quarter ended September 30, 2004 compared to $61.6 million for the same period in 2003. The improvement is primarily due to an increase of $7.1 million of revenues generated from arrangements which generally provide for revenue recognition on a monthly basis. These revenues included license fees, remote hosting services, software and hardware maintenance fees, and outsourcing services. This increase is primarily the result of new contracts signed prior to the third quarter of 2004. We expect these types of contracts will continue to represent a significant and potentially growing proportion of our new contracts. However, because these contracts are characterized by payments being spread over a longer period of time compared to traditional licensing arrangements, we expect cash flows will continue to be negatively affected in the near future.

     In addition, the professional services portion of systems and services revenues increased $1.0 million as customers moved forward with implementation activities at numerous accounts, including several activations during the period. We expect professional services to continue to fluctuate in future periods based on several factors, including the timing of future releases, available customer resources and other customer decisions.

     Finally, network services revenues increased $2.3 million as a result of increased activities at numerous customer sites. These increases were partially offset by a reduction of $500,000 in license fees. We expect both network services and license fees, other than those recognized on a monthly basis, to continue to fluctuate in future periods.

     Hardware revenues for the quarter ended September 30, 2004 increased $1.9 million compared to the same period in 2003. This increase is the result of significant progress at numerous customer accounts with respect to implementation during the period subsequent to the release of Sunrise Clinical Manager 3.5 XA in June 2004. We expect hardware revenues to continue to fluctuate in future periods.

     Costs of systems and services revenues increased $6.5 million, or 18.2%, to $42.4 million, for the quarter ended September 30, 2004 compared to $35.9 million for the same period in 2003. Gross margins on systems and services revenues were 40.6% for the quarter ended September 30, 2004 compared to 41.8% for the same period in 2003. The increase in costs of systems and services revenues were primarily related to higher costs associated with providing our outsourcing, remote hosting and network services as revenues increased in these areas, higher amortization of capitalized software development costs due to the release of product in June 2004, and higher third party costs including royalties. We expect gross margins to improve gradually in future periods.

     Costs of hardware revenues increased $1.8 million to $7.3 million for the quarter ended September 30, 2004 compared to $5.6 million for the same period in 2003. Gross margins on hardware revenues decreased to 13.6% for the quarter ended September 30, 2004 compared to 15.8% for the same period in 2003. Gross margins on hardware decreased due to pricing pressures within the industry.

     Sales and marketing expenses decreased $2.2 million, or 12.6%, to $15.5 million for the quarter ended September 30, 2004 compared to $17.8 million for the same period in 2003. The decrease in sales and marketing expenses was primarily related to a decrease in payroll related costs associated with the realignment of sales and marketing functions during the first quarter of 2004. Sales and marketing expenses are expected to increase during the fourth quarter of 2004 due to the volume of contract signings and the timing of key marketing events.

     Research and development expenses slightly increased $400,000, or 2.7%, to $15.0 million for the quarter ended September 30, 2004 compared to $14.6 million for the same period in 2003. Gross research and development spending, consisting of research and development expenses and capitalized software development costs, decreased $5.5 million during the third quarter of 2004 compared to the same period in 2003. The decrease was primarily the result of lower use of third party consultants. The third party consulting costs were reduced by hiring internal resources. The decrease in overall research and development spending was offset by lower capitalization of software development costs. Capitalized software development costs decreased $5.9 million to $2.1 million for the quarter ended September 30, 2004 compared to $8.0 million for the same period in 2003. The decrease in capitalized software development costs was due to a shift in the type of activities performed from primarily coding and testing in the third quarter of 2003 to primarily planning and design of Sunrise Clinical Manager 4.0 XA in the third quarter of 2004. Amortization of capitalized software development costs, which is included as a component of costs of systems and services revenues, increased $1.3 million to $3.4 million for the quarter ended September 30, 2004 compared to $2.1 million for the same period in 2003. Amortization expense is expected to remain relatively stable at third quarter 2004 levels during the fourth quarter.

     General and administrative expenses slightly increased $200,000 primarily due to higher professional fees related to implementation of the requirements of the Sarbanes-Oxley Act. We expect general and administrative expenses to remain relatively stable at third quarter 2004 levels during the fourth quarter.

     Depreciation and amortization increased $600,000 for the quarter ended September 30, 2004 compared to the same period in 2003. The increase was primarily the result of higher depreciation related to fixed assets purchased in our continued effort to expand capacity at our Technology Solutions Center.

     Interest income remained flat at approximately $400,000 for the quarter ended September 30, 2004 and 2003, despite a lower cash balance, due to an increase in interest rates.

     As a result of these factors, we had a net loss of $(6.7) million for the quarter ended September 30, 2004 compared to a net loss of $(11.1) million for the same period in 2003.

NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2003

Eclipsys Corporation
Statement of Operations Data – Unaudited
(in thousands)

	Nine Months Ended September 30,
		% of Total		% of Total
	2004	Revenues	2003	Revenues	Change $	Change %
Revenues
Systems and services	$201,756	90.9%	$173,637	92.2%	$28,119	16.2%
Hardware	20,086	9.1%	14,735	7.8%	5,351	36.3%

Total revenues	221,842	100.0%	188,372	100.0%	33,470	17.8%

Costs and expenses
Costs of systems and services revenues	124,023	55.9%	102,559	54.4%	(21,464)	-20.9%
Costs of hardware revenues	17,282	7.8%	12,398	6.6%	(4,884)	-39.4%
Sales and marketing	46,240	20.8%	52,040	27.6%	5,800	11.1%
Research and development	44,478	20.0%	41,152	21.8%	(3,326)	-8.1%
General and administrative	10,856	4.9%	9,847	5.2%	(1,009)	-10.2%
Depreciation and amortization	9,731	4.4%	7,630	4.1%	(2,101)	-27.5%

Total costs and expenses	252,610	113.9%	225,626	119.8%	(26,984)	-12.0%

Loss from operations	(30,768)	-13.9%	(37,254)	-19.8%	6,486	17.4%
Interest income, net	1,094	0.5%	2,143	1.1%	(1,049)	-49.0%

Loss before income taxes	(29,674)	-13.4%	(35,111)	-18.6%	5,437	15.5%
Provision for income taxes	—		—

Net loss	$(29,674)	-13.4%	$(35,111)	-18.6%	$5,437	15.5%

Basic net loss per share	$(0.64)		$(0.78)		$0.14

Diluted net loss per share	$(0.64)		$(0.78)		$0.14

RESULTS OF OPERATIONS

     Total revenues increased $33.5 million, or 17.8%, to $221.8 million for the nine months ended September 30, 2004 compared to $188.4 million for the same period in 2003.

     Systems and services revenues increased $28.1 million, or 16.2%, to $201.8 million for the nine months ended September 30, 2004 compared to $173.6 million for the same period in 2003. The improvement is primarily due to an increase of $24.0 million of revenues generated from arrangements which generally provide for revenue recognition on a monthly basis. These revenues included license fees, remote hosting services, software and hardware maintenance fees, and outsourcing services. This increase is primarily the result of new contracts signed prior to the third quarter of 2004. We expect these types of contracts will continue to represent a significant, and potentially growing, proportion of our new contracts. However, because these contracts are characterized by payments being spread over a longer period of time compared to traditional licensing arrangements, we expect cash flows will continue to be negatively affected in the near future.

     Additionally, the professional services portion of systems and services revenues increased $5.1 million primarily due to increased implementation activities at numerous accounts, including several customer activations. We expect professional services to continue to fluctuate in future periods based on several factors, including the timing of future releases, available customer resources and other customer decisions.

     Finally, network services revenues increased $3.9 million as a result of increased activities at numerous customer sites. These increases were offset by a reduction of $4.9 million of software license fees as fewer of the new contracts signed were recognized on a traditional basis. We expect both network services and license fees, other than those recognized on a monthly basis, to continue to fluctuate in future periods.

     Hardware revenues increased $5.4 million, or 36.3%, to $20.1 million for the nine months ended September 30, 2004 compared to $14.7 million for the same period in 2003. This increase is the result of significant progress at numerous customer accounts with respect to implementation during the period subsequent to the release of Sunrise Clinical Manager 3.5 XA in June 2004. We expect hardware revenues to continue to fluctuate in future periods.

     Costs of systems and services revenues increased $21.5 million, or 20.9%, to $124.0 million for the nine months ended September 30, 2004 compared to $102.6 million for the same period in 2003. Gross margins on systems and services revenues were 38.5% for the nine months ended September 30, 2004 compared to 40.9% for the same period in 2003. The increase in costs of systems and services revenues were primarily related to higher costs associated with providing our outsourcing, remote hosting and network services as revenues increased in these areas, higher amortization of capitalized software development costs due to the release of our product in June 2004 and higher third party costs including royalties. We expect gross margins to improve gradually in future periods.

     Costs of hardware revenues increased $4.9 million, or 39.4%, to $17.3 million for the nine months ended September 30, 2004 compared to $12.4 million for the same period in 2003. Gross margins on hardware revenues decreased to 14.0% for the nine months ended September 30, 2004 compared to 15.9% for the same period in 2003. Gross margins on hardware decreased due to pricing pressures within the industry.

     Sales and marketing expenses decreased $5.8 million, or 11.1%, to $46.2 million for the nine months ended September 30, 2004 compared to $52.0 million for the same period in 2003. The decrease in sales and marketing expenses was primarily related to decreases in payroll related costs associated with the realignment of sales and marketing functions which was completed during the first quarter of 2004. Sales and marketing is expected to increase during the fourth quarter of 2004 due to the timing of contract signings and the timing of key marketing events.

     Research and development expenses increased $3.3 million, or 8.1%, to $44.5 million for the nine months ended September 30, 2004 compared to $41.2 million for the same period in 2003. Gross research and development spending, consisting of research and development expenses and capitalized software development costs, decreased $1.7 million during the nine months ended September 30, 2004 compared to the same period in 2003. The decrease is primarily the result of lower use of third party consultants. The third party consulting costs were reduced by hiring internal resources. The decrease in overall research and development spending was offset by lower capitalization of software development costs. Capitalized software development costs decreased $5.0 million to $10.6 million for the nine months ended September 30, 2004 compared to $15.6 million for the same period in 2003. The decrease in capitalized software development costs was primarily due to a shift in the type of activities performed from primarily coding and testing in the third quarter of 2003 to primarily planning and design of Sunrise Clinical Manager 4.0 XA in the third quarter of 2004. Amortization of capitalized software development costs, which is included as a component of costs of systems and services revenues, increased $1.4 million for the nine months ended September 30, 2004 compared to the same period in 2003.

     General and administrative expenses increased approximately $1.0 million primarily due to higher legal costs. Legal costs increased primarily due to litigation incurred in the ordinary course of business.

     Depreciation and amortization increased $2.1 million, or 27.5%, to $9.7 million for the nine months ended September 30, 2004 compared to $7.6 million for the same period in 2003. The increase was primarily the result of higher depreciation related to fixed assets purchased in our continued effort to expand our research and development infrastructure and to increase capacity at our Technology Solutions Center.

     Interest income decreased $1.0 million, or 49.0%, to $1.1 million for the nine months ended September 30, 2004 compared to $2.1 million for the same period in 2003. This decrease was primarily due to lower cash and marketable security balances compared to the same period last year.

     As a result of these factors, we had a net loss of $(29.7) million for the nine months ended September 30, 2004 compared to a net loss of $(35.1) million for the same period in 2003.

LIQUIDITY AND CAPITAL RESOURCES

     During the quarter ended September 30, 2004, operations provided $2.1 million of cash, primarily related to strong cash collections and billing during the quarter, related to new signed contracts. Investing activities used $6.1 million of cash, consisting primarily of $2.1 million for the funding of capitalized software development costs and $3.9 million for the purchase of property and equipment. Financing activities provided $1.3 million of cash, from the exercise of stock options. For the nine months ended September 30, 2004, operations used $10.9 million of cash, primarily related to the payment of year end 2003 bonuses, incremental payrolls, and the impact of our contracting model that spreads payments over a longer period of time. Investing activities used $64.7 million of cash, consisting primarily of $40.9 million purchase of marketable securities, $10.6 million for the funding of capitalized software development costs, $10.6 million for the purchase of property and equipment and $2.5 million for the acquisition of CPMRC in March 2004. The purchase of property plant and equipment is primarily related to our continued investment in the infrastructure of our Technology Solutions Center for the expansion of our remote hosting services; and financing activities provided $5.9 million from the exercise of stock options and proceeds from the employee stock purchase plan.

     As of September 30, 2004, our principal source of liquidity is our combined cash and marketable securities balance of $123.0 million. It is possible that we will continue to have negative cash flows in the near future as we continue the development of our SunriseXA products. Additionally, our contracting method will result in lower cash flows during the early stages of customer contracts. We expect this will continue to affect our short term cash position.

     Our future liquidity requirements will depend on a number of factors including, among other things, the timing and level of our new sales volumes, the cost of our development efforts related to SunriseXA, the success and market acceptance of our future product releases, and other related items. As of September 30, 2004 we did not have any material commitments for capital expenditures. We believe that our current cash and marketable securities balances, combined with our anticipated cash collections from customers will be adequate to meet our liquidity requirements throughout the remainder of 2004.

CERTAIN FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

     There are a number of important factors that could affect our business and future operating results, including without limitation the factors set forth below. The information contained in this report should be read in light of such factors. Any of the following factors could harm our business and future operating results.

     We continue to face some risks relating to our product strategy

     In October 2003, we announced the existence of certain response time issues within some components of SunriseXA, the newest version of our Sunrise family of products. We concluded that the root cause of the issue was in the technical design of SunriseXA, which did not adequately support the throughput required in the highly interactive patient care environment. After substantial analysis, we announced and are pursuing a strategy that we believe will address these issues. Our strategy is to replace the affected SunriseXA components with certain components from our SCM product, which is our prior generation, core clinical product. Although we believe that the release of Sunrise Clinical Manager 3.5 XA in June 2004 was a significant milestone in the implementation of our product strategy, we continue to face a variety of risks and uncertainties in this regard including among others, the following:

•	We may encounter technical obstacles and delays in implementing this approach. As we continue to implement our strategy, it is possible that we could discover additional problems with our software.

•	It is possible future releases of SunriseXA, with anticipated additional features for our products, may be delayed. This could result in delayed or lost sales.

•	Customers who are currently implementing SunriseXA have faced delays in their implementations. As a result, existing SunriseXA customers could attempt to cancel their contracts with us or seek financial or other concessions from us.

•	As a result of the changes we will make to our SunriseXA product offering, potential customers may find such products less appealing, which could decrease demand for our products.

•	Operating results to date reflect a $1.2 million write-down of capitalized software development costs related to certain SunriseXA components and provisions related to warranty costs of $4.9 million related to the anticipated costs associated with the SunriseXA response time issue. Although we believe that these reserves are adequate to cover any potential losses, it is possible that we will discover additional facts that lead us to conclude that additional write-offs or reserves may be required.

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

We have a history of operating losses and we cannot predict future profitability

     We had a net loss of $(56.0) million for the year ended December 31, 2003. We also had net losses of $(29.8) million in 2002, $(34.0) million in 2000, $(9.4) million in 1999, $(35.3) million in 1998, and $(126.3) million in 1997. In 2001, we had net income of $4.4 million, although we had a loss from operations of $(1.6) million. We may continue to incur net losses and cannot predict when, or if, we will be profitable in the future.

Our operating results may fluctuate significantly and may cause our stock price to decline

     We have experienced significant variations in revenues and operating results from quarter to quarter. Our operating results may continue to fluctuate due to a number of factors, including:

•	our progress in implementing our strategy to address our SunriseXA response time issues and the level of costs associated with that effort;

•	the timing, size and complexity of our product sales and implementations;

•	overall demand for healthcare information technology;

•	the financial condition of our customers and potential customers;

•	market acceptance of new services, products and product enhancements by us and our competitors;

•	product and price competition;

•	the relative proportions of revenues we derive from software, services and hardware;

•	changes in our operating expenses;

•	the timing and size of future acquisitions;

•	personnel changes;

•	the performance of our products;

•	significant judgments and estimates made by management in the application of generally accepted accounting principles; and

•	fluctuations in general economic and financial market conditions, including interest rates.

     It is difficult to predict the timing of revenues that we receive from product sales, because the sales cycle can vary depending upon several factors. These include the size and terms of the transaction, the changing business plans of the customer, the effectiveness of the customer’s management, general economic conditions and the regulatory environment. In addition, the timing of our revenue recognition could vary considerably depending upon the extent to which our customers elect to license our products under arrangements where revenues are recognized monthly. Generally, less revenue is recognized under these arrangements during the first 12 to 24 months compared to our more traditional licensing arrangements. We also continue to offer contracts using our more traditional licensing arrangements. Because a significant percentage of our expenses are relatively fixed, a variation in the timing of sales and implementations could cause significant variations in operating results from quarter to quarter. We believe that period-to-period comparisons of our historical results of operations are not necessarily meaningful. Stockholders should not rely on these comparisons as indicators of future performance.

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

Potential regulation by the U.S. Food and Drug Administration of our products as medical devices could impose increased costs, delay the introduction of new products and hurt our business

     The U.S. Food and Drug Administration, or FDA, is likely to become increasingly active in regulating computer software or content intended for use in the healthcare setting. The FDA has increasingly focused on the regulation of computer products and computer-assisted products as medical devices under the Food, Drug, and Cosmetic Act, or the FDC Act. If the FDA chooses to regulate any of our products, or third party products that we resell, as medical devices, it could impose extensive requirements upon us, including the following:

•	requiring us to seek FDA clearance of a pre-market notification submission demonstrating that a product is substantially equivalent to a device already legally marketed, or to obtain FDA approval of a pre-market approval application establishing the safety and effectiveness of the product;

•	requiring us to comply with rigorous regulations governing the pre-clinical and clinical testing, manufacture, distribution, labeling and promotion of medical devices; and

•	requiring us to comply with the FDC Act regarding general controls including establishment registration, device listing, compliance with good manufacturing practices, reporting of specified device malfunctions and adverse device events.

     If we fail to comply with applicable requirements, the FDA could respond by imposing fines, injunctions or civil penalties, requiring recalls or product corrections, suspending production, refusing to grant pre-market clearance or approval of products, withdrawing clearances and approvals, and initiating criminal prosecution. Any final FDA policy governing computer products or content, once issued, may increase the cost and time to market of new or existing products or may prevent us from marketing our products.

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

     Federal regulations under the Health Insurance Portability and Accountability Act of 1996, or HIPAA imposes national health data standards on (i) healthcare providers that conduct electronic health transactions; (ii) healthcare clearinghouses that convert health data between HIPAA-compliant and non-compliant formats; and (iii) health plans. Collectively, these groups are known as Covered Entities. The HIPAA standards prescribe transaction formats and code sets for electronic health transactions; protect individual privacy by limiting the uses and disclosures of individually identifiable health information; and require Covered Entities to implement administrative, physical and technological safeguards to ensure the confidentiality, integrity, availability and security of individually identifiable health information in electronic form. Though we are not a Covered Entity, most of our customers are and require that our software and services adhere to HIPAA standards.

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

Our products are used to assist clinical decision-making and provide information about patient medical histories and treatment plans, and if these products fail to provide accurate and timely information, our customers could assert claims against us that could result in substantial cost to us, harm our reputation in the industry and cause demand for our products to decline

     We provide products that, among other things, assist in clinical decision-making, provide access to patient medical histories and assist in creating patient treatment plans. If our software fails to provide accurate and timely information, or if treatment methodologies utilizing our content or practice guidelines is determined to be faulty, customers could assert liability claims against us. Litigation with respect to liability claims, regardless of its outcome, could result in substantial cost to us, divert management’s attention from operations and decrease market acceptance of our products. We attempt to limit by contract our liability for damages arising from negligence, errors or mistakes. In addition, we require that our customers approve all system rules and protocols. Despite these precautions, the limitations of liability set forth in our contracts may not be enforceable or may not otherwise protect us from liability for damages. We maintain general liability insurance coverage, including coverage for errors or omissions. However, this coverage may not continue to be available on acceptable terms or may not be available in sufficient amounts to cover one or more large claims against us. In addition, the insurer might disclaim coverage as to any future claim. One or more large claims could exceed our available insurance coverage.

     Highly complex software products and content such as ours often contain undetected errors or failures when first introduced or as updates and new versions are released. It is particularly challenging for us to test our products because it is difficult to simulate the wide variety of computing environments or treatment methodologies that our customers may deploy or rely upon. Despite testing, from time to time we have discovered defects or errors in our products. Defects, errors or difficulties could cause delays in product introductions and shipments, result in increased costs and diversion of development resources, require design modifications or decrease market acceptance or customer satisfaction with our products. In addition, despite testing by us and by current and potential customers, errors may be found after commencement of commercial shipments, resulting in loss of or delay in market acceptance.

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

Our products rely on our intellectual property, and any failure by us to protect our intellectual property, or any misappropriation of it, could enable our competitors to market products with similar features, which could reduce demand for our products

     We are dependent upon our proprietary information and technology. Our means of protecting our proprietary rights may not be adequate to prevent misappropriation. The laws of some foreign countries may not protect our proprietary rights as fully as do the laws of the United States. Also, despite the steps we have taken to protect our proprietary rights, it may be possible for unauthorized third parties to copy aspects of our products, reverse engineer our products or otherwise obtain and use information that we regard as proprietary. In some limited instances, customers can access source-code versions of our software, subject to contractual limitations on the permitted use of the source code. Furthermore, it may be possible for our competitors to copy or gain access to our content. Although our license agreements with these customers attempt to prevent misuse of the source code or trade secrets, the possession of our source code or trade secrets by third parties increases the ease and likelihood of potential misappropriation of our products. Furthermore, others could independently develop technologies similar or superior to our technology or design around our proprietary rights. In addition, infringement or invalidity claims or claims for indemnification resulting from infringement claims could be asserted or prosecuted against us. Regardless of the validity of any claims, defending against these claims could result in significant costs and diversion of our resources. The assertion of infringement claims could also result in injunctions preventing us from distributing products. If any claims or actions are asserted against us, we might be required to obtain a license to the disputed intellectual property rights, which might not be available on reasonable terms or at all.

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

     Investments in both fixed-rate and floating-rate interest-earning instruments carry a degree of interest rate risk. Fixed-rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating-rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities that have seen a decline in market value due to changes in interest rates. The following table illustrates potential fluctuation in annualized interest income based upon hypothetical values for blended interest rates and cash and marketable securities account balances. This sensitivity analysis is not a forecast of future interest income

Hypothetical	Combined cash and cash equivalents and
Interest Rate	marketable securities balances (in thousands)
	$100,000	$120,000	$150,000

		Interest Income

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

     We do not currently enter into foreign currency hedge transactions. Through September 30, 2004, foreign currency fluctuations have not had a material impact on our financial position or results of operations.

ITEM 4. CONTROLS AND PROCEDURES

     Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a – 15(e) and 15d – 15(e) under the Exchange Act) as of September 30, 2004. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2004, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms.

     No change in our internal control over financial reporting (as defined in Rules 13a – 15(f) and 15d – 15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.

ITEM 1. LEGAL PROCEEDINGS

     The Company is involved in litigation from time to time that is incidental to its business. In the opinion of management, after consultation with legal counsel, the ultimate outcome of such litigation will not have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 6. EXHIBITS

(a) Exhibits: See Index to exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ECLIPSYS CORPORATION
Date: November 9, 2004	/s/ Robert J. Colletti
Robert J. Colletti
Senior Vice President and Chief Financial Officer (Principal financial officer and duly authorized officer)

ECLIPSYS CORPORATION
EXHIBIT INDEX

EXHIBIT
NO.	DESCRIPTION
31.1	Certification of Paul L. Ruflin
31.2	Certification of Robert J. Colletti
32	Certification Pursuant to 18 U.S.C. Section 1350