Form 10-K
period 2004-12-31
ECLIPSYS CORP
filed 2005-03-16
CIK 1034088

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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
Common Stock, $.01 par value, and Preferred Stock Purchase Rights
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act rule 12b-2).     Yes ☒          No ☐
      The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2004 based upon the closing price of the Common Stock on the NASDAQ National Market for such date was $447,874,404.
      Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Shares Outstanding as of March 4, 2005

Common Stock, $.01 par value	47,617,532
DOCUMENTS INCORPORATED BY REFERENCE
      Certain portions of the Company’s definitive Proxy Statement to be used in connection with the 2005 annual meeting of stockholders will be incorporated by reference into Part III of this Form 10-K.

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
Overview
      Eclipsys is a healthcare information technology (HIT) company. We develop and license proprietary software and content to hospitals and other healthcare organizations, that is designed to help automate many of the key clinical, administrative and financial functions that they require. Our software is designed to improve patient care and patient satisfaction for our customers, and to enable them to reduce their operating costs and enhance their revenues. Among other things, our software enables physicians, nurses and other clinicians to check on a patient’s condition; order patient tests; review test results; monitor a patient’s medications; and provide alerts to changes in a patient’s condition. Our software also enables hospitals to admit patients; maintain patient records; create invoices for billing patients or insurance companies; control inventories; implement cost accounting; schedule doctor’s visits; determine the profitability of physicians and physician groups; understand the profitability of specific medical procedures; and perform numerous other functions. Our content, which is integrated with our software, provides guidelines on treatment methodologies for use by physicians, nurses and other clinicians.
      We also derive revenues from services that we provide related to our software. These services include software and hardware maintenance, outsourcing, remote hosting HIT applications, network services, training and consulting.
      We believe that one of the key differentiators of our software is its open and modular architecture. This enables our software to be installed one application at a time or all at once. Our software is designed to integrate easily with software developed by other vendors. This enables our customers to install our software without the disruption and expense of replacing their entire software systems to gain additional software functionality.
      We maintain a decentralized sales force to better serve our customers. We have nine North American sales regions through which we maintain direct, sustained contact with our customers. We market our software to small, stand-alone hospitals, large multi-entity healthcare systems, academic medical centers and community hospitals. We have one or more of our software applications installed in, or licensed to be installed at approximately 1,500 facilities. All 14 of the top-ranked U.S. hospitals named to the Honor Roll of “America’s Best Hospitals” in the August 2, 2004 issue of U.S. News & World Report use one or more of our solutions.
      Our Web site address is www.eclipsys.com. We make available free of charge, on or through our Web site, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.
Recent Developments
      Since October 2003, when we announced the existence of response time issues with some components or our software, we have been working to implement our new product strategy. We have implemented a strategy that was designed to allow SunriseXA customers to continue their deployment of SunriseXA which would, at the same time, allow us to continue the development of our advanced SunriseXA solutions. This strategy was to replace the affected SunriseXA components with components from our SCM product, which is our prior generation, core clinical product. The response time issues resulted in a product delivery delay for some of our advanced SunriseXA functionality. The announcement of these issues also impacted the implementation schedules for a number of our customers. As previously disclosed, this announcement had an adverse effect on our sales in 2004. In February 2004, we introduced SunriseXA Release 3.3, an interim version for those customers that had implemented earlier versions of our software. On June 30, 2004, we introduced Sunrise Clinical Manager Release 3.5 XA. This new release contained significant additional functionality for core clinical, ambulatory and emergency department settings, as well as enhancements to patient management functions. Additionally, the new release extends support for physicians through the inclusion of advanced functionality for clinical decision support, structured notes, medical necessity checking, prescription writing and medical management configuration.
      In November 2004, we announced the general availability of Sunrise ED Manager 3.6 XA and Sunrise Ambulatory Care Manager 3.6 XA.
      In March 2004, we acquired CPM Resource Center, Ltd., or CPMRC. CPMRC provides consulting services and clinical content principally to improve and enhance the care process primarily related to the workflow of nurses and interdisciplinary healthcare professionals who provide the majority of hands-on care at the point of service. CPMRC’s evidence-based content and practice guidelines have been incorporated into the current release of our SunriseXA software.
      In December 2004, we acquired eSys Medical Inc., a radiology information systems company, to extend our diagnostic imaging offering. The eSys software is a richly featured radiology information system designed to facilitate administration, workflow optimization and best practices in hospitals and diagnostic imaging centers. It provides both on- and off-site system access for physicians, radiologists and transcribers. It is currently licensed by nearly 100 hospitals and outpatient imaging centers.
      Although we believe that we have made significant progress in implementing our product strategy and proving its technological feasibility, we continue to face a variety of risks and uncertainties in this regard, including those described under “Certain Factors That May Affect Future Operating Results”.
Challenges and Compliance Pressures in the Healthcare Industry
      Hospitals are under increased pressure to reduce medical errors and to increase operational efficiencies. We believe that our software and content helps customers to achieve these objectives. Several powerful organizations have lobbied for changes within the healthcare industry to enable hospitals to deliver better patient care, to increase patient satisfaction and to enhance overall hospital efficiency. Legislation is also requiring changes within the healthcare industry. We believe that these changes may increase the demand for our products.
      The Decade of Health Information Technology. On April 27, 2004, President George W. Bush issued an executive order that established the position of National Health Information Technology Coordinator within the Department of Health & Human Services, or HHS. The post, filled by David J. Brailer, MD, PhD, was created to provide leadership for the development and nationwide implementation of an interoperable health information technology infrastructure to improve the quality and efficiency of healthcare in the United States. The vision of this infrastructure is intended to:

•	ensure that appropriate information to guide medical decisions is available at the time and place of care;

•	improve healthcare quality, reduce medical errors, and advance the delivery of appropriate, evidence-based medical care;

•	reduce healthcare costs resulting from inefficiency, medical errors, inappropriate care, and incomplete information;

•	promote a more-effective marketplace, greater competition, and increased choice through the wider availability of accurate information on healthcare costs, quality, and outcomes;

•	improve the coordination of care and information among hospitals, laboratories, physician offices, and other ambulatory care providers through an effective infrastructure for the secure and authorized exchange of healthcare information; and

•	ensure that patients’ individually identifiable health information is secure and protected.
      The executive order directed that the Coordinator should not assume or rely upon additional federal resources or spending to accomplish adoption of the interoperable health information technology.
      On July 21, 2004, HHS Secretary Tommy G. Thompson released the first outline of a 10-year plan to build the national electronic health information infrastructure. The report entitled, “The Decade of Health Information Technology: Delivering Consumer-centric and Information-rich Health Care,” concluded that federal leadership can facilitate efforts to be carried out by the private sector and laid out the broad steps needed to achieve widespread electronic health records or EHRs for Americans. This report was a response to the call by President Bush in 2004 to achieve EHRs for most Americans within a decade.
      Dr. Brailer has facilitated the creation of a private-sector Certification Commission for Health Information Technology, or CCHIT, consisting of 15 commissioners from across the healthcare industry. CCHIT intends to develop a set of private sector determined criteria for EHR functionality, interoperability, reliability and security, and will inspect EHR software products, starting with physician office systems to determine their performance against these criteria. CCHIT has announced that it expects to begin certification according to a minimal set of criteria in the summer of 2005, and that it also intends to publish a road map to guide the industry for the next three to five years.
      Institute of Medicine. In 1999, the Institute of Medicine, or IOM, issued a report titled, “To Err Is Human: Building a Safer Health System”. In it, the IOM called for the expanded use of information technology to reduce avoidable medical errors by 50 percent in the U.S. over the ensuing five-year period. According to that report, between 44,000 and 98,000 people died each year as a result of medical errors. The IOM concluded that more people were injured from preventable mistakes than from many other common illnesses or accidents. The IOM report identified medication and pharmacy errors as significant causes of deaths and adverse events. In 2003, the IOM released a separate report stating that medical errors may be reduced through widespread adoption of information technology, such as electronic medical records that can be connected through a national system linking all healthcare organizations.
      On November 4, 2003, the IOM issued another study, “Keeping Patients Safe: Transforming the Work Environment of Nurses,” which featured a new set of recommendations to improve key aspects of the work environment for nurses with a view to improving patient safety. Among other things, the report recommended that healthcare organizations should provide for staffing ‘elasticity’ or slack within each shift’s scheduling to accommodate unpredicted variations in patient volume and acuity and resulting workload.
      The Leapfrog Group. Following the release of the IOM report, the Leapfrog Group was formed. The Leapfrog Group is a consortium of more than 160 companies including Fortune 500 companies. Members of this consortium include large private and public healthcare purchasers representing more than 34 million healthcare consumers within the United States. Leapfrog Group members and their employees spend billions of dollars on healthcare annually. The Leapfrog Group is urging its members and their employees to base their healthcare purchases on principles that encourage hospitals to utilize stringent patient-safety measures such as computerized physician order entry systems, or CPOE. The adoption of CPOE is a leading Leapfrog Group recommendation for reducing medical errors.
      The IOM and The Leapfrog Group are leveraging their influence to encourage hospitals to use advanced clinical software to reduce adverse drug events and medical errors. Their influence, coupled with consumer demands, are spurring new government legislation. Twenty-four states have legislated mandatory reporting laws regarding healthcare quality and patient safety. California has passed legislation mandating the eventual adoption of information technology for hospitals to reduce avoidable medical errors.
      Health Insurance Portability and Accountability Act. Federal regulation applicable to healthcare providers and others includes the Health Insurance Portability and Accountability Act of 1996, or HIPAA.

HIPAA seeks to impose national health data standards on covered entities. Under HIPAA, a covered entity includes (i) healthcare providers that conduct electronic health transactions; (ii) healthcare clearinghouses that convert health data between HIPAA-compliant and non-compliant formats; and (iii) health plans. The HIPAA standards prescribe, among other things, transaction formats and code sets for electronic health transactions, in order to protect individual privacy by limiting the uses and disclosures of individually identifiable health information. HIPAA also requires covered entities to implement administrative, physical and technological safeguards to ensure the confidentiality, integrity, availability and security of individually identifiable health information in electronic form.
      Under HIPAA, covered entities are required to utilize HIPAA-compliant products, software and services. The cost of achieving HIPAA compliance has affected companies throughout the healthcare industry, regardless of whether they are covered entities. We believe that the need for HIPAA-compliant products will continue to create demand for our software and services. We are not a covered entity under HIPAA, but many of our customers are. Accordingly, we have developed our software to be HIPAA-compliant.
      Joint Commission on Accreditation of Healthcare Organizations. The Joint Commission on the Accreditation of Healthcare Organizations, or JCAHO, is an independent non-profit organization that provides voluntary evaluation and accreditation for nearly more than 15,000 healthcare organizations in the United States. JCAHO periodically introduces new process improvement initiatives, standards and performance measurements that are used to assess hospitals. JCAHO has also established patient safety standards that require hospitals to initiate specific efforts to prevent medical errors and inform patients when they have been unknowingly harmed during treatment. Additionally, each year since 2002, JCAHO has approved annual National Patient Safety Goals that include specific recommendations for improving patient safety. Most of our customers seek to comply with JCAHO standards. We believe that our software and services aid our customers in meeting JCAHO standards.
      The Internet. We believe that growth in Internet usage will enable consumers to be more involved in their healthcare choices. Additionally, we expect that the Internet will provide increased availability of medical information to physicians, clinicians and healthcare workers. As consumers and physicians adopt Web-centric lifestyles, we believe that our products and services will become more appealing to a wider customer base and may increase demand for our software and services.
The Eclipsys Solution
      Eclipsys software, content and services are used primarily by physicians, nurses, administrators and other healthcare workers. We provide comprehensive functionality that enables hospitals and care providers to address many of their key clinical, financial and administrative needs.
      Among other things, our software is designed to:

•	provide hospitals with automated processes that improve clinical workflow and support clinical, financial and operational decision-making throughout the organization;

•	provide clinicians with access to patient information, evidence-based clinical content and supporting references, such as medical journals, through a variety of technologies that include, among other things, wireless devices within the healthcare facility and over the Internet;

•	provide hospitals with the information that they need to negotiate with insurance companies, Medicare and Medicaid, and to help them maximize collections and minimize payment denials;

•	provide clinicians with real-time information regarding the cost and effectiveness of patient tests and treatments;

•	assist our customers in improving processes and implementing best practices within their hospitals;

•	allow healthcare organizations to meet clinical and business needs while preserving investments in existing software and systems, to the extent possible; and

•	encourage faster, more cost-effective implementation of in-house or remote-hosted software systems that healthcare organizations may operate with a lower total cost of ownership.
The Eclipsys Strategy
      We have a “Vision of Health” for the future in which physicians, nurses, administrators, and other healthcare workers have the information they need — anytime, anywhere, on any device — to make informed decisions for their patients. In this vision, the entire healthcare enterprise — and over time, healthcare communities and regions — will be connected and therefore able to achieve greater efficiencies, lower costs and higher quality.
Our goal is to become the leading provider of software, content and services within the healthcare industry. In support of this goal, we have put in place a strategy that includes three elements:

Software. We are committed to offering flexible products and product-delivery options. Our software can be operated at the hospital or may be hosted remotely by us. We believe our software solves many clinical, financial and administrative needs of healthcare organizations. Furthermore, customers can purchase our software applications individually or in combination. The software may be integrated with a customer’s existing systems to minimize cost and disruption. Our software is built on an open architecture platform. We believe this open architecture design enables customers to share information between their organizations, Eclipsys, third-party systems and unaffiliated organizations.

Content. We have developed, along with our customers, evidence-based content that provides guidelines on treatment methodologies. Our strategy is to integrate this content into our software offerings so it can assist physicians, nurses and other clinicians as they deliver care. We also intend to license this content to other third parties under re-marketing arrangements.

Services. We offer a wide range of professional services. We believe that the end-user experience and overall customer satisfaction is enhanced when our service professionals assist with the implementation, training, support, remote hosting and maintenance of our products and the networks that support them. As part of our expanded service offerings, our outsourcing services group can assume full or partial responsibility for a healthcare organization’s IT operations. We believe offering a full array of services will create additional opportunities for enterprise software sales.
      We have several tactics to support these strategies, including:
      Continued Market Expansion. We believe there is a significant opportunity to sell software, content and services to a wider target market. Our current target customers include large healthcare organizations, academic medical centers and small stand-alone hospitals. Only a limited number of current customers have enterprise-wide health information systems such as those we offer. Today, one or more of our products is installed at, or is licensed to be installed at approximately 1,500 facilities. We intend to continue aggressively marketing software, content and services to capitalize on the growth opportunities we believe exist within our marketplace.
      Flexible Contracting Model. We have adopted a contracting model that is designed to be attractive to customers. This payment model spreads the cost of software and related maintenance over the life of a customer contract. As a result, the customer can more closely align the cost of our products and services with the value the customer derives from them. We believe that this approach is critical within today’s capital-constrained healthcare industry.
Products
      Eclipsys’ products perform many of the core software and technology functions that hospitals require. Our software is available for implementation on site or through our remote-hosting services. Our software is designed to work in a variety of healthcare settings and throughout a healthcare organization. The following table summarizes our principal software offerings:

Product	Primary Functions

Sunrise Clinical Manager	• Computer-based Patient Record providing clinical rules, evidence-based clinical content and other information to facilitate clinical decision-making

• In-hospital and remote access to patient records, including on wireless handheld devices

• On-line ordering of clinical services and prescriptions (computerized physician order entry)

• Closed-loop medication management capabilities to ensure “5 Rights” are followed (right patient, right drug, right dose, right route, right time)

• Specialized workflows and features for the emergency department, ambulatory clinic and surgery department environments

• Clinical documentation with evidence-based clinical practice guidelines and patient classification and acuity methodology

Sunrise Access Manager	• Access to patient information and coordination of gathering of additional information at each stage of patient care

• Coordinate scheduling of appointments

• Patient Scheduling

Sunrise Patient Financial Manager	• Coordinate compliance with managed-care contract reimbursement terms, patient billing, and third-party reimbursement

Sunrise Decision Support Manager and Sunrise Discovery	• Clinical and financial data repository to analyze past clinical, operational and financial performance

• Model future plans and alternatives

• Measure and monitor performance

Sunrise Record Manager	• Automate medical record management system

• Manage documents and images throughout the enterprise

eLink	• Tools to enable integration of data from existing systems

Eclipsys Diagnostic Imaging Solutions (Sunrise RIS and Sunrise PACS)	• An integrated diagnostic imaging solution
      Sunrise Clinical Manager. Sunrise Clinical Manager, or SCM, is a computerized patient record system that provides patient information to physicians, nurses and clinicians at the point of decision-making. SCM allows a physician to enter orders quickly and efficiently, and provides evidence-based clinical decision support at the time of order entry. SCM’s core capabilities and related modules are designed for use in the ambulatory, acute care and emergency department settings, and include the following features among others:

•	Order entry, communication and management, which enable physicians to order online prescriptions and laboratory or diagnostic tests or procedures, and routes the order to the appropriate department or party within the organization for fulfillment.

•	Knowledge-based orders, which is a clinical decision support system that automatically provides real-time guidance to physicians by alerting them to possible problems with or conflicts between newly entered orders and existing patient information using the system’s rules database. A comprehensive set of clinical rules developed by physicians is available with knowledge-based orders. Customers can modify these existing rules or can develop their own clinical rules.

•	Clinical decision support, which triggers alerts, including by e-mail or pager, upon the occurrence of a specified change in a patient’s condition or any other physician-designated event, such as the delivery of unfavorable laboratory results, while relating the new information to information already in the system for that patient.

•	Clinical pathways and scheduled activities lists, which provides access to standardized patient-care profiles and assists in the scheduling of clinical treatment procedures.

•	Clinical documentation, which gathers and presents organized, accurate and timely patient information by accepting and arranging input from caregivers, laboratories or monitoring equipment. Features include an automated patient classification and acuity system that facilitates timely adjustment of nursing staffing and other resources.

•	Closed-loop medication management, which links physicians as they place orders, pharmacists as they verify and dispense those orders, and nurses as they administer medications.

•	Remote access services, which provides physicians with Web-based access to patient information from within the healthcare facility or at a remote location.

•	Clinical data repository, which permanently stores clinical and financial information in easily accessible patient care records.
      Sunrise Access Manager. Sunrise Access Manager, or SAM, enables healthcare providers to identify the patient at any time within a hospital and to collect and maintain patient information on an enterprise-wide basis. SAM’s single database structure permits simultaneous access to the patient record by authorized personnel from any access point within a hospital’s computer systems. SAM provides the following functionality:

•	Comprehensive admission, discharge and transfer, management or ADT. Patient registration captures demographic, insurance, referral and primary-care provider information and automates visit management by collecting and recording visit information in compliance with third-party billing regulations and managed care contractual requirements.

•	Patient scheduling and resource management, which allows personnel to schedule patient appointments throughout an organization based on patient preferences and resource availability. An integrated application, it uses a single database with registration, ADT and patient accounting functions and provides complex scheduling capabilities such as multiple and linked conditional appointments.

•	Work Quality Monitor, which is a supervisory task that runs in the background to continuously match transactions against quality protocols to detect transaction errors, mismatches and omissions. When it identifies such exceptions, Work Quality Monitor sends a real-time alert to the party charged with the responsibility for remedying the situation.

•	Enterprise person identifier, or ePI, which is a single index of all patients and healthcare plan members within a healthcare provider’s system that supports searches on the basis of a variety of characteristics, such as name, Social Security number or other demographic data.

•	Managed-care support features, such as verifying insurance eligibility online and compliance with managed-care plan rules and procedures.

•	Centralized capabilities for bed management: bed reservations, transfers and discharges and tracking in-house patient information.

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
      Sunrise Discovery. Sunrise Discovery builds upon Sunrise Decision Support Manager. Sunrise Discovery provides clinical data using data-extraction techniques, including natural language processing, offering our customers a means to collect data from electronic documents. Sunrise Discovery offers an advanced architectural platform based on Microsoft technology that includes a sophisticated data model, a data warehouse, business intelligence tools, and a means to distribute clinical and financial data across the enterprise using Sunrise Discovery’s portal technology.
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

•	Registration scanning to capture patient identification and consent forms and other documents.

•	Document imaging and document scanning; interfaces with other electronic document systems.

•	Tools for managing patient medical records, including tracking record locations, chart requests, and secured release of information.

•	Workflow tools for managing record movement between workgroups and areas in the operational team.

•	JCAHO-compliant deficiency and chart completion management functions, including HIPAA-compliant electronic signature functions.

•	Medical records abstracting, working with industry-standard encoders.

•	Patient account management functionality, including workflow, interfaces, remit processing, forms overlay and document image management.

•	Tools to manage enterprise documents for human resources, materials management and other applications not involving patient care.
      eLink. eLink provides tools to enable the integration of data from a customer’s existing systems. As integrated health networks emerge, the individual entities within the network will often have their own different information systems. The clinical and financial data in these disparate systems must be integrated to provide an enterprise-wide view. eLink includes tools to achieve this integration, primarily through the use of Web-based integration technologies.
      Eclipsys Diagnostic Imaging Solutions. Eclipsys Diagnostic Imaging Solutions provide comprehensive capabilities for improved and enhanced radiology services. We are working to combine the core components of Sunrise Clinical Manager with the comprehensive capabilities of Sunrise radiology information system, or RIS, and Sunrise picture archiving and communications system, or PACS to deliver an image-enabled clinical information system designed for the full organization. When this integration is complete, Sunrise RIS and Sunrise PACS will be designed to be used together, as separate standalone solutions, or as components of an enterprise-wide Sunrise Clinical Manager solution. Sunrise Diagnostic Imaging Solutions:

•	deliver imaging data as an integrated part of the overall patient record — clinicians can access images at the point of care on any Sunrise-enabled device;

•	automate access to medication history, lab data and other clinical information for radiology personnel to review;

•	eliminate the use of film and the costs associated with film; and

•	enable radiology and cardiology image management with a single system.
Sunrise on the XA Extended Architecture Initiative
      During 2004, we continued the initiative for Sunrise on the XA extended architecture that began several years ago. This initiative is focused on re-engineering and migrating the Sunrise suite of software to an architecture based on the Microsoft .NET Framework and other industry-standard technologies. We believe this approach allows our software to be more open and extensible, making it easier to integrate with a customer’s legacy and ancillary systems. This architecture also enables hospitals to continue to derive value from their existing technology investments, and to add other software products as functional needs and resources dictate.
      SunriseXA is built upon a single database model known as a Computer-based Patient Record, or CPR. The CPR can be used by all components within SunriseXA regardless of where in the hospital a physician, nurse or employee resides. SunriseXA is designed to prevent the isolation of information and duplication of functionality that can occur with other information technology, or IT, systems. We believe that this approach will enable a faster, more cost-effective implementation of our software, simplify software maintenance and provide a lower total cost of ownership.
      As previously disclosed, in October 2003 we announced the existence of response time issues within some components of our SunriseXA software. At the same time, we announced a product strategy to deal with these issues in a manner that would allow customers to continue their deployment of SunriseXA. Since then, we have introduced Releases 3.3 and 3.5 of SunriseXA, which reflect what we believe is significant progress in implementing our product strategy.
      For further discussion regarding SunriseXA and the response-time issue see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Certain Factors That May Affect Future Operating Results”.
Hardware and Related Offerings
      As part of our commitment to being a comprehensive software and services provider, we sell a variety of desktop, network and platform solutions including hardware, middleware and related services.
Services
      Drawing on the functionality and flexibility of our software products, we offer a range of professional services from which we earn revenues. Our services may be summarized as follows:

Implementation, Integration, Product Support, Training and Maintenance — We offer our customers professional assistance in the implementation of our software, the conversion and integration of their historical data into our software and systems, as well as ongoing training and support. Specifically, we offer 24-hour software support to customers and provide them with regular maintenance releases and comprehensive training programs.

Outsourcing Services — We provide outsourcing services to our customers. This means that we assume all responsibilities for a healthcare organization’s IT operations using our employees. Our outsourcing services include facilities management, network outsourcing and transition management.

•	Facilities management enables our customers to improve their IT operations by allowing us to assume responsibility for all aspects of their internal IT operations.

•	Network outsourcing provides our customers with total information network support. This relieves our customers of the need to secure and maintain an expensive IT infrastructure in a rapidly changing technological environment.

•	Transition management offers our customers a solution for migrating their IT to new processes, technologies or platforms without interfering with healthcare delivery.

Remote Hosting Services — We provide remote hosting services to our customers. This means that we assume complete processing of a customer’s IT operations using our equipment and personnel at our facilities. This frees an organization from maintaining the environment, equipment and technical staff required to support their IT operations.

Network Services — We offer several network services. Our professionals assess changes in network utilization and function, forecast necessary upgrades to accommodate a customer’s growth, and design the changes required to provide our customers with the network performance and functionality.

Solutions Consulting — We also offer consulting services to help customers to improve their operations.

Marketing and Sales
      Our marketing and sales teams target small, stand-alone hospitals, large multi-entity healthcare systems and academic medical centers. We sell our products and services primarily in North America exclusively through our direct sales force. The management of our sales force is decentralized, with two senior executives having primary responsibility for sales and marketing within four areas. The areas, in turn, are broken down into a total of nine regions. Within each sales region, our sales force is organized into two separate groups. The first is focused on generating sales to new customers. The second is focused on additional sales to existing customers. Our direct sales force works closely with our implementation and product line specialists. We also have a team of experts with extensive experience with each of our specific software applications that support our sales force. Our sales personnel are compensated principally on a performance basis.
      We recently hired a chief marketing officer and consolidated our marketing group to better leverage our marketing resources and tighten our focus. Our marketing group develops targeted campaigns designed to increase demand for our products and services, as well as increase corporate awareness and brand identity for our company. In addition to advertising, direct mail, public relations and Internet marketing, our marketing group produces a wide range of collateral and sales support training and materials.
Research and Development
      We believe that our future success depends on our ability to maintain and enhance our product lines and develop new products. We seek to maintain technological competitiveness and respond to our customers’ expanding needs. We are currently developing our software based on Microsoft’s .NET Framework and other industry standards. We are also creating new functionality for our existing software. Since the announcement of our SunriseXA response time issues in October 2003, we have made significant changes within our research and development department. During 2004, we continued to enhance our staff and our processes within the research and development department. Among other things, we have decreased our reliance on outside vendors that have historically aided our internal personnel in software development. In addition, we have expanded our senior management team within the research and development organization. This team has adopted a new software development methodology, Microsoft’s Solutions Framework. This new methodology allows us, among other things, to gauge the quality and performance of our software development efforts in 24-hour increments. As part of these new processes, we have also involved customers in our software design process, enabling them in some cases to have direct and regular access to the development staff, including its senior leadership.
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
Employees
      As of December 31, 2004, we had 1,983 employees. Our success depends on our continued ability to attract and retain highly skilled and qualified personnel. Competition for such personnel is intense in our industry, particularly for software developers, service consultants and sales and marketing personnel. We cannot be assured that we will continue to attract and retain qualified personnel. Our employees are not represented by any labor unions. We consider our relations with our employees to be good.
Financial Information About Geographic Areas
      Revenues from U.S. operations totaled $293.1 million in 2004, $244.3 million in 2003 and $209.8 million in 2002. Revenues from outside the United States totaled $16.0 million in 2004, $10.4 million in 2003 and $8.3 million in 2002. Long-lived assets totaled $85.2 million in the United States in 2004, $73.6 million in 2003 and $53.1 million in 2002. Long-lived assets totaled $2.1 million in other countries in 2004, $100,000 in 2003 and $200,000 in 2002.
Certain Factors That May Affect Future Operating Results
      There are a number of important factors that could affect our business and future operating results, including without limitation, the factors set forth below. The information contained in this report should be read in light of such factors. Any of the following factors could harm our business and future operating results.

We face risks relating to our product strategy
      In October 2003, we announced the existence of certain response time issues within some components of SunriseXA, the newest version of our Sunrise family of products. We concluded that the root cause of the issue was in the technical design of SunriseXA, which did not adequately support the throughput required in the highly interactive patient care environment. After substantial analysis, we pursued and continue to pursue a strategy that we believe addresses these issues. Our strategy was to replace the affected SunriseXA components with certain components from our SCM product, which is our prior generation, core clinical product. Although we believe that the release of Sunrise Clinical Manager 3.5 XA in June 2004 was a significant milestone in the implementation of our product strategy, we continue to face a variety of risks and uncertainties in this regard including among others, the following:

•	We may encounter technical obstacles and delays in implementing this approach. As we continue to implement our strategy, it is possible that we could discover additional problems with our software.

•	It is possible future releases of SunriseXA, with anticipated additional features for our products, may be delayed. This could result in delayed or lost sales.

•	Customers who are currently implementing SunriseXA have faced delays in their implementations. As a result, existing SunriseXA customers could attempt to cancel their contracts with us or seek financial or other concessions from us.

•	As a result of the changes we will make to our SunriseXA product offering, potential customers may find such products less appealing, which could decrease demand for our products.

•	2003 operating results reflect a $1.2 million write-down of capitalized software development costs for certain SunriseXA components. Additionally, through December 31, 2004 we have recorded warranty related costs of $4.6 million related to the anticipated costs associated with the SunriseXA response time issue.
      These issues could harm our relationships with customers generally and our reputation in the marketplace. This announcement has had an adverse effect on our 2004 sales. Additionally, it is possible that this issue may continue to make sales more challenging for the affected SunriseXA applications.

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

Given the length of our sales and implementation cycles, if a significant number of our customers delay implementation, our future operating results may suffer
      We have experienced long sales and implementation cycles. How and when to implement, replace, expand or substantially modify an information system, or modify or add business processes, are major decisions for hospitals, our target customer market. Furthermore, our software is expensive and generally requires significant capital expenditures by our customers. The sales cycle for our software ranges from 6 to 18 months or more from initial contact to contract execution. Historically, our implementation cycle has ranged from 6 to 36 months from contract execution to completion of implementation. During the sales and implementation cycles, we will expend substantial time, effort and financial resources preparing contract proposals, negotiating the contract and implementing the software. We may not realize any revenues to offset these expenditures and, if we do, accounting principles may not allow us to recognize the revenues during corresponding periods. This could harm our future operating results. Additionally, any decision by our customers to delay purchasing or implementing our products may adversely affect our revenues.

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

We have a history of operating losses and we cannot predict future profitability
      We had a net loss of $(32.6) million for the year ended December 31, 2004. We also had net losses of $(56.0) million in 2003, $(29.8) million in 2002, $(34.0) million in 2000, $(9.4) million in 1999, and $(35.3) million in 1998. In 2001, we had net income of $4.4 million, although we had a loss from operations of $(1.6) million. We may continue to incur net losses and cannot predict when, or if, we will be profitable in the future.

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

Because in many cases we recognize revenues for our software monthly over the term of a customer contract, downturns or upturns in sales will not be fully reflected in our operating results until future periods
      We recognize a significant portion of our revenues from customers monthly over the terms of their agreements, which are typically 7 years and can be up to 10 years. As a result, much of the revenues that we report each quarter are attributable to agreements executed during prior quarters. Consequently, a decline in sales, client renewals, or market acceptance of our products in one quarter, will not necessarily be reflected in lower revenues in that quarter, and may negatively affect our revenues and profitability in future quarters. In addition, we may be unable to adjust our cost structure to reflect these reduced revenues. This monthly revenue recognition also makes it difficult for us to rapidly increase our revenues through additional sales in any period, as revenues from new customers must be recognized over the applicable agreement term.

We operate in an intensely competitive market that includes companies that have greater financial, technical and marketing resources than we do
      We operate in a market that is intensely competitive. Our principal competitors include Cerner Corporation, Epic Systems Corporation, GE Medical Systems, IDX Systems Corporation, McKesson Corporation, QuadraMed and Siemens AG. We also face competition from providers of practice management systems, general decision support, database systems and other segment-specific applications, as well as from healthcare IT consultants. A number of existing and potential competitors are more established than we are, and have greater name recognition and financial, technical and marketing resources than we do. We expect that competition will continue to increase, which could harm our business.

If the healthcare industry continues to undergo consolidation, this could impose pressure on our products’ prices, reduce our potential customer base and reduce demand for our products
      Many hospitals have consolidated to create larger healthcare enterprises with greater market power. If this consolidation continues, it could erode our customer base and reduce the size of our target market. In addition, the resulting enterprises could have greater bargaining power, which may lead to erosion of the prices for our products.

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

Our products and content are used to assist clinical decision-making and provide information about patient medical histories and treatment plans; If our products fail to provide accurate and timely information or the treatment methodologies suggested by our content are faulty, our customers could assert claims against us that could result in substantial cost to us, harm our reputation in the industry and cause demand for our products to decline
      We provide products and embedded content that, assist in clinical decision-making, suggest treatment methodologies, provide access to patient medical histories and assist in creating patient treatment plans. If our software fails to provide accurate and timely information, or if treatment methodologies utilizing our content or practice guidelines is determined to be faulty, customers could assert liability claims against us. Litigation with respect to liability claims, regardless of its outcome, could result in substantial cost to us, divert management’s attention from operations and decrease market acceptance of our products. We attempt to limit by contract our liability for damages arising from negligence, errors or mistakes. In addition, we require that our customers approve all system rules and protocols. Despite these precautions, the limitations of liability set forth in our contracts may not be enforceable or may not otherwise protect us from liability for damages. We maintain general liability insurance coverage, including coverage for errors or omissions. However, this coverage may not continue to be available on acceptable terms or may not be available in sufficient amounts to cover one or more large claims against us. In addition, the insurer might disclaim coverage as to any future claim. One or more large claims could exceed our available insurance coverage.
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

If we undertake additional acquisitions, they may be disruptive to our business and could have an adverse effect on our future operations and the market price of our common stock
      An important element of our business strategy has been expansion through acquisitions. Since 1997, we have completed eleven acquisitions.
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

Executive Officers of the Registrant
      As of March 2, 2005 our executive officers were as follows:

Name	Age	Title

Paul L. Ruflin	51	President and Chief Executive Officer
John A. Adams	50	Executive Vice President and Chief Administrative Officer
John Gomez	40	Executive Vice President of Product Development and Delivery and Chief Technology & Strategy Officer
Russ J. Rudish	52	Executive Vice President of Sales, Marketing and Customer Solutions
Robert J. Colletti	46	Senior Vice President and Chief Financial Officer
      Paul L. Ruflin has served as our president and chief executive officer since July 2002. Prior to joining us, Mr. Ruflin was chief operating officer of Cap Gemini Ernst & Young, North America, or CGE&Y. During his more than 24 years at CGE&Y, Mr. Ruflin also served in several other leadership capacities, including director of CGE&Y’s health managed care consulting practice.
      John A. Adams has served as our executive vice president and chief administrative officer since December 2004. Prior to joining us, Mr. Adams was chief financial officer of Exult, Inc., a business process outsourcing company from June 2003 to December 2004. Before that, Mr. Adams was vice president and chief financial officer of AT&T’s Business Services division from November 2000 to June 2003.
      John Gomez has served as our executive vice president of product development and delivery and chief technology and strategy officer since December 2004. He held the title of senior vice president and chief technology officer from August 2003, when he first joined our Company, to December 2004. From October 2001 to January 2003, Mr. Gomez was a senior vice president and chief technology officer at WebMD Corporation. Prior to that, from February 2000 to October 2001 Mr. Gomez served as chief technology officer and senior vice president of strategic business development at Brill Media Holdings, an e-commerce and media publication company. From April 1997 through January 2000 Mr. Gomez was employed by Microsoft Corporation.
      Russ J. Rudish has served as our executive vice president of sales, marketing and customer solutions since December 2004. Prior to that, Mr. Rudish served as our executive vice president of services since joining us in November 2003. Prior to joining us, Mr. Rudish spent over 20 years at Ernst & Young LLP, before it sold its consulting practice to CGE&Y in May 2000. From April 2002 until September 2003, Mr. Rudish served as the national practice leader of CGE&Y’s Health Provider Consulting Practice. In addition, from August 2000 to April 2002, Mr. Rudish served as regional director, northeast, for CGE&Y’s Health Provider Consulting Practice.
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
      Our corporate offices are located in Boca Raton, Florida under a lease that expires in February 2008. In addition, we maintain leased office space in Phoenix, Arizona; Newport Beach, California; San Jose, California; Santa Rosa, California; Atlanta, Georgia; Westchester, Illinois; Overland Park, Kansas; Rockville, Maryland; Boston, Massachusetts; Grand Rapids, Michigan; Mountain Lakes, New Jersey; Albany, New York; Uniondale, New York; Malvern, Pennsylvania; San Antonio, Texas; Montreal, Canada, Toronto,

Canada and Richmond (a suburb of Vancouver), Canada. These leases expire at various times through September 2013.

Item 3.	Legal Proceedings
      We are involved in litigation incidental to our business from time to time. In the opinion of management, after consultation with legal counsel, the ultimate outcome of such litigation will not have a material adverse effect on our financial position, results of operations or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders
      No matters were submitted to a vote of our stockholders during the fourth quarter of 2004.
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

	High	Low

2003
First quarter	$8.51	$5.23
Second quarter	$11.88	$6.85
Third quarter	$18.58	$10.05
Fourth quarter	$19.47	$8.72
2004
First quarter	$15.48	$11.27
Second quarter	$15.26	$11.25
Third quarter	$16.07	$12.75
Fourth quarter	$20.95	$14.62
Holders of Record
      On March 4, 2005, the last reported sale price of our common stock on the Nasdaq National Market was $15.77 per share. Also as of March 4, 2005, we had approximately 197 stockholders of record.
Dividends
      We have never paid or declared any cash dividends on our common stock or other securities and do not anticipate paying cash dividends in the foreseeable future. We currently intend to retain all future earnings, if any, for use in the operation of our business.
Private Placements
      In December 2004, we acquired eSys Medical Systems Inc., or eSys, a radiology information system company headquartered in Montreal, Canada pursuant to a stock purchase agreement. Pursuant to the stock purchase agreement, we paid the former eSys stockholders $2.3 million in cash at closing. In addition, we agreed to pay the former eSys stockholders additional earn-out consideration, upon the achievement of certain earn-out and software development milestones over a period of up to five years, including up to an aggregate of $6.9 million payable in shares of our common stock. Each of the former eSys stockholders are accredited investors, as defined in Rule 501 of Regulation D under the Securities Act of 1933, as amended or the Securities Act. Any shares issued as earn-out consideration are exempt from registration pursuant to Rule 506 of Regulation D under the Securities Act. The number of shares of our common stock issued as earn-out consideration will be determined based upon the average closing prices of our common stock on the NASDAQ National Market for the calendar quarter immediately preceding the payment of the earn-out consideration.
      In March 2004, we acquired CPM Resource Center, Ltd., or CPMRC. CPMRC provides consulting services and clinical content principally to improve and enhance the care process primarily related to the workflow of nurses and interdisciplinary healthcare professionals who provide the majority of hands-on care at the point of service. CPMRC’s evidence-based content and practice guidelines have been incorporated into the current release of our SunriseXA software. We paid $2.5 million in cash and issued 184,202 shares of common stock for CPMRC, for a total consideration of $5.0 million. The prior owner of CPMRC, who is an accredited investor as defined in Rule 501 of Regulation D under the Securities Act, may earn an additional $12.5 million over the next 5-year period based on future operating results, payable in cash and shares of our common stock. The number of shares of our common stock issued as earn-out consideration will be determined based upon the average of the last reported sale prices of our common stock on the NASDAQ National Market for the five consecutive trading days ending on the trading day that is one day prior to the date on which the earn-out consideration is paid. The shares issued and issuable in this transaction are exempt from registration pursuant to Rule 506 of Regulation D under the Securities Act.
Issuer Purchases of Equity Securities

(d) Maximum Number
			(c) Total Number	(or Approximate
			of Shares (or	Dollar Value) of
	Total Number of		Units) Purchased as	Shares (or Units) that
	Shares (or	(b) Average Price	a Part of Publicly	May Yet be Purchased
	Units)	Paid per Share	Announced Plans or	Under the Plans or
Period	Purchased(1)	(Unit)	Programs	Program

October 8, 2004 — October 22, 2004	250,669	$3.00	—	—
November 2004	—	—	—	—
December 5, 2004	25,000	3.00	—	—

TOTAL	275,669	$3.00	—	—

(1)	The repurchases reflected in this table consists of privately negotiated repurchases of outstanding options to purchase our common stock with specified individuals.
Shares Available Under Equity Compensation Plans
      Information regarding securities authorized for issuance under equity compensation plans is provided under Item 12 — Security Ownership of Certain Beneficial Owners and Management elsewhere in this document.

Item 6.	Selected Financial Data
      You should read the following selected financial data in conjunction with our consolidated financial statements and the related notes thereto, along with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, that is included elsewhere in this document. Our statement of operations data for the years ended December 31, 2004, 2003 and 2002 and the balance sheet data at December 31, 2004 and 2003 are derived from, and are qualified by reference to, our audited consolidated financial statements, which appear elsewhere in this document. Our statement of operations data for the years ended December 31, 2001 and 2000 and the balance sheet data at December 31, 2002, 2001 and 2000 set forth below, are derived from, and are qualified by reference to, our audited consolidated financial statements which are not included in this document. Historical results are not necessarily indicative of results that you may expect for any future period.

	Year Ended December 31,

	2004	2003	2002	2001	2000

	(In thousands, except share and per share data)
Statement of Operations Data:
Total revenues	$309,075	$254,679	$218,068	$239,676	$221,318
Costs and expenses:
Costs of revenues	191,342	161,013	131,314	137,826	155,503
Sales and marketing	65,024	69,734	53,175	42,698	40,143
Research and development	58,095	58,306	46,228	37,034	37,382
General and administrative	15,524	13,528	12,434	10,278	10,380
Depreciation and amortization	13,284	10,492	8,531	13,900	13,442
Pooling and transaction costs	—	—	—	(472)	1,900
Restructuring charge	—	—	—	—	1,198

Total costs and expenses	343,269	313,073	251,682	241,264	259,948

Loss from operations	(34,194)	(58,394)	(33,614)	(1,588)	(38,630)
Interest income, net	1,629	2,430	4,016	5,996	1,075
Other income, net	—	—	—	—	3,596

(Loss) income before income taxes	(32,565)	(55,964)	(29,598)	4,408	(33,959)
Provision for income taxes	—	—	165	—	—
Net (loss) income	(32,565)	(55,964)	(29,763)	4,408	(33,959)

Basic net (loss) income per common share	$(0.70)	$(1.23)	$(0.67)	$0.10	$(0.92)

Diluted net (loss) income per common share	$(0.70)	$(1.23)	$(0.67)	$0.09	$(0.92)

Basic weighted average common shares outstanding	46,586,754	45,404,754	44,710,754	43,243,512	36,765,975

Diluted weighted average common shares outstanding	46,586,754	45,404,754	44,710,754	46,795,361	36,765,975

	Year Ended December 31,

	2004	2003	2002	2001	2000

	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$122,031	$151,683	$183,500	$168,942	$20,799
Working capital	51,994	79,553	140,368	174,951	17,985
Total assets	291,420	295,783	301,197	300,494	156,112
Debt, including current portion	—	—	—	—	1,491
Stockholders’ equity	$123,277	$143,153	$192,597	$218,201	$73,404

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
      Eclipsys is a healthcare information technology company. We develop and license our proprietary software and content to hospitals. Our software allows hospitals to automate many of the key clinical, administrative and financial functions that they require. Our software is designed to improve patient care and patient satisfaction for our customers, and allow them to reduce their operating costs and enhance their revenues. Our content provides practice guidelines for use in hospitals.

Background
      We were founded in December 1995 to commercialize an integrated clinical and financial information software system for use by hospitals. Historically, hospitals have operated in a paper environment. This has resulted in patient safety concerns, including avoidable medical errors, duplicative and unnecessary procedures, inefficient use of limited resources, and a limited ability to track, bill and collect for services rendered. Our software is designed to address these issues by turning data into information that can be easily used, accessed by or provided to the right person, at the right time, in the right place. This enables hospital employees to redesign business processes, deliver higher quality care at lower cost, and receive expedited payment for services rendered. Our software also helps to improve collaboration among physicians, nurses and other healthcare workers across all venues of care.
      We initially grew through a series of strategic acquisitions which were substantially completed in 1999. Our acquisitions were focused on acquiring strong customer bases and advanced software pertaining to the healthcare industry.
      In addition to these acquisitions, in 1996 we licensed certain intellectual property on an exclusive basis from Partners HealthCare System, Inc., or Partners. This intellectual property related to clinical workflows including order management and clinical decision support. The Partners technology has been incorporated within our product offerings.
      In March 2004, we acquired CPM Resource Center, Ltd., or CPMRC. CPMRC provides consulting services and clinical content designed principally to improve and enhance the care process primarily related to the workflow of nurses and interdisciplinary healthcare professionals who provide the majority of hands-on care at the point of service. CPMRC’s evidence-based content and practice guidelines have been incorporated into the current release of our SunriseXA software. We paid $2.5 million in cash and issued 184,202 shares of common stock for CPMRC, for a total consideration of $5.0 million. Additionally, the prior owner of CPMRC may earn up to an additional $12.5 million, payable in our common stock and cash over the next 5 years based on future operating results.
      In December of 2004, we acquired eSys Medical Inc. (eSys). eSys develops and markets radiology information systems (RIS). We believe eSys’ RIS will enhance our diagnostic imaging solution and extend our clinical workflow solutions in radiology. Using our solutions, clinicians will be able to view patient medical records, diagnostic images and reports in real time. We believe the acquisition will increase sales opportunities for our Picture Archiving Communications System (PACS) and RIS systems through integration with both our and other clinical systems. In 2004, we paid $2.3 million in cash consideration for the eSys acquisition. Under the terms of the transaction, the prior owners of eSys may earn up to an additional $2.5 million of future consideration. This consideration may be earned during the next eighteen months related to certain milestones in connection with future development efforts of the acquired technology. This future consideration, if earned, will be paid in cash (25%) and our common stock (75%). Additionally, the agreement contains an earn out provision in which the prior owners can earn up to an additional $5 million in future consideration based on sales of the acquired technology over the next five years.

Product Development
      Since June 1999, we have primarily focused on re-expressing the intellectual property that we acquired through acquisitions on a common platform to provide integrated software to our customers. In 1999, we announced the general availability of SCM, the first version of our Sunrisetm suite of software products. SCM provides advanced knowledge-based clinical decision-support capabilities including computerized physician order entry.
      In 2001, we announced our SunriseXAtm strategy. This strategy was to migrate our Sunrise suite of products to an open architecture and platform. SunriseXA’s architecture is built on Microsoft’s .NET Framework, Microsoft SQL Server and the Microsoft Windows family of operating systems. In 2002 and 2003, we announced the general availability of certain components of our SunriseXA product offerings.
      In October 2003, we identified and announced certain response time issues within components of SunriseXA. Although some of our SunriseXA software components had been implemented in and were working at some customer sites, we determined that the software did not produce acceptable response times for the complex, high-volume hospital environments. To address the issue, we implemented a strategy that was designed to allow SunriseXA customers to continue their deployment of SunriseXA which would, at the same time, allow us to continue the development of advanced SunriseXA solutions. This strategy was to replace the affected SunriseXA components with components from our SCM product, which is our prior generation, core clinical product. The response time issue resulted in a product delivery delay for some of our advanced SunriseXA functionality. The announcement of these issues also impacted the implementation schedules for a number of our customers. As previously disclosed, this announcement had an adverse effect on our sales for 2004.
      In connection with this issue, we recorded a $1.2 million write-down of capitalized software development costs to net realizable value for some SunriseXA components in the third quarter of 2003. The write-down was included in the costs of systems and services revenues. Also, we believe that the correction of the response time issue is covered by the warranties that we provide to our customers. We intend to continue to remediate the problem for our customers. Accordingly, we have recorded provisions related to warranty costs of $4.6 million as of December 31, 2004. These provisions reflect our estimate of warranty-related costs that includes among other things, implementation and third-party costs for affected customers. Warranty costs are charged to costs of systems and services revenues when they are probable and reasonably estimable. Through December 31, 2004, we had expended approximately $2.5 million in warranty costs related to remediation of the response time issue. As of December 31, 2004 the warranty reserve balance was $2.1 million. Professional services revenues have been, and we believe will continue to be negatively affected as we utilize resources to fulfill these obligations.
      In June 2004, we released Sunrise Clinical Manager 3.5 XA. The general availability of this release fulfilled a key deliverable expected by our customers in connection with the SunriseXA response time issue. This release was consistent with our strategy and contained enhanced functionality as planned. Sunrise Clinical Manager 3.5 XA was live at several sites as of December 31, 2004.

Operational Initiatives
      During 2001, our management made two strategic decisions that significantly impacted our operating results. First, we substantially increased our gross research and development spending, which includes research and development expenses and capitalized software development costs. This decision was made to enable us to bring components of our SunriseXA product line to market more rapidly. Second, we invested heavily in sales and marketing to enhance market awareness surrounding Eclipsys and its products and services. We did this to capitalize on perceived market demand for our products and services. Additionally, in 2002, we moved aggressively to change our contracting model, offering our customers payment terms which are more evenly distributed over the term of the contract compared to our historical licensing model, in which software license fees were paid in advance. We did this to meet the needs of our customers, by matching the timing of their payments to the value that we deliver to them. We believe that this new contracting model makes purchase decisions easier for our customers.
      The change in our contracting model has had a material affect on our business. Most notably, our revenues, gross margins, and cash flows have been affected by our adoption of this approach. Because the payments from our customers for software license fees are more evenly distributed over the term of the contract, our revenue recognized over a longer period of time compared to our historical licensing model, while a significant portion of our operating expenses remain relatively fixed. For example, in 2003, our gross margins, operating margins, and cash flow from operating activities were negatively impacted from lower upfront software payments. However, we believe that this contracting model will provide for more predictable revenues on a year over year basis. We believe that over time, this impact of our contracting model on our margins will diminish, and our margins will trend back towards historical levels.
      We consumed cash in 2003 and 2004, primarily because cash collections under our new contracting method from new contract signings were not sufficient to offset our higher operating expenses. To fund these initiatives, we used a portion of our cash on hand.

Competitive Environment and Other Challenges for 2005
      During the fourth quarter of 2004, we experienced a slow down in sales transactions as a result of increasing competition within our sector. We expect that competition may continue to intensify, which could result in delayed sales, pricing pressures, a decrease in profitability on new contracts or a loss of future business. In the event that we continue to encounter intensified competition, we may experience a decline in the financial performance of our business. Our success in 2005 will depend largely upon our execution in closing new sales transactions during the first half of 2005. Additionally, we have a significant number of customers scheduled to go live on one or more modules of our software applications throughout 2005. The successful implementation of these customers will be critical to our success in 2005. Finally, we are scheduled to release two new versions of our Sunrise Clinical Manager XA software in 2005 that will contain significant incremental functionality. If we experience delays or difficulties in completing these releases, our business will suffer.
Critical Accounting Policies
      We believe there are several accounting policies that are critical to understanding our historical and future performance, as these policies affect the reported amount of revenue and other significant areas involving management’s judgments and estimates. On an ongoing basis, management evaluates and adjusts its estimates and judgments, if necessary. These significant accounting policies relate to revenue recognition, allowance for doubtful accounts, capitalized software development costs and our warranty reserve. Please refer to Note 2 of the audited consolidated financial statements for further discussion of our accounting policies.

Revenue Recognition
      We generally contract under multiple element arrangements, which include software license fees, hardware and services including consulting, implementation, and software maintenance, for periods of 3 to 10 years. We evaluate revenue recognition on a contract-by-contract basis as the terms of each arrangement vary. The evaluation of our contractual arrangements often requires judgments and estimates that affect the timing of revenue recognized in our statements of operations. Specifically, we may be required to make judgments about:

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
      We recognize revenues in accordance with the provisions of Statement of Position, or SOP, No. 97-2, “Software Revenue Recognition,” as amended by SOP No. 98-9, Staff Accounting Bulletin, or SAB, 104, “Revenue Recognition” and Emerging Issues Task Force, or EITF 00-21, “Revenue Arrangements with Multiple Deliverables.” SOP 97-2 and SAB 104, as amended, require among other matters, that there be a signed contract evidencing an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is probable.
      Many of our contracts with our customers are multiple element arrangements which may provide for multiple software products including the rights to future products we may offer within the software suites the customer purchases or rights to software versions that support different hardware or operating platforms, and that do not qualify as exchange rights. We refer to these arrangements as subscription contracts. Additionally, we sometimes enter into multiple element arrangements that do not include these rights to future products or platform protection rights. We refer to these arrangements as traditional software contracts. Finally, we offer many of our products and services on a stand-alone bases. Revenue under each of these arrangements is recognized as follows:

Subscription Contracts
      Our subscription contracts typically include the following deliverables:

•	Software license

•	Maintenance

•	Professional services; and

•	Third party hardware or remote hosting services
      Software license fees are recognized ratably over the term of the contract, commencing upon the delivery of the software provided that (1) there is evidence of an arrangement, (2) the fee is fixed or determinable and (3) collection of our fee is considered probable. The value of the software is determined using the residual method pursuant to Statement of Position or SOP 98-9, “Modification of SOP 97-2, With Respect to Certain Transactions” or SOP 98-9. These contracts contain the rights to unspecified future products within the product suite purchased and/or unspecified platform transfer rights that do not qualify for exchange accounting. Accordingly, these arrangements are accounted for pursuant to paragraphs 48 and 49 of SOP 97-2 “Software Revenue Recognition” or SOP 97-2. Under certain arrangements, we capitalize related direct costs consisting of third party software costs and direct software implementation costs. These costs are amortized over the term of the arrangement.
      In the case of maintenance revenues, vendor-specific objective evidence, or VSOE of fair value is based on substantive renewal prices, and the revenues are recognized ratably over the maintenance period.
      In the case of professional services revenues, where VSOE is based on prices from stand-alone sale transactions, and the revenues are recognized as services are performed pursuant to paragraph 65 of SOP 97-2.
      Third party hardware revenues are recognized upon delivery, pursuant to SAB 104.
      Remote hosting services, where VSOE is based upon consistent pricing charged to customers based on volumes and performance requirements on a stand-alone basis and substantive renewal terms, and the revenues are recognized ratably over the contract term as the services are performed. Our remote hosting arrangements generally require us to perform one-time set-up activities and include a one-time set-up fee. This one-time set-up fee is generally paid by the customer at contract execution. We have determined that these set-up activities do not constitute a separate unit of accounting, and accordingly the related set-up fees are recognized ratably over the term of the contract.

      We consider the applicability of EITF 00-3, “Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored On Another Entity’s Hardware,” to our remote hosting services arrangements on a contract-by-contract basis. If we determine that the customer has the contractual right to take possession of our software at any time during the hosting period without significant penalty, and can feasibly run the software on its own hardware or enter into another arrangement with a third party to host the software, a software element covered by SOP 97-2 exists. When a software element exists in a remote hosting services arrangement, we recognize the license, professional services and remote hosting services revenues pursuant to SOP 97-2, whereby the fair value of the remote hosting service is recognized as revenue ratably over the term of the remote hosting contract. If we determine that a software element covered by SOP 97-2 is not present in a remote hosting services arrangement; we recognize revenue for the remote hosting services arrangement, ratably over the term of the remote hosting contract pursuant to SAB 104.

Traditional Software Contracts
      We enter into traditional multiple-element arrangements that include the following elements:

•	Software license

•	Maintenance

•	Professional services; and

•	Third party hardware or remote hosting services
Revenue for each of the elements is recognized as follows:
      Software license fees are recognized upon delivery of the software provided that (1) there is evidence of an arrangement, (2) the fee is fixed or determinable and (3) collection of our fee is considered probable. For those arrangements in which the fee is not considered fixed or determinable, the software license revenue is recognized as the payments become due. For arrangements where VSOE only exists for the undelivered elements, we account for the delivered elements (software license revenue) using the residual method in accordance with SOP 98-9.
      In addition to the software license fees, these contracts may also contain maintenance, professional services and hardware or remote hosting services. VSOE and revenue recognition for these elements is determined using the same methodology as noted above for subscription contracts.

Software Contracts Requiring Contract Accounting
      We enter into certain multiple element arrangements containing milestone provisions in which the professional services are considered essential to the functionality of the software. Under these arrangements, software license fees and professional service revenues are recognized using the percentage-of-completion method over the implementation period which generally ranges from 12 to 24 months. Under the percentage-of-completion method, revenue and profit are recognized throughout the term of the implementation based upon estimates of total labor hours incurred and revenues to be generated over the term of the implementation. Changes in estimates of total labor hours and the related effect on the timing of revenues and profits are recognized in the period in which they are determinable. Accordingly, changes in these estimates could occur and have a material effect on our operating results in the period of change.

Stand-Alone Products and Services
      We also market certain products and services on a stand-alone basis. These products and services include the following:

•	Software license

•	Maintenance

•	Professional services

•	Hardware

•	Network services

•	Remote Hosting services

•	Outsourcing
Revenue related to these products and services are recognized as follows:
      Software license fees and maintenance are marketed on a stand-alone basis may be licensed either under traditional contracts or under subscription arrangements. Software license fees under traditional contracts are recognized pursuant to SOP 97-2 upon delivery of the software, persuasive evidence of an arrangement exists, the fee is fixed or determinable and collectibility is probable. Under subscription agreements for stand-alone products, software license fees are recognized ratably over the term of the contract. With respect to maintenance, VSOE is determined based on substantive renewal prices contained in the contracts. Maintenance is recognized ratably over the term of the contract.
      Professional services represent incremental services marketed to customers including implementation and consulting services. Professional services revenues, where VSOE is based on prices from stand-alone transactions are recognized as services are performed.
      Hardware is recognized upon delivery pursuant to SAB 104.
      Network service arrangements include the assessment, assembly and delivery of a wireless network which may include wireless carts or other wireless equipment to the customer. Our network services arrangements are sold to a customer for a fixed fee. All services are performed prior to the delivery of the equipment. These contracts are typically 60 to 90 days in length and are recognized pursuant to SAB 104, upon the delivery of the network to the customer.
      Remote hosting contracts that are sold on a stand alone basis are recognized ratably over the contract term pursuant to SAB 104. Our remote hosting arrangements generally require us to perform one-time set-up activities and include a one-time set-up fee. This one-time set-up fee is generally paid by the customer at contract execution. We have determined that these set-up activities do not constitute a separate unit of accounting, and accordingly we recognize the related set-up fees ratably over the term of the contract.
      We provide outsourcing services to our customers. Under these arrangements we assume all responsibilities for a healthcare organization’s IT operations using our employees. Our outsourcing services include facilities management, network outsourcing and transition management. These arrangements typically range from five to ten years in duration. Revenues from these arrangements are recognized when services are performed.
      If other judgments or assumptions were used in the evaluation of our revenue arrangements, the timing and amounts of revenue recognized may have been significantly different.

Allowance for Doubtful Accounts
      In evaluating the collectibility of our accounts receivable, we assess a number of factors, including a specific customer’s ability to meet its financial obligations to us, as well as general factors such as the length of time the receivables are past due and historical collection experience. Based on these assessments, we record a reserve for specific account balances as well as a reserve based on our historical experience for bad debt to reduce the related receivables to the amount we ultimately expect to collect from customers. If circumstances related to specific customers change, or economic conditions deteriorate such that our past collection experience is no longer relevant, our estimate of the recoverability of our accounts receivable could be further reduced from the levels provided for in the consolidated financial statements.

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
      On October 20, 2003, we announced response time issues with some components of SunriseXA, the newest version of our Sunrise suite of products. To address the issue, we announced a strategy to allow our SunriseXA customers to continue their deployment of SunriseXA, while enabling us to continue the development of our advanced SunriseXA components. Our strategy was to replace the affected SunriseXA components with certain components from our SCM product. As a result, in 2003 we recorded a $1.2 million write-down of capitalized software development costs for certain SunriseXA components to net realizable value. The write-down is included in the costs of systems and services revenues.

Warranty Reserve
      The agreements that we use to license our software include a limited warranty. The warranty provides that our software, in its unaltered form, will perform substantially in accordance with the related documentation. Through September 30, 2003, we did not incur any material warranty costs related to our products. Due to the response time issues that we identified in October 2003, we recorded provisions related to warranty costs of $4.6 million through December 31, 2004. Warranty costs are charged to costs of systems and services revenues when they are probable and reasonably estimable. In determining this warranty reserve, we used significant judgments and estimates for the additional professional service hours and third party costs that will be necessary to remedy this issue on a customer-by-customer basis. The timing and amount of our warranty reserve could have been different if we had used other judgments or assumptions in our evaluation.
Results of Operations

Revenues
      We derive revenues from licensing our software and the delivery of services including software and hardware maintenance; professional services (including implementation, integration, training and consulting); remote hosting services; outsourcing services; network services; and the sale of computer hardware. Our products and services are generally sold to customers under contracts that range in duration from 3 to 10 years.

Costs of Revenues
      The principal costs of systems and services revenues are salaries, benefits and related overhead costs for implementation, maintenance, remote hosting and outsourcing personnel. Other significant costs are the amortization of capitalized software development costs, acquired technology and a network services intangible asset. Capitalized software development costs are generally amortized over three years on a straight-line basis commencing upon general release of the related product, or are based on the ratio that current revenues bear to total anticipated revenues for the applicable product. Acquired technology is amortized over three to five years based upon the estimated economic life of the underlying asset. Cost of revenues related to hardware sales includes our cost to acquire the hardware from the manufacturer.

      During the third quarter of 2003, we recorded a write-down of capitalized software costs to net realizable value of certain components of our SunriseXA software in the amount of $1.2 million. This related to the SunriseXA response time issue discussed above. Additionally, through December 31, 2004, we recorded a warranty provision of $4.6 million related to anticipated costs of our SunriseXA response time issue. This warranty provision reflects an estimate of implementation and third party costs for certain customers. The warranty provision was included in the costs of systems and services revenues.

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

Depreciation and Amortization
      We depreciate the costs of our tangible capital assets on a straight-line basis over the estimated economic lives of the assets, which generally range from 3 to 7 years, and may reach 10 years for outsourcing contracts. Acquisition-related intangible assets, which primarily consisted of the value of ongoing customer relationships, acquired technology and goodwill, have been amortized based upon their estimated economic lives at the time of the acquisition, and vary among acquisitions. In accordance with Statement of Financial Accounting Standards, or SFAS, No. 142, our amortization of goodwill ceased as of January 1, 2002, leaving a recorded balance of $454,000 for goodwill as of December 31, 2001. On at least an annual basis, we conduct an impairment review of our remaining goodwill balance. As of December 31, 2004, there was no impairment of the remaining goodwill balance.

Taxes
      As of December 31, 2004, we had net operating loss carryforwards for federal income tax purposes of $286.8 million. The carryforwards expire in varying amounts through 2024 and are subject to certain restrictions. We did not record a benefit for the resulting net deferred tax asset at December 31, 2002, 2003 or 2004, because we believed it was more likely than not that we would not realize our net deferred tax asset. Accordingly, we have recorded a valuation allowance against our total net deferred tax asset.

Statement of Operations

		2004		2003
		% of Total		% of Total
	2004	Revenue	2003	Revenue	Change $	Change %

			(In thousands, except per share data)
Revenues:
Systems and services	$282,124	91.3%	$233,971	91.9%	$48,153	20.58%
Hardware	26,951	8.7%	20,708	8.1%	6,243	30.15%

Total revenues	309,075	100.0%	254,679	100.0%	54,396	21.36%

Costs and expenses:
Costs of systems and services revenues	168,393	54.5%	143,276	56.3%	25,117	17.53%
Costs of hardware revenues	22,949	7.4%	17,252	6.8%	5,697	33.02%
Sales and marketing	65,024	21.0%	70,381	27.6%	(5,357)	(7.61)%
Research and development	58,095	18.8%	58,144	22.8%	(49)	(0.08)%
General and administrative	15,524	5.0%	13,528	5.3%	1,996	14.75%
Depreciation and amortization	13,284	4.3%	10,492	4.1%	2,792	26.61%

Total costs and expenses	343,269	111.1%	313,073	122.9%	30,196	9.65%

Loss from operations	(34,194)	(11.1)%	(58,394)	(22.9)%	24,200
Interest income, net	1,629	0.5%	2,430	1.0%	(801)	(32.96)%

Loss before income taxes	(32,565)		(55,964)		23,399	(41.81)%

Provision for income taxes	—		—

Net loss	$(32,565)		$(55,964)		$23,399	(41.81)%

Basic net loss per common share	$(0.70)		$(1.23)		$0.53	(43.09)%

Diluted net loss per common share	$(0.70)		$(1.23)		$0.53	(43.09)%

Year Ended December 31, 2004 compared to December 31, 2003
      Total revenues for the year ended December 31, 2004 increased $54.4 million or 21.4% to $309.1 million, from $254.7 million in 2003.
      Systems and services revenues increased $48.2 million or 20.6% to $282.1 million for the year ended December 31, 2004 compared to $234.0 million in 2003. The increase in systems and services revenues was primarily a result of an increase in monthly generated revenues related to software, maintenance, outsourcing and remote hosting. These revenues increased $31.0 million to $198.0 million in 2004. Additionally, professional services revenues which include implementation and consulting services increased $8.4 million or 17.8% from $47.1 million in 2003 to $55.5 million in 2004. Also, revenue related to software and networking services increased $8.7 million or 43.9% to $28.6 million in 2004 compared to $19.9 million in 2003.
      The increase in monthly generated revenues related to software, maintenance, outsourcing and remote hosting and professional services was primarily driven by higher sales volume in 2003 and 2004. The higher sales volume was related to an ongoing initiative in which we expanded our sales and marketing functions. The higher sales volume was related to success in the market place in connection with sales of our advanced clinical systems and combined software and outsourcing transactions. The sales of advanced clinical systems were related to ongoing industry wide initiatives to adopt and implement these systems. In connection with the higher sales volume, we began to market multiple element arrangements that are recognized on a monthly basis. This initiative which was implemented in 2002, has resulted in lower cash flows during the past two years as these contracts provide for payment terms that provide for lower cash flows during the early portion of the respective contracts. The growth in professional services was a result of significant incremental activity in

2004 tied to customer implementations. Activities increased in 2004 as numerous customers went live on one or more software applications. This activity is expected to continue at these heightened levels in 2005 as numerous customers are scheduled to activate or upgrade their software applications. The increase in software license revenues and network services revenues was primarily a result of higher network services revenues which increased by $6.3 million in 2004. Network services revenues increased from $8.9 million in 2003 to $15.2 million in 2004. This increase was a result of an initiative we implemented to expand our network services offering to our customer base.
      As part of our future growth and continued expansion of our solutions offering, we have implemented a strategy to market combined outsourcing and software contracts. We signed several large contracts in this area in 2004. We are continuing this program in 2005. In the event that we experience a change in revenue mix whereby a higher portion of contracts are combined outsourcing and software contracts, our overall gross margin percentage would likely decline. However, given the significantly larger size of typical combined outsourcing and software contracts, we expect the overall contribution of these contracts to our profitability would be positive. Additionally, we expect 2005 cash flows to be negatively affected as we make up-front expenditures on these new outsourcing contracts. These expenditures will primarily affect the first half of 2005.
      Hardware revenues increased approximately $6.2 million, or 30.1% to $26.9 million for the year ended December 31, 2004 compared to $20.7 million in 2003. Hardware increased as a significant number of customers made purchases as they progressed on their respective installations in 2004 following our release of Sunrise Clinical Manager 3.5 XA in June 2004.
      We expect hardware and network service transactions will fluctuate in future periods due a variety of factors, including competition within the hardware industry, the status of the customer implementations and future sales volumes related to hardware and network services.
      Cost of systems and services increased approximately $25.1 million or 17.5% to $168.4 million, for the year ended December 31, 2004 compared to $143.3 million in 2003. The gross margin percentage on systems and services revenues was 40.3% in 2004 compared to 38.8% in 2003. The increase in costs of systems and services revenues in 2004 was related to the following:

•	higher payroll and related costs associated with an increase in outsourcing and remote hosting revenues;

•	higher amortization of capitalized software development costs associated with the release of Sunrise Clinical Manager 3.5 XA in June 2004;

•	higher costs associated with a higher volume networking services revenues;

•	higher third party costs including royalties and consulting due to the higher sales of third party software and increased usage of external consultants ;

•	higher implementation costs associated with an expanded implementation team in connection with higher professional services volumes;

•	partially offset by a decrease in warranty related costs in 2004.
      Cost of hardware revenues increased $5.7 million to $22.9 million or 33.0% in 2004 compared to $17.3 million in 2003. The increase in these costs was directly related to the higher hardware volumes discussed above. The gross margin percentage on hardware revenue decreased to 14.8% in 2004 compared to 16.7% in 2003. The decrease was a result of pricing pressures in 2004 in the hardware sector of our business. It is expected that fluctuations in revenue and margin will continue to occur in future periods.

      Research and development expenses were $58.1 million in 2004 compared to $58.1 million in 2003. Gross research and development spending which consists of research and development expense and capitalized software development costs decreased $3.1 million to $73.3 million in 2004 compared to $76.4 in 2003. The decrease in overall spending was driven by an improvement in internal processes within the research and development organization and a shifting of resources from third party consultants to internal resources. In summary research and development expenses were as follows:

	2004	2003	$ Change	% Change

	(Dollars in thousands)
Research and development expenses	$58,095	$58,144	$(49)	(0.1)%
Capitalized software development costs	15,194	18,249	$(3,055)	(16.7)%

Gross research and development expenses	73,289	76,393	(3,104)	(4.1)%

Amortization of capitalized software development costs	$10,634	$8,164	$2,470	30.3%
      The decrease in capitalized software development costs was primarily related to the decrease in costs associated with a shift from third party resources to internal resources in 2004. The increase in amortization of capitalized software development costs was a result of the release of Sunrise Clinical Manager 3.5 XA in June 2004. These costs are included as a component of the costs of systems and services revenues.
      General and administrative expenses increased approximately $2.0 million or 14.8% to $15.5 million in 2004 compared to $13.5 million in 2003. The increase was primarily related to higher legal costs, higher accounting and professional fees associated with the implementation of Section 404 of the Sarbanes-Oxley Act and expense associated with a stock option repurchase which was executed in the fourth quarter of 2004.
      Depreciation and amortization increased $2.8 million or 26.6% to $13.3 million in 2004 compared to $10.5 million in 2003. The increase was a result of on-going investment to improve our infrastructure in our research and development area and continued investments in our Technology Solutions Center related to higher volumes of remote hosting services. As a result of these initiatives, we expect depreciation and amortization to continue to increase in future periods.
      Interest income decreased $800,000 to $1.6 million in 2004 compared to $2.4 million in 2003. The decrease was primarily related to lower cash and cash equivalent balances in 2004.
      As a result of these factors, we had a net loss of $32.6 million for the year ended December 31, 2004, compared to a net loss of $56.0 million for the year ended December 31, 2003.

Statement of Operations

		2003		2002
		% of Total		% of Total
	2003	Revenue	2002	Revenue	Change $	Change %

	(In thousands, expect per share data)
Revenues:
Systems and services	$233,971	91.9%	$203,218	93.2%	$30,753	15.1%
Hardware	20,708	8.1%	14,850	6.8%	5,858	39.4%

Total revenues	254,679	100%	218,068	100%	36,611

Costs and expenses:
Costs of systems and services revenues	143,276	56.3%	119,044	54.6%	24,232	20.4%
Costs of hardware revenues	17,252	6.8%	12,270	5.6%	4,982	40.6%
Sales and marketing	70,381	27.6%	53,175	24.4%	17,206	32.4%
Research and development	58,144	22.8%	46,228	21.2%	11,916	25.8%
General and administrative	13,528	5.3%	12,434	5.7%	1,094	8.8%
Depreciation and amortization	10,492	4.1%	8,531	3.9%	1,961	23.0%

Total costs and expenses	313,073	122.9%	251,682	115.4%	61,391

Loss from operations	(58,394)	(22.9)%	(33,614)	(15.4)%	(24,780)
Interest income, net	2,430	1.0%	4,016	1.8%	(1,586)	(39.5)%

Loss before income taxes	(55,964)		(29,598)		(26,366)
Provision for income taxes	—		165		$(165)
Net loss	$(55,964)		$(29,763)		$(26,201)

Basic net loss per common share	$(1.23)		$(0.67)		$(0.56)

Diluted net loss per share	$(1.23)		$(0.67)		$(0.56)

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
      Hardware revenues increased approximately $5.9 million, or 39.4%, to $20.7 million, for the year ended December 31, 2003, from $14.9 million for 2002. The increase in hardware revenues in 2003 was primarily due to increased shipments during the third and fourth quarters of 2003 for business contracted during the second, third, and fourth quarters. We expect hardware revenue to continue to fluctuate in future periods.
      Cost of systems and services revenues increased approximately $24.2 million, or 20.4%, to $143.3 million, for the year ended December 31, 2003, compared to $119.0 million for 2002. Gross margins on systems and services revenues were 38.8% for the year ended December 31, 2003 compared to 41.4% for 2002. The increase in cost of systems and services revenues was related to several factors, including:

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
      Sales and marketing expenses increased $17.2 million, or 32.4%, to $70.4 million, for the year ended December 31, 2003, from $53.2 million for 2002. The increase in sales and marketing expenses was related to increased payroll and related costs due to our initiative to significantly expand the size of our sales and marketing organization, including approximately $2.8 million higher commissions resulting from increased sales volume. We expect that sales and marketing will continue at these higher expense levels in the future.
      Research and development expenses increased $11.9 million, or 25.8% to $58.1 million, for the year ended December 31, 2003, compared to $46.2 million for 2002. Gross spending on research and development, consisting of research and development expenses and capitalized software development costs, increased approximately $21.1 million primarily due to our initiative to accelerate the migration of our products onto the Microsoft .NET platform. In 2003, under this initiative, we increased the number of employees in our research and development organization, and increased the use of outside consultants. The percentage of research and development expenditures capitalized for the year ended December 31, 2003 was 23.8%, or $18.2 million, compared to 16.0%, or $8.8 million, for 2002. The percentage of research and development costs capitalized increased as a result of the incremental expenses incurred during the second, third and fourth quarters of 2003 for coding and testing of two releases of SunriseXA products that were technologically feasible, one of which was generally released during the third quarter. As discussed above, amortization of capitalized software development costs, which is included in costs of systems and services revenues, increased by approximately $1.9 million, to $8.2 million for the year ended December 31, 2003, compared to $6.3 million for 2002.
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
Liquidity and Capital Resources
      During 2004, operating activities used $3.2 million of cash, primarily as a result of the impact of our new contract arrangements. Investing activities used $36.1 million of cash, consisting of $15.2 million of capitalized software development costs, $15.3 million for the procurement of property and equipment and $5.5 million for the acquisition of CPRMC in March 2004 and eSys in December 2004. The property and equipment expenditures were primarily related to activities at our Technology Solutions Center for the expansion of our remote hosting function and activities in our research and development area. Financing activities provided $9.6 million from the exercise of stock options and proceeds from the employee stock purchase plan.
      As of December 31, 2004, our principal source of liquidity was our cash and cash equivalents balance of $122.0 million.
      Our future capital requirements will depend upon a number of factors, including the rate of growth of our sales and the timing and level of research and development activities. As of December 31, 2004, we did not have any material commitments for capital expenditures. We believe that our available cash and cash equivalents and anticipated cash generated from our future operations will be sufficient to meet our operating requirements at least through 2005.
      Our future liquidity requirements will depend on a number of factors, including the timing and level of our new sales volumes, the cost of our development efforts related to SunriseXA, the success and market acceptance of our future product releases, and other related items. As of December 31, 2004, we did not have any material commitments for capital expenditures. We believe that our current cash and marketable securities balances, combined with anticipated cash collections from our customers will be adequate to meet our liquidity requirements through 2005.
Contracts and Commitments
      The following table provides information related to our contractual cash obligations under various financial and commercial agreements as of December 31, 2004:

	Payments Due by Period

		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

	(In thousands)
Contractual Obligations
Operating Leases	$36,292	$8,766	$17,324	$6,824	$3,378
Unconditional Purchase Obligations	29,978	20,387	8,128	1,363	100

Total Contractual Cash Obligations	$66,270	$29,153	$25,452	$8,187	$3,478

      The unconditional purchase obligations consist of minimum purchase commitments for telecommunication services, computer equipment, maintenance, consulting, airplane charters and other commitments. The contract for airplane charters is discussed in further detail in Note 10 to the consolidated financial statements, “Related Party Transactions” included herein.

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
      The following table illustrates potential fluctuation in annualized interest income based upon hypothetical values for blended interest rates and cash and marketable securities account balances. This sensitivity analysis is not a forecast of future interest income:

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
      We do not currently enter into foreign currency hedge transactions. Through December 31, 2004, foreign currency fluctuations have not had a material impact on our financial position or results of operations.

Item 8.	Financial Statements and Supplementary Data
Index to Consolidated Financial Statements:
      Financial Statements:

Report of Independent Registered Public Certified Accounting Firm
To the Board of Directors and Stockholders of Eclipsys Corporation:
      We have completed an integrated audit of Eclipsys Corporation’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements and financial statement schedule
      In our opinion, the consolidated financial statements and financial statement schedule listed in the index appearing under Item 8, present fairly, in all material respects, the financial position of Eclipsys Corporation and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
Internal control over financial reporting
      Also, in our opinion, management’s assessment, included in “Management’s Report on Internal Control Over Financial Reporting”, under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP
Atlanta, Georgia
March 15, 2005

ECLIPSYS CORPORATION
Consolidated Balance Sheets

	December 31,

	2004	2003

	(In thousands, except share
	and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$122,031	$151,683
Accounts receivable, net of allowance for doubtful accounts of $4,952 and $4,807 at December 31, 2004 and 2003, respectively	64,862	54,903
Inventory	1,644	530
Prepaid expenses	14,495	13,989
Other current assets	1,091	1,004

Total current assets	204,123	222,109
Property and equipment, net	35,002	32,304
Capitalized software development costs, net	29,819	25,260
Acquired technology, net	886	—
Intangible assets, net	3,804	—
Goodwill, net	2,863	454
Other assets	14,923	15,656

Total assets	$291,420	$295,783

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Deferred revenue	$106,804	$91,782
Accounts payable	21,945	18,309
Accrued compensation costs	12,738	17,189
Other current liabilities	10,642	15,275

Total current liabilities	152,129	142,555
Deferred revenue	15,892	9,390
Other long-term liabilities	122	684
Commitments and contingencies (See Note 7)
Stockholders’ Equity:
Common stock, $0.01 par value, 200,000,000 shares authorized; issued and outstanding, 47,496,142 and 45,976,655	472	460
Additional paid-in capital	429,001	411,634
Unearned stock compensation	(5,641)	(795)
Accumulated deficit	(300,343)	(267,778)
Accumulated other comprehensive income	(212)	(367)

Total stockholders’ equity	123,277	143,154

Total liabilities and stockholders’ equity	$291,420	$295,783

The accompanying notes are an integral part of these consolidated financial statements.

ECLIPSYS CORPORATION
Consolidated Statements of Operations

	Year Ended December 31,

	2004	2003	2002

	(In thousands, except share and per share data)
Revenues:
Systems and services	$282,124	$233,971	$203,218
Hardware	26,951	20,708	14,850

Total revenues	309,075	254,679	218,068

Costs and expenses:
Costs of systems and services revenues	168,393	143,276	119,044
Costs of hardware revenues	22,949	17,252	12,270
Sales and marketing	65,024	70,381	53,175
Research and development	58,095	58,144	46,228
General and administrative	15,524	13,528	12,434
Depreciation and amortization	13,284	10,492	8,531

Total costs and expenses	343,269	313,073	251,682

Loss from operations	(34,194)	(58,394)	(33,614)

Interest income, net	1,629	2,430	4,016
Loss before income taxes	(32,565)	(55,964)	(29,598)
Provision for income taxes	—	—	165

Net loss	$(32,565)	$(55,964)	$(29,763)

Net loss per common share:
Basic net loss per common share	$(0.70)	$(1.23)	$(0.67)

Diluted net loss per common share	$(0.70)	$(1.23)	$(0.67)

Basic weighted average common shares outstanding	46,586,754	45,404,754	44,710,754

Diluted weighted average common shares outstanding	46,586,754	45,404,754	44,710,754

The accompanying notes are an integral part of these consolidated financial statements.

ECLIPSYS CORPORATION
Consolidated Statements of Cash Flows

	Year Ended December 31,

	2004	2003	2002

	(In thousands)
Operating activities:
Net loss	$(32,565)	$(55,964)	$(29,763)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	27,410	21,902	19,576
Write-off of capitalized software development costs	—	1,200	—
Provision for bad debts	1,800	2,625	2,205
Loss on sale of marketable securities	131	424	—
Stock compensation expense	477	226	134
Changes in operating assets and liabilities:
Accounts receivable	(11,520)	(10,706)	16,443
Inventory	(1,079)	126	11
Other current assets	(534)	1,928	1,503
Other assets	(2,724)	(9,232)	(4,203)
Deferred revenue	21,403	21,094	21,233
Other current liabilities	(5,484)	22,477	5,547
Other long-term liabilities	(562)	458	(473)

Total adjustments	29,318	52,522	61,976

Net cash (used in) provided by operating activities	(3,247)	(3,442)	32,213
Investing activities:
Purchases of property and equipment	(15,333)	(15,997)	(12,857)
Purchase of marketable securities	(41,170)	(73,785)	—
Proceeds from sale of marketable securities	41,039	73,361	—
Capitalized software development costs	(15,194)	(18,249)	(8,823)
Cash paid for acquisitions	(5,458)	—	—

Net cash used in investing activities	(36,116)	(34,670)	(21,680)

Financing activities:
Exercises of stock options	7,892	3,554	1,470
Employee stock purchase plan	1,664	2,709	2,552

Net cash provided by financing activities	9,556	6,263	4,022

Effect of exchange rates on cash and cash equivalents	155	32	3
Net (decrease) increase in cash and cash equivalents	(29,652)	(31,817)	14,558
Cash and cash equivalents — beginning of year	151,683	183,500	168,942

Cash and cash equivalents — end of year	$122,031	$151,683	$183,500

Cash paid for income taxes	$133	$155	$110
Non-cash investing activities:
Issuance of shares for acquisition (See Note 8)	$2,500	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

ECLIPSYS CORPORATION
Consolidated Statement of Changes in Stockholders’ Equity

	Voting and						Accumulated
	Non-Voting						Other
	Common Stock		Additional	Unearned		Comprehensive	Comprehensive
			Paid-in	Stock	Accumulated	Income	Income
	Shares	Amount	Capital	Compensation	Deficit	(Loss)	(Loss)	Total

	(In thousands)
Balance at December 31, 2001	44,382,413	$444	$400,242	$(32)	$(182,051)		$(402)	$218,201
Exercise of stock options	190,917	2	1,468					1,470
Employee stock purchase plan	365,542	4	2,548					2,552
Issuance of restricted stock	150,000	1	1,122	(1,123)				—
Compensation expense recognized				134				134
Comprehensive income:
Net loss					(29,763)	(29,763)		(29,763)
Foreign currency translation adjustment						3	3	3

Other comprehensive income						3

Comprehensive loss						$(29,760)

Balance at December 31, 2002	45,088,872	$451	$405,380	$(1,021)	$(211,814)		$(399)	$192,597

Exercise of stock options	430,132	4	3,550					3,554
Employee stock purchase plan	457,651	5	2,704					2,709
Compensation expense recognized				226				226
Comprehensive income:
Net loss					(55,964)	(55,964)		(55,964)
Foreign currency translation adjustment						32	32	32

Other comprehensive income						32

Comprehensive loss						(55,932)

Balance at December 31, 2003	45,976,655	$460	$411,634	$(795)	$(267,778)		$(367)	$143,154

Exercise of stock options	872,576	8	7,884					7,892
Employee stock purchase plan	167,709	1	1,663					1,664
Issuance of restricted stock	295,000	2	5,272	(5,274)				—
Compensation expense recognized			49	428				477
Stock issued for Acquisition	184,202	1	2,499					2,500
Comprehensive income:
Net loss					(32,565)	(32,565)		(32,565)
Foreign currency translation adjustment						155	155	155

Other comprehensive income						155		—

Comprehensive loss						(32,410)		—

Balance at December 31, 2004	47,496,142	$472	$429,001	$(5,641)	$(300,343)		$(212)	$123,277

The accompanying notes are an integral part of these consolidated financial statements.

ECLIPSYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Description of Business
      Eclipsys is a healthcare information technology company. We develop and license our proprietary software and content to hospitals. Our software allows hospitals to automate many of the key clinical, administrative and financial functions that they require. Among other things, our software enables physicians and nurses to check on a patient’s condition; order patient tests; review test results; monitor a patient’s medications; and provide alerts to changes in a patient’s condition. Our software also enables hospitals to admit patients; maintain patient records; create invoices for billing patients or insurance companies; control inventories; effect cost accounting; schedule doctor’s visits; determine the profitability of physicians and physician groups; understand the profitability of specific medical procedures; and perform numerous other functions.

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
Reclassifications
      Certain prior period amounts have been reclassified to conform to the 2004 presentation.
Cash and Cash Equivalents
      For purposes of the consolidated statement of cash flows, we consider all highly liquid investments with an original maturity of three months or less to be cash equivalents.
Revenue Recognition
      Revenues are derived from licensing of computer software; software and hardware maintenance; professional services (including implementation, integration, training and consulting); remote hosting; outsourcing; network services; and the sale of computer hardware.
Systems and Services Revenue
Multiple Element Arrangements
      We enter into multiple element arrangements which may provide for multiple software products (subscription contracts) including the rights to future products within the suites purchased and/or platform protection rights that do not qualify as exchange rights. Additionally, we enter into traditional multiple

ECLIPSYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
element arrangements and also market stand-alone products and services. Revenue under each of these arrangements is recognized as follows:

Subscription Contracts
      Our subscription contracts typically include the following deliverables:

•	Software license

•	Maintenance

•	Professional services; and

•	Third party hardware or remote hosting services
      Software license fees are recognized ratably over the term of the contract, commencing upon the delivery of the software provided that (1) there is evidence of an arrangement, (2) the fee is fixed or determinable and (3) collection of our fee is considered probable. The value of the software is determined using the residual method pursuant to SOP 98-9, “Modification of SOP 97-2, With Respect to Certain Transactions” or SOP 98-9. These contracts contain the rights to unspecified future products within the product suite purchased or unspecified platform transfer rights that do not qualify for exchange accounting. Accordingly, these arrangements are accounted for pursuant to paragraphs 48 and 49 of SOP 97-2 “Software Revenue Recognition” or SOP 97-2. Under certain arrangements, we capitalize related direct costs consisting of third party software costs and direct software implementation costs. These costs are amortized over the term of the arrangement.
      In the case of maintenance revenues, vendor-specific objective evidence or VSOE of fair value is based on substantive renewal prices, and the revenues are recognized ratably over the maintenance.
      In the case of professional services revenues, VSOE is based on prices from stand-alone sale transactions, and the revenues are recognized as services are performed pursuant to paragraph 65 of SOP 97-2.
      Third party hardware revenues are recognized upon delivery, pursuant to SAB 104.
      Remote hosting services, where VSOE is based upon consistent pricing charged to customers based on volumes and performance requirements on a stand-alone basis and substantive renewal terms, and the revenues are recognized ratably over the contract term as the services are performed. Our remote hosting arrangements generally require us to perform one-time set-up activities and include a one-time set-up fee. This one-time set-up fee is generally paid by the customer at contract execution. We have determined that these set-up activities do not constitute a separate unit of accounting, and accordingly the related set-up fees are recognized ratably over the term of the contract.
      We consider the applicability of EITF 00-3, “Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored On Another Entity’s Hardware,” to our remote hosting services arrangements on a contract-by-contract basis. If we determine that the customer has the contractual right to take possession of our software at any time during the hosting period without significant penalty, and can feasibly run the software on its own hardware or enter into another arrangement with a third party to host the software, a software element covered by SOP 97-2 exists. When a software element exists in a remote hosting services arrangement, we recognize the license, professional services and remote hosting services revenues pursuant to SOP 97-2, whereby the fair value of the remote hosting service is recognized as revenue ratably over the term of the remote hosting contract. If we determine that a software element covered by SOP 97-2 is not present in a remote hosting services arrangement; we recognize revenue for the remote hosting services arrangement, ratably over the term of the remote hosting contract pursuant to SAB 104.

ECLIPSYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Traditional Software Contracts
      We enter into traditional multiple element arrangements that include the following elements:

•	Software license

•	Maintenance

•	Professional services; and

•	Third party hardware or remote hosting services
Revenue for each of the elements is recognized as follows:
      Software license fees are recognized upon delivery of the software provided that (1) there is evidence of an arrangement, (2) the fee is fixed or determinable and (3) collection of our fee is considered probable. For those arrangements in which the fee is not considered fixed or determinable, the software license revenue is recognized as the payments become due. For arrangements where VSOE only exists for the undelivered elements, we account for the delivered elements (software license revenue) using the residual method in accordance with SOP 98-9.
      In addition to the software license fees, these contracts may also contain maintenance, professional services and hardware or remote hosting services. VSOE and revenue recognition for these elements is determined using the same methodology as noted above for subscription contracts.

Software Contracts Requiring Contract Accounting
      We enter into certain multiple element arrangements in which the professional services are considered essential to the functionality of the software. Under these arrangements, software license fees and professional service revenues are recognized using the percentage-of-completion method over the implementation period which generally ranges from 12 to 24 months. Under the percentage-of-completion method, revenue and profit are recognized throughout the term of the implementation based upon estimates of total labor hours incurred and revenues to be generated over the term of the implementation. Changes in estimates of total labor hours and the related effect on the timing of revenues and profits are recognized in the period in which they are determinable. Accordingly, changes in these estimates could occur and have a material effect on our operating results in the period of change.

Stand-Alone Products and Services
      We also market products and services on a stand-alone basis. These products and services include:

•	Software license

•	Maintenance

•	Professional services

•	Hardware

•	Network services

•	Remote hosting services

•	Outsourcing
Revenue related to these products and services are recognized as follows:
      Software license fees and maintenance are marketed on a stand-alone basis may be licensed either under traditional contracts or under subscription arrangements. Software license fees under traditional contracts are

ECLIPSYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
recognized pursuant to SOP 97-2 upon delivery of the software, persuasive evidence of an arrangement exists, the fee is fixed or determinable and collectibility is probable. Under subscription agreements for stand-alone products, software license fees are recognized ratably over the term of the contract. With respect to maintenance, VSOE is determined based on substantive renewal prices contained in the contracts. Maintenance is recognized ratably over the term of the contract.
      Professional services represent incremental services marketed to customers including implementation and consulting services. Professional services revenues, where VSOE is based on prices from stand-alone transactions are recognized as services are performed.
      Hardware is recognized upon delivery pursuant to SAB 104.
      Network service arrangements include the assessment, assembly and delivery of a wireless network which may include wireless carts or other wireless equipment to the customer. Our network services arrangements are sold to a customer for a fixed fee. All services are performed prior to the delivery of the equipment. These contracts are typically 60 to 90 days in length and are recognized pursuant to SAB 104, upon the delivery of the network to the customer.
      Remote hosting contracts that are sold on a stand alone basis are recognized ratably over the contract term pursuant to SAB 104. Our remote hosting arrangements generally require us to perform one-time set-up activities and include a one-time set-up fee. This one-time set-up fee is generally paid by the customer at contract execution. We have determined that these set-up activities do not constitute a separate unit of accounting, and accordingly we recognize the related set-up fees ratably over the term of the contract.
      We provide outsourcing services to our customers. Under these arrangements we assume all responsibilities for a healthcare organization’s IT operations using our employees. Our outsourcing services include facilities management, network outsourcing and transition management. These arrangements typically range from five to ten years in duration. Revenues from these arrangements are recognized when services are performed.
Warranty Reserve
      The license agreements for our software products include a limited warranty. The warranty provides that the product, in its unaltered form, will perform substantially in accordance with the related documentation. Through September 30, 2003, we had not incurred any material warranty costs related to its products. As a result of the response time issues identified during the fourth quarter of 2003, we recorded warranty provisions of $4.6 million through December 31, 2004. Warranty costs are charged to costs of systems and services revenues when they are probable and reasonably estimable. A summary of the activity in our warranty reserve was as follows:

	2004	2003

Beginning Balance	$4,400	$—
Provision for warranty	450	4,400
Provision reduction	(252)	—
Warranty utilized	(2,541)	—

Ending Balance	$2,057	$4,400

Unbilled Accounts Receivable and Deferred Revenue
      The timing of revenue recognition and contractual billing terms under certain multiple element arrangements may not precisely coincide, resulting in the recording of unbilled accounts receivable or deferred revenue. Customer payments are due under these arrangements in varying amounts upon the achievement of

ECLIPSYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
certain contractual milestones throughout the implementation periods, which generally range from 12 to 24 months. The current portion of unbilled accounts receivable is included in accounts receivable.
      In addition, we maintain certain long-term contracts used to finance a portion of certain customer hardware and software fees owed. These arrangements generally provide for payment terms that range from 3 to 5 years and carry interest rates that range from 7% to 10%. Such amounts are recorded as non-current unbilled accounts receivable. The non-current portion of amounts due related to these arrangements was $1.1 million and $1.0 million as of December 31, 2004 and 2003, respectively, and is included in other assets in the accompanying financial statements. The current portion of amounts due related to these arrangements is included in accounts receivable in the accompanying financial statements. Accounts receivable was composed of the following as of December 31, (in thousands):

	2004	2003

Accounts Receivable:
Billed accounts receivable, net	$53,698	$49,150
Total unbilled accounts receivable, net	11,164	5,753

Total accounts receivable, net	$64,862	$54,903

Inventory
      Inventory consists of computer equipment, parts and peripherals and is stated at the lower of cost or market. Cost is determined using the first-in, first-out method.
Capitalized Software Development Costs
      We capitalize a portion of our computer software development costs incurred subsequent to establishing technological feasibility. These costs include salaries, benefits, consulting and other directly related costs incurred in connection with programming and testing software products. Capitalization ceases when the products are generally released for sale to customers. Management monitors the net realizable value of development costs to ensure that the investment will be recovered through future revenues. Capitalized software development costs were approximately $15.2 million, $18.2 million and $8.8 million for the years ended December 31, 2004, 2003 and 2002, respectively. These costs are amortized over the greater of the ratio that current revenues are to total and anticipated future revenues for the applicable product or the straight-line method over three years. Amortization of capitalized software development costs, which is included in costs of systems and services revenues, was approximately $10.6 million, $8.2 million and $6.3 million for the years ended December 31, 2004, 2003, and 2002, respectively. Accumulated amortization of capitalized software development costs was $17.6 million and $28.6 million as of December 31, 2004 and 2003, respectively. In 2004, we wrote-off fully amortized capitalized software development costs in the amount of $21.6 million.
Write-down of Capitalized Software Development Costs
      On October 20, 2003, we announced that we had identified a response time issue with some components of SunriseXA, the newest version of Eclipsys’ Sunrise suite of software. To address the issue, we developed a strategy designed to allow SunriseXA customers to continue their deployment of SunriseXA, and to enable us to continue our development of planned advanced SunriseXA components. The strategy was to replace the affected SunriseXA components with certain components of the SCM product. In connection with the strategy, we recorded a $1.2 million write-down of capitalized software development costs for certain SunriseXA components to net realizable value. The write-down is included in the cost of systems and services revenues.

ECLIPSYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Acquired Technology and Intangible Assets
      Acquired technology and intangible assets are amortized over their estimated useful lives generally on a straight-line basis. The carrying values of acquired technology and intangible assets are reviewed if the facts and circumstances suggest that they may be impaired and goodwill is reviewed at least annually. This review indicates whether assets will be recoverable based on future expected cash flows. We perform our review for impairment of our intangible assets including goodwill during the fourth quarter of each fiscal year. Such a review was performed in the fourth quarter of 2004 and no impairment related issues were noted.
      The gross and net amounts for acquired technology, goodwill, and intangible assets consisted of the following as of December 31, (in thousands):

			Estimated
	2004	2003	Life

Amounts subject to amortization:
Acquired technology	$914	$95,795	3-5 years
Ongoing customer relationships	4,335	10,690	5-7 years
Network services	—	5,764	3 years

Gross Intangibles	5,249	112,249
Accumulated Amortization	(559)	(112,249)

Net Acquired Technology and other Intangibles	4,690	—
Amounts not subject to amortization:
Goodwill	2,863	454

	$2,863	$454

      Amortization expense was $559,000 and $267,000 for the years ended December 31, 2004 and 2003 respectively. The Company wrote-off fully amortized intangible assets in the amount of $112.2 million in 2004.
      The estimated aggregate amortization expense for each of the five succeeding fiscal years is as follows:

	2005	2006	2007	2008	2009

Acquired technology	$305,000	$305,000	$276,000	$—	$—
Ongoing customer relationships	851,000	851,000	851,000	851,000	354,000

Total Amortization Expense	$1,156,000	$1,156,000	$1,127,000	$851,000	$354,000

      Amortization of the acquired technology is included in the cost of systems and services revenues.
Fair Value of Financial Instruments
      The carrying amounts of our financial instruments, including cash and cash equivalents, accounts receivable, and other current liabilities, approximate fair value due to the short-term nature of these assets and liabilities.
Income Taxes
      We account for income taxes utilizing the liability method, and deferred income taxes are determined based on the estimated future tax effects of differences between the financial reporting and income tax basis of assets and liabilities and tax carry-forwards given the provisions of the enacted tax laws.

ECLIPSYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Stock-Based Compensation
      We account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion, (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Under this method, compensation costs for stock options is measured as the excess, if any, of the estimated market price of our stock at the date of the grant over the amount an employee must pay to acquire the stock. Accordingly, we provide the additional disclosures required under SFAS No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure.” We have issued restricted common stock to key employees at nominal prices. We record unearned stock compensation for such items and recognize stock compensation expense ratably over the vesting period of the restricted common stock agreements.
      We have adopted the disclosure only provision of SFAS 123. If compensation costs for our stock option grants described above were determined based on the fair value at the grant date for awards in 2004, 2003 and 2002, consistent with the provisions of SFAS 123, Eclipsys’ net loss and loss per share would have been increased to the pro forma amounts indicated below for the years ended December 31, (in thousands, except per share data), as follows:

	2004	2003	2002

Net loss:
As reported	$(32,565)	$(55,964)	$(29,763)
Add: Stock-based employee compensation expense included in Net loss, net of related tax effects	477	224	134
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(9,591)	(16,162)	(24,182)

Pro forma	$(41,679)	$(71,902)	$(53,811)
Basic net loss per common share:
As reported	$(0.70)	$(1.23)	$(0.67)
Pro forma	$(0.90)	$(1.58)	$(1.20)
Diluted net loss per common share:
As reported	$(0.70)	$(1.23)	$(0.67)
Pro forma	$(0.90)	$(1.58)	$(1.20)
      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2004, 2003, and 2002: dividend yield of 0% for all years, risk-free interest rate of 3.30% for 2004, 2.63% for 2003, and 3.11% for 2002, expected life of 4.92 years for 2004, 4.88 years for 2003, and 4.84 years for 2002, based on the plan and volatility of 87% for 2004, 92% for 2003, and 92% for 2002.
Basic and Diluted Net (Loss) Income Per Share
      For all periods presented, basic and diluted net (loss) income per common share is presented in accordance with SFAS 128, “Earnings per Share,” which provides for the accounting principles used in the calculation of earnings per share. Basic net (loss) income per common share is based on the weighted average number of shares of common stock outstanding during the period. Diluted net income per share reflects the potential dilution from assumed conversion of all dilutive securities such as stock option warrants and unvested restricted stock. Stock options to acquire 9,138,452, 9,268,674 and 9,020,711 shares of common stock at December 31, 2004, 2003 and 2002, respectively; warrants to acquire up to 5,160 shares of common stock at December 31, 2004, 2003 and 2002; and unvested restricted stock of 371,250, 136,250 and 150,000 at

ECLIPSYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2004, 2003 and 2002, respectively, were the only securities issued which would be included in the diluted earnings per share calculation, if dilutive. In all years presented, the inclusion of stock options, warrants and unvested restricted stock would have been anti-dilutive due to the net loss reported by us, and therefore excluded from the calculation. The computations of the basic and diluted per share amounts were as follows for the years ended December 31 (in thousands, except share and per share data):

	2004	2003	2002

Basic Earnings Per Common Share:
Net loss (in thousands)	$(32,565)	$(55,964)	$(29,763)
Weighted average shares outstanding	46,586,754	45,404,754	44,710,754
Basic net loss per common share	$(0.70)	$(1.23)	$(0.67)
Diluted net Loss Per Common Share:
Net loss (in thousands)	$(32,565)	$(55,964)	$(29,763)
Weighted average shares:
Outstanding	46,586,754	45,404,754	44,710,754
Effect of dilutive stock options and unvested restricted common stock	—	—	—

Total shares	46,586,754	45,404,754	44,710,754

Diluted net loss per common share	$(0.70)	$(1.23)	$(0.67)
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
Foreign Currency
      Our financial position and results of operations of foreign subsidiaries are measured using the currency of the respective countries as the functional currency. Assets and liabilities are translated at the foreign exchange rate in effect at the balance sheet date, while revenue and expenses for the year are translated at the average exchange rate in effect during the year. Translation gains and losses are not included in determining net income or loss but are accumulated and reported as a separate component of stockholders’ equity. We have not entered into any hedging contracts during the three-year period ended December 31, 2004.
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
New Accounting Pronouncements
      On December 16, 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” (“SFAS 123R”) which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Statement 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends

ECLIPSYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. SFAS 123R requires all share-based payments to employees to be recognized in the income statement based on their grant date fair values over the corresponding service period and also requires an estimation of forfeitures when calculating compensation expense. The Company must adopt SFAS 123R no later than July 1, 2005. SFAS 123R permits public companies to adopt its requirements using one of three methods: the “modified prospective” method, the “modified retrospective” method to January 1, 2005, or the “modified retrospective” method to all prior years for which SFAS 123 was effective. The Company has not yet determined which adoption method it will utilize. The Company has not yet decided whether it will adopt the provisions of this standard on July  1, 2005 as required, or earlier, as allowed.

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

	2004	2003

Computer equipment	$41,952	$34,835
Office equipment and other	7,201	6,935
Purchased software	13,281	11,338
Leasehold improvements	11,611	9,022

	74,045	62,130
Less: Accumulated depreciation and amortization	(39,043)	(29,826)

	$35,002	$32,304

      Depreciation and amortization expense of property and equipment totaled approximately $12.8 million, $10.5 million, and $8.4 million in 2004, 2003 and 2002, respectively.

4.	Stockholders’ Equity
Restricted Stock Grant
      On July 15, 2002, Mr. Paul L. Ruflin joined us as our Chief Executive Officer and President. Under his employment arrangement with Eclipsys, Mr. Ruflin received a restricted stock grant effective July 15, 2002 of 150,000 shares of Eclipsys’ common stock, subject to a five-year vesting schedule, plus an option to purchase 850,000 shares of Eclipsys’ common stock at a price of $7.50, with vesting over a five-year period.
      During the third and fourth quarters of 2004, we issued 295,000 shares of restricted common stock at a nominal price, subject to five-year vesting.
      Stock compensation related to all restricted stock issued amounted to $428,000 in 2004, $225,000 in 2003 and $103,000 in 2002. As of December 31, 2004 and 2003, respectively, Eclipsys had unearned stock compensation of $5.6 million and $795,000 recorded as a component of stockholders’ equity. Additionally, during the third quarter of 2004, the Company accelerated vesting of certain stock options and recorded stock-

ECLIPSYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
based compensation expense of $49,000. For the year ended December 31, 2004, total stock compensation expense was $477,000.
Undesignated Preferred Stock
      We have available for issuance, 5,000,000 shares of preferred stock. As discussed below under “Shareholder Rights Plan”, the Board has designated 100,000 of the 5,000,000 authorized shares of preferred stock as Series A Junior Participating Preferred Stock. Eclipsys has a balance of 4,900,000 authorized shares of undesignated preferred stock (the “Undesignated Preferred”). The liquidation, voting, conversion and other related provisions of the Undesignated Preferred will be determined by the Board of Directors at the time of issuance. Currently, there are no outstanding preferred shares.
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
Secondary Offering of Common Stock
      On January 23, 2001, we completed a follow-on public offering for 5,750,000 shares of our common stock. Net proceeds from the offering were approximately $123.2 million.

5.	Income Taxes
      The income tax provision (benefit) is calculated as follows for the years ended December 31, (in thousands):

	2004	2003	2002

Current Tax Provision:
Federal	$—	$—	$—
State			165

	$—	$—	$165

Deferred Provision (Benefit):
Federal	$(10,755)	$(18,859)	$(10,076)
State	(1,253)	(2,197)	(1,180)
Valuation allowance	12,008	21,056	11,256

	$—	$—	$—

Total Provision	$—	$—	$165

ECLIPSYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      A reconciliation of the effect of applying the federal statutory rate and the effective income tax rate on our income tax provision is as follows for the years ended December 31, (in thousands):

	2004	2003	2002

Statutory federal income tax rate	$(11,072)	$(19,028)	$(10,119)
State income taxes	(1,290)	(2,216)	(1,013)
Non-deductible amortization	—	—	—
Other	594	604	479
Valuation allowance, includes effect of acquisitions	11,768	20,640	10,818

Income tax provision	$—	$—	$165

      The significant components of our net deferred tax assets (liabilities) were as follows as of December 31, (in thousands):

	2004	2003

Deferred tax assets:
Intangible assets	$29,724	$33,673
Allowance for doubtful accounts	3,219	3,085
Accrued expenses	1,544	3,363
Other	2,259	2,547
Net operating loss carryforwards	113,150	88,696

	$149,896	$131,364

Deferred tax liabilities:
Intangible assets	(1,990)	—
Unbilled accounts receivable	(5,847)	(3,898)
Depreciation	(3,411)	(2,557)
Capitalization of software development costs	(11,320)	(9,589)

Net deferred tax asset	127,328	115,320
Valuation allowance	(127,328)	(115,320)

	$—	$—

      At December 31, 2004, we had net operating loss carryforwards for federal income tax purposes of approximately $286.8 million. The carryforwards expire in varying amounts through 2024. Of this amount, $48.2 million relate to stock option tax deductions, which will be tax-effected and the benefit credited as additional paid-in-capital when realized. Additionally, we have Canadian net operating loss carryovers of approximately $11.2 million that expire in varying amounts through 2011.
      Under the Tax Reform Act of 1986, the amounts of, and the benefits from, net operating loss carryforwards may be impaired or limited in certain circumstances. We experienced an ownership change as defined under Section 382 of the Internal Revenue Code in November 1998. As a result of the ownership change, net operating loss carryforwards of approximately $16.9 million at November 1998, which were incurred prior to the date of the change, are subject to annual limitations on their future use. As of December 31, 2004, net operating loss carryforwards of approximately $6.3 million remain subject to the annual limitation. As of December 31, 2004, a valuation allowance has been established against the deferred tax assets that management does not believe are more likely than not to be realized.

ECLIPSYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Employee Benefit Plans
1996 Stock Option Plan
      In April 1996, our Board of Directors adopted the 1996 Stock Plan (the “1996 Stock Plan”). The 1996 Stock Plan, as amended, provided for grants of stock options, awards of Eclipsys stock free of any restrictions and opportunities to make direct purchases of restricted stock of Eclipsys. The 1996 Stock Plan allowed for the issuance of options or other awards to purchase up to 2,500,000 shares of Common Stock. Pursuant to the terms of the 1996 Stock Plan, a committee of the Board was authorized to grant awards to employees and non-employees, and to establish vesting terms. The options expire ten years from the date of grant. No additional options or other awards may be granted under the 1996 Stock Plan.
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
2000 Stock Incentive Plan
      At our Annual Meeting of Stockholders held on May 8, 2002, our shareholders voted to approve the amendment and restatement of our 2000 Stock Incentive Plan, 1999 Stock Incentive Plan, 1998 Stock Incentive Plan and Amended and Restated 1998 Employee Stock Purchase Plan and the 1996 Stock Plan, to reflect an increase in the number of shares of common stock authorized for issuance under all of the our stock plans (the 2000 Stock Incentive Plan, the 1999 Stock Incentive Plan, the Amended and Restated Employee Stock Purchase Plan, the 1998 Stock Incentive Plan and the 1996 Stock Plan) from 12,000,000 to 15,000,000. There were 479,968 shares available for future grant under our amended and restated 2000 Stock Incentive Plan as of December 31, 2004.
      During the fourth quarter of 2004, we issued 400,000 stock options and 100,000 shares of restricted stock outside of our stock plan as an inducement grant in accordance with NASDAQ rules.
      A summary of stock option transactions is as follows during the years ended December 31,:

	2004		2003		2002

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price

Outstanding at beginning of the year	9,268,674	$11.05	9,020,711	$11.24	8,006,072	$12.22
Granted	1,530,000	16.12	1,539,500	9.08	1,922,925	8.20
Exercised	(872,576)	9.04	(430,132)	8.26	(195,277)	7.53
Forfeited	(787,646)	17.84	(861,405)	10.90	(713,009)	15.14

Outstanding at end of year	9,138,452	11.50	9,268,674	11.05	9,020,711	11.23

Exercisable at end of the year	5,784,506		5,714,566		4,960,438

ECLIPSYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      During the fourth quarter of 2004, we executed an option repurchase program whereby we repurchased 275,669 options from certain individuals in a series of privately negotiated transactions. The options were repurchased at a price of $3.00 per option and resulted in stock compensation expense of approximately $800,000. The shares repurchased are included within the forfeited options in the above table.

	2004		2003		2002

	Weighted	Weighted	Weighted	Weighted	Weighted	Weighted
	Average	Fair	Average	Fair	Average	Fair
	Exercise	Market	Exercise	Market	Exercise	Market
Option Granted During the Year	Price	Value	Price	Value	Price	Value

Option price< Fair market value	—		—		—
Option price = Fair market value	$16.12		$9.08		$8.20
Option price> Fair market value	—		—		—
Weighted Fair Market Value Options		$11.12		$6.44		$6.59
      The following table summarizes information about stock options outstanding at December 31, 2004:

	Options Outstanding
				Options Exercisable
		Weighted
		Average	Weighted		Weighted
	Number	Remaining	Average	Number	Average
	Outstanding at	Contractual	Exercise	Exercisable	Exercise
Range of Exercise Price	12/31/2004	Life (in years)	Price	at 12/31/04	Price

$0.10 - $6.44	738,901	6.79	$5.82	454,275	$5.80
$6.50 - $7.50	1,377,528	6.05	7.13	814,146	7.04
$8.25 - $8.25	1,905,822	5.53	8.25	1,873,822	8.25
$8.88 - $9.13	916,760	8.13	8.95	337,092	8.98
$9.53 - $13.20	856,191	6.66	11.61	635,372	11.51
$13.21 - $15.13	1,869,769	7.03	14.09	933,302	14.65
$15.63 - $23.38	1,374,259	7.49	19.75	640,425	19.95
$25.71 - $25.71	22,049	2.11	25.71	20,999	25.71
$35.83 - $35.83	39,374	2.58	35.83	39,374	35.83
$43.57 - $43.57	37,799	2.88	43.57	35,699	43.57

	9,138,452

Employee Savings Plan
      During 1997, we established a Savings Plan (the “Plan”) pursuant to Section 401(k) of the Internal Revenue Code (the “Code”), whereby employees may contribute a percentage of their compensation, not to exceed the maximum amount allowable under the Code. At the discretion of our Board of Directors, we may elect to make matching contributions, as defined in the Plan. For the years ended December 31, 2004, 2003 and 2002, the Board authorized contributions totaling $750,000 for each year.
1998 Employee Stock Purchase Plan
      Under our 1998 Employee Stock Purchase Plan (the “Purchase Plan”) that was implemented in April 1998, our employees, including directors who are employees, are eligible to participate in quarterly plan offerings in which payroll deductions may be used to purchase shares of Common Stock. The purchase price of such shares is the lower of 85% of the fair market value of the Common Stock on the day the offering commences and 85% of the fair market value of the Common Stock on the day the offering terminates. During the second quarter of 2004, we suspended the Purchase Plan indefinitely.

ECLIPSYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Commitments and Contingencies
Noncancelable Operating Leases
      We lease office space and certain equipment under noncancelable operating leases. Rental expense under operating leases was approximately $9.7 million, $12.5 million and $11.8 million for the years ended December 31, 2004, 2003 and 2002, respectively. Future minimum rental payments under non-cancelable operating leases as of December 31, 2004 are as follows (in thousands):

Year Ending December 31,

2005	$8,766
2006	10,660
2007	6,664
2008	3,147
2009	3,677
Thereafter	3,378

$36,292

      We have unconditional purchase obligations that consist of minimum purchase commitments for telecommunication services, computer equipment, maintenance, consulting, airplane charters and other commitments. In aggregate, these obligations total approximately $30.0 million. These obligations will require payments of approximately $20.4 million in 2005, with the majority of the balance occurring within the next three years.
Indemnification clauses
      Our standard software license agreements contain indemnification clauses that are limited in amount. Pursuant to these clauses, we indemnify, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party. We believe the estimated fair value of these indemnification clauses is minimal. Accordingly, there are no liabilities recorded for these agreements as of December 31, 2004.

8.	Acquisitions
      In March 2004, we acquired CPM Resource Center, Ltd., or CPMRC. CPMRC provides consulting services and clinical content designed principally to improve and enhance the care process primarily related to the workflow of nurses and interdisciplinary healthcare professionals. CPMRC’s evidence-based content and practice guidelines has been incorporated into our current releases of SunriseXA software. We paid $2.5 million in cash and issued 184,202 shares of common stock for CPMRC, for a total consideration of $5.0 million. The prior owner of CPMRC may earn up to an additional $12.5 million over the next 5 year period based on future operating results, payable in shares of our common stock, based upon the average of the last reported sale prices of our common stock on the NASDAQ National Market for the five consecutive trading days ending on the trading day that is one day prior to the date on which the earn-out consideration is paid. The operating results of CPMRC have been combined with those of the Eclipsys since the date of acquisition. We did not present unaudited pro forma results of operations of Eclipsys and CPMRC for the year ended December 31, 2004 and 2003 because our pro forma results for those periods would not be materially different from our actual results for those periods.
      As a result of the CPMRC acquisition, we recorded approximately $2.4 million in non amortizable goodwill and $3.2 million in amortizable intangible assets. Amortizable intangible assets include customer relationships and intellectual property and is being amortized over a seven and five year period, respectively

ECLIPSYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
which we believe approximates the expected utility of these assets. The non amortizable goodwill is not tax deductible. The non amortizable goodwill reflects approximately $700,000 of incremental consideration that the prior owners earned in 2004 as part of the earn out provisions of the agreement. All consideration paid under the earn out provisions of the agreement will be recorded as non amortizable goodwill.
      In December of 2004, we acquired eSys Medical Inc. (eSys). eSys develops and markets radiology information systems (RIS). We believe eSys’ RIS will enhance our diagnostic imaging solution and extend our clinical workflow solutions in radiology. Using our solutions, clinicians will be able to view patient medical records, diagnostic images and reports in real time. We believe the acquisition will increase sales opportunities for our Picture Archiving Communications System (PACS) and RIS systems through integration with both our and other clinical systems. In 2004, we paid $2.3 million in cash consideration for the eSys acquisition. Under the terms of the transaction, the prior owners of eSys may earn up to an additional $2.5 million of future consideration. This consideration may be earned during the next eighteen months related to certain milestones in connection with future development efforts of the acquired technology. This future consideration, if earned, will be paid in cash (25%) and our common stock (75%). Additionally, the agreement contains an earn out provision in which the prior owners can earn up to an additional $5.0 million in future consideration based on sales of the acquired technology over the next five years, payable in shares of our common stock. Any shares of our common stock issued as earn-out consideration will be based on the average closing prices of our common stock on the NASDAQ National Market for the calendar quarter preceding the payment of the earn-out consideration.
      As a result of the eSys acquisition, we recorded approximately $2.0 million in amortizable intangible assets. Amortizable intangible assets include customer relationships ($1.1 million) and acquired technology ($914,000) and is being amortized over a five and three year period, respectively. We believe these amortization periods reflect the estimated expected utility of these assets. The operating results of eSys have been combined with those of Eclipsys since the date of acquisition. We did not present unaudited pro forma results of operations of Eclipsys and eSys for the year ended December 31, 2004 and 2003 because our pro forma results for those periods would not be materially different from our actual results for those periods. The majority of future consideration, if earned, will be recorded as non amortizable goodwill.
      With respect to the acquisitions of CPMRC and eSys, we assigned the total purchase price to the net assets and liabilities of the businesses with any remaining amount assigned to goodwill. The value assigned to the identifiable intangible assets was based on an analysis as of the date of acquisitions.

9.	Litigation
      We are involved in litigation incidental to our business from time to time. In the opinion of management, after consultation with legal counsel, the ultimate outcome of such litigation will not have a material adverse effect on our financial position, results of operation or cash flows.

10.	Related Party Transactions
      We have certain transactions between us and our executive officers, directors and affiliates.
      We lease office space in Boston, Massachusetts from a former stockholder of SDK Medical Computer Services Corporation, or SDK, and lease office space in Grand Rapids, Michigan from the former stockholder of CPMRC, both are current employees. SDK was acquired in 1997. During the years ended December 31, 2004, 2003 and 2002, we paid $675,000, $526,000 and $579,000 respectively, under the Boston lease and $42,000 in 2004 for the Michigan lease. The leases are non-cancelable and expire in 2009 and 2008 respectively.
      Our Chairman Emeritus, Harvey J. Wilson, owns a company, RMSC of West Palm Beach Inc. (“RMSC”), which leases an aircraft to a charter company. The charter company provides aircraft charter

ECLIPSYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
services to us as well as other outside parties. Mr. Wilson has no ownership or other interest in the charter company. We paid the charter company $733,000, $603,000 and $885,000 in 2004, 2003 and 2002, respectively, for charters using the aircraft owned by RMSC. We also paid the charter company $74,000, $50,000 and $265,000 in 2004, 2003 and 2002, respectively, for charters of other aircraft, not owned by RMSC. RMSC received $408,000, $275,000, and $533,000 during 2004, 2003 and 2002 respectively, from the charter company for these transactions. During January 2004, we contracted for a minimum number of hours for airplane charters to extend the current pricing terms. The remaining minimum commitment under this arrangement is $944,000. RMSC agreed to allow the unused portion to be utilized in 2005 which is reflected in the above commitment. The arrangement ends in January 2006.
      In July 1999, we invested in HEALTHvision, Inc. (“HEALTHvision”), a Dallas-based, privately held internet healthcare company. Other principal investors included VHA, Inc. and investment entities affiliated with General Atlantic Partners, LLC. HEALTHvision provides Internet solutions to hospital organizations to assist them in improving patient care in the local communities they serve. We purchased 3,400,000 shares of common stock in HEALTHvision for $34,000, which at the time represented 34% of the outstanding common stock on an if-converted basis. As of December 31, 2004, our shares represented approximately 28% of the common stock of HEALTHvision on an if-converted basis. We account for our investment in HEALTHvision using the equity method of accounting. Due to losses recognized under the equity method, the recorded balance of the investment in HEALTHvision was $0 as of December 31, 2004. We entered into a joint marketing arrangement with HEALTHvision under which both organizations agreed to jointly market products and services to their customers. Under this agreement, we paid HEALTHvision the sum of $2.1 million during 2004 for the sale of products and services, and owed HEALTHvision the sum of $0.8 million as of December 31, 2004. Also, during 2004, we earned revenues from HEALTHvision of $1.1 million for hosting and other related services and had accounts receivable due from HEALTHvision of $0.3 million at December 31, 2004. For the year ended December 31, 2004, HEALTHvision, Inc. had total revenues of approximately $23.7 million (unaudited) and a net loss of approximately $2.8 million (unaudited) with total assets of approximately $10.3 million (unaudited). We are not required to provide funding to HEALTHvision, and have made no guarantees on their behalf. In late 2003, we mutually agreed with HEALTHvision to terminate the joint marketing arrangement of our agreement.
      We have a license agreement with Partners HealthCare System, Inc. (“Partners”). Under the terms of this license, we may develop, commercialize, distribute and support certain technology that it has received from Partners throughout the world (with the exception of the Boston, Massachusetts metropolitan area). Prior to our initial public offering, no sales of products incorporating the licensed technology were made and, consequently, no royalties were paid by us pursuant to the license with Partners. The royalty arrangement under the license terminated upon Eclipsys’ initial public offering. After our initial public offering, we sold products incorporating the licensed technology. We are obligated to offer to Partners and certain of its affiliates a license for internal use, granted on most favored customer terms, to all new software applications developed by us, whether or not derived from the licensed technology, and major architectural changes to the licensed technology. Partners and certain of its affiliates are also entitled to receive internal use licenses, also granted on most favored customer terms, for any changes to any module or application included in the licensed technology requiring at least one person-year of technical effort.
      In 2001, Partners entered into a contract with us for the license of a new software application and related professional services. This new software application consisted of an upgrade to an existing software application that Partners had licensed from Transition Systems, Inc, an entity that was acquired by us in December 1998. Under this new contract, Partners paid us the sums of $691,000, $627,000 and $1,032,000 in 2004, 2003 and 2002, respectively. As of December 31, 2004, Partners owed us the sum of $403,000 related to this contract. Mr. Jay Pieper, a director of Eclipsys, is Vice President of Corporate Development and Treasury Affairs for Partners. Partners was not affiliated with Eclipsys at the time of the negotiation of the Partners license from Transition Systems, Inc.

ECLIPSYS CORPORATION
SCHEDULE II — VALUATION OF QUALIFYING ACCOUNTS
For Each of the Three Years in the Period Ended December 31, 2004

	Balance at			Balance at
	Beginning			End of
	of Period	Additions	Write-Offs	Period

	(In thousands)
December 31, 2004
Allowance for doubtful accounts	$4,807	$4,117	$(3,972)	$4,952
Valuation allowance for deferred tax asset	115,320	12,008		127,328
December 31, 2003
Allowance for doubtful accounts	3,412	4,492	(3,097)	4,807
Valuation allowance for deferred tax asset	94,264	21,056		115,320
December 31, 2002
Allowance for doubtful accounts	5,572	3,533	(5,693)	3,412
Valuation allowance for deferred tax asset	83,008	11,256		94,264
Quarterly Results (Unaudited)
      The following table presents quarterly consolidated statement of operations data for each of the eight quarters in the years ended December 31, 2004 and 2003. The data in the statement of operations is unaudited and, in the opinion of management, includes all adjustments (consisting of normal recurring adjustments) necessary to present fairly the data for such periods. Additionally, the data is derived from, and is qualified by reference to, our audited financial statements, which appear elsewhere in this document.
For the Year Ended December 31, 2004

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year

	(In thousands, except per share data)
Revenues	$68,384	$73,643	$79,815	$87,233	$309,075
Loss from operations	(13,516)	(10,185)	(7,065)	(3,428)	(34,194)
Net loss	$(13,063)	$(9,961)	$(6,650)	$(2,891)	$(32,565)
Basic net loss per common share	$(0.28)	$(0.21)	$(0.14)	$(0.06)	$(0.70)
Diluted net loss per common share	$(0.28)	$(0.21)	$(0.14)	$(0.06)	$(0.70)
For the Year Ended December 31, 2003

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year

	(In thousands, except per share data)
Revenues	$56,836	$63,386	$68,150	$66,307	$254,679
Loss from operations	(13,924)	(11,851)	(11,479)	(21,140)	(58,394)
Net loss	$(13,025)	$(11,019)	$(11,067)	$(20,853)	$(55,964)
Basic net loss per common share	$(0.29)	$(0.24)	$(0.24)	$(0.46)	$(1.23)
Diluted net loss per common share	$(0.29)	$(0.24)	$(0.24)	$(0.46)	$(1.23)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      Not applicable.

Item 9A.	Controls and Procedures
                  Evaluation of Disclosure and Controls and Procedures in Internal Control Over Financial Reporting
      Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2004. The term disclosure controls and procedures defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by Eclipsys in the reports that it files or submits under the Executive Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that our disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies it judgment in evaluating the cost-benefit relationship of disclosure controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2004, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
      No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting
      Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).
      We assessed the effectiveness of our internal control over financial reporting as of December 31, 2004. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on our assessment using those criteria, we concluded that our internal control over financial reporting was effective as of December 31, 2004.
      Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Part III
      Certain information required by Part III of Form 10-K will be contained in the definitive Proxy Statement to be used in connection with the annual meeting of stockholders for the year 2005, and is incorporated herein by reference to this Form 10-K Annual Report:

Item 10.	Directors and Executive Officers of the Registrant
      Information regarding directors will be set forth in the proxy statement for the annual meeting of stockholders for the year 2005 and is incorporated herein by reference. Information regarding our executive officers is set forth under the caption “Executive Officers of the Registrant” appearing at the end of Part I, above.

Item 11.	Executive Compensation
      Information regarding executive compensation will be set forth in the proxy statement for the annual meeting of stockholders for the year 2005 and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management
      Information regarding security ownership of certain beneficial owners and management and the Common Stock that may be issued under our existing equity compensation plans as of December 31, 2004 will be set forth in the proxy statement for our 2005 annual stockholders’ meeting, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions
      Information regarding certain relationships and related transactions will be set forth in the proxy statement for the annual meeting of stockholders for the year 2005 and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services
      Information regarding principal accountant fees and services will be set forth in the proxy statement for the annual meeting of stockholders for the year 2005 and is incorporated herein by reference.

Part IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
      (a) The following documents are filed as part of this report:

1.	Consolidated Financial Statements included in Item 8 of this report on Form 10-K

2.	Financial Statement Schedules included in Item 8 of this report on Form 10-K Schedule II — Valuation of Qualifying accounts

3.	The following exhibits are included in this report:

3	.1(2)	Third Amended and Restated Certificate of Incorporation of the Registrant
3	.2(1)	Third Amended and Restated Bylaws of the Registrant
3	.3(3)	Certificate of Designation of Series A Junior Participating Preferred
4	.1(1)	Specimen certificate for shares of Common Stock
4	.2(3)	Rights Agreement, dated July 26, 2000, by and between Eclipsys Corporation and Fleet National Bank, as Rights Agent
10	.1(1)	Second Amended and Restated Registration Rights Agreement
10	.2(1)	Information Systems Technology License Agreement, dated as of May 3, 1996, by and among Partners Healthcare System, Inc. and Integrated Healthcare Solutions, Inc.
10	.3(1)	1996 Stock Plan
10	.4(4)	Amended and Restated 1998 Employee Stock Incentive Plan
10	.5(4)	Second Amended and Restated 1998 Employee Stock Purchase Plan
10	.6(8)	First Amendment to the Second Amended and Restated 1998 Employee Stock Purchase Plan
10	.7(8)	Form of Indemnification Agreement between Eclipsys Corporation and each non-employee directors
10	.8(5)	Amendment No. 1 to the Amended and Restated 2000 Stock Incentive Plan
10	.9(4)	Amended and Restated 1999 Stock Incentive Plan, as amended
10	.10(4)	Amended and Restated 2000 Stock Incentive Plan
10	.11(8)	Employment Agreement between the Registrant and Paul L. Ruflin, dated February 3, 2004
10	.12(5)	Agreement between the Registrant and Mr. Harvey J. Wilson, dated January 24, 2003
10	.13(5)	Consulting Agreement between the Registrant and Mr. Harvey J. Wilson, dated January 24, 2003
10	.14(5)	Agreement between the Registrant and Mr. John S. Cooper, dated February 2, 2002
10	.19(6)	Restricted Stock Agreement between the Registrant and John A. Adams, dated December 20, 2004
10	.20(6)	Non-Qualified Stock Option Agreement between the Registrant and John A. Adams, dated December 20, 2004
10	.21(6)	Employment Agreement between the Registrant and John A. Adams, dated December 20, 2004
10	.22(7)	Form of Incentive and/or Non-Qualified Stock Option Agreement under the Amended and Restated 2000 Stock Incentive Plan, as amended
21	(9)	Subsidiaries of the Registrant
23		Consent of PricewaterhouseCoopers LLP
31.1		Certification of Paul L. Ruflin
31.2		Certification of Robert J. Colletti
32.1		Certification Pursuant to 18 U.S.C. Section 1350
32.2		Certification Pursuant to 18 U.S.C. Section 1350

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-50781)

(2)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 000-24539)

(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated August 8, 2000 (File No. 000-24539)

(4)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 000-24539)

(5)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (File No. 000-24539)

(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 23, 2004 (File No. 000-24539)

(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 1, 2004 (File No. 000-24539)

(8)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on March, 15 2004 (File No. 000-24539)

(9)	Incorporated by reference to Exhibit 21 of the Registrant’s Annual Report on Form 10-K filed March 25, 2002 (File No. 000-24539)

Signatures
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

/s/ Paul L. Ruflin Paul L. Ruflin	President, Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2005

/s/ Robert J. Colletti Robert J. Colletti	Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2005

/s/ Steven A. Denning Steven A. Denning	Director	March 16, 2005

/s/ Dan L. Crippen Dan L. Crippen	Director	March 16, 2005

/s/ Eugene V. Fife Eugene V. Fife	Director	March 16, 2005

/s/ Braden Kelly Braden Kelly	Director	March 16, 2005

/s/ Jay B. Pieper Jay B. Pieper	Director	March 16, 2005

/s/ Edward A. Kangas Edward A. Kangas	Director	March 16, 2005