Form 10-K/A
period 2004-12-31
ECLIPSYS CORP
filed 2005-05-02
CIK 1034088

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/ A
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
      Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Shares Outstanding as of April 25, 2005

Common Stock, $.01 par value	47,399,452

EXPLANATORY NOTE
      We are filing this Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, as filed with the U.S. Securities and Exchange Commission, or SEC, on March 16, 2005, to include the disclosure required by Part III of Form 10-K, as set forth below, which disclosure we had originally intended to incorporate by reference to our definitive proxy statement. This Amendment No. 1 on Form 10-K/A does not change the previously reported financial statements and other financial disclosures included in our Annual Report on Form 10-K.

PART III

Item 10.	Directors and Executive Officers of the Registrant
Executive Officers of the Registrant
      As of May 2, 2005 our executive officers were as follows:

Name	Age	Title

Eugene V. Fife	64	Chief Executive Officer and President
John A. Adams	50	Executive Vice President and Chief Administrative Officer
John Gomez	40	Executive Vice President of Product Development and
		Delivery and Chief Technology and Strategy Officer
Russ J. Rudish	52	Executive Vice President of Sales, Marketing and
		Customer Solutions
Robert J. Colletti	46	Senior Vice President and Chief Financial Officer
      Eugene V. Fife is the Chairman of the Board of Directors, president and chief executive officer. Mr. Fife has served on the Board of Directors since May 1997, has served as Chairman of the Board since January 2003 and has served as president and chief executive officer since April 29, 2005. Since December 1999, Mr. Fife has served as the founding principal of Vawter Capital, LLC, a private investment firm. From September 1996 to October 2000, Mr. Fife served as the co-chairman and chief executive officer of Illuminis, Inc. (formerly known as Multimedia Medical Systems, Inc.), a medical information systems company. Mr. Fife was formerly a general partner in Goldman Sachs & Co., where he served as a member of its Management Committee and as chairman of Goldman Sachs International. He retired from Goldman Sachs & Co. in 1995, but continues to serve as a Senior Director of the firm. Mr. Fife is also a director of Caterpillar, Inc., a heavy equipment and engine manufacturer.
      John A. Adams has served as our executive vice president and chief administrative officer since December 2004. Prior to joining us, Mr. Adams was chief financial officer of Exult, Inc., a business process outsourcing company from June 2003 to December 2004. Before that, from November 2000 to June 2003, Mr. Adams was vice president and chief financial officer of AT&T Corp.’s Business Services division. Mr. Adams previously served in a number of roles with Electronic Data Systems Corp. over 15 years, including most recently two years as corporate vice president and corporate controller.
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
      Russ J. Rudish has served as our executive vice president of customer solutions, sales and marketing since December 2004. Prior to that, Mr. Rudish served as our executive president of services since joining us in November 2003. Prior to joining us, Mr. Rudish spent over 20 years at Ernst & Young LLP, before it sold its consulting practice to Cap Gemini Ernst & Young, North America, or CGE&Y, in May 2000. From April 2002 until September 2003, Mr. Rudish served as the national practice leader of CGE&Y’s Health Provider Consulting Practice. In addition, from August 2000 to April 2002, Mr. Rudish served as regional director, northeast, for CGE&Y’s Health Provider Consulting Practice.
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
Directors
      Our Third Amended and Restated Certificate of Incorporation provides that the Board of Directors is classified into three classes (designated Class I directors, Class II directors and Class III directors), with members of each class holding office for staggered three-year terms. There are currently two Class I directors whose term expire at the 2005 Annual Meeting of Stockholders, two Class II directors, whose terms expire at the 2006 Annual Meeting of Stockholders, and two Class III directors, whose terms expire at the 2007 Annual Meeting of Stockholders, in all cases subject to the election and qualification of their successors and to their earlier death, resignation or removal. In addition, there is one vacant Class I director seat as a result of Paul Ruflin’s resignation from the Board of Directors.
      Set forth below, for each director, are his name and age, his positions with us, his principal occupation and business experience during the past five years and the year of the commencement of his term as a director of Eclipsys:
Class I Directors
      Eugene V. Fife is 64 years old and is the Chairman of the Board of Directors, President and Chief Executive Officer. Mr. Fife has served on the Board of Directors since May 1997, has served as Chairman of the Board since January 2003 and has served as President and Chief Executive Officer since April 29, 2005. Since December 1999, Mr. Fife has served as the founding principal of Vawter Capital, LLC, a private investment firm. From September 1996 to October 2000, Mr. Fife served as the co-chairman and chief executive officer of Illuminis, Inc. (formerly known as Multimedia Medical Systems, Inc.), a medical information systems company. Mr. Fife was formerly a general partner in Goldman Sachs & Co., where he served as a member of its Management Committee and as chairman of Goldman Sachs International. He retired from Goldman Sachs & Co. in 1995, but continues to serve as a Senior Director of the firm. Mr. Fife is also a director of Caterpillar, Inc., a heavy equipment and engine manufacturer.
      Braden R. Kelly is 34 years old and has served on the Board of Directors since February 2001. Mr. Kelly is a Managing Director of General Atlantic LLC, and has been with General Atlantic since 1995. Mr. Kelly is a director of ProxyMed, Inc., a provider of electronic healthcare transaction processing and services; Schaller Anderson Incorporated, a company that administers employers’ self-funded health benefit plans and Medicaid health plans through innovative business strategies and customer-centered features; and HEALTHvision, Inc., a private company that provides Internet solutions to the healthcare industry.
Class II Directors
      Steven A. Denning is 56 years old and has served on the Board of Directors since March 1997. Mr. Denning is the Chairman and a Managing Director of General Atlantic LLC, a global private equity investment firm that invests in companies that provide or apply IT in ways that have the potential to change markets and industries and contribute to society, and has been with General Atlantic (or its predecessor) since 1980. Mr. Denning is also a director of Gecis Global, a global leader in providing high-quality business-process services; Hewitt Associates, Inc., a global human resources outsourcing and consulting firm delivering a complete range of human capital management services; The Thomson Corporation, a provider of integrated information solutions to business and professional customers; SRA International, Inc., a provider of information technology services and solutions to clients in the national security, health care, public health and civil government markets; and Liberata plc, one of the United Kingdom’s leading specialists in business process outsourcing services.
      Jay B. Pieper is 61 years old and has served on the Board of Directors since May 1996. Since May 1995, Mr. Pieper has served as Vice President of Corporate Development and Treasury Affairs for Partners HealthCare System, Inc., the parent of Brigham and Women’s Hospital, Inc. and Massachusetts General Hospital.

Class III Directors
      Dan L. Crippen is 53 years old and has served on the Board of Directors since June 2004. Mr. Crippen is currently self-employed as a consultant. From 1999 to 2003, Mr. Crippen served as the Director of the Congressional Budget Office. From 1996 to 1999, Mr. Crippen was a founding partner of Washington Counsel, P.C., a consulting firm.
      Edward A. Kangas is 60 years old and has served as Lead Director since April 29, 2005 and on the Board of Directors since June 2004. Mr. Kangas served as Chairman and Chief Executive Officer of Deloitte Touche Tohmatsu from 1989 to 2000. He also served as the Managing Partner of Deloitte & Touche (USA) from 1989 to 1994. Since his retirement from Deloitte in 2000, Mr. Kangas has served as a consultant to Deloitte and as Chairman of the National Multiple Sclerosis Society. He is also director of Hovnanian Enterprises Inc., a national homebuilder; Electronic Data Systems Corporation, a provider of technology and outsourcing services; and Tenet Healthcare Corporation, a healthcare services company.
Audit Committee
      The members of the Audit Committee are Messrs. Pieper (chairman), Crippen and Kangas. In February 2004, G. Fred DiBona replaced Mr. Kelly on the Audit Committee. In June 2004, Mr. Kangas replaced Mr. DiBona on the Audit Committee. Mr. DiBona did not stand for reelection to the Board at our annual meeting held in June 2004. In April 2005, Mr. Crippen replaced Mr. Fife on the Audit Committee. The Audit Committee met ten times during 2004. A copy of the charter of the Audit Committee is available for inspection on our website at www.eclipsys.com.
      The Board of Directors has determined that each of Mr. Pieper and Mr. Kangas is an “audit committee financial expert” as defined in Item 401(h) of Regulation S-K of the Securities Act of 1933.
Section 16(a) Beneficial Ownership Reporting Compliance
      Section 16(a) of the Exchange Act of 1934 requires our directors, executive officers, and persons who beneficially own more than ten percent of the Voting Common Stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to us. Based solely on the reports received by it and on the representations of the reporting persons, we believe that these persons have complied with all applicable filing requirements during the year ended December 31, 2004 except that Mr. Crippen did not file his Form 3 or a Form 4 reporting an option grant on a timely basis and Mr. Gomez did not file his Form 3 on a timely basis.
Code of Business Conduct and Ethics
      We have adopted a written Code of Business Conduct and Ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We have posted a current copy of the code on our website, which is located at www.eclipsys.com. In addition, we intend to post on our website all disclosures that are required by law or NASDAQ stock market listing standards concerning any amendments to, or waivers from, any provision of the code.

Item 11.	Executive Compensation
Summary Compensation
      The following table sets forth the total compensation paid or accrued for the last three years for our Chief Executive Officer and our four other most highly compensated executive officers during 2004 (together, the “Named Executive Officers”):
Summary Compensation Table

						Long-Term Compensation

						Awards

			Annual Compensation			Restricted		Securities
						Stock		Underlying	All Other
Name and Principal Position	Year		Salary		Bonus	Awards		Options(1)	Compensation(2)

Paul L. Ruflin	2004		$778,846	(3)	—	—		—	$251,712	(4)
Former Chief Executive Officer and	2003		750,000		—	—		—	3,027
President	2002	(5)	346,154		$125,000	$1,123,500	(6)	850,000	145
Russ J. Rudish	2004		467,308		100,000	—		90,000	430
Executive Vice President	2003	(7)	31,154		—	—		200,000	32
of Solutions, Sales and Marketing
John Gomez	2004		363,462		—	1,831,600	(8)	260,000	735
Executive Vice President, Chief	2003	(9)	85,577		50,000	—		80,000	56
Technology and Strategy Officer
John S. Cooper	2004		363,459		—	151,600	(10)	—	1,562
Executive Vice President of Sales	2003		347,691		75,000	—		50,000	25,489	(11)
	2002		257,019		230,000	—		300,000	129,348	(12)
John Depierro	2004		326,538		—	—		—	3,656
Executive Vice President	2003		295,385		25,000	—		10,000	4,357
	2002		260,000		60,000	—		25,000	2,611

(1)	Represents the number of shares covered by options to purchase shares of Voting Common Stock granted during the applicable year.

(2)	Represents Company contributions to group term life insurance policies, contributions on the Named Executive Officer’s behalf to our 401(k) Plan in 2002, 2003 and 2004, and, with respect to Messrs. Ruflin and Cooper, other expenses as described in the footnotes below.

(3)	Mr. Ruflin separated from Eclipsys on April 29, 2005.

(4)	Includes a relocation allowance of $250,000.

(5)	Mr. Ruflin joined Eclipsys as Chief Executive Officer on July 15, 2002.

(6)	Mr. Ruflin received 150,000 shares of restricted Voting Common Stock. The value of this award is calculated based on the last sale price of the Voting Common Stock as reported on the NASDAQ National Market on July 15, 2002, the date of the award ($7.50 per share), less the amount paid by Mr. Ruflin for the shares ($0.01 per share). The restrictions on Mr. Ruflin’s restricted stock grant will lapse over a five-year period from the grant date, with the restrictions lapsing as to 30,000 shares on the first anniversary of the grant date, and the balance lapsing on a monthly basis over the remaining 48-month period. We maintain the right to repurchase from Mr. Ruflin the unvested portion of his restricted stock if he ceases to be employed by Eclipsys prior to July 15, 2007. The value of Mr. Ruflin’s restricted stock holdings on December 31, 2004 was $3,063,000. If we pay dividends on our Voting Common Stock, Mr. Ruflin will be entitled to receive such dividends with respect to his restricted stock, whether vested or unvested.

(7)	Mr. Rudish joined Eclipsys as Executive Vice President of Services on November 19, 2003. Mr. Rudish became our Executive Vice President of Sales, Marketing and Customer Solutions in December 2004.

(8)	Mr. Gomez received 70,000 shares of restricted Voting Common Stock on December 1, 2004. The value of this award is calculated based on the last sale price of the Voting Common Stock as reported on the NASDAQ National Market on December 1, 2004, the date of the award ($19.70 per share), less the amount paid by Mr. Gomez for the shares ($0.01 per share). The restrictions on Mr. Gomez’ restricted stock grant will lapse over a five-year period from the grant date, with the restrictions lapsing as to 20,000 shares on the first anniversary of the grant date, and the balance lapsing on a monthly basis over the remaining 48-month period. We maintain the right to repurchase from Mr. Gomez the unvested portion of his restricted stock if he ceases to be employed by us prior to December 1, 2009. Mr. Gomez also received 30,000 shares of restricted Voting Common Stock on July 1, 2004. The value of this award is calculated based on the last sale price of the Voting Common Stock as reported on the NASDAQ National Market on July 1, 2004, the date of the award ($15.12 per share), less the amount paid by Mr. Gomez for the shares ($0.01 per share). The restrictions on the restricted stock grant will lapse over a five-year period from the grant date, with restrictions lapsing as to 6,000 shares on the first anniversary of the grant date, and the balance lapsing on a monthly basis over the remaining 48-month period. We maintain the right to repurchase from Mr. Gomez the unvested portion of his restricted stock if he ceases to be employed by us prior to July 1, 2009. The value of Mr. Gomez’ restricted stock holdings on December 31, 2004 was $2,042,000. If we pay dividends on our Voting Common Stock, Mr. Gomez will be entitled to receive such dividends with respect to his restricted stock, whether vested or unvested.

(9)	Mr. Gomez joined Eclipsys as Senior Vice President and Chief Technology Officer in August 2003. Mr. Gomez became our Executive Vice President Product Development and Delivery, and Chief Technology and Strategy Officer in December 2004.

(10)	Mr. Cooper received 10,000 shares of restricted Voting Common Stock on September 16, 2004. The value of this award is calculated based on the last sale price of the Voting Common Stock as reported on the NASDAQ National Market on September 16, 2004, the date of the award ($15.17 per share), less the amount paid by Mr. Cooper for the shares ($0.01 per share). The restrictions on Mr. Cooper’s restricted stock grant will lapse over a five-year period from the grant date, with the restrictions lapsing as to 2,000 shares on the first anniversary of the grant date, and the balance lapsing on a monthly basis over the remaining 48-month period. We maintain the right to repurchase from Mr. Cooper the unvested portion of his restricted stock if he ceases to be employed by us prior to September 16, 2009. The value of Mr. Cooper’s restricted stock holdings on December 31, 2004 was $204,200. If we pay dividends on our Voting Common Stock, Mr. Cooper will be entitled to receive such dividends with respect to his restricted stock, whether vested or unvested.

(11)	Includes $23,172 in reimbursed relocation expenses in 2003.

(12)	Includes $129,140 in reimbursed relocation expenses in 2002.
Stock Option Grants
      The following table sets forth grants of stock options to each of the Named Executive Officers during the year ended December 31, 2004.
Option Grants in Last Fiscal Year

	Individual Grants
						Potential Realizable Value
			Percent of			at Assumed Annual Rates of
	Number of		Total Options			Stock Price Appreciation for
	Securities		Granted to	Exercise or		Option Term(1)
	Underlying		Employees in	Base Price	Expiration
Name	Options Granted		Fiscal Year	Per Share	Date	5%	10%

Paul L. Ruflin	—		—	—	—	—	—
Russ J. Rudish	90,000	(2)	5.88%	$19.70	12/1/14	$1,115,030	$2,825,705
John Gomez	120,000	(3)	9.15	$13.35	2/4/14	1,007,489	2,553,175
	140,000	(4)	7.84	$19.70	12/1/14	1,734,491	4,395,541
John S. Cooper	—		—	—	—	—	—
John Depierro	—		—	—	—	—	—

*	Less than 1%

(1)	Amounts reported in these columns represent amounts that may be realized upon exercise of the options immediately prior to the expiration of their term assuming the specified compound rates of appreciation (5% and 10%) on the market value of the Voting Common Stock on the date of option grant over the term of the options. These numbers are calculated based on rules promulgated by the Securities and Exchange Commission and do not reflect our estimate of future stock price growth. Actual gains, if any, on stock option exercises and Voting Common Stock holdings are dependent on the timing of such exercises and the future performance of the Voting Common Stock. The rates of appreciation in this table are assumptions only and may not be achieved, and the amounts reflected may not be received by the individuals.

(2)	This option vests over a five year term, with 20% vesting on the first anniversary of the date of grant and the balance vesting monthly over the next three years.

(3)	This option vests over a five year term, with 20% vesting on the first anniversary of the date of grant and the balance vesting monthly over the next four years.

(4)	This option vests over a five year term, with 20% vesting on the first anniversary of the date of grant and the balance vesting monthly over the next four years.
Option Exercises and Year-End Option Values
      The following table sets forth certain information concerning the number and value of unexercised options held by each of the Named Executive Officers on December 31, 2004. None of the Named Executive Officers exercised options or sold restricted stock during 2004.
Fiscal Year-End Option Values

	Number of Shares		Value of Unexercised
	Underlying Unexercised		In-the-Money Options
	Options at Fiscal Year End		at Fiscal Year End(1)

Name	Exercisable	Unexercisable	Exercisable	Unexercisable

Paul L. Ruflin	410,803	439,197	$5,311,682	$5,678,817
Russ J. Rudish	90,625	199,375	1,024,063	1,301,638
John Gomez	19,667	320,333	156,296	1,434,604
John S. Cooper	213,331	136,669	1,712,800	1,420,700
John Depierro	126,739	9,999	1,472,250	129,098

(1)	The last sale price of the Voting Common Stock as reported on the NASDAQ National Market on December 31, 2004 was $20.43. The values shown in this chart are based upon the difference between that price and the option exercise price.
Director Compensation
      In 2004 directors were reimbursed for any expenses incurred in connection with attendance at meetings of the Board of Directors or any committee of the Board of Directors. Commencing in June 2004, in addition to the reimbursement of the expenses described above, the non-employee directors, other than Mr. Fife or those affiliated with significant stockholders such as Mr. Denning and Mr. Kelly, started to receive an annual retainer of $35,000 per year that has been and will continue to be paid pro rata on a quarterly basis. Directors who are employees of Eclipsys have not received any additional remuneration for their service on the Board of Directors. As Chairman of the Board of Directors, Mr. Fife receives an annual retainer equal to $150,000 for his services. In addition, upon their appointment to the Board of Directors in June 2004, each of Mr. Crippen and Mr. Kangas were granted a nonstatutory stock option to purchase 50,000 shares of our Voting Common Stock at an exercise price of $13.53 per share, the fair market value on the date of grant.

Employment Contracts
      On April 29, 2005, our Board of Directors named Mr. Fife Chief Executive Officer and President, replacing Mr. Ruflin, who left Eclipsys. In connection with his appointment as Chief Executive Officer and President, we entered into an employment agreement with Mr. Fife on April 29, 2005. Pursuant to this agreement, we agreed to employ Mr. Fife as Chief Executive Officer and President at an initial annual salary of $750,000. Pursuant to the employment agreement, we or Mr. Fife can terminate Mr. Fife’s employment with us at any time. Mr. Fife also agreed not to solicit our employees or customers during his employment and for 12 months after the termination of his employment. In addition, separate from the employment agreement, Mr. Fife will continue to receive $150,000 in annual compensation as the Chairman of our Board of Directors.
      Also on April 29, 2005, we entered into a restricted stock agreement with Mr. Fife under our Amended and Restated 2000 Stock Incentive Plan. Pursuant to this restricted stock agreement, we sold Mr. Fife 100,000 shares of our common stock at a purchase price of $0.01 per share. Under the restricted stock agreement, we maintain the right to repurchase the unvested portion of these shares at the original purchase price upon the termination of the Business Relationship (as defined in the restricted stock agreement) between us and Mr. Fife. The shares vest over a two-year period, with 4.166% vesting each month.
      In connection with his separation from Eclipsys, Mr. Ruflin is entitled to the following severance benefits under his Amended and Restated Employment Agreement with us: (i) severance pay consisting of 18 months of his current base salary, which is $750,000, 150% of his target bonus for 2005, which is $250,000, and a pro rata portion of his 2005 target bonus based on the number of days in 2005 that he was employed by Eclipsys, payable over 18 months beginning on the first regular pay period after six months from the date of termination, (ii) continued life, group health and dental insurance benefits until the earlier of 18 months after his termination or such time as Mr. Ruflin is eligible to receive substantially similar benefits from another employer, and (iii) the acceleration of the vesting under his stock option and restricted stock grant so as to provide an additional 12 months of vesting.
      On February 18, 2002, Mr. Cooper joined Eclipsys as our Executive Vice President of Sales. Mr. Cooper’s annual base salary was increased to $375,000 effective March 2005. Under his employment arrangement, if Mr. Cooper’s employment is terminated other than for cause or on a voluntary basis, he is entitled to severance benefits equal to 18 months of his base pay, target bonus and benefits, together with continued vesting of his stock options for a period of twelve months from termination.
      On December 20, 2004, we entered into an employment agreement with John A. Adams. Pursuant to this agreement, we agreed to employ Mr. Adams as Executive Vice President and Chief Administrative Officer at an initial annual salary of $450,000. Mr. Adams’ initial target bonus is $200,000 for 2005, of which $100,000 is guaranteed. Mr. Adams also received (i) a one-time signing bonus of $140,000; (ii) an option grant of 400,000 shares of our Voting Common Stock; and (iii) a restricted stock grant of 100,000 shares of our Voting Common Stock. Under the agreement, Mr. Adams also receives an annual allowance of up to $25,000 per year for tax and estate planning. Pursuant to the employment agreement, Mr. Adams shall remain employed by us until his employment is terminated by either Mr. Adams or us. If Mr. Adams’ employment is terminated by us without cause or by Mr. Adams for good reason, each as defined in the agreement, he is entitled to severance benefits equal to his base salary for 18 months, a bonus equal to 150% of his target bonus on the date of termination, an additional 12 months of vesting of stock and options granted to him (to the extent the relevant option or stock grant agreement does not already provide a similar benefit) and continuation of life, health and dental benefits for 18 months (or until such time as Mr. Adams is covered by a similar program of another employer). If Mr. Adams’ employment is terminated by us or our successor without cause or by Mr. Adams for good reason within two years following a change in control of Eclipsys, we must pay Mr. Adams his base salary for 24 months and a bonus equal to 200% of his target bonus on the date of termination, and provide him with full vesting of all restricted stock awards and option grants and continuation of life, health and dental benefits for an additional 24 months or until such time as Mr. Adams is covered by a similar program of another employer. In addition, we agreed to pay Mr. Adams an additional “gross up” amount to cover any U.S. federal excise taxes he may owe on “excess parachute payments” with respect to any severance benefits he receives following a change in control of Eclipsys.

      Effective March 2005, we executed an employment agreement with Mr. Rudish. Under his employment agreement with us, Mr. Rudish will be paid a base annual salary of at least $450,000 per year, and will be eligible to receive an incentive bonus determined by the Board of Directors, with a target bonus of at least $200,000 for 2005. Under the agreement, Mr. Rudish also receives an annual allowance of up to $25,000 per year for tax and estate planning. Pursuant to the employment agreement, Mr. Rudish shall remain employed by us until his employment is terminated by either him or us. If Mr. Rudish’s employment is terminated by us without cause or by Mr. Rudish for good reason, each as defined in the agreement, he is entitled to severance benefits equal to his base salary for 18 months, a bonus equal to 150% of his target bonus on the date of termination, an additional 12 months of vesting of stock and options granted to him after the date of the employment agreement and continuation of life, health and dental benefits for 18 months (or until such time as Mr. Rudish is covered by a similar program of another employer). If Mr. Rudish’s employment is terminated by us or our successor without cause or by Mr. Rudish for good reason within two years following a change in control of Eclipsys, we must pay Mr. Rudish his base salary for 24 months and a bonus equal to 200% of his target bonus on the date of termination, and provide him with full vesting of all restricted stock awards and option grants and continuation of life, health and dental benefits for an additional 24 months or until such time as Mr. Rudish is covered by a similar program of another employer. In addition, we agreed to pay Mr. Rudish an additional “gross up” amount to cover any U.S. federal excise taxes he may owe on “excess parachute payments” with respect to any severance benefits he receives following a change in control of Eclipsys.
      Effective March 2005, we also executed an employment agreement with Mr. Gomez. Under his employment agreement with us, Mr. Gomez will be paid a base annual salary of at least $450,000 per year, and will be eligible to receive an incentive bonus determined by the Board of Directors, with a target bonus of at least $200,000 for 2005. Under the agreement, Mr. Gomez also receives an annual allowance of up to $25,000 per year for tax and estate planning. Pursuant to the employment agreement, Mr. Gomez shall remain employed by us until his employment is terminated by either him or us. If Mr. Gomez’ employment is terminated by us without cause or by Mr. Gomez for good reason, each as defined in the agreement, he is entitled to severance benefits equal to his base salary for 18 months, a bonus equal to 150% of his target bonus on the date of termination, an additional 12 months of vesting of stock and options granted to him after the date of the employment agreement and continuation of life, health and dental benefits for 18 months (or until such time as Mr. Gomez is covered by a similar program of another employer). If Mr. Gomez’ employment is terminated by us or our successor without cause or by Mr. Gomez for good reason within two years following a change in control of Eclipsys, we must pay Mr. Gomez his base salary for 24 months and a bonus equal to 200% of his target bonus on the date of termination, and provide him with full vesting of all restricted stock awards and option grants and continuation of life, health and dental benefits for an additional 24 months or until such time as Mr. Gomez is covered by a similar program of another employer. In addition, we agreed to pay Mr. Gomez an additional “gross up” amount to cover any U.S. federal excise taxes he may owe on “excess parachute payments” with respect to any severance benefits he receives following a change in control of Eclipsys.
Compensation Committee Interlocks and Insider Participation
      Messrs. Denning, Fife, Kangas and DiBona served during 2004 as members of the Executive Development and Compensation Committee. Mr. Kangas replaced Mr. DiBona on the committee in June 2004. On April 29, 2005, Mr. Crippen replaced Mr. Fife on the committee. None of Messrs. Denning, Kangas, Fife, Crippen or DiBona was at any time during 2004, or at any other time, an officer or employee of Eclipsys. No interlocking relationships exist between the Board of Directors or the Executive Development and Compensation Committee and the board of directors or the compensation committee of any other company, nor has any interlocking relationship existed in the past. See “Certain Relationships and Transactions” for a description of certain relationships and transactions between us and affiliates of Mr. Denning.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plans
      The following table provides information about the Voting Common Stock that may be issued under our existing equity compensation plans as of December 31, 2004.

	Number of Securities issued	Weighted Average exercise	Number of securities
	upon exercise of	price of outstanding	remaining available for future
	outstanding options,	options, warrants and	issuance under equity
	warrants and rights	rights	compensation plans

Equity compensation plans approved by security holders(1)	8,581,076	$10.82	479,968
Equity compensation plans not approved by security holders(2)	400,000	$19.96	—

Total	8,981,076	11.23	479,968

(1)	This table excludes an aggregate of 157,376 shares issuable upon the exercise of outstanding options assumed by Eclipsys in connection with various acquisitions. The weighted average price of the excluded options is $27.13.

(2)	This represents on option that was granted in 2004 without stockholder approval as an inducement grant related to the hiring of Mr. Adams as our chief administrative officer and executive vice president.
      On December 20, 2004, in connection with hiring Mr. Adams as our chief administrative officer and executive vice president, we granted Mr. Adams an option to purchase up to 400,000 shares of our Voting Common Stock at a purchase of $19.96 per share. This option was granted without stockholder approval as an inducement grant in accordance with NASDAQ Marketplace Rule 4350. This option vests over a five-year period, with 20% vesting on December 20, 2005 and monthly thereafter at the rate of 1.667% per month until December 20, 2009, provided that Mr. Adams remains employed by us at the end of each such period. The option terminates 90 days after the termination of the relationship between Mr. Adams and us, unless the termination is for cause (in which case the option may not be exercised) or is a result of the death or disability of Mr. Adams (in which case the option terminates 180 days after the date of termination). Unless exercised or terminated earlier, the option expires after 10 years from the date of grant. In the event Mr. Adams’s employment is terminated by us without cause or by Mr. Adams for good reason, the vesting schedule of the options will accelerate by 12 months. Further, as provided in Mr. Adams’ employment agreement, in the event Mr. Adams’s employment is terminated by us or any successor without cause or by Mr. Adams for good reason within two years following a change in control, the options will immediately vest in full.
      Also on December 20, 2004, we granted Mr. Adams the right to purchase 100,000 shares of our Voting Common Stock at a purchase price of $0.01 per share. This restricted stock award was made without stockholder approval as an inducement grant in accordance with NASDAQ Marketplace Rule 4350. We maintain the right to repurchase the unvested portion of these shares at the original purchase price upon the termination of the relationship between Mr. Adams and us. The shares vest over a five-year period, with 20% vesting on December 20, 2005 and 1.667% vesting each month thereafter until December 20, 2009, provided that Mr. Adams remains employed by us at the end of each such period. In the event Mr. Adams’ employment is terminated by us without cause or by Mr. Adams for good reason, the vesting schedule for the shares will accelerate by 12 months. Further, as provided in Mr. Adams’ employment agreement, in the event Mr. Adams’ employment is terminated by us or any successor without cause or by Mr. Adams for good reason within two years following a change in control, the shares will immediately vest in full.
Beneficial Ownership of Voting Common Stock
      The following table sets forth certain information regarding the beneficial ownership of our Voting Common Stock as of April 25, 2005 by (i) each person or entity who is known by us to beneficially own more than 5% of the outstanding shares of Voting Common Stock; (ii) each director or nominee for director; (iii) each of the executive officers named in the Summary Compensation Table set forth under the caption “Executive Compensation” above; and (iv) all directors and executive officers as a group. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares such power with his or her spouse) with respect to all shares of capital stock listed as owned by such person or entity. We have no outstanding shares of Non-Voting Common Stock.
      Except as set forth herein, the business address of the named beneficial owner is c/o Eclipsys Corporation, 1750 Clint Moore Road, Boca Raton, Florida 33487.

	Number of Shares	Percentage
Name and Address of Beneficial Owner	Beneficially Owned(1)	Owned(%)

Investment entities affiliated with General Atlantic LLC(2)	7,744,556	16.34%
c/o General Atlantic Service Corporation
3 Pickwick Plaza
Greenwich, CT 06830
Thornburg Investment Management, Inc.(3)	3,462,667	7.31
119 East Marcy Street
Santa Fe, NM 87501
Kern Capital Management LLC(4)	3,053,700	6.44
114 West 47th Street
New York, NY 10036-1510
TCW Asset Management(5)	2,597,732	5.48
865 South Figueroa Street
Los Angeles, California 90017
John S. Cooper(6)	257,499	*
Dan L. Crippen(7)	16,667	*
Steven A. Denning(8)	7,778,889	16.40
John Depierro(9)	137,294	*
Eugene V. Fife(10)	171,482	*
John Gomez(11)	152,043	*
Edward A. Kangas(12)	26,667	*
Braden R. Kelly(13)	7,779,973	16.40
Jay B. Pieper(14)	884,290	1.86
Russ J. Rudish(15)	209,375	*
Paul L. Ruflin(16)	649,008	1.36
All executive officers and directors as a group (14 Persons)(17)	10,747,071	21.94

*	Less than 1%.

(1)	The number of shares beneficially owned by each stockholder is determined under rules promulgated by the Securities and Exchange Commission, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power or investment power and any shares as to which the individual or entity has the right to acquire beneficial ownership within 60 days after April 25, 2005 through the exercise of any stock option, warrant or other right. The inclusion herein of such shares, however, does not constitute an admission that the named stockholder is a direct or indirect beneficial owner of such shares.

(2)	Consists of 788,687 shares owned by General Atlantic Partners 74, L.P. (“GAP 74”), 403,883 shares owned by General Atlantic Partners 48, L.P. (“GAP 48”), 504,674 shares owned by General Atlantic Partners 47, L.P. (“GAP 47”), 3,708,594 shares owned by General Atlantic Partners 38, L.P. (“GAP 38”), 1,052,661 shares owned by General Atlantic Partners 28, L.P. (“GAP 28”), 60,000 shares owned by GapStar, LLC (“GapStar”), 1,114,744 shares owned by GAP Coinvestment Partners, L.P. (“GAPCO”), 109,854 shares owned by GAP Coinvestment Partners II, L.P. (“GAPCO II”) and 1,459 shares owned by GAPCO GmbH & Co. KG (“KG”). GAPCO Management GmbH (“Manage-

ment GmbH”) is the general partner of KG. Steven A. Denning is the Chairman and a Managing Director, and Braden R. Kelly is a Managing Director, of General Atlantic LLC (“GA LLC”), and each of Mr. Denning and Mr. Kelly is a general partner of each of GAPCO and GAPCO II. GA LLC is the general partner of GAP 28, GAP 38, GAP 47, GAP 48 and GAP 74. GA LLC is also the sole member of GapStar. The general partners of GAPCO and GAPCO II are Managing Directors of GA LLC. The Managing Directors of GA LLC are authorized to and empowered to vote and dispose of the securities owned by KG. GAP 28, GAP 38, GAP 47, GAP 48, GAP 74 and GapStar, GA LLC, GAPCO, GAPCO II, KG and Management GmbH are a “group” within the meaning of Rule 13d-5 of the Securities Exchange Act of 1934, as amended. Each of Mr. Denning and Mr. Kelly disclaims a beneficial ownership of all of such shares of Voting Common Stock.

(3)	This information was derived from the Schedule 13G filed by Thornburg Investment Management, Inc. with the Securities and Exchange Commission on February 15, 2005.

(4)	This information was derived from the Schedule 13G/ A filed by Kern Capital Management LLC with the Securities and Exchange Commission on February 14, 2005.

(5)	This information was derived from the Schedule 13G filed by TCW Group, Inc. with the Securities and Exchange Commission on February 14, 2005.

(6)	Consists entirely of shares issuable upon the exercise of stock options that are exercisable within 60 days of April 25, 2005.

(7)	Consists entirely of shares issuable upon the exercise of stock options that are exercisable within 60 days of April 25, 2005.

(8)	Consists of 34,333 shares issuable upon the exercise of stock options that are exercisable within 60 days of April 25, 2005, and 7,744,556 shares of Voting Common Stock described in footnote (2) above.

(9)	Consists entirely of shares that are issuable upon the exercise of stock options that are exercisable within 60 days of April 25, 2005.

(10)	Includes 103,082 shares issuable upon the exercise of stock options that are exercisable within 60 days of April 25, 2005, 65,000 shares held by a revocable trust of which Mr. Fife is the settlor and trustee, 1,700 shares owned by Mr. Fife’s son and 1,700 shares owned by Mr. Fife’s daughter.

(11)	Includes 51,667 shares issuable upon the exercise of stock options that are exercisable within 60 days of April 25, 2005.

(12)	Consists entirely of shares issuable upon the exercise of stock options that are exercisable within 60 days of April 25, 2005.

(13)	Consists of 35,417 shares issuable upon the exercise of stock options that are exercisable within 60 days of April 25, 2005, and 7,744,556 shares of Voting Common Stock described in footnote (2) above.

(14)	Consists of 51,000 shares issuable upon the exercise of stock options that are exercisable within 60 days of April 25, 2005, and 833,290 shares held by Partners HealthCare System, Inc. (“Partners”). Mr. Pieper is a Vice President of Partners. Mr. Pieper disclaims beneficial ownership of the shares held by Partners and their inclusion herein shall not be deemed an admission of beneficial ownership.

(15)	Consists entirely of shares issuable upon the exercise of stock options that are exercisable within 60 days of April 25, 2005.

(16)	Includes 495,803 shares issuable upon the exercise of stock options that are exercisable within 60 days of April 25, 2005.

(17)	Includes the amounts described in footnotes (2) and (6) through (16) above, 136,108 shares held by other executive officers and 292,332 shares issuable upon the exercise of stock options that are exercisable within 60 days of April 25, 2005 held by other executive officers.

Item 13.	Certain Relationships and Related Transactions
      We have a license agreement with Partners HealthCare System, Inc. (“Partners”). Partners was not affiliated with us at the time of negotiation of the license. Jay Pieper, a director of Eclipsys, is Vice President of Corporate Development and Treasury Affairs for Partners. Under the terms of this license, we may develop, commercialize, distribute and support certain technology and license it, as well as sell related services, to other healthcare providers and hospitals throughout the world (with the exception of the Boston, Massachusetts metropolitan area). No royalties are payable by us pursuant to the license with Partners. We are obligated to offer to Partners and certain of its affiliates a license for internal use, granted on most favored customer terms, to all new software applications developed by us, whether or not derived from the licensed technology, and major architectural changes to the licensed technology. Partners and certain of its affiliates are also entitled to receive internal use licenses, also granted on most favored customer terms, for any changes to any module or application included in the licensed technology requiring at least one person-year of technical effort. Additionally, as part of the agreement, we have previously provided development services to Partners related to commercializing its intellectual property. No fees were paid to us for development services in 2004. In 2001, Partners entered into a contract with us for the license of a new software application and related professional services. This new software application consisted of an upgrade to an existing software application that Partners had licensed from Transition Systems, Inc. (“Transition”), an entity that we acquired in December 1998. Under this new contract, Partners paid us $691,000 in 2004. As of December 31, 2004, Partners owed us $403,000 related to this new contract. Partners was not affiliated with us at the time of the negotiation of the original Partners license from Transition.
      During July 1999, we invested in HEALTHvision, Inc. (“HEALTHvision”), a Dallas-based, privately held Internet healthcare company. Mr. Kelly, a member of our Board of Directors, serves on the board of directors of HEALTHvision. We beneficially own common stock of HEALTHvision representing approximately 27.8% of its outstanding common stock on a fully diluted basis. Investment entities affiliated with General Atlantic LLC beneficially own shares of preferred stock and warrants to purchase preferred stock and common stock of HEALTHvision representing approximately 29.4% of its outstanding stock on a fully diluted basis. Messrs. Denning and Kelly, each a member of our Board of Directors, are managing members of General Atlantic LLC. In addition, two of our officers, Messrs. Robert J. Colletti and John Depierro, own shares of preferred stock, warrants to purchase preferred stock or stock options of HEALTHvision, representing less than 1% of its outstanding stock in each case and in the aggregate on a fully diluted basis.
      In 1999, we entered into an agreement with HEALTHvision under which both organizations agreed to jointly market products and services to their customers. In late 2003, we mutually agreed with HEALTHvision to terminate the joint marketing provisions of our agreement. Under the remaining provisions of this agreement, we paid HEALTHvision approximately $2.1 million during 2004 for the sale of our products and services, and owed HEALTHvision approximately $800,000 as of December 31, 2004. Also, during 2004, we earned revenues from HEALTHvision approximately $1.1 million for remote hosting and other related services and had accounts receivable due from HEALTHvision of approximately $300,000 at December 31, 2004.
      Eclipsys has adopted a policy that all transactions between us and our executive officers, directors and affiliates must (i) be on terms no less favorable to Eclipsys than could be obtained from unaffiliated third parties; and (ii) be approved by a majority of the members of the Board of Directors and by a majority of the disinterested members of the Board of Directors.
      For disclosure regarding compensation of the members of our board of directors and employment agreements with our executive officers, see the headings “Director Compensation” and “Employment Contracts” in Item 11, above.

Item 14.	Principal Accountant Fees and Services

Independent Auditor’s Fees
      The following table summarizes the fees of PricewaterhouseCoopers LLP, our registered public accounting firm, billed to us for each of the last two fiscal years for audit services and billed to us in each of the last two fiscal years:

Fee Category	2003	2004

Audit Fees(1)	$714,870	$960,798
Audit-Related Fees(2)	59,825	103,300
Tax Fees(3)	44,717	19,690
All Other Fees(4)	1,400	6,500

Total Fees	$821,012	$1,090,288

(1)	Audit fees consist of fees for the audit of our financial statements, the audit of our internal control over financial reporting, the review of the interim financial statements included in our quarterly reports on Form 10-Q, and other professional services provided in connection with statutory and regulatory filings or engagements.

(2)	Audit-related fees consist of fees for assurance and related services that are reasonably related to the performance of the audit and the review of our financial statements and which are not reported under “Audit Fees.” These services relate to compliance with Section 404 of the Sarbanes-Oxley Act; due diligence related to mergers and acquisitions, accounting consultations and audits in connection with acquisitions, internal control reviews, attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.

(3)	Tax fees consist of fees for tax compliance, tax advice and tax planning services. Tax compliance services, which relate to the review of the consolidated federal income returns, the review of applicable income tax provisions and foreign tax issues, accounted for $34,945 of the total tax fees paid in 2003 and $18,000 in 2004. Tax advice and tax planning services accounted for $9,543 of the total tax fees paid in 2003 and $1,690 in 2004.

(4)	All other fees for 2003 consisted entirely of services related to renewal of our accounting research software license. All other fees for 2004 consisted of $1,500 related to renewal of our accounting research software license and $5,000 related to regulatory compliance.
Pre-Approval Policy and Procedures
      The Audit Committee has adopted policies and procedures relating to the approval of all audit and non-audit services that are to be performed by our independent auditor. This policy generally provides that we will not engage our independent auditor to render audit or non-audit services unless the service is specifically approved in advance by the Audit Committee or the engagement is entered into pursuant to one of the pre-approval procedures described below.
      From time to time, the Audit Committee may pre-approve specified types of services that are expected to be provided to us by our independent auditor during the next 12 months. Any such pre-approval is detailed as to the particular service or type of services to be provided and is also generally subject to a maximum dollar amount.

Item 15.	Exhibits and Financial Statement Schedules

(b) The following exhibits are included in this report:

Exhibit No.		Description

3	.1(2)	Third Amended and Restated Certificate of Incorporation of the Registrant

Exhibit No.		Description

3	.2(1)	Third Amended and Restated Bylaws of the Registrant

3	.3(3)	Certificate of Designation of Series A Junior Participating Preferred

4	.1(1)	Specimen certificate for shares of Common Stock

4	.2(3)	Rights Agreement, dated July 26, 2000, by and between Eclipsys Corporation and Fleet National Bank, as Rights Agent

10	.1(1)	Second Amended and Restated Registration Rights Agreement

10	.2(1)	Information Systems Technology License Agreement, dated as of May 3, 1996, by and among Partners Healthcare System, Inc. and Integrated Healthcare Solutions, Inc.

10	.3(1)	1996 Stock Plan

10	.4(4)	Amended and Restated 1998 Employee Stock Incentive Plan

10	.5(4)	Second Amended and Restated 1998 Employee Stock Purchase Plan

10	.6(8)	First Amendment to the Second Amended and Restated 1998 Employee Stock Purchase Plan

10	.7(8)	Form of Indemnification Agreement between Eclipsys Corporation and each non-employee directors

10	.8(5)	Amendment No. 1 to the Amended and Restated 2000 Stock Incentive Plan

10	.9(4)	Amended and Restated 1999 Stock Incentive Plan, as amended

10	.10(4)	Amended and Restated 2000 Stock Incentive Plan

10	.11(9)	Amended and Restated Employment Agreement, effective as of March 15, 2005, between the Registrant and Paul L. Ruflin

10	.12(5)	Agreement between the Registrant and Mr. Harvey J. Wilson, dated January 24, 2003

10	.13(5)	Consulting Agreement between the Registrant and Mr. Harvey J. Wilson, dated January 24, 2003

10	.14(5)	Agreement between the Registrant and Mr. John S. Cooper, dated February 2, 2002

10	.19(6)	Restricted Stock Agreement between the Registrant and John A. Adams, dated December 20, 2004

10	.20(6)	Non-Qualified Stock Option Agreement between the Registrant and John A. Adams, dated December 20, 2004

10	.21(6)	Employment Agreement between the Registrant and John A. Adams, dated December 20, 2004

10	.22(7)	Form of Incentive and/or Non-Qualified Stock Option Agreement under the Amended and Restated 2000 Stock Incentive Plan, as amended

10	.23(9)	Template 2005 Bonus Program Individual Summary Sheet for Non-Sales Executives

10	.24(9)	Template 2005 Bonus Program Individual Summary Sheet for Senior Sales Executives

10	.25(9)	Employment Agreement, effective as of March 15, 2005, by and between the Registrant and John P. Gomez

10	.26(9)	Employment Agreement, effective as of March 15, 2005, by and between the Registrant and Russ Rudish

21	(10)	Subsidiaries of the Registrant

23	*	Consent of PricewaterhouseCoopers LLP

31	.1*	Certification of Paul L. Ruflin

31	.2*	Certification of Robert J. Colletti

31.3		Certification of Eugene V. Fife

31.4		Certification of Robert J. Colletti

32	.1*	Certification Pursuant to 18 U.S.C. 1350

32	.2*	Certification Pursuant to 18 U.S.C. 1350

*	Previously filed

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-50781)

(2)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 000-24539)

(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated August 8, 2000 (File No. 000-24539)

(4)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 000-24539)

(5)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (File No. 000-24539)

(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 23, 2004 (File No. 000-24539)

(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 1, 2004 (File No. 000-24539)

(8)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on March 15, 2004 (File No. 000-24539)

(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 7, 2005 (File No. 000-24539)

(10)	Incorporated by reference to Exhibit 21 of the Registrant’s Annual Report on Form 10-K filed March 25, 2002 (File No. 000-24539)

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ECLIPSYS CORPORATION

By:	/s/ Eugene V. Fife Eugene V. Fife	Chief Executive Officer, (Principal Executive Officer)	May 2, 2005