Form 10-Q
period 2005-03-31
ECLIPSYS CORP
filed 2005-05-10
CIK 1034088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Shares outstanding as of May 3, 2005

Common Stock, $.01 par value	47,907,885

ECLIPSYS CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2005

PART I.

ITEM 1.

ECLIPSYS CORPORATION
Condensed Consolidated Balance Sheets - (Unaudited)
(In thousands, except share and per share amounts)

	March 31,	December 31,
	2005	2004
Assets
Current Assets:
Cash and cash equivalents	$69,344	$122,031
Marketable securities	36,860	—
Accounts receivable, net of allowance for doubtful accounts of $4,559 and $4,952 at March 31, 2005 and December 31, 2004, respectively	59,064	64,862
Inventory	1,564	1,644
Prepaid expenses	16,425	14,495
Other current assets	2,605	1,091

Total current assets	185,862	204,123

Property and equipment, net	35,676	35,002
Capitalized software development costs, net	32,994	29,819
Goodwill	2,863	2,863
Acquired technology and intangible assets, net	4,390	4,690
Other assets	22,945	14,923

Total assets	$284,730	$291,420

Liabilities and Stockholders’ Equity
Current liabilities:
Deferred revenue	$107,234	$106,804
Accounts payable	11,235	21,945
Accrued compensation costs	14,003	12,738
Other current liabilities	15,669	10,642

Total current liabilities	148,141	152,129

Deferred revenue	17,741	15,892

Other long-term liabilities	538	122

Stockholders’ Equity:
Common stock	474	472
Additional paid-in capital	432,650	429,001
Unearned stock compensation	(7,179)	(5,641)
Accumulated deficit	(307,504)	(300,343)
Accumulated other comprehensive income	(131)	(212)

Total stockholders’ equity	118,310	123,277

Total liabilities and stockholders’ equity	$284,730	$291,420

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ECLIPSYS CORPORATION

Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2005	2004
REVENUES
Systems and services	$83,128	$61,807
Hardware	1,307	6,577

TOTAL REVENUES	84,435	68,384

COSTS AND EXPENSES
Cost of systems and services revenues	52,265	39,338
Cost of hardware revenues	1,101	5,634
Sales and marketing	18,176	15,941
Research and development	12,576	14,738
General and administrative	4,356	3,169
Depreciation and amortization	3,683	3,081

TOTAL COSTS AND EXPENSES	92,157	81,901

LOSS FROM OPERATIONS	(7,722)	(13,517)

Interest income, net	561	454

LOSS BEFORE INCOME TAXES	(7,161)	(13,063)

Provision for income taxes	—	—

NET LOSS	$(7,161)	$(13,063)

BASIC NET LOSS PER COMMON SHARE	$(0.15)	$(0.28)

DILUTED NET LOSS PER COMMON SHARE	$(0.15)	$(0.28)

BASIC WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	47,323	46,115

DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	47,323	46,115

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements .

ECLIPSYS CORPORATION

Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Three Months Ended March 31,
	2005	2004
Operating activities:

Net loss	$(7,161)	$(13,063)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,806	6,025
Provision for bad debts	450	550
Stock compensation expense	416	56
Changes in operating assets and liabilities:
Accounts receivable	5,348	4,880
Inventory	80	(1,169)
Other current assets	(3,444)	2,173
Other assets	(8,825)	(1,991)
Deferred revenue	2,279	(2,758)
Accrued compensation costs	1,265	(4,033)
Other current liabilities	(5,683)	333
Other long-term liabilities	416	(532)

Total adjustments	108	3,534

Net cash used in operating activities	(7,053)	(9,529)

Investing activities:
Purchases of property and equipment	(4,125)	(4,018)
Purchases of marketable securities	(138,018)	(84,015)
Proceeds from sales of marketable securities	101,158	43,207
Capitalized software development costs	(6,427)	(4,638)
Cash paid for acquisition	—	(2,500)

Net cash used in investing activities	(47,412)	(51,964)

Financing activities:
Exercise of stock options	1,697	2,417
Employee stock purchase plan	—	782

Net cash provided by financing activities	1,697	3,199

Effect of exchange rates on cash and cash equivalents	81	(11)

Net decrease in cash and cash equivalents	(52,687)	(58,305)

Cash and cash equivalents — beginning of period	122,031	151,683

Cash and cash equivalents — end of period	$69,344	$93,378

Supplemental disclosures
Non-cash investing activities:
Issuance of shares for acquisition	—	$2,500

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

     The results of operations for the three months ended March 31, 2005 are not necessarily indicative of annual results. The Company manages its business as one reportable segment.

     The unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and the notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 that was filed with the SEC on March 16, 2005.

     Certain prior period amounts have been reclassified to conform to the 2005 presentation.

2.	ACQUISITIONS

     In March 2004, we acquired CPM Resource Center, Ltd., or CPMRC. CPMRC provides consulting services and clinical content designed principally to improve and enhance the care process primarily related to the workflow of nurses and interdisciplinary healthcare professionals. CPMRC’s evidence-based content and practice guidelines have been incorporated into our current releases of SunriseXA software. We paid $2.5 million in cash and issued 184,202 shares of common stock for CPMRC, for a total consideration of $5.0 million. The prior owner of CPMRC may earn up to an additional $12.5 million over the next 5-year period based on future operating results, the consideration will be payable half in cash and half in shares of our common stock. The number of shares of the common stock to be issued, if any, will be based upon the average of the last reported sale prices of our common stock on the NASDAQ National Market for the five consecutive trading days ending on the trading day that is one day prior to the date on which the earn-out consideration is paid. The operating results of CPMRC have been combined with those of the Eclipsys since the date of acquisition. We did not present unaudited pro forma results of operations of Eclipsys and CPMRC for the three months ended March 31, 2004 because our pro forma results for this period would not be materially different from our actual results.

     As a result of the CPMRC acquisition, we recorded approximately $2.4 million in non-amortizable goodwill and $3.2 million in amortizable intangible assets. Amortizable intangible assets include customer relationships and intellectual property, and are being amortized over seven-and five-year periods, respectively, which we believe approximates the expected utility of these assets. The non-amortizable goodwill is not tax deductible. The non-amortizable goodwill reflects approximately $700,000 of incremental consideration that the prior owner earned in 2004 as part of the earn-out provisions of the agreement. All consideration paid under the earn-out provisions of the agreement will be recorded as non-amortizable goodwill.

     In December of 2004, we acquired eSys Medical Inc. (eSys). eSys develops and markets radiology information systems (RIS). We paid $2.3 million in cash consideration for the eSys acquisition. Under the terms of the transaction, the prior owners of eSys may earn up to an additional $2.5 million of future consideration. This consideration may be earned during the next eighteen months related to certain milestones in connection with future development efforts of the acquired technology. This future consideration, if earned, will be paid in cash (25%) and our common stock (75%). Additionally, the agreement contains an earn-out provision in which the prior owners can earn up to an additional $5.0 million in future consideration based on sales of the acquired technology over the next five years, payable in shares of our common stock. The number of shares of our common stock issued as earn-out consideration will be based on the average closing prices of our common stock on the NASDAQ National Market for the calendar quarter preceding the payment of the earn-out consideration.

     As a result of the eSys acquisition, we recorded approximately $2.0 million in amortizable intangible assets. These amortizable intangible assets include customer relationships ($1.1 million) and acquired technology ($914,000), which are being amortized over five-and three-year periods, respectively. We believe these amortization periods reflect the estimated expected utility of these assets. The operating results of eSys have been combined with those of Eclipsys since the date of acquisition. We did not present unaudited pro forma results of operations of Eclipsys and eSys for the three months ended March 31, 2004 because our pro forma results for this period would not be materially different from our actual results. The majority of future consideration, if earned, will be recorded as non-amortizable goodwill.

     With respect to the acquisitions of CPMRC and eSys, we assigned the total purchase price to the net assets and liabilities of the businesses, with any remaining amount assigned to goodwill. The value assigned to the identifiable intangible assets was based on an analysis as of the date of acquisitions.

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

     The Company has adopted the disclosure-only provisions of SFAS 123. Had compensation cost for the Company’s stock option grants described above been determined based on the fair value at the grant date of the respective awards, consistent with the provisions of SFAS 123, the Company’s net loss and loss per share would have been the pro forma amounts indicated below for the three month periods ended March 31, (in thousands, except per share data):

	Three Months Ended March 31,
	2005	2004
Net loss:
As reported	$(7,161)	$(13,063)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	416	56
Deduct: Total stock-based compensation expense determined under fair value based method for all awards	(2,416)	(2,813)

Pro forma	(9,161)	(15,820)
Basic net loss per share:
As reported	(0.15)	(0.28)
Pro forma	(0.19)	(0.34)
Diluted net loss per share:
As reported	(0.15)	(0.28)
Pro forma	(0.19)	(0.34)

4.	MARKETABLE SECURITIES

     Marketable securities consist of funds that are highly liquid and are classified as available-for-sale. Marketable securities are recorded at fair value, and unrealized gains and losses are recorded as a component of other comprehensive income.

	March 31,	December 31,
	2005	2004
Security Type (in thousands)
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	$7,100	$—
Debt securities issued by states of the United States and political subdivisions of the states	27,150	—

Total	$34,250	$—

As of March 31, 2005, all marketable securities except for the auction rate securities have a maturity of less than 1 year. Action rate securities held of $2.6 million at March 31, 2005 have an underlying maturity of greater than ten years, but typically have an interest rate reset feature of every 30 days where the Company can sell and/or reset the interest rate on the security. At March 31, 2005, the Company believes that these investments are considered a part of the Company’s working capital and are appropriately classified as current assets.

5.	ACCOUNTS RECEIVABLE
Accounts receivable was comprised of the following (in thousands):

Accounts receivable was comprised of the following (in thousands):

	March 31,	December 31,
	2005	2004
Accounts Receivable:
Accounts receivable, net	$46,314	$53,698
Unbilled accounts receivable, net	12,750	11,164

Total accounts receivable, net	$59,064	$64,862

     The non-current portion of unbilled accounts receivable is included in other assets and was $1.0 million as of March 31, 2005 and $1.1 million as of December 31, 2004.

6.	WARRANTY RESERVE

     The agreements that we use to license our software to our customers includes a limited warranty. The warranty provides that the product, in its unaltered form, will perform substantially in accordance with the related documentation. Through September 30, 2003, Eclipsys had not incurred any material warranty costs related to its products. Due to the response time issues that we identified during the fourth quarter of 2003, we recorded provisions related to warranty costs of $4.6 million through March 31, 2005. Warranty costs are charged to cost of systems and services revenues when they are probable and reasonably estimable. A summary of the activity in our warranty reserve was as follows (in thousands):

	March 31,	December, 31
	2005	2004
Beginning Balance	$2,057	$4,400
Provision for warranty	—	450
Provision reduction	—	(252)
Warranty utilized	(245)	(2,541)

Ending Balance	$1,812	$2,057

7.	GOODWILL AND OTHER INTANGILBE ASSETS

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

     The gross and net amounts for acquired technology, goodwill, and intangible assets consisted of the following (in thousands):

	March 31,	December 31,
	2005	2004
Amounts subject to amortization:
Acquired technology	$914	$914
Ongoing customer relationships	4,335	4,335

Gross intangibles	$5,249	$5,249
Accumulated amortization	(859)	(559)

Net acquired technology and other intangibles	$4,390	$4,690

Amounts not subject to amortization:
Goodwill	$2,863	2,863

8.	OTHER COMPREHENSIVE LOSS

     The components of other comprehensive loss were as follows (in thousands):

	Three Months Ended March 31,
	2005	2004
Net Loss	$(7,161)	$(13,063)
Reclassification adjustment for realized loss included in net earnings	—	—
Unrealized loss on available-for-sale marketable securities arising during the period	—	—
Foreign currency translation adjustment	81	(11)

Other comprehensive loss	$(7,080)	$(13,074)

9.	NEW ACCOUNTING PRONOUNCEMENTS

     On December 16, 2004, the FASB issued SFAS No. 123R, Share-Based Payment, (SFAS 123R) which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123). Statement 123R supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. SFAS 123R requires all share-based payments to employees to be recognized in the income statement over the corresponding service period based on their grant date fair values and also requires an estimation of forfeitures when calculating compensation expense. The Company must adopt SFAS 123R no later than January 1, 2006. SFAS 123R permits public companies to adopt its requirements using one of three methods: the modified prospective method, the modified retrospective method, or the modified retrospective method to all prior years for which SFAS 123 was effective. The Company has not yet determined which adoption method it will utilize and has not yet determined the effect of adopting, SFAS 123R on its results of operations

10.	LEGAL ACTION

     We are involved in litigation incidental to our business from time to time. In the opinion of management, after consultation with legal counsel, the ultimate outcome of such litigation will not have a material adverse effect on our financial position, results of operations or cash flows.

11.	SUBSEQUENT EVENTS

     On April 29, 2005, the Company announced that Eugene V. Fife, the Company’s Chairman of the Board of Directors, had been named interim Chief Executive Officer and President, replacing Paul L. Ruflin who has left the Company. Mr. Fife will also continue to serve as the Chairman of the Company’s Board of Directors. The Company also announced that it had initiated a search for a new, long-term Chief Executive Officer.

     In connection with his appointment as interim Chief Executive Officer, the Company entered into an employment agreement with Mr. Fife on April 29, 2005. Pursuant to this agreement, the Company agreed to employ Mr. Fife as interim Chief Executive Officer and President at an initial annual salary of $750,000. Pursuant to the employment agreement, the Company or Mr. Fife can terminate Mr. Fife’s employment with the Company at any time. Mr. Fife also agreed not to solicit the Company’s employees or customers during his employment and for 12 months after the termination of his employment. In addition, separate from the employment agreement, Mr. Fife will continue to receive $150,000 in annual compensation as the Chairman of the Company’s Board of Directors.

     Also on April 29, 2005, the Company entered into a restricted stock agreement (the “Restricted Stock Agreement”) with Mr. Fife under the Company’s Amended and Restated 2000 Stock Incentive Plan. Pursuant to the Restricted Stock Agreement, the Company sold Mr. Fife 100,000 shares of the common stock of the Registrant at a purchase price of $0.01 per share. Under the Restricted Stock Agreement, the Company maintains the right to repurchase the unvested portion of these shares at the original purchase price upon the termination of the Business Relationship (as defined in the Restricted Stock Agreement) between the Company and Mr. Fife. The shares vest over a two-year period, with 4.166% vesting each month.

     In connection with his separation from the Company, Paul L. Ruflin is entitled to the following severance benefits under his Amended and Restated Employment Agreement with the Company: (i) severance pay consisting of 18 months of his current base salary, which is $750,000, 150% of his target bonus for 2005, which is $250,000, and a pro rata portion of his 2005 target bonus based on the number of days in 2005 that he was employed by the Company, payable over 18 months beginning on the first regular pay period after six months from the date of termination, (ii) continued life, group health and dental insurance benefits until the earlier of 18 months after his termination or such time as Mr. Ruflin is eligible to receive substantially similar benefits from another employer, and (iii) the acceleration of the vesting under his stock option and restricted stock grant so as to provide an additional 12 months of vesting.

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

Executive Overview

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

Background

     We were founded in December 1995, we initially grew through a series of strategic acquisitions completed through 1999. Our acquisitions were focused on acquiring strong customer bases and advanced software pertaining to the healthcare industry.

     In addition to these acquisitions, in 1996 we licensed certain intellectual property on an exclusive basis from Partners HealthCare System, Inc., or Partners. This intellectual property related to clinical workflows including order management and clinical decision support. The Partners technology has been incorporated within our product offerings.

     In March 2004, we acquired CPM Resource Center, Ltd., or CPMRC. CPMRC provides consulting services and clinical content designed principally to improve and enhance the care process primarily related to the workflow of nurses and interdisciplinary healthcare professionals who provide the majority of hands-on care at the point of service. CPMRC’s evidence-based content and practice guidelines have been incorporated into the current release of our SunriseXA software. We paid $2.5 million in cash and issued 184,202 shares of common stock for CPMRC, for a total consideration of $5.0 million. Additionally, the prior owner of CPMRC may earn up to an additional $12.5 million, payable in our common stock and cash, over the 5 years following the acquisition based on future operating results.

     In December of 2004, we acquired eSys Medical Inc. (eSys). eSys develops and markets radiology information systems, or RIS. We believe eSys’ RIS will enhance our diagnostic imaging solution and extend our clinical workflow solutions in radiology. We paid $2.3 million in cash consideration for the eSys acquisition. Under the terms of the transaction, the prior owners of eSys may earn up to an additional $2.5 million of future consideration. This consideration may be earned during the eighteen months following the acquisition, based on the attainment of specified milestones in connection with future development efforts of the acquired technology. This future consideration, if earned, will be paid in cash (25%) and our common stock (75%). Additionally, the agreement contains an earn-out provision in which the prior owners can earn up to an additional $5 million in future consideration based on sales of the acquired technology over the next five years.

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

     In October 2003, we identified and announced response time issues within components of SunriseXA. Although some of our SunriseXA software components had been implemented in and were working at some customer sites, we determined that the software did not produce acceptable response times for complex, high-volume hospital environments. To address the issue, we implemented a strategy that was designed to allow SunriseXA customers to continue their deployment of SunriseXA which would, at the same time, allow us to continue the development of advanced SunriseXA solutions. This strategy replaced the affected SunriseXA components with components from our SCM product, which is our prior generation, core clinical product. The response time issue resulted in a product delivery delay for some of our advanced SunriseXA functionality. The announcement of these issues also impacted the implementation schedules for a number of our customers. As previously disclosed, this announcement had an adverse effect on our sales for 2004.

     In connection with this issue, we recorded a $1.2 million write-down of capitalized software development costs to net realizable value for some SunriseXA components in the third quarter of 2003. The write-down was included in the cost of systems and services revenues. Also, we believe that the correction of the response time issue is covered by the warranties that we provide to our customers. We intend to continue to remediate the problem for our customers. Accordingly, we have recorded provisions related to warranty costs of $4.6 million through March 31, 2005. These provisions reflect our estimate of warranty-related costs that includes, among other things, implementation and third-party costs for affected customers. Warranty costs are charged to cost of systems and services revenues when they are probable and reasonably estimable. Through March 31, 2005, we had expended approximately $2.8 million in warranty costs related to remediation of the response time issue. As of March 31, 2005, the warranty reserve balance was $1.8 million. Professional services revenues have been, and we believe will continue to be, negatively affected as we utilize resources to fulfill these obligations.

     In June 2004, we released Sunrise Clinical Manager 3.5 XA and in March 2005 we released Sunrise Clinical Manager 4.0 XA. The general availability of these releases fulfilled key deliverables expected by our customers in connection with the SunriseXA response time issue. These releases were consistent with our strategy and contained enhanced functionality as planned.

Operational Initiatives

     During 2001, our management made two strategic decisions that significantly impacted our operating results. First, we substantially increased our gross research and development spending, which includes research and development expenses and capitalized software development costs. This decision was made to enable us to bring components of our SunriseXA product line to market more rapidly. Second, we invested heavily in sales and marketing to enhance market awareness surrounding Eclipsys and its products and services. We did this to capitalize on perceived market demand for our products and services. Additionally, in 2002, we moved aggressively to change our contracting model, offering our customers payment terms which are more evenly distributed over the term of the contract compared to our historical licensing model, in which software license fees were paid in advance. We did this to meet the needs of our customers, by matching the timing of their payments to the value that we deliver to them. We believe that this new contracting model makes purchasing decisions easier for our customers.

     The change in our contracting model has had a material affect on our business. Most notably, our revenues, gross margins, and cash flows have been affected by our adoption of this approach. Because the payments from our customers for software license fees are more evenly distributed over the term of the contract, our revenue is recognized over a longer period of time compared to our historical licensing model, while a significant portion of our operating expenses remain relatively fixed. For example, in 2003, our gross margins, operating margins, and cash flow from operating activities were negatively affected by lower upfront software payments. However, we believe that this contracting model is providing for more predictable revenues on a year-over-year basis. We believe that over time, this impact of our contracting model on our margins will diminish, and our margins will trend back towards historical levels.

     We consumed cash in 2003, 2004 and the first quarter of 2005, primarily because cash collections under our new contracting method from new contract signings were not sufficient to offset our higher operating expenses. To fund these initiatives, we used a portion of our cash on hand.

Operational Environment and Other Challenges for 2005

     During the fourth quarter of 2004, we experienced a slow down in sales transactions as a result of increasing competition within our sector. We expect that competition may continue to intensify, which could result in delayed sales, pricing pressures, a decrease in profitability on new contracts or a loss of future business. In the event that we continue to encounter intensified competition, we may experience a decline in the financial performance of our business. Our success in 2005 will depend largely upon our execution in closing new sales transactions during the first half of 2005. Additionally, we have a significant number of customers scheduled to go live on one or more modules of our software applications throughout 2005. The successful implementation of these customers will be critical to our success in 2005. We released Sunrise Clinical Manager 4.0 XA in March of 2005 and we are scheduled to release Sunrise Clinical Manager 4.5 XA during the fourth quarter of 2005. These two new releases contain significant additional functionality. If we experience a delay in future releases, or they do not achieve market acceptance, our business may suffer.

Critical Accounting Policies

     We believe there are several accounting policies that are critical to understanding our historical and future performance, as these policies affect the reported amount of revenue and other significant areas involving management’s judgments and estimates. On an ongoing basis, management evaluates and adjusts its estimates and judgments, if necessary. These significant accounting policies relate to revenue recognition, allowance for doubtful accounts, capitalized software development costs and our warranty reserve. Please refer to Note 2 of the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2004 as filed with the SEC on March 16, 2005, for further discussion of our accounting policies, which have not changed materially since our filing.

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

     We recognize revenues in accordance with the provisions of Statement of Position, or SOP, No. 97-2, “Software Revenue Recognition,’as amended by SOP No. 98-9, Staff Accounting Bulletin, or SAB, 104, “Revenue Recognition” and Emerging Issues Task Force, or EITF 00-21, “Revenue Arrangements with Multiple Deliverables.” SOP 97-2 and SAB 104, as amended, require, among other things, that there be a signed contract evidencing that an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is probable.

     Many of our contracts with our customers are multiple element arrangements, which may provide for multiple software products, including the rights to future products we may offer within the software suites the customer purchases or rights to software versions that support different hardware or operating platforms, and that do not qualify as exchange rights. We refer to these arrangements as subscription contracts. Additionally, we sometimes enter into multiple element arrangements that do not include these rights to future products or platform protection rights. We refer to these arrangements as traditional software contracts. Finally, we offer many of our products and services on a stand-alone basis. Revenue under each of these arrangements is recognized as follows:

Subscription Contracts

     Our subscription contracts typically include the following deliverables:

•	software license;

•	maintenance;

•	professional services; and

•	third party hardware or remote hosting services.

     Software license fees are recognized ratably over the term of the contract, commencing upon the delivery of the software provided that (1) there is evidence of an arrangement, (2) the fee is fixed or determinable and (3) collection of our fee is considered probable. The value of the software is determined using the residual method pursuant to Statement of Position 98-9, “Modification of Statement of Position 97-2 With Respect to Certain Transactions,” or SOP 98-9. These contracts contain the rights to unspecified future products within the product suite purchased and/or unspecified platform transfer rights that do not qualify for exchange accounting. Accordingly, these arrangements are accounted for pursuant to paragraphs 48 and 49 of Statement of Position 97-2, “Software Revenue Recognition,” or SOP 97-2. Under certain arrangements, we capitalize related direct costs consisting of third party software costs and direct software implementation costs. These costs are amortized over the term of the arrangement.

     In the case of maintenance revenues, vendor-specific objective evidence, or VSOE, of fair value is based on substantive renewal prices, and the revenues are recognized ratably over the maintenance period.

     In the case of professional services revenues, VSOE is based on prices from stand-alone sale transactions, and the revenues are recognized as services are performed pursuant to paragraph 65 of SOP 97-2.

     Third party hardware revenues are recognized upon delivery, pursuant to SAB 104.

     In the case of remote hosting services, where VSOE is based upon consistent pricing charged to customers based on volumes and performance requirements on a stand-alone basis and substantive renewal terms, the revenues are recognized ratably over the contract term as the services are performed. Our remote hosting arrangements generally require us to perform one-time set-up activities and include a one-time set-up fee. This one-time set-up fee is generally paid by the customer at contract execution. We have determined that these set-up activities do not constitute a separate unit of accounting, and accordingly the related set-up fees are recognized ratably over the term of the contract.

     We consider the applicability of Emerging Issues Task Force 00-3, or EITF 00-3, “Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored On Another Entity’s Hardware,” to our remote hosting services arrangements on a contract-by-contract basis. If we determine that the customer has the contractual right to take possession of our software at any time during the hosting period without significant penalty, and can feasibly run the software on its own hardware or enter into another arrangement with a third party to host the software, a software element covered by SOP 97-2 exists. When a software element exists in a remote hosting services arrangement, we recognize the license, professional services and remote hosting services revenues pursuant to SOP 97-2, whereby the fair value of the remote hosting services is recognized as revenue ratably over the term of the remote hosting contract. If we determine that a software element covered by SOP 97-2 is not present in a remote hosting services arrangement; we recognize revenue for the remote hosting services arrangement ratably over the term of the remote hosting contract pursuant to SAB 104.

Traditional Software Contracts

     We enter into traditional multiple-element arrangements that include the following elements:

•	software license;

•	maintenance;

•	professional services; and

•	third party hardware or remote hosting services.

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

Software Contracts Requiring Contract Accounting

     We enter into multiple element arrangements containing milestone provisions in which the professional services are considered essential to the functionality of the software. Under these arrangements, software license fees and professional service revenues are recognized using the percentage-of-completion method over the implementation period, which generally ranges from 12 to 24 months. Under the percentage-of-completion method, revenue and profit are recognized throughout the term of the implementation based upon estimates of total labor hours incurred and revenues to be generated over the term of the implementation. Changes in estimates of total labor hours and the related effect on the timing of revenues and profits are recognized in the period in which they are determinable. Accordingly, changes in these estimates could occur and have a material effect on our operating results in the period of change.

Stand-Alone Products and Services

     We also market products and services on a stand-alone basis. These products and services include the following:

•	software license;

•	maintenance;

•	professional services;

•	hardware;

•	network services;

•	remote hosting services;

•	outsourcing.

Revenue related to these products and services is recognized as follows:

     Software license fees and maintenance are marketed on a stand-alone basis and may be licensed either under traditional contracts or under subscription arrangements. Software license fees under traditional contracts are recognized pursuant to SOP 97-2 if, when the software has been delivered, persuasive evidence of an arrangement exists, the fee is fixed or determinable and collectibility is probable. Under subscription agreements for stand-alone products, software license fees are recognized ratably over the term of the contract. With respect to maintenance, VSOE is determined based on substantive renewal prices contained in the contracts. Maintenance is recognized ratably over the term of the contract.

     Professional services represent incremental services marketed to customers including implementation and consulting services. Professional services revenues, where VSOE is based on prices from stand-alone transactions, are recognized as services are performed.

     Hardware is recognized upon delivery pursuant to SAB 104.

     Network services arrangements include the assessment, assembly and delivery of a wireless network, which may include wireless carts or other wireless equipment to the customer. Our network services arrangements are sold to a customer for a fixed fee. All services are performed prior to the delivery of the equipment. These contracts are typically 60 to 90 days in length and are recognized pursuant to SAB 104, upon the delivery of the network to the customer.

     Remote hosting contracts that are sold on a stand-alone basis are recognized ratably over the contract term pursuant to SAB 104. Our remote hosting arrangements generally require us to perform one-time set-up activities and include a one-time set-up fee. This one-time set-up fee is generally paid by the customer at contract execution. We have determined that these set-up activities do not constitute a separate unit of accounting, and accordingly we recognize the related set-up fees ratably over the term of the contract.

     We provide outsourcing services to our customers. Under these arrangements we assume all responsibilities for a healthcare organization’s information technology operations using our employees. Our outsourcing services include facilities management, network outsourcing and transition management. These arrangements typically range from five to ten years in duration. Revenues from these arrangements are recognized when services are performed.

     If other judgments or assumptions had been used in the evaluation of our revenue arrangements, the timing and amounts of revenue recognized might have been significantly different.

Allowance for Doubtful Accounts

     In evaluating the collectibility of our accounts receivable, we assess a number of factors, including a specific customer’s ability to meet its financial obligations to us, as well as general factors such as the length of time the receivables are past due and historical collection experience. Based on these assessments, we record a reserve for specific account balances as well as a reserve based on our historical experience for bad debt to reduce the related receivables to the amount we ultimately expect to collect from customers. If circumstances related to specific customers change, or economic conditions deteriorate such that our past collection experience is no longer relevant, our estimate of the recoverability of our accounts receivable could be further reduced from the levels provided for in our consolidated financial statements.

Capitalized Software Development Costs

     We capitalize software development costs in accordance with FASB Statement No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed.” We capitalize software development costs incurred subsequent to establishing technological feasibility of the software being developed. These costs include salaries, benefits, consulting and other directly related costs incurred in connection with coding and testing software products. Capitalization ceases when the products are generally released for sale to customers, at which time amortization of the capitalized costs begins. This amortization is reflected in the cost of systems and services revenues. At each balance sheet date, we perform a detailed assessment of our capitalized software development costs, which includes a review of, among other factors, projected revenues, customer demand requirements, product lifecycle, changes in software and hardware technologies, and product development plans. Based on this analysis we record adjustments, when appropriate, to reflect the net realizable value of our capitalized software development costs. The estimates of expected future revenues generated by the software, the remaining economic life of the software, or both, could change, materially affecting the carrying value of capitalized software development costs, as well as our consolidated operating results in the period of change.

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

Warranty Reserve

     The agreements that we use to license our software include a limited warranty. The warranty provides that our software, in its unaltered form, will perform substantially in accordance with the related documentation. Through September 30, 2003, we did not incur any material warranty costs related to our products. Due to the response time issues that we identified in October 2003, we recorded provisions related to warranty costs of $4.6 million through March 31, 2005. Warranty costs are charged to costs of systems and services revenues when they are probable and reasonably estimable. In determining this warranty reserve, we used significant judgments and estimates for the additional professional service hours and third party costs that will be necessary to remedy this issue on a customer-by-customer basis. The timing and amount of our warranty reserve could have been different if we had used other judgments or assumptions in our evaluation.

THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO THREE MONTHS ENDED MARCH 31, 2004

Eclipsys Corporation
Statements of Operations Data- Unaudited
(in thousands, except per share data)

	Three Months Ended		Three Months Ended
	March 31,		March 31,
		% of Total		% of Total
	2005	Revenues	2004	Revenues	Change $	Change %
Revenues
Systems and services	$83,128	98.5%	$61,807	90.4%	$21,321	34.5%
Hardware	1,307	1.5%	6,577	9.6%	(5,270)	-80.1%

Total revenues	84,435	100.0%	68,384	100.0%	16,051	23.5%

Costs and expenses
Cost of systems and services revenues	52,265	61.9%	39,338	57.5%	12,927	32.9%
Cost of hardware revenues	1,101	1.3%	5,634	8.2%	(4,533)	-80.5%
Sales and marketing	18,176	21.5%	15,941	23.3%	2,235	14.0%
Research and development	12,576	14.9%	14,738	21.6%	(2,162)	-14.7%
General and administrative	4,356	5.2%	3,169	4.6%	1,187	37.5%
Depreciation and amortization	3,683	4.4%	3,081	4.5%	602	19.5%

Total costs and expenses	$92,157	109.1%	$81,901	119.8%	$10,256	12.5%

Loss from operations	(7,722)	-9.1%	(13,517)	-19.8%	5,795
Interest income, net	561	0.7%	454	0.7%	107	23.6%

Loss before income taxes	(7,161)	-8.5%	(13,063)	-19.1%	5,902

Provision for income taxes	—	—	—	—	—

Net loss	$(7,161)	-8.5%	$(13,063)	-19.1%	$5,902

Basic loss per share	$(0.15)		$(0.28)		$0.13

Diluted loss per share	$(0.15)		$(0.28)		$0.13

RESULTS OF OPERATIONS

     Total revenues increased $16.1 million, or 23.5%, to $84.4 million for the quarter ended March 31, 2005, compared with $68.4 million for the first quarter of 2004.

     Systems and services revenues increased $21.3 million, or 34.5%, to $83.1 million for the quarter ended March 31, 2005, compared with $61.8 million for the first quarter of 2004. The increase in systems and services revenues was primarily a result of an increase in revenues associated with monthly generated revenues including software, maintenance, outsourcing and remote hosting. These revenues increased $12.6 million or 26.8% over the prior year. Additionally, professional services revenues, which include implementation and consulting related services, were $16.2 million, an increase of $4.4 million or 36.9% over the prior year. Also, revenues related to software and networking services were $7.3 million, an increase of $4.4 million, 147.5% over the prior year.

     The increase in monthly generated revenues including software, maintenance, outsourcing, remote hosting and professional services was primarily related to higher sales volumes in 2003 and 2004. The higher sales volumes were primarily associated with successful sales of our advanced clinical systems as well as outsourcing and remote hosting related services. The sales of our advanced clinical systems were related to ongoing industry wide initiatives related to the adoption of such systems. The increase in professional services was related to heightened activity in our implementation and consulting areas associated with customer implementations of our software solutions. These activities are expected to remain at higher levels in 2005 as numerous customers are in the process of upgrading their software applications. The increase in software and networking services was primarily related to a higher volume of networking services revenues. This increase in revenues was associated with an expansion of our service offerings in this area, which was initiated in 2004.

     Hardware revenues decreased $5.3 million, or 80.1%, to $1.3 million for the quarter ended March 31, 2005, compared with $6.6 million for the first quarter of 2004. The decrease in hardware revenues was related to a change in sales mix in recent quarters, which resulted in lower hardware sales as more customers are procuring remote hosting services in connection with their software transactions. Additionally, hardware revenues were high in the second half of 2004 as a significant number of customers made progress on their respective implementation and procured the required hardware in connection with these activities. We expect that hardware revenues will be lower in 2005 compared to 2004.

     Cost of systems and services revenues increased $12.9 million, or 32.9%, to $52.3 million, for the quarter ended March 31, 2005, compared to $39.3 million for the first quarter of 2004. Gross margins on systems and services revenue were 37.1% for the quarter ended March 31, 2005, compared to 36.4% for the first quarter of 2004. The increase in cost of systems and services revenues was largely associated with increased revenues related to outsourcing, remote hosting and professional services resources in connection with contracts entered into 2003 and 2004. Additionally, costs in the quarter were negatively impacted as we used a significant level of third party consulting resources to supplement our employees in connection with our implementation and consulting engagements.

     Cost of hardware revenues decreased $4.5 million, or 80.5%, to $1.1 million for the quarter ended March 31, 2005, compared to $5.6 million for the first quarter of 2004. Gross margins on hardware revenue were 15.8% in the first quarter of 2005 and 14.3% in first quarter 2004. The decrease in the cost of hardware revenues was attributable to the decrease in hardware revenues discussed above.

     Sales and marketing expenses increased $2.2 million, or 14.0%, to $18.2 million for the quarter ended March 31, 2005, compared to $15.9 million for the first quarter of 2004. The increase in sales and marketing expenses was primarily related to increases in payroll related costs including commissions and higher costs associated with marketing related events in the quarter.

     Research and development expenses decreased $2.2 million, or 14.7%, to $12.6 million, for the quarter ended March 31, 2005, compared to $14.7 million for the first quarter of 2004. The decrease in research and development expense was primarily related to an increase in capitalized software development costs. Capitalized software development costs increased $1.8 million, to $6.4 million for the quarter ended March 31, 2005, compared to $4.6 million for the same period in 2004. The increase in capitalized software was due to increased costs associated with coding, testing and other activities associated with the release of SunriseXA 4.0, which was made generally available in March 2005. Amortization of capitalized software development costs, which is included as a component of cost of systems and services revenues, increased by approximately $1.2 million, to $3.3 million for the three months ended March 31, 2005, compared to $1.9 million for first quarter of 2004.

     General and administrative expenses increased $1.2 million, or 37.5%, to $4.4 million for the quarter ended March 31, 2005, compared to $3.2 million for the first quarter of 2004. The increase in expenses was primarily related to higher professional service fees, including legal and accounting fees.

     Depreciation and amortization increased $602,000, or 19.5%, to $3.7 million, for the quarter ended March 31, 2005, compared to $3.1 million, for the first quarter of 2004. The increase was primarily the result of higher depreciation related to fixed assets purchased in our continued effort to expand our research and development infrastructure and to increase capacity at our Technology Solutions Center.

     Interest income increased $107,000, or 23.6%, to $561,000 for the quarter ended March 31, 2005, compared to $454,000 for the first quarter of 2004. The increase was due to an improvement in yields resulting from higher interest rates in the quarter.

     As a result of these factors, we had a net loss of $7.2 million for the quarter ended March 31, 2005, compared to a net loss of $13.1 million for the first quarter in 2004.

LIQUIDITY AND CAPITAL RESOURCES

     During the quarter ended March 31, 2005, operations used $7.1 million of cash, primarily related to the payment of year-end bonuses and commissions, incremental payroll costs and the impact of our contracting model that spreads payments over a longer period of time. Investing activities used $47.4 million of cash, consisting of a net $36.9 million of purchases of marketable securities, $6.4 million for the funding of capitalized software development costs and $4.1 million for the purchases of property and equipment. The purchases of property and equipment was primarily related to our continued investment in the infrastructure of our Technology Solutions Center for the expansion of our remote hosting services. Financing activities provided $1.7 million of cash from the exercise of stock options.

     As of March 31, 2005, our principal source of liquidity is our combined cash and marketable securities balance of $106.2 million. Our future liquidity requirements will depend on a number of factors including, among other things, the timing and level of our new sales volumes, the cost of our development efforts, the success and market acceptance of our future product releases, and other related items. As of March 31, 2005, we did not have any material commitments for capital expenditures. We believe that our current cash and marketable securities balances, combined with our anticipated cash collections from customers will be adequate to meet our liquidity requirements through 2005.

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

We face risks relating to our product strategy

     In October 2003, we announced the existence of certain response time issues within some components of SunriseXA, the newest version of our Sunrise family of products. We concluded that the root cause of the issue was in the technical design of SunriseXA, which did not adequately support the throughput required in the highly interactive patient care environment. After substantial analysis, we pursued and continue to pursue a strategy that we believe addresses these issues. Our strategy was to replace the affected SunriseXA components with certain components from our SCM product, which is our prior generation, core clinical product. Although we believe that the releases of Sunrise Clinical Manager 3.5 XA in June 2004 and Sunrise Clinical Manager 4.0 XA in March 2005 were significant milestones in the implementation of our product strategy, we continue to face a variety of risks and uncertainties in this regard including among others, the following:

•	We may encounter technical obstacles and delays in implementing this approach. As we continue to implement our strategy, it is possible that we could discover additional problems with our software.

•	It is possible future releases of SunriseXA, with anticipated additional features for our products, may be delayed. This could result in delayed or lost sales.

•	Customers who are currently implementing SunriseXA have faced delays in their implementations. As a result, existing SunriseXA customers could attempt to cancel their contracts with us or seek financial or other concessions from us.

•	As a result of the changes we will make to our SunriseXA product offering, potential customers may find such products less appealing, which could decrease demand for our products.

•	2003 operating results reflect a $1.2 million write-down of capitalized software development costs for certain SunriseXA components. Additionally, to date we have recorded warranty related costs of $4.6 million related to the anticipated costs associated with the SunriseXA response time issue.

     These issues could harm our relationships with customers generally and our reputation in the marketplace. This announcement adversely effected our 2004 sales. Additionally, it is possible that this issue may continue to make sales more challenging for the affected SunriseXA applications.

Recent changes in our senior management could distract management and cause uncertainty that could result in delayed or lost sales.

     On April 29, 2005, we announced that our Chairman, Eugene V. Fife, replaced Paul L. Ruflin as our President and Chief Executive Officer on an interim basis. At the same time, our board of directors announced that it had initiated a search for a new, long-term Chief Executive Officer. There can be no assurance that we will be able to find an appropriate candidate to become our long-term Chief Executive Officer in a timely manner. Any transition of this type could divert our management’s time and attention from the operation of our business and if we do not manage this process effectively, it could cause some level of uncertainty among our customers and potential customers that could lead to delays in closing new business or ultimately in lost sales.

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

The healthcare industry faces financial constraints that could adversely affect the demand for our products and services

     The healthcare industry faces significant financial constraints. For example, the shift to managed healthcare in the 1990’s put pressure on healthcare organizations to reduce costs, and the Balanced Budget Act of 1997 dramatically reduced Medicare reimbursement to healthcare organizations. Our software often involves a significant financial commitment by our customers. Our ability to grow our business is largely dependent on our customers information technology budgets. To the extent healthcare information technology spending declines or increases more slowly than we anticipate, demand for our products would be adversely affected.

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

Our operating results may fluctuate significantly and may cause our stock price to decline

     We have experienced significant variations in revenues and operating results from quarter to quarter. Our operating results may continue to fluctuate due to a number of factors, including:

•	our progress in implementing our strategy to address our SunriseXA response time issues and the level of costs associated with that effort;

•	the timing, size and complexity of our product sales and implementations;

•	overall demand for healthcare information technology;

•	the financial condition of our customers and potential customers;

•	market acceptance of new services, products and product enhancements by us and our competitors;

•	customer decisions regarding renewal of their respective contracts;

•	product and price competition;

•	the relative proportions of revenues we derive from software, services and hardware;

•	changes in our operating expenses;

•	the timing and size of future acquisitions;

•	personnel changes;

•	the performance of our products;

•	significant judgments and estimates made by management in the application of generally accepted accounting principles; and

•	fluctuations in general economic and financial market conditions, including interest rates.

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

Because in many cases we recognize revenues for our software monthly over the term of a customer contract, downturns or upturns in sales will not be fully reflected in our operating results until future periods

     We recognize a significant portion of our revenues from customers monthly over the terms of their agreements, which are typically 7 years and can be up to 10 years. As a result, much of the revenues that we report each quarter are attributable to agreements executed during prior quarters. Consequently, a decline in sales, client renewals, or market acceptance of our products in one quarter will not necessarily be reflected in lower revenues in that quarter, and may negatively affect our revenues and profitability in future quarters. In addition, we may be unable to adjust our cost structure to reflect these reduced revenues. This monthly revenue recognition also makes it difficult for us to rapidly increase our revenues through additional sales in any period, as revenues from new customers must be recognized over the applicable agreement term.

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

     There are several HIPAA compliance deadlines for covered entities. The final compliance deadline for the transaction and code set standards was October 16, 2003. The compliance deadline for the privacy standards was April 14, 2003 for most covered entities. The compliance deadline for the security standards for most covered entities was April 20, 2005. Any failure or perception of failure of our products or services to meet HIPAA standards could adversely affect demand for our products and services and force us to expend significant capital, research and development and other resources to modify our products or services to address the privacy and security requirements of our customers.

     States may adopt privacy standards that are more stringent than the federal HIPAA privacy standards. This may lead to different restrictions for handling individually identifiable health information. As a result, our customers may demand information technology solutions and services that are adaptable to reflect different and changing regulatory requirements. In the future, federal or state governmental authorities may impose new data security standards or additional restrictions on the collection, use, transmission and other disclosures of health information. We cannot predict the potential impact that these future rules, as finally approved, may have on our business. However, the demand for our products and services may decrease if we are not able to develop and offer products and services that can address the regulatory challenges and compliance obligations facing our customers.

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

	Combined cash and cash equivalents and
Hypothetical Interest Rate	marketable securities balances (in thousands)
	$100,000	$120,000	$150,000

1.5%	1,500	1,800	2,250
2.0%	2,000	2,400	3,000
2.5%	2,500	3,000	3,750
3.0%	3,000	3,600	4,500
3.5%	3,500	4,200	5,250
4.0%	4,000	4,800	6,000

*	This sensitivity analysis is not a forecast of future interest income.

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

     We do not currently enter into foreign currency hedge transactions. Through March 31, 2005, foreign currency fluctuations have not had a material impact on our financial position or results of operations.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure and Controls and Procedures in Internal Control Over Financial Reporting

     Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2005. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of disclosure controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2005, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

     No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ECLIPSYS CORPORATION

Date: May 10, 2005	/s/ Robert J. Colletti
Robert J. Colletti
Senior Vice President and Chief Financial Officer
(Principal financial officer and duly authorized officer)

ECLIPSYS CORPORATION

EXHIBIT INDEX

EXHIBIT
NO.	DESCRIPTION
10.1	Amended and Restated 2000 Stock Incentive Plan

10.2	Employment Agreement with Eugene V. Fife, dated April 29, 2005

10.3	Restricted Stock Agreement with Eugene V. Fife, dated April 29, 2005

31.1	Certification of Eugene V. Fife

31.2	Certification of Robert J. Colletti

32.1	Certification Pursuant to 18 U.S.C. Section 1350

32.2	Certification Pursuant to 18 U.S.C. Section 1350