Form 10-Q
period 2005-06-30
ECLIPSYS CORP
filed 2005-08-05
CIK 1034088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005
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
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Shares outstanding as of August 1, 2005

Common Stock, $.01 par value	48,736,198

ECLIPSYS CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2005

     PART I.
     ITEM 1.
ECLIPSYS CORPORATION
Condensed Consolidated Balance Sheets — (Unaudited)
(In thousands)

	June 30,	December 31,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$71,265	$122,031
Marketable securities	37,154	—
Accounts receivable, net of allowance for doubtful accounts of $4,544 and $4,952 at June 30, 2005 and December 31, 2004	64,947	64,862
Prepaid and other current assets	17,923	15,586
Inventory	1,672	1,644

Total current assets	192,961	204,123
Property and equipment, net	34,498	35,002
Capitalized software development costs, net	32,335	29,819
Goodwill	2,883	2,863
Acquired technology and intangible assets, net	4,102	4,690
Other assets	23,264	14,923

Total assets	$290,043	$291,420

Liabilities and Stockholders’ Equity
Current liabilities:
Deferred revenue	$102,083	$106,804
Other current liabilities	28,842	32,587
Accrued compensation costs	16,501	12,738

Total current liabilities	147,426	152,129
Deferred revenue	18,858	15,892
Other long-term liabilities	1,266	122
Stockholders’ Equity:	122,493	123,277

	$290,043	$291,420

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ECLIPSYS CORPORATION
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share amounts)

	THREE MONTHS		SIX MONTHS
	ENDED JUNE 30,		ENDED JUNE 30,
	2005	2004	2005	2004
REVENUES
Systems and services	$91,557	$68,597	$174,685	$130,404
Hardware	4,308	5,046	5,615	11,623

TOTAL REVENUES	95,865	73,643	180,300	142,027
COSTS AND EXPENSES
Costs of systems and services revenues	55,248	41,795	107,513	81,133
Costs of hardware revenues	3,557	4,337	4,658	9,971
Sales and marketing	16,196	15,458	34,372	31,399
Research and development	13,974	14,536	26,550	29,273
General and administrative	6,511	4,407	10,867	7,576
Depreciation and amortization	3,583	3,295	7,266	6,377

TOTAL COSTS AND EXPENSES	99,069	83,828	191,226	165,729
LOSS FROM OPERATIONS	(3,204)	(10,185)	(10,926)	(23,702)
Interest income, net	719	225	1,280	679

LOSS BEFORE INCOME TAXES	(2,485)	(9,960)	(9,646)	(23,023)
Provision for income taxes	—	—	—	—

NET LOSS	$(2,485)	$(9,960)	$(9,646)	$(23,023)

BASIC NET LOSS PER COMMON SHARE	$(0.05)	$(0.21)	$(0.20)	$(0.50)

DILUTED NET LOSS PER COMMON SHARE	$(0.05)	$(0.21)	$(0.20)	$(0.50)

BASIC WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	47,629	46,573	47,444	46,228

DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	47,629	46,573	47,444	46,228

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ECLIPSYS CORPORATION
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2005	2004	2005	2004

OPERATING ACTIVITIES
Net loss	$(2,485)	$(9,960)	$(9,646)	$(23,023)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	8,300	6,226	16,106	12,251
Provision for bad debts	600	450	1,050	1,000
Stock compensation expense	734	105	1,150	161
Changes in operating assets and liabilities:
Accounts receivable	(6,483)	(4,986)	(1,135)	(106)
Inventory	(108)	21	(28)	(1,148)
Other current assets	1,107	966	(2,337)	3,139
Other assets	(1,095)	(459)	(9,920)	(2,450)
Deferred revenue	(4,034)	3,027	(1,755)	269
Accrued compensation costs	2,498	2,525	3,763	(1,508)
Other current liabilities	1,938	(1,334)	(3,745)	(1,001)
Other long-term liabilities	727	(5)	1,143	(537)

Total adjustments to reconcile net loss to net cash provided by (used in) operating activities	4,184	6,536	4,292	10,070

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	1,699	(3,424)	(5,354)	(12,953)

INVESTING ACTIVITIES
Purchases of property and equipment	(2,191)	(2,777)	(6,316)	(6,795)
Purchases of marketable securities	(21,848)	(81,115)	(159,866)	(165,130)
Proceeds from sales of marketable securities	21,554	80,974	122,712	124,181
Capitalized software development costs	(3,207)	(3,881)	(9,634)	(8,519)
Cash paid for acquisitions	(20)	—	(20)	(2,500)

NET CASH USED IN INVESTING ACTIVITIES	(5,712)	(6,799)	(53,124)	(58,763)

FINANCING ACTIVITIES
Exercise of stock options	5,926	497	7,623	2,914
Proceeds from employee stock purchase plan	—	882	—	1,664

NET CASH PROVIDED BY FINANCING ACTIVITIES	5,926	1,379	7,623	4,578

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	8	(9)	89	(20)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,921	(8,853)	(50,766)	(67,158)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	69,344	93,378	122,031	151,683

CASH AND CASH EQUIVALENTS, END OF PERIOD	$71,265	$84,525	$71,265	$84,525

SUPPLEMENTAL DISCLOSURE
Non-cash investing activities:
Issuance of shares for acquisition	$—	$—	$—	$2,500
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
     The results of operations for the six months ended June 30, 2005 are not necessarily indicative of annual results. The Company manages its business as one reportable segment.
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
2. ACQUISITIONS
     In March 2004, we acquired CPM Resource Center, Ltd., or CPMRC. CPMRC provides consulting services and clinical content designed principally to improve and enhance the care process primarily related to the workflow of nurses and interdisciplinary healthcare professionals. CPMRC’s evidence-based content and practice guidelines have been incorporated into our current releases of SunriseXA software. We paid $2.5 million in cash and issued 184,202 shares of common stock for CPMRC, for a total consideration of $5.0 million. The prior owner of CPMRC may earn up to an additional $12.5 million over the next 5-year period based on future operating results. The earn-out consideration will be payable half in cash and half in shares of our common stock. The number of shares of the common stock to be issued, if any, will be based upon the average of the last reported sale prices of our common stock on the NASDAQ National Market for the five consecutive trading days ending on the trading day that is one day prior to the date on which the earn-out consideration is paid. The operating results of CPMRC have been combined with those of the Eclipsys since the date of acquisition. We did not present unaudited pro forma results of operations of Eclipsys and CPMRC for the six months ended June 30, 2004 because our pro forma results for this period would not be materially different from our actual results.
     As a result of the CPMRC acquisition, we recorded approximately $2.4 million in non-amortizable goodwill and $3.2 million in amortizable intangible assets. Amortizable intangible assets include customer relationships and acquired technology, and are being amortized over seven- and five-year periods, respectively, which we believe reflects the estimated expected utility of these assets. The non-amortizable goodwill is not tax deductible. The non-amortizable goodwill reflects approximately $700,000 of incremental consideration that the prior owner earned to date as part of the earn-out provisions of the agreement. All consideration paid under the earn-out provisions of the agreement will be recorded as non-amortizable goodwill.
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
     As a result of the eSys acquisition, we recorded approximately $2.0 million in amortizable intangible assets. These amortizable intangible assets include customer relationships ($1.1 million) and acquired technology ($914,000), which are being amortized over five- and three-year periods, respectively. We believe these amortization periods reflect the estimated expected utility of these assets. The operating results of eSys have been combined with those of Eclipsys since the date of acquisition. We did not present unaudited pro forma results of operations of Eclipsys and eSys for the three and six months ended June 30, 2004 because our pro forma results for this period would not be materially different from our actual results. The majority of future consideration, if earned, will be recorded as non-amortizable goodwill. In connection with the earn-out provisions of the agreement, we paid $20,000 in cash, during the quarter ended June 30, 2005.

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
     The Company has adopted the disclosure-only provisions of SFAS 123. Had compensation cost for the Company’s stock option grants described above been determined based on the fair value at the grant date of the respective awards, consistent with the provisions of SFAS 123, the Company’s net loss and loss per share would have been the pro forma amounts indicated below for the three month and sixth month periods ended June 30, (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net loss:
As reported	$(2,485)	$(9,960)	$(9,646)	$(23,023)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	734	105	1,150	161
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(3,395)	(2,666)	(5,811)	(5,479)

Pro forma	(5,146)	(12,521)	(14,307)	(28,341)
Basic net loss per share:
As reported	(0.05)	(0.21)	(0.20)	(0.50)
Pro forma	(0.11)	(0.27)	(0.38)	(0.61)
Diluted net loss per share:
As reported	(0.05)	(0.21)	(0.20)	(0.50)
Pro forma	(0.11)	(0.27)	(0.38)	(0.61)
4. MARKETABLE SECURITIES

Security Type	June 30,	December 31,
(in thousands)	2005	2004

Auction Rate Securities:
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	$10,600	$—
Debt securities issued by states of the United States and political subdivisions of the states	23,475	—

	34,075	—
Other Securities:
Other debt securities	3,079

Total	$37,154	$—

     Marketable securities consist of funds that are highly liquid and are classified as available-for-sale. Marketable securities are recorded at fair value, and unrealized gains and losses are recorded as a component of other comprehensive income.
     As of June 30, 2005, all marketable securities except for auction rate securities have a maturity of less than 1 year. Auction rate securities of $33.4 million held at June 30, 2005 have an underlying maturity of greater than ten years, but typically have an interest rate reset feature every 30 days where we can sell or reset the interest rate on the security. At June 30, 2005, we believe that these investments are considered a part of our working capital and are appropriately classified as current assets.

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
     In addition, we maintain certain long-term contracts used to finance a portion of certain customer hardware and software fees owed. These arrangements generally provide for payment terms that range from 3 to 5 years and carry interest rates that range from 7% to 10%. Such amounts are recorded as non-current unbilled accounts receivable. The non-current portion of amounts due related to these arrangements was $1.2 million and $1.1 million as of June 30, 2005 and December 31, 2004, respectively, and is included in other assets in the accompanying financial statements. The current portion of amounts due related to these arrangements is included in accounts receivable in the accompanying financial statements. Accounts receivable was composed of the following (in thousands):

	June 30, 2005	December 31, 2004
Accounts Receivable:
Billed accounts receivable, net	$52,157	$53,698
Total unbilled accounts receivable, net	12,790	11,164

Total accounts receivable, net	$64,947	$64,862

6. WARRANTY RESERVE
     The agreements that we use to license our software to our customers include a limited warranty. The warranty provides that the product, in its unaltered form, will perform substantially in accordance with the related documentation. Through September 30, 2003, Eclipsys had not incurred any material warranty costs related to its products. Due to the response time issues that we identified during the fourth quarter of 2003, we recorded provisions related to warranty costs of $4.6 million to date. Warranty costs are charged to costs of systems and services revenues when they are probable and reasonably estimable. A summary of the activity in our warranty reserve was as follows (in thousands):

Balance, December 31, 2004	$2,057
Warranty utilized	(588)

Balance, June 30, 2005	$1,469

7. GOODWILL AND OTHER INTANGIBLE ASSETS
The components of goodwill and other intangible assets were as follows (in thousands):

	As of June 30, 2005			As of December 31, 2004
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net Balance	Amount	Amortization	Net Balance
Amortized intangible assets:
Customer relationships	$4,335	$(970)	3,365	$4,335	$(531)	$3,804
Acquired technology	914	(177)	737	914	(28)	886

	$5,249	$(1,147)	$4,102	$5,249	$(559)	$4,690

Unamortized intangible assets:

Goodwill	$2,883	$—	$2,883	$2,863	$—	$2,863

The estimated amortization for the next five fiscal years is as follows (in thousands):

For the year ending December 31,
2005	$1,166
2006	1,155
2007	1,130
2008	851
2009	340
Thereafter	48

$4,690

     Acquired technology and customer relationships are amortized over their estimated useful lives generally on a straight-line basis. The carrying values of acquired technology and customer relationships are reviewed if the facts and circumstances suggest that they may be impaired and goodwill is reviewed at least annually. This review indicates whether assets will be recoverable based on future expected cash flows. We perform our review for impairment of our intangible assets including goodwill during the fourth quarter of each fiscal year. Such a review was performed in the fourth quarter of 2004 and no impairment related issues were noted.
8. OTHER COMPREHENSIVE LOSS
     The components of other comprehensive loss were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net Loss	$(2,485)	$(9,960)	$(9,646)	$(23,023)
Foreign currency translation adjustment	8	(9)	89	(20)

Total comprehensive loss	$(2,477)	$(9,969)	$(9,557)	$(23,043)

9. NEW ACCOUNTING PRONOUNCEMENTS
     On December 16, 2004, the FASB issued SFAS No. 123R, “Share-Based Payment”, (SFAS 123R) which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). Statement 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. SFAS 123R requires all share-based payments to employees to be recognized in the income statement over the corresponding service period based on their grant date fair values and also requires an estimation of forfeitures when calculating compensation expense. We must adopt SFAS 123R no later than January 1, 2006. SFAS 123R permits public companies to adopt its requirements using one of three methods: the modified prospective method, the modified retrospective method, or the modified retrospective method to all prior years for which SFAS 123 was effective. We have not yet determined which adoption method we will utilize and have not yet determined the effect of adopting SFAS 123R on our results of operations.
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”) which supersedes APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”. SFAS No. 154 changes the requirements for accounting for and reporting of changes in accounting principle. The statement requires the retroactive application to prior periods’ financial statements of changes in accounting principles, unless it is impracticable to determine either the period specific effects or the cumulative effect of the change. SFAS No. 154 does not change the guidance for reporting the correction of an error in previously issued financial statements or the change in accounting estimate. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not believe SFAS No. 154 will have a significant impact on our consolidated financial position or results of operations.
10. LITIGATION
     The Company and its subsidiaries are from time to time parties to legal proceedings, lawsuits and other claims incident to their business activities. Such matters may include, among other things, assertions of contract breach, claims for indemnity arising in the course of our business and claims by persons whose employment with us has been terminated. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, management is unable to ascertain the ultimate aggregate amount of monetary liability, amounts which may be covered by insurance or recoverable from third parties, or the financial impact with respect to these matters as of the date of this report. However, based on our knowledge at the time of this report, management believes that the final resolution of such matters pending at the time of this report, individually and in the aggregate, will not have a material adverse effect upon our consolidated financial position, results of operations or cash flows.
11. MANAGEMENT TRANSITION
     On April 29, 2005, we announced that Eugene V. Fife, our Chairman of the Board of Directors, had been named interim Chief Executive Officer (CEO) and President, replacing our prior CEO and President who had left the company. In connection with the transition of our prior CEO, we recorded severance and other transition related costs of approximately $2.2 million in the quarter-ended June 30, 2005. Mr. Fife will also continue to serve as the Chairman of our Board of Directors. We are in the process of recruiting a new long-term CEO.
     In connection with his appointment as interim CEO, we entered into an employment agreement with Mr. Fife on April 29, 2005. Pursuant to this agreement, we agreed to employ Mr. Fife as interim CEO and President at an initial annual salary of $750,000. Pursuant to the employment agreement, we or Mr. Fife can terminate Mr. Fife’s employment with us at any time. Mr. Fife also agreed not to solicit our employees or customers during his employment and for 12 months after the termination of his employment. In addition, separate from the employment agreement, Mr. Fife will continue to receive $150,000 in annual compensation as the Chairman of our Board of Directors.
     Also on April 29, 2005, we entered into a restricted stock agreement (the “Restricted Stock Agreement”) with Mr. Fife under our Amended and Restated 2000 Stock Incentive Plan. Pursuant to the Restricted Stock Agreement, we sold Mr. Fife 100,000 shares of the common stock of the Registrant at a purchase price of $0.01 per share. Under the Restricted Stock Agreement, we maintain the right to repurchase the unvested portion of these shares at the original purchase price upon the termination of the Business Relationship (as defined in the Restricted Stock Agreement) between us and Mr. Fife. The shares vest over a two-year period, with 4.166% vesting each month.

ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
     This report contains forward-looking statements that are based on our current expectations, assumptions, estimates and projections about our company and our industry. When used in this report, the words “may,” “will,” “should,” “predict,” “continue,” “plans,” “expects,” “anticipates,” “estimates,” “intends,” “believe,” and “could,” and similar expressions are intended to identify forward-looking statements. These statements may include, but are not limited to, statements concerning our anticipated performance, including revenue, margin, cash flow, balance sheet and profit expectations; development and implementation of our software; duration, size, scope and revenue expectations associated with client contracts; benefits provided by Eclipsys software, outsourcing and consulting services; business mix; sales and growth in our client base; market opportunities; industry conditions; and our accounting, including its effects and potential changes in accounting.
     Actual results might differ materially from the results projected due to a number of risks and uncertainties. Software development may take longer and cost more than expected, and incorporation of anticipated features and functionality may be delayed, due to various factors including programming and integration challenges and resource constraints. We may change our product strategy in response to client requirements, market factors, resource availability, and other factors. Implementation of some of our software is complex and time consuming. Results depend upon a variety of factors and can vary by client. Each client’s circumstances may include unforeseen issues that make it more difficult or costly than anticipated to implement or derive benefit from software, outsourcing or consulting services. The success and timeliness of our services often depends at least in part upon client involvement, which can be difficult to control. We are required to meet specified performance standards, and contracts can be terminated or their scope reduced under certain circumstances. Competition is vigorous, and competitors may develop more compelling offerings or offer more aggressive pricing. New business is not assured and existing clients may migrate to competing offerings. Financial performance targets might not be achieved due to various risks, including slower-than-expected business development or new account implementation, or higher-than-expected costs to develop products, meet service commitments or sign new contracts. Our cash consumption may exceed expected levels if profitability does not meet expectations or strategic opportunities require cash investments. These and other risks and uncertainties are described in this report under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in our other filings made from time to time with the Securities and Exchange Commission. The cautionary statements made in this report should be read as being applicable to all related forward-looking statements wherever they appear. These statements are only predictions. We cannot guarantee future results, levels of activity, performance or achievements. We assume no obligation to publicly update or revise these forward-looking statements for any reason, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future. We nonetheless reserve the right to make such updates from time to time without the need for specific reference to this report. No such update shall be deemed to indicate that other statements not addressed by such updates remain correct or create an obligation to provide any other updates.
Executive Overview
     Eclipsys is a healthcare information technology company. We develop and license our proprietary software and content to hospitals and other healthcare organizations. Our software allows the organizations to automate many of the key clinical, administrative and financial functions that they require. Our software is designed to improve patient care and patient satisfaction for our customers, and allow them to reduce their operating costs and enhance their revenues. Our content provides practice guidelines for use in hospitals and other healthcare organizations.
     Our Web site address is www.eclipsys.com. We make available free of charge, on or through our Web site, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.
Background
     We were founded in December 1995 and initially grew through a series of strategic acquisitions completed through 1999. Our acquisitions were focused on acquiring strong customer bases and advanced software for the healthcare industry.
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
Product Development
     In June 1999, we began re-expressing the intellectual property that we acquired through acquisitions on a common platform to provide integrated software to our customers. In 1999, we announced the general availability of Sunrise Clinical Manager, or SCM, the first version of our Sunrisetm suite of software products. SCM provides advanced knowledge-based clinical decision-support capabilities including computerized physician order entry.
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
Operational Initiatives
     During 2001, our management made two strategic decisions that significantly impacted our operating results. First, we substantially increased our gross research and development spending, which includes research and development expenses and capitalized software development costs. This decision was made to enable us to bring components of our SunriseXA product line to market more rapidly. Second, we invested heavily in sales and marketing to enhance market awareness surrounding Eclipsys and its products and services. We did this to capitalize on perceived market demand for our products and services. Additionally, in 2002, we moved aggressively to change our contracting model, offering our customers payment terms which are more evenly distributed over the term of the contract compared to the traditional licensing model we used previously, in which software license fees were paid in advance. We did this to meet the needs of our customers, by matching the timing of their payments to the value that we deliver to them. We believe that this contracting model makes purchasing decisions easier for our customers.
     The change in our contracting model has had a material affect on our business. Most notably, our revenues, gross margins, and cash flows have been affected by our adoption of this approach. Because the payments from our customers for software license fees are more evenly distributed over the term of the contract, our revenue from a particular transaction is recognized over a longer period of time compared to the traditional licensing model, while a significant portion of our operating expenses remain relatively fixed and are recognized early in the contract term. For example, in 2003, our gross margins, operating margins, and cash flow from operating activities were negatively affected by lower upfront software payments. However, we believe that this contracting model provides for more predictable revenues on a year-over-year basis.
     During the quarter-ended June 30, 2005, we announced that Eugene V. Fife our Chairman of the Board of Directors had been named interim Chief Executive Officer and President, replacing Paul L. Ruflin who had left the company. Mr. Fife will also continue to serve as the Chairman of our Board of Directors. We are currently in the process of recruiting a long-term Chief Executive Officer.
     We consumed cash in 2003, 2004 and the first half of 2005, primarily because cash collections under our new contracting method from new contract signings were not sufficient to offset our higher operating expenses. To fund our business, we used a portion of our cash on hand.
Operational Environment and Other Challenges for 2005
     During the fourth quarter of 2004, we experienced a slow down in sales transactions as a result of increasing competition within our sector, and this has continued through the first half of 2005. New sales in 2005 are the primary source of revenue growth for 2006. As a result of the 2005 sales performance to date, achieving our objectives for 2006 revenue growth depends significantly on sales results in the second half of 2005. We expect that competition may continue to intensify, which could result in delayed sales, pricing pressures, a decrease in profitability on new contracts or a loss of future business. Additionally, we have a significant number of customers scheduled to go live on one or more modules of our software applications throughout 2005. The successful implementation of these customers will be critical to our success. We released Sunrise Clinical Manager 4.0 XA in March of 2005 and we are scheduled to release Sunrise Clinical Manager 4.5 XA during the fourth quarter of 2005. If we experience a delay in future releases, or they do not achieve market acceptance, our business may suffer.
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
     We recognize revenues in accordance with the provisions of Statement of Position, or SOP, No. 97-2, “Software Revenue Recognition” as amended by SOP No. 98-9, Staff Accounting Bulletin, or SAB, 104, “Revenue Recognition” and Emerging Issues Task Force, or EITF 00-21, “Revenue Arrangements with Multiple Deliverables.” SOP 97-2 and SAB 104, as amended, require, among other things, that there be a signed contract evidencing that an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is probable.
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
Capitalized Software Development Costs
     We capitalize software development costs in accordance with FASB Statement No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed.” We capitalize software development costs incurred subsequent to establishing technological feasibility of the software being developed. These costs include salaries, benefits, consulting and other directly related costs incurred in connection with coding and testing software products. Capitalization ceases when the products are generally released for sale to customers, at which time amortization of the capitalized costs begins. This amortization is reflected in the costs of systems and services revenues. At each balance sheet date, we perform a detailed assessment of our capitalized software development costs, which includes a review of, among other factors, projected revenues, customer demand requirements, product lifecycle, changes in software and hardware technologies, and product development plans. Based on this analysis we record adjustments, when appropriate, to reflect the net realizable value of our capitalized software development costs. The estimates of expected future revenues generated by the software, the remaining economic life of the software, or both, could change, materially affecting the carrying value of capitalized software development costs, as well as our consolidated operating results in the period of change.
Warranty Reserve
     The agreements that we use to license our software include a limited warranty. The warranty provides that our software, in its unaltered form, will perform substantially in accordance with the related documentation. Through September 30, 2003 we did not incur any material warranty costs related to our products. In October 2003, we identified and announced response time issues within components of SunriseXA. Although some of our SunriseXA software components had been implemented in and were working at some customer sites, we determined that the software did not produce acceptable response times for complex, high-volume hospital environments. The response time issue resulted in a product delivery delay for some of our advanced SunriseXA functionality. The announcement of these issues also impacted the implementation schedules for a number of our customers. In connection with this issue, we have recorded warranty provisions to date of $4.6 million.
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

THREE MONTHS ENDED JUNE 30, 2005 COMPARED TO THREE MONTHS ENDED JUNE 30, 2004
Eclipsys Corporation
Statement of Operations Data — Unaudited
(in thousands, except per share amounts)

	Three Months Ended June 30,
		% of Total		% of Total
	2005	Revenues	2004	Revenues	Change $	Change %
Revenues
Systems and services	$91,557	95.5%	$68,597	93.1%	$22,960	33.5%
Hardware	4,308	4.5%	5,046	6.9%	(738)	-14.6%

Total revenues	95,865	100.0%	73,643	100.0%	22,222	30.2%

Costs and expenses
Costs of systems and services revenues	55,248	57.6%	41,795	56.8%	13,453	32.2%
Costs of hardware revenues	3,557	3.7%	4,337	5.9%	(780)	-18.0%
Sales and marketing	16,196	16.9%	15,458	21.0%	738	4.8%
Research and development	13,974	14.6%	14,536	19.7%	(562)	-3.9%
General and administrative	6,511	6.8%	4,407	6.0%	2,104	47.7%
Depreciation and amortization	3,583	3.7%	3,295	4.5%	288	8.7%

Total costs and expenses	99,069	103.3%	83,828	113.8%	15,241	18.2%

Loss from operations	(3,204)	-3.3%	(10,185)	-13.8%	6,981	68.5%
Interest income, net	719	0.8%	225	0.3%	494	219.6%

Loss before income taxes	(2,485)	-2.6%	(9,960)	-13.5%	7,475	75.1%
Provision for income taxes	—		—

Net loss	$(2,485)	-2.6%	$(9,960)	-13.5%	$7,475	75.1%

Basic net loss per share	$(0.05)		$(0.21)		$0.16

Diluted net loss per share	$(0.05)		$(0.21)		$0.16

RESULTS OF OPERATIONS
     Total revenues increased $22.2 million, or 30.2%, to $95.9 million for the quarter-ended June 30, 2005, compared with $73.6 million for the second quarter of 2004.
     Systems and services revenues increased $23.0 million, or 33.5%, to $91.6 million for the quarter-ended June 30, 2005, compared with $68.6 million for the second quarter of 2004. Systems and services revenues increased primarily as a result of an increase in revenues generated under long-term contracts including increases in software, software maintenance, outsourcing and remote hosting. These revenues, which are generally recognized ratably over the term of the respective agreements, increased by $14.6 million, or 30.1%. The increase in these revenues was associated with incremental revenues related to contracts that were entered into during the second half of 2004 and Q1 2005 and progress made on customer implementations. Additionally, in conjunction with these contracts, professional services revenues, which include implementation and consulting services, were $21.2 million, an increase of $6.6 million, or 45.6%. The increase in professional services was driven by a higher level of revenues associated with customer activations and ongoing consulting projects at numerous customer sites. A significant level of the activity was associated with the activation of our clinical software suite which includes Sunrise Clinical Manager 3.5 XA and 4.0 XA. The release of these products occurred in June 2004 and March 2005, respectively. These releases of our product contained incremental functionality of our core clinical offering which includes an electronic medical record and computerized physician order entry. Additionally, these offerings expanded the workflow capabilities of our software products to enable the software to function within the ambulatory, emergency department and medication management venues of care. The increase in volume of professional services is expected to continue throughout the remainder of 2005 as a significant number of our customers continue to activate our applications. Our continued growth in systems and services revenues in 2006 will require increased sales in the second half of 2005.
     Hardware revenues decreased $738,000, or 14.6%, to $4.3 million for the quarter-ended June 30, 2005, compared with $5.0 million for the second quarter of 2004. Hardware revenues in 2005 are expected to remain at levels that are lower than 2004 as a significant number of customers purchased hardware in the prior year based on the scheduled activation of their respective implementations. Additionally, sales volumes of hardware decreased as some customers have elected to obtain remote hosting services from us in lieu of hardware purchases in connection with the purchase of our applications.
     Costs of systems and services revenues increased $13.5 million, or 32.2%, to $55.2 million, for the quarter-ended June 30, 2005, compared to $41.8 million for the second quarter of 2004. Gross margins on systems and services revenues were 39.7% for the quarter-ended June 30, 2005, compared to 39.1% for the second quarter of 2004. The increase in costs of systems and services revenues was primarily a result of incremental costs associated with higher levels of outsourcing and remote hosting revenues. Additionally, costs in the quarter increased as a result of a higher level of third party consulting costs used to supplement the delivery of implementation and consulting services on our customer projects. Furthermore, the amortization of capitalized software development costs increased by $2.0 million primarily as a result of the releases of our clinical product suite in 2004 and 2005.
     Costs of hardware revenues decreased $780,000, or 18.0%, to $3.6 million for the quarter-ended June 30, 2005, compared to $4.3 million for the second quarter of 2004. Gross margins on hardware revenues were 17.4% in the second quarter of 2005 and 14.1% in the second quarter of 2004. The decrease in the costs of hardware revenues was a result of lower hardware volume.
     Sales and marketing expenses increased $738,000 or 4.8%, to $16.2 million for the quarter-ended June 30, 2005, compared to $15.5 million for the second quarter of 2004. The increase in sales and marketing expenses was primarily related to an increase in payroll, training and travel costs.
     Research and development expenses decreased $562,000, or 3.9%, to $14.0 million, for the quarter-ended June 30, 2005, compared to $14.5 million for the second quarter of 2004. Research and development costs decreased as a result of a $1.3 million reduction in expenditures, offset by lower capitalized software development costs. Capitalized software development costs were $3.2 million in the quarter-ended June 30, 2005 compared to $3.9 million in the quarter-ended June 30, 2004. The higher level of capitalized software development costs in 2004 was due to increased costs associated with coding, testing and other activities associated with the release of Sunrise Clinical Manager 3.5 XA, which was made generally available in June 2004. In 2005, the capitalized software development costs relate to activities associated with our Sunrise Clinical Manger 4.5 XA release which is scheduled for general availability in the fourth quarter of 2005. Amortization of capitalized software development costs, which is included as a component of costs of systems and services revenues, increased by approximately $2.0 million, to $3.9 million for the three months ended June 30, 2005, compared to $1.9 million for second quarter of 2004. The increase in amortization is the result of releases of Sunrise Clinical Manager 3.5 XA and 4.0 XA.
     General and administrative expenses increased $2.1 million, or 47.7%, to $6.5 million for the quarter-ended June 30, 2005, compared to $4.4 million for the second quarter of 2004. Included in general and administrative expenses is $2.2 million of costs associated with the transition of our prior Chief Executive Officer. Without these costs, general and administrative expenses in the quarter-ended June 30, 2005 were essentially unchanged.
     Depreciation and amortization increased $288,000, or 8.7%, to $3.6 million, for the quarter-ended June 30, 2005, compared to $3.3 million, for the second quarter of 2004. The increase was primarily the result of higher depreciation related to fixed assets purchased in our continued effort to expand our research and development infrastructure and to increase capacity at our Technology Solutions Center.
     Interest income increased $494,000, or 219.6%, to $719,000 for the quarter-ended June 30, 2005, compared to $225,000 for the second quarter of 2004. The increase was due to a significant improvement in yields resulting from higher interest rates in the quarter.
     As a result of these factors, we had a net loss of $2.5 million for the quarter-ended June 30, 2005, compared to a net loss of $10.0 million for the second quarter in 2004.

SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO SIX MONTHS ENDED JUNE 30, 2004
Eclipsys Corporation
Statement of Operations Data — Unaudited
(in thousands)

	Six Months Ended June 30,
		% of Total		% of Total
	2005	Revenues	2004	Revenues	Change $	Change %
Revenues
Systems and services	$174,685	96.9%	$130,404	91.8%	$44,281	34.0%
Hardware	5,615	3.1%	11,623	8.2%	(6,008)	-51.7%

Total revenues	180,300	100.0%	142,027	100.0%	38,273	26.9%

Costs and expenses
Costs of systems and services revenues	107,513	59.6%	81,133	57.1%	26,380	32.5%
Costs of hardware revenues	4,658	2.6%	9,971	7.0%	(5,313)	-53.3%
Sales and marketing	34,372	19.1%	31,399	22.1%	2,973	9.5%
Research and development	26,550	14.7%	29,273	20.6%	(2,723)	-9.3%
General and administrative	10,867	6.0%	7,576	5.3%	3,291	43.4%
Depreciation and amortization	7,266	4.0%	6,377	4.5%	889	13.9%

Total costs and expenses	191,226	106.1%	165,729	116.7%	25,497	15.4%

Loss from operations	(10,926)	-6.1%	(23,702)	-16.7%	12,776	53.9%
Interest income, net	1,280	0.7%	679	0.5%	601	88.5%

Loss before income taxes	(9,646)	-5.3%	(23,023)	-16.2%	13,377	58.1%
Provision for income taxes	—		—

Net loss	$(9,646)	-5.3%	$(23,023)	-16.2%	$13,377	58.1%

Basic net loss per share	$(0.20)		$(0.50)		$0.30

Diluted net loss per share	$(0.20)		$(0.50)		$0.30

RESULTS OF OPERATIONS
     Total revenues increased $38.3 million, or 26.9%, to $180.3 million for the six months ended June 30, 2005, compared with $142.0 million for the same period in 2004.
     Systems and services revenues increased $44.3 million, or 34.0%, to $174.7 million for the six months ended June 30, 2005, compared with $130.4 million for the same period in 2004. Systems and services revenues increased primarily as a result of an increase in revenues generated under long-term contracts including increases in software, software maintenance, outsourcing and remote hosting. These revenues, which are generally recognized on a monthly basis, increased by $27.2 million, or 28.5%. The increase in revenues was a result of higher revenues in connection with contracts entered into the second of half of 2004 and Q1 2005. Additionally, revenues related to our remote hosting offering increased as more customers have elected this service in lieu of purchasing hardware. Furthermore, systems and services revenues were favorably impacted by progress made in connection with customer implementations, which resulted in higher software and software maintenance revenues. Additionally, in connection with these long-term contracts, professional services revenues increased to $37.4 million, or 41.7%, an increase of $11.0 million. The increase in professional services was driven by a higher level of revenues associated with customer activations and ongoing consulting projects at numerous customer sites. A significant level of this activity was associated with the activation of our clinical software suite which includes Sunrise Clinical Manager 3.5 XA and 4.0 XA. The higher level of professional services is expected to continue throughout the remainder of 2005 as we continue to activate numerous customers on the newest releases of our software product. Our continued growth in systems and services revenues in 2006 will require increased sales in the second half of 2005.
     Hardware revenues decreased $6.0 million, or 51.7%, to $5.6 million for the six months ended June 30, 2005, compared with $11.6 million for the same period in 2004. As previously mentioned, 2005 hardware revenues are expected to remain at levels that are lower than 2004 due to the change in sales mix related to the purchase of remote hosting services in lieu of hardware purchases by our customers and a lower level of hardware volume associated with the status of customer implementations compared to the prior year.
     Costs of systems and services revenues increased $26.4 million, or 32.5%, to $107.5 million, for the six months ended June 30, 2005, compared to $81.1 million for the same period in 2004. Gross margins on systems and services revenues were 38.5% for the six months ended June 30, 2005, compared to 37.4% for the same period in 2004. The increase in costs of systems and services revenues was largely a result of incremental costs associated with higher levels of outsourcing and remote hosting revenues. Additionally, costs in the period increased as a result of a higher level of third party consulting costs used to supplement our delivery of services in connection with customer implementation and consulting projects. Furthermore, the amortization of capitalized software development costs increased by $3.3 million as a result of the releases of our clinical product suite in 2004 and 2005.
     Costs of hardware revenues decreased $5.3 million, or 53.3%, to $4.7 million for the six months ended June 30, 2005, compared to $10.0 million for the same period in 2004. Gross margins on hardware revenues were 17.0% in the six months ended June 30, 2005 and 14.2% in the same period in 2004. The decrease in the costs of hardware revenues was attributable to the decrease in hardware revenues discussed above.
     Sales and marketing expenses increased $3.0 million, or 9.5%, to $34.4 million for the six months ended June 30, 2005, compared to $31.4 million for the same period in 2004. The increase in sales and marketing expenses was primarily related to increases in payroll related costs including incentive compensation related costs, travel, training and costs associated with marketing events.
     Research and development expenses decreased $2.7 million, or 9.3%, to $26.6 million, for the six months ended June 30, 2005, compared to $29.3 million for the same period in 2004. The decrease in research and development expenses was primarily related to an increase in capitalized software development costs and lower overall expenditures. Capitalized software development costs increased to $9.6 million in 2005 compared to $8.5 million in 2004. The increase in capitalized software development costs was related to development efforts in connection with the release of Sunrise Clinical Manger 4.0 XA which was made generally available in March 2005 and activities associated with the completion of Sunrise Clinical Manager 4.5 XA which is currently scheduled to be released at the end of 2005.
     General and administrative expenses increased $3.3 million, or 43.4%, to $10.9 million for the six months ended June 30, 2005, compared to $7.6 million for the same period in 2004. As mentioned earlier, 2005 general and administrative expenses include $2.2 million of costs associated with the transition of our former Chief Executive Officer. Additionally, these expenses further increased as a result of incremental payroll related costs and professional services.
     Depreciation and amortization increased $889,000 or 13.9%, to $7.3 million, for the six months ended June 30, 2005, compared to $6.4 million, for the same period in 2004. The increase was primarily the result of higher depreciation related to computer purchases at our Technology Solutions Center and incremental amortization associated with acquisitions which were completed in 2004.
     Interest income increased $601,000, or 88.5%, to $1.3 million for the six months ended June 30, 2005, compared to $679,000 for the same period in 2004. The increase was due to an improvement in yields resulting from higher interest rates in the quarter.
     As a result of these factors, we had a net loss of $9.6 million for the six months ended June 30, 2005, compared to a net loss of $23.0 million for the same period in 2004.
LIQUIDITY AND CAPITAL RESOURCES
     During the quarter-ended June 30, 2005, operating activities generated $1.7 million of cash, primarily related to the collection of accounts receivables from customers and an overall improvement in our results of operations. Investing activities used $5.7 million of cash, primarily related to $3.2 million of capitalized software development costs and $2.2 million of capital expenditures. Financing activities provided $5.9 million of cash from the exercise of stock options. For the six months ended June 30, 2005, operating activities used $5.4 million of cash, primarily related to up-front costs in connection with a significant outsourcing contract, costs associated with the Chief Executive Officer transition and payments made in conjunction with prior year employee incentive compensation plans. These items were partially offset by improvements in our results of operations. Investing activities used $53.1 million of cash, primarily related to $9.6 million of capitalized software development costs, $6.3 million of capital expenditures and $37.2 million of purchases of marketable equity securities. Financing activities provided $7.6 million of cash from the exercise of stock options.
     As of June 30, 2005, our principal source of liquidity is our combined cash and marketable securities balance of $108.4 million. Our future liquidity requirements will depend on a number of factors including, among other things, the timing and volume of our new sales, the cost of our development efforts, the success and market acceptance of our future product releases, and other related items. As of June 30, 2005, we did not have any material commitments for capital expenditures. We believe that our current cash and marketable securities balances, combined with our anticipated cash collections from customers will be adequate to meet our liquidity requirements through 2005.
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
     These issues could harm our relationships with customers generally and our reputation in the marketplace. This announcement adversely affected our 2004 sales. Additionally, it is possible that this issue may continue to make sales more challenging for the affected SunriseXA applications.
Recent changes in our executive team could distract management and cause uncertainty that could result in delayed or lost sales
     On April 29, 2005, we announced that our Chairman, Eugene V. Fife, replaced Paul L. Ruflin as our President and Chief Executive Officer on an interim basis. At the same time, our board of directors announced that it had initiated a search for a new, long-term Chief Executive Officer. There can be no assurance that we will be able to recruit an appropriate candidate to become our long-term Chief Executive Officer in a timely manner. Any transition of this type could divert our management’s time and attention from the operation of our business and if we do not manage this process effectively, it could cause some level of uncertainty among our customers and potential customers that could lead to delays in closing new business or ultimately in lost sales.
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
Our software development efforts may not meet the demands of the market or commitments to our clients, which could adversely affect our results of operations
     We continuously strive to develop new software products, and improve our existing software products to add new features and functionality. We schedule and prioritize these development efforts according to a variety of factors, including our perceptions of market trends, client requirements, and resource availability. Our software is complex and requires a significant investment of time and resources to develop, test and introduce into use. Sometimes this takes longer than we expect. Sometimes we encounter unanticipated difficulties that require us to re-direct or scale-back our efforts. Sometimes we change our plans in response to changes in client requirements, market demands, resource availability, regulatory requirements, or other factors. All of this can result in acceleration of some initiatives and delay of others. If we make the wrong choices or do not manage our development efforts well, we may fail to produce software that responds appropriately to clients’ needs, and fail to meet commitments to clients regarding delivery of new or enhanced features and functionality. We have experienced such failures and previous or potential failures of this kind can impair existing customer relationships and new sales, which in turn could have a material adverse effect upon our results of operations.

Given the length of our sales and implementation cycles, if a significant number of our customers delay implementation, our future operating results may suffer
     We have experienced long sales and implementation cycles. How and when to implement, replace, expand or substantially modify an information system, or modify or add business processes, are major decisions for hospitals, our target customer market. Furthermore, our software generally requires significant capital expenditures by our customers. The sales cycle for our software ranges from 6 to 18 months or more from initial contact to contract execution. Historically, our implementation cycle has ranged from 6 to 36 months from contract execution to completion of implementation. During the sales and implementation cycles, we will expend substantial time, effort and financial resources preparing contract proposals, negotiating the contract and implementing the software. We may not realize any revenues to offset these expenditures and, if we do, accounting principles may not allow us to recognize the revenues during corresponding periods. This could harm our future operating results. Additionally, any decision by our customers to delay purchasing or implementing our products may adversely affect our revenues.
Implementation costs may exceed expectations, which can negatively affect our margins
     Some of our software is complex and our implementations may require substantial investments of time and resources by us and our customers. Each customer’s circumstances may include unforeseen issues that make it more difficult or costly than anticipated to implement our software. We may fail to project, price or manage our implementation services correctly, resulting in losses of margin and inefficient use of our implementation staff, which could have a material adverse affect upon our results of operations.
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
We have a history of operating losses and we cannot predict future profitability
     For the first half of 2005, we had a net loss of $9.6 million. We had a net loss of $32.6 million for the year ended December 31, 2004. We also had net losses of $56.0 million in 2003, $29.8 million in 2002, $34.0 million in 2000, $9.4 million in 1999, and $35.3 million in 1998. In 2001, we had net income of $4.4 million, although we had a loss from operations of $1.6 million. We may continue to incur net losses and cannot predict when, or if, we will be profitable in the future.
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
     It is difficult to predict the timing of revenues that we receive from product sales, because the sales cycle can vary depending upon several factors. These include the size and terms of the transaction, the changing business plans of the customer, the effectiveness of the customer’s management, general economic conditions and the regulatory environment. In addition, the timing of our revenue recognition could vary considerably depending upon the extent to which our customers elect to license our products under arrangements under which revenues are recognized monthly. Generally, less revenue is recognized under these arrangements during the first 12 to 24 months compared to our traditional licensing arrangements. We also continue to offer contracts using our traditional licensing arrangements. Because a significant percentage of our expenses are relatively fixed, a variation in the timing of sales and implementations could cause significant variations in operating results from quarter to quarter. We believe that period-to-period comparisons of our historical results of operations are not necessarily meaningful. Investors should not rely on these comparisons as indicators of future performance.
Because in many cases we recognize revenues for our software monthly over the term of a customer contract, downturns or upturns in sales will not be fully reflected in our operating results until future periods
     We recognize a significant portion of our revenues from customers monthly over the terms of their agreements, which are typically 7 years and can be up to 10 years. As a result, much of the revenues that we report each quarter are attributable to agreements executed during prior quarters. Consequently, a decline in sales, client renewals, or market acceptance of our products in one quarter will not necessarily be reflected in lower revenues in that quarter, and may negatively affect our revenues and profitability in future quarters. In addition, we may be unable to adjust our cost structure to compensate for these reduced revenues. This monthly revenue recognition also makes it difficult for us to rapidly increase our revenues through additional sales in any period, as revenues from new customers must be recognized over the applicable agreement term.
We operate in an intensely competitive market that includes companies that have greater financial, technical and marketing resources than we do
     We operate in a market that is intensely competitive. Our principal competitors include Cerner Corporation, Epic Systems Corporation, GE Medical Systems, IDX Systems Corporation, McKesson Corporation, QuadraMed and Siemens AG. We also face competition from providers of practice management systems, general decision support, database systems and other segment-specific applications, as well as from healthcare IT consultants. A number of existing and potential competitors are more established than we are, and have greater name recognition and financial, technical and marketing resources than we do. We expect that competition will continue to increase, which could lead to a loss of market share or pressure on our prices and could make it more difficult to grow our business profitably.
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
     If we fail to comply with applicable requirements, the FDA could respond by imposing fines, injunctions or civil penalties, requiring recalls or product corrections, suspending production, refusing to grant pre-market clearance or approval of products, withdrawing clearances and approvals, and initiating criminal prosecution. Any FDA policy governing computer products or content, may increase the cost and time to market of new or existing products or may prevent us from marketing our products.
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
     Federal regulations under the Health Insurance Portability and Accountability Act of 1996, or HIPAA, imposes national health data standards on healthcare providers that conduct electronic health transactions, healthcare clearinghouses that convert health data between HIPAA-compliant and non-compliant formats and health plans. Collectively, these groups are known as covered entities. The HIPAA standards prescribe transaction formats and code sets for electronic health transactions; protect individual privacy by limiting the uses and disclosures of individually identifiable health information; and require covered entities to implement administrative, physical and technological safeguards to ensure the confidentiality, integrity, availability and security of individually identifiable health information in electronic form. Though we are not a covered entity, most of our customers are and require that our software and services adhere to HIPAA standards. Any failure or perception of failure of our products or services to meet HIPAA standards could adversely affect demand for our products and services and force us to expend significant capital, research and development and other resources to modify our products or services to address the privacy and security requirements of our customers.
     States and foreign jurisdictions in which we or our customers operate have adopted, or may adopt, privacy standards that are similar to or more stringent than the federal HIPAA privacy standards. This may lead to different restrictions for handling individually identifiable health information. As a result, our customers may demand information technology solutions and services that are adaptable to reflect different and changing regulatory requirements which could increase our development costs. In the future, federal or state governmental authorities may impose new data security standards or additional restrictions on the collection, use, transmission and other disclosures of health information. We cannot predict the potential impact that these future rules, may have on our business. However, the demand for our products and services may decrease if we are not able to develop and offer products and services that can address the regulatory challenges and compliance obligations facing our customers.
Our products and content are used to assist clinical decision-making and provide information about patient medical histories and treatment plans; If our products fail to provide accurate and timely information or the treatment methodologies suggested by our content are faulty, our customers could assert claims against us that could result in substantial cost to us, harm our reputation in the industry and cause demand for our products to decline
     We provide products and embedded content that assist in clinical decision-making, suggest treatment methodologies, provide access to patient medical histories and assist in creating patient treatment plans. If our software fails to provide accurate and timely information, or if treatment methodologies utilizing our content or practice guidelines is determined to be faulty, customers could assert liability claims against us. Litigation with respect to liability claims, regardless of its outcome, could result in substantial cost to us, divert management’s attention from operations and decrease market acceptance of our products. We attempt to limit by contract our liability for damages arising from negligence, errors or mistakes. In addition, we require that our customers approve all system rules and protocols. Despite these precautions, the limitations of liability set forth in our contracts may not be enforceable or may not otherwise protect us from liability for damages. We maintain general liability insurance coverage, including coverage for errors or omissions. However, this coverage may not continue to be available on acceptable terms or may not be available in sufficient amounts to cover one or more large claims against us. In addition, the insurer might disclaim coverage as to any future claim. One or more large claims could exceed our available insurance coverage.
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
Section 203 of the Delaware corporate statute may inhibit potential bids to acquire our company. We are subject to the anti-takeover provisions of the Delaware General Corporation Law which prohibits us from engaging, under specified circumstances, in a business combination with any interested stockholder for three years following the date that the interested stockholder became an interested stockholder, unless our board of directors or a supermajority of our uninterested stockholders agree. For purposes of Delaware law, a business combination includes a merger or consolidation involving us and the interested stockholder, and the sale of more than 10% of our assets. In general, Delaware law defines an interested stockholder as any holder beneficially owning 15% or more of the outstanding voting stock of a corporation and any entity or person affiliated with or controlling or controlled by the holder.
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
     Annualized interest income based upon hypothetical values for cash and marketable securities combined balances and interest rates:*

	Combined cash and cash equivalents and
Hypothetical	marketable securities balances (in thousands)
Interest Rate	$100,000	$110,000	$120,000
1.5%	1,500	1,650	1,800
2.0%	2,000	2,200	2,400
2.5%	2,500	2,750	3,000
3.0%	3,000	3,300	3,600
3.5%	3,500	3,850	4,200
4.0%	4,000	4,400	4,800

*	(This sensitivity analysis is not a forecast of future interest income.)
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
     We do not currently enter into foreign currency hedge transactions. Through June 30, 2005, foreign currency fluctuations have not had a material impact on our financial position or results of operations.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure and Controls and Procedures in Internal Control Over Financial Reporting
      Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of June 30, 2005. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives of ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. There is no assurance that our disclosure controls and procedures will operate effectively under all circumstances. Based upon the evaluation described above, our chief executive officer and chief financial officer concluded that, as of June 30, 2005, our disclosure controls and procedures were effective at the reasonable assurance level.
      No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2005.

PART II.
ITEM 1. LEGAL PROCEEDINGS
     We and our subsidiaries are from time to time parties to legal proceedings, lawsuits and other claims incident to their business activities. Such matters may include, among other things, assertions of contract breach, claims for indemnity arising in the course of our business and claims by persons whose employment has been terminated. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, management is unable to ascertain the ultimate aggregate amount of monetary liability, amounts which may be covered by insurance or recoverable from third parties, or the financial impact with respect to these matters as of the date of this report. However, based on our knowledge at the time of this report, management believes that the final resolution of such matters pending at the time of this report, individually and in the aggregate, will not have a material adverse effect upon our consolidated financial position, results of operations or cash flows.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
(a) The Annual Meeting of Stockholders was held on June 29, 2005.
(b) Two Class 1 directors were elected to serve for a term of three years ending at the 2008 annual meeting of stockholders. The two Class 1 directors are Eugene V. Fife and Braden R. Kelley. Continuing directors included two Class 2 directors, Steven A. Denning and Jay B. Pieper, and two Class 3 directors, Dan L. Crippen and Edward A. Kangas.
(c) The following describes the voting on each matter considered at the meeting.

		Votes
		Against or		Broker
Matter	Votes For	Withheld	Abstain	Non-votes
1. Election of Directors

Eugene V. Fife	42,799,388	1,467,398

Braden R. Kelley	43,801,702	465,084

2. Approval of the Company’s 2005 Stock Incentive Plan and authorization for issuance of 2,000,000 new shares of the Company’s common stock there under, plus up to an additional 8,328,635 shares previously approved and available under predecessor plans.	27,689,823	8,541,289	87,979	7,947,695

3. Approval of the Company’s 2005 Employee Stock Purchase Plan and authorization for issuance of 1,000,000 shares of the Company’s common stock there under.	35,852,908	394,323	71,860	7,947,695

4. Ratification of the selection of PricewaterhouseCoopers LLP as the Company’s registered public accounting firm for the fiscal year ending December 31, 2005.	44,065,553	165,735	35,498

ITEM 6. EXHIBITS
     Exhibits: See Index to exhibits.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ECLIPSYS CORPORATION
Date: August XX, 2005	/s/ Robert J. Colletti
Robert J. Colletti
Senior Vice President and Chief Financial Officer (Principal financial officer and duly authorized officer)

ECLIPSYS CORPORATION
EXHIBIT INDEX

Exhibit
Number		Description
3.1	(1)	Third Amended and Restated Certificate of Incorporation of Eclipsys Corporation
3.2	(3)	Certificate of Designation of Series A Junior Participating Preferred
3.3	(2)	Amended and Restated Bylaws of Eclipsys Corporation
4.1	(3)
Rights Agreement dated July 26, 2000 by and between Eclipsys Corporation and Fleet National Bank, as Rights Agent, which includes as Exhibit A, the Form of Certificate of Designation, as Exhibit B, the form of Rights Certificate, and as Exhibit C, the Summary of Rights to Purchase Preferred Stock.

10.1
Form of Restricted Stock Agreement to be used in connection with issuance of restricted stock to executive officers and members of the registrant’s board of directors under the Eclipsys Corporation 2005 Stock Incentive Plan

10.2		Form of Notice of Grant of Restricted Stock Agreement to be used in connection with issuance of restricted stock to executive officers under the Eclipsys Corporation 2005 Stock Incentive Plan
10.3
Form of Notice of Grant of Restricted Stock Agreement to be used in connection with issuance of restricted stock to members of the registrant’s board of directors under the Eclipsys Corporation 2005 Stock Incentive Plan

10.4		Form of Notice of Grant of Stock Option to be used in connection with grants of stock options to executive officers under the Eclipsys Corporation 2005 Stock Incentive Plan
10.5		Form of Notice of Grant of Stock Option to be used in connection with grants of stock options to members of the registrant’s board of directors under the Eclipsys Corporation 2005 Stock Incentive Plan
31.1		Rule 13a-14(a) Certification of Eugene V. Fife
31.2		Rule 13a-14(a) Certification of Robert J. Colletti
32.1		Rule 13a-14(b) Certification of Eugene V. Fife
32.2		Rule 13a-14(b) Certification of Robert J. Colletti
(1) Previously filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 000-24539 and incorporated herein by reference.
(2) Previously filed with the Registrant’s Registration Statement on Form S-1, as amended (Registration No. 333-50781) and incorporated herein by reference.
(3) Previously filed with the Company’s Current Report on Form 8-K filed August 8, 2000 and incorporated herein by reference.