Form 10-Q
period 2005-09-30
ECLIPSYS CORP
filed 2005-11-09
CIK 1034088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

COMMISSION FILE NUMBER: 000-24539

ECLIPSYS CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	65-0632092
(State of Incorporation)	(IRS Employer Identification Number)

1750 Clint Moore Road
Boca Raton, Florida
33487
(Address of principal executive offices)

561-322-4321
(Telephone number of registrant)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing for the past 90 days. Yes☑ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes☑ No ☐

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Shares outstanding as of October 31, 2005

Common Stock, $.01 par value	48,917,589

ECLIPSYS CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2005

PART I

ITEM 1.
ECLIPSYS CORPORATION
Condensed Consolidated Balance Sheets - (Unaudited)
(In thousands, except share and per share data)

	September 30,	December 31,
	2005	2004

Assets
Current assets:
Cash and cash equivalents	$23,439	$122,031
Marketable securities	83,643	-
Accounts receivable, net of allowance for doubtful accounts of $4,821 and $4,952
at September 30, 2005 and December 31, 2004	75,195	64,862
Prepaid and other current assets	18,373	15,586
Inventory	2,134	1,644
Total current assets	202,784	204,123

Property and equipment, net	37,578	35,002
Capitalized software development costs, net	33,551	29,819
Goodwill	4,371	2,863
Acquired technology and intangible assets, net	3,813	4,690
Other assets	22,397	14,923
Total assets	$304,494	$291,420

Liabilities and Stockholders' Equity
Current liabilities:
Deferred revenue	$106,453	$106,804
Other current liabilities	33,187	32,587
Accrued compensation	14,386	12,738
Total current liabilities	154,026	152,129

Deferred revenue	17,809	15,892

Other long-term liabilities	1,258	122

Stockholders' Equity	131,401	123,277

	$304,494	$291,420

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ECLIPSYS CORPORATION
Condensed Consolidated Statements of Operations - (Unaudited)
(In thousands, except share amounts)

	THREE MONTHS		NINE MONTHS
	ENDED SEPTEMBER 30,		ENDED SEPTEMBER 30,
	2005	2004	2005	2004
REVENUES
Systems and services	$94,806	$71,352	$269,491	$201,756
Hardware	3,046	8,463	8,660	20,086

TOTAL REVENUES	97,852	79,815	278,151	221,842

COSTS AND EXPENSES
Costs of systems and services revenues	56,776	42,694	165,601	124,079
Costs of hardware revenues	2,575	7,311	7,233	17,282
Sales and marketing	14,076	15,207	47,136	46,356
Research and development	12,726	15,032	39,276	44,306
General and administrative	3,840	3,281	14,707	10,856
Depreciation and amortization	3,625	3,355	10,891	9,731

TOTAL COSTS AND EXPENSES	93,618	86,880	284,844	252,610

INCOME (LOSS) FROM OPERATIONS	4,234	(7,065)	(6,693)	(30,768)
Interest income, net	865	415	2,146	1,094

INCOME (LOSS) BEFORE INCOME TAXES	5,099	(6,650)	(4,547)	(29,674)

Provision for income taxes	-	-	-	-

NET INCOME (LOSS)	$5,099	$(6,650)	$(4,547)	$(29,674)

BASIC NET INCOME (LOSS) PER COMMON SHARE	$0.11	$(0.14)	$(0.10)	$(0.64)

DILUTED NET INCOME (LOSS) PER COMMON SHARE	$0.10	$(0.14)	$(0.10)	$(0.64)

BASIC WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	48,304	46,671	47,751	46,459

DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	51,316	46,671	47,751	46,459

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ECLIPSYS CORPORATION
Condensed Consolidated Statements of Cash Flows - (Unaudited)
(In thousands)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2005	2004	2005	2004
OPERATING ACTIVITIES
Net Income (loss)	$5,099	$(6,650)	$(4,547)	$(29,674)
Adjustments to reconcile net income (loss) to net cash provided by
(used in) operating activities:
Depreciation and amortization	8,319	7,468	24,425	19,719
Provision for bad debts	450	350	1,500	1,350
Stock compensation expense	570	132	1,720	293
Changes in operating assets and liabilities:
Accounts receivable	(10,697)	(8,195)	(11,832)	(8,301)
Inventory	(462)	(247)	(490)	(1,395)
Other current assets	(450)	(1,705)	(2,787)	1,434
Other assets	38	(350)	(9,882)	(2,800)
Deferred revenue	3,322	13,550	1,567	13,819
Accrued compensation costs	(1,765)	(2,790)	1,998	(4,297)
Other current liabilities	4,345	521	600	(480)
Other long-term liabilities	(8)	(12)	1,135	(549)
Total adjustments to reconcile net income (loss)
to net cash provided by (used in) operating activities	3,662	8,722	7,954	18,793
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	8,761	2,072	3,407	(10,881)

INVESTING ACTIVITIES
Purchases of property and equipment	(6,493)	(3,854)	(12,809)	(10,649)
Purchases of marketable securities	(182,060)	(10,867)	(341,906)	(175,866)
Proceeds from sales of marketable securities	135,570	10,748	258,282	134,929
Capitalized software development costs	(5,003)	(2,084)	(14,637)	(10,603)
Cash paid for acquisitions	(926)	-	(946)	(2,500)
NET CASH USED IN INVESTING ACTIVITIES	(58,912)	(6,057)	(112,016)	(64,689)

FINANCING ACTIVITIES
Exercise of stock options	2,296	1,278	9,919	4,192
Proceeds from employee stock purchase plan	-	-	-	1,664
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,296	1,278	9,919	5,856

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	29	106	117	86

NET DECREASE IN CASH AND CASH EQUIVALENTS	(47,826)	(2,601)	(98,573)	(69,628)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	71,265	84,656	122,031	151,683
CASH AND CASH EQUIVALENTS, END OF PERIOD	$23,439	$82,055	$23,458	$82,055

SUPPLEMENTAL DISCLOSURE
Non-cash investing activities:
Issuance of shares for acquisition	$-	$-	$-	$2,500
Contingent purchase price of eSys and CPMRC	$913	$-	$1,275	$-

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

    The results of operations for the nine months ended September 30, 2005 are not necessarily indicative of annual results. The Company manages its business as one reportable segment.

    The unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and the notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 that was filed with the SEC on March 16, 2005.

2. ACQUISITIONS

    In March 2004, we acquired CPM Resource Center, Ltd., or CPMRC. CPMRC provides consulting services and clinical content designed principally to improve and enhance the care process primarily related to the workflow of nurses and interdisciplinary healthcare professionals. At closing, we paid $2.5 million in cash and issued 184,202 shares of common stock for CPMRC, for a total initial consideration of $5.0 million. The transaction provided for additional earn-out payments to the prior owner of CPMRC through 2008 based on future operating results. The earn-out consideration is payable half in cash and half in shares of our common stock. The number of shares of the common stock to be issued, if any, will be based upon the average of the last reported sale prices of our common stock on the NASDAQ National Market for the five consecutive trading days ending on the trading day that is one day prior to the date on which the earn-out consideration is paid. The operating results of CPMRC have been combined with those of Eclipsys since the date of acquisition. We did not present unaudited pro forma results of operations of Eclipsys and CPMRC for the nine months ended September 30, 2004 because our pro forma results for this period would not be materially different from our actual results.

    As a result of the CPMRC acquisition, we originally recorded approximately $1.7 million in non-amortizable goodwill and $3.2 million in amortizable intangible assets. Since the date of acquisition we have recorded an additional $1.4 million in non-amortizable goodwill related to the earn-out provisions of the agreement. The first such earn-out payment, totaling $723,000 was paid in the quarter ended September 30, 2005. Amortizable intangible assets include customer relationships and acquired technology, and are being amortized over seven- and five-year periods, respectively, which we believe reflects the estimated expected utility of these assets. The non-amortizable goodwill is not tax deductible. The increase in non-amortizable goodwill recorded during the period ended September 30, 2005 reflects approximately $700,000 of incremental consideration that the prior owner earned in the third quarter of 2005 as part of the earn-out provisions of the agreement. All consideration paid under the earn-out provisions of the agreement will be recorded as non-amortizable goodwill.

    In December of 2004, we acquired eSys Medical Inc. (eSys). eSys develops and markets radiology information systems (RIS). We paid $2.3 million in cash consideration for the eSys acquisition. The transaction provided for two additional payments to the prior owners of eSys related to certain milestones in connection with future development efforts of the acquired technology. The first payment, totaling $750,000 and payable 25% in cash and 75% in our common stock, was earned during the quarter ended September 30, 2005. The second payment, which is worth $1.75 million to the former owners of eSys and also payable 25% in cash and 75% in our common stock, is pending based on attainment of the defined milestone in the purchase agreement between Eclipsys and the former owners. As of September 30, 2005, this milestone has not been met. Additionally, the agreement contains an earn-out provision in which the prior owners can earn up to an additional $5.0 million in future consideration based on sales of the acquired technology through 2008, payable in shares of our common stock. Since the date of acquisition, the prior owners of eSys have earned approximately $58,000, paid in cash, related to sales of the acquired technology. The number of shares of our common stock issued as earn-out consideration will be based on the average closing prices of our common stock on the NASDAQ National Market for the calendar quarter preceding the payment of the earn-out consideration.

    As a result of the eSys acquisition, we originally recorded approximately $2.0 million in amortizable intangible assets. These amortizable intangible assets include customer relationships ($1.1 million) and acquired technology ($914,000), which are being amortized over five- and three-year periods, respectively. We believe these amortization periods reflect the estimated expected utility of these assets. The operating results of eSys have been combined with those of Eclipsys since the date of acquisition. We did not present unaudited pro forma results of operations of Eclipsys and eSys for the three and nine months ended September 30, 2004 because our pro forma results for this period would not be materially different from our actual results. The majority of future consideration, if earned, will be recorded as non-amortizable goodwill.

    With respect to the acquisitions of CPMRC and eSys, we assigned the total purchase price to the net assets and liabilities of the businesses, with any remaining amount assigned to goodwill. The value assigned to the identifiable intangible assets was based on an analysis as of the date of acquisitions.

3. STOCK-BASED COMPENSATION

    The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations. Under this method, compensation cost for stock options is measured as the excess, if any, of the estimated market price of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock. Accordingly, the Company provides the additional disclosures required under Statement of Financial Accounting Standards, or SFAS No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148 “Accounting for Stock-Based Compensation - Transition and Disclosure.”

    The Company has adopted the disclosure-only provision of SFAS 123. Had compensation cost for the Company’s stock option grants described above been determined based on the fair value at the grant date of the respective awards, consistent with the provisions of SFAS 123, the Company’s net income (loss) and earnings (loss) per share would have been the pro forma amounts indicated below for the three month and nine month periods ended September 30, (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Net Income (Loss):
As reported	$5,099	$(6,650)	$(4,547)	$(29,674)
Add: Stock-based employee compensation expense included
in reported net income (loss), net of related tax effects	570	132	1720	293
Deduct: Total stock-based compensation expense determined
under fair value based method for all awards, net of related tax effects	(2,331)	(2,147)	(8,142)	(7,627)
Pro forma	3,338	(8,665)	(10,969)	(37,008)
Basic net income (loss) per share:
As reported	0.11	(0.14)	(0.10)	(0.64)
Pro forma	0.07	(0.19)	(0.23)	(0.80)
Diluted net income (loss) per share:
As reported	0.10	(0.14)	(0.10)	(0.64)
Pro forma	0.07	(0.19)	(0.23)	(0.80)

4. MARKETABLE SECURITIES

Security Type	September	December
(in thousands)	30, 2005	31, 2004

Auction Rate Securities:
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	$46,577	$-
Debt securities issued by states of the United States and political subdivisions of the states	23,280	-
	69,857	-
Other Securities:
Government Bonds/Agencies	5,999	-
Other debt securities	7,787	-
Total	$83,643	$-

    Marketable securities consist of funds that are highly liquid and are classified as available-for-sale. Marketable securities are recorded at a fair value, and unrealized gains and losses are recorded as a component of other comprehensive income.

    As of September 30, 2005, all marketable securities except for auction rate securities have a maturity of less than 2 years. Auction rate securities of $69.9 million held at September 30, 2005 have an underlying maturity of greater than ten years, but typically have an interest rate reset feature every 30 days pursuant to which we can sell or reset the interest rate on the security. At September 30, 2005, we believe that these investments are considered a part our working capital and are appropriately classified as current assets.

    In an effort to increase our interest income we moved excess cash from money market investment to marketable securities, which include auction rates securities and government bonds. We do not foresee any additional risks and the funds remain highly liquid.

    For the three and nine months ended September 30, 2004, we revised our statements of cash flows to reflect the maturities and purchases of marketable securities in cash flows from investing activities for the three and nine months ended September 30, 2004 as follows (in thousands):

Three months ended September 30, 2004
	Previously		As
	Reported	Reclass	Reclassified
Maturities of short-term investments securities	$-	$10,748	$10,748
Purchases of short-term investments securities	(119)	$(10,748)	$(10,867)
Net change	$(119)	$-	$(119)

Nine months ended September 30, 2004
	Previously		As
	Reported	Reclass	Reclassified
Maturities of short-term investments securities	$-	$134,929	$134,929
Purchases of short-term investments securities	(40,937)	$(134,929)	$(175,866)
Net change	$(40,937)	$-	$(40,937)

5. ACCOUNTS RECEIVABLE

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

    In addition, we maintain certain long-term contracts used to finance a portion of certain customer hardware and software fees owed. These arrangements generally provide for payment terms that range from 3 to 5 years and carry interest rates that range from 7% to 10%. Such amounts are recorded as non-current unbilled accounts receivable. The non-current portion of amounts due related to these arrangements was $1.2 million and $1.1 million as of September 30, 2005 and December 31, 2004, respectively, and is included in other assets in the accompanying financial statements. The current portion of amounts due related to these arrangements is included in accounts receivable in the accompanying financial statements. Accounts receivable was composed of the following (in thousands):

	September 30, 2005	December 31, 2004
Accounts Receivable:
Billed accounts receivable, net	$62,803	$53,698
Total unbilled accounts receivable, net	12,392	11,164
Total accounts receivable, net	$75,195	$64,862

6. WARRANTY RESERVE

The agreements that we use to license our software to our customers generally include a limited warranty providing that the product, in its unaltered form, will perform substantially in accordance with the related documentation. Through September 30, 2003, Eclipsys had not incurred any material warranty costs related to its products. Due to the response time issues that we identified during the fourth quarter of 2003, we recorded provisions related to warranty costs of $4.6 million to date. Warranty costs are charged to cost of systems and services revenues when they are probable and reasonably estimable. A summary of the activity in our warranty reserve was as follows (in thousands):

	2005	2004

Beginning Balance, January 1,	$ 2,057	$ 4,400
Provision for warranty	-	450
Provision reduction	-	(252)
Warranty utilized	(742)	(2,222)
Ending Balance September 30,	$1,315	$2,376

7. GOODWILL AND OTHER INTANGIBLE ASSETS

The components of goodwill and other intangible assets were as follows (in thousands):

	As of September 30, 2005			As of December 31, 2004
	Gross Carrying	Accumulated		Gross Carrying	Accumulated
	Amount	Amortization	Net Balance	Amount	Amortization	Net Balance

Amortized intangible assets:
Customer relationships	$4,335	$(1,182)	$3,153	$4,335	$(531)	$3,804
Acquired technology	914	(254)	660	914	(28)	886
Subtotal	$5,249	$(1,436)	$3,813	$5,249	$(559)	$4,690

Unamortized intangible assets:
Goodwill	$2,863	$-	$2,863	$454	$-	$454
Goodwill acquired during the period	1,508	-	1,508	2,409	-	2,409
Subtotal	$4,371	$-	$4,371	$2,863	$-	$2,863

Total goodwill and other intangibles	$9,620	$(1,436)	$8,184	$8,112	$(559)	$7,553

The estimated amortization for the next five fiscal years is as follows (in thousands):

	For the year ending December 31,
	2005			$289
	2006			1,155
	2007			1,130
	2008			851
	2009			340
	Thereafter			48
				$3,813

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

8. OTHER COMPREHENSIVE LOSS

The components of other comprehensive loss were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Net Income (Loss)	$5,099	$(6,650)	$(4,547)	$(29,674)
Foreign currency translation adjustment	29	106	117	86
Total comprehensive income (loss)	$5,128	$(6,544)	$(4,430)	$(29,588)

9. NET INCOME (LOSS) PER COMMON SHARE

    Net income (loss) per share is computed in accordance with SFAS No. 128, "Earnings Per Share."  We compute basic net income (loss) per share by dividing net income (loss) by the weighted average number of common shares outstanding for each period.  Diluted net income (loss) per share is based upon the addition of the effect of common stock equivalents (stock options and restricted stocks) to the denominator of the basic net income (loss) per share calculation using the treasury stock method, if their effect is dilutive.  The computation of net income (loss) per share for the three and nine months ended September 30, 2005 and 2004 is as follows (in thousands, except per share data):

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Basic earnings (loss) per share:
Income (loss) from continuing operations	$5,099	$(6,650)	$(4,547)	$(29,674)
Amount allocated to participating preferred stockholders	-	-	-	-
Income (loss) available to common stockholders - basic	$5,099	$(6,650)	$(4,547)	$(29,674)

Weighted average common shares outstanding	48,304	46,671	47,751	46,459
Basic earnings (loss) from continuing operations per share	0.11	(0.14)	(0.10)	(0.64)

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$5,099	$(6,650)	$(4,547)	$(29,674)
Amount allocated to participating preferred stockholders	-	-	-	-
Income (loss) available to common stockholders - diluted	$5,099	$(6,650)	$(4,547)	$(29,674)

Weighted average common shares outstanding	48,304	46,671	47,751	46,459
Weighted average effect of common stock equivalents:
Stock options outstanding	2,490	-	-	-
Restricted stock outstanding	522	-	-	-
Weighted average diluted shares outstanding	51,316	46,671	47,751	46,459
Diluted earnings (loss) from continuing operations per share	$0.10	$(0.14)	$(0.10)	$(0.64)

10. NEW ACCOUNTING PRONOUNCEMENTS

    On December 16, 2004, the FASB issued SFAS No. 123R, “Share-Based Payment”, (SFAS 123R) which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). Statement 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and amends SFAS No. 95, “Statement of Cash Flows”. Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. SFAS 123R requires all share-based payments to employees to be recognized in the income statement over the corresponding service period based on their grant date fair values and also requires an estimation of forfeitures when calculating compensation expense. We must adopt SFAS 123R no later than January 1, 2006. SFAS 123R permits public companies to adopt its requirements using one of three methods. We have not yet determined which adoption method we will utilize, but we believe it will have an impact on our results of operations (footnote 3).

    In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”) which supersedes APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”. SFAS No. 154 changes the requirements for accounting for and reporting of changes in accounting principle. The statement requires the retroactive application to prior periods' financial statements of changes in accounting principles, unless it is impracticable to determine either the period specific effects or the cumulative effect of the change. SFAS No. 154 does not change the guidance for reporting the correction of an error in previously issued financial statements or the change in accounting estimate. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not believe SFAS No. 154 will have a significant impact on our consolidated financial position or results of operations.

11. LITIGATION

    The Company and its subsidiaries are from time to time parties to legal proceedings, lawsuits and other claims incident to their business activities. Such matters may include, among other things, assertions of contract breach or intellectual property infringement, claims for indemnity arising in the course of our business and claims by persons whose employment with us has been terminated. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, management is unable to ascertain the ultimate aggregate amount of monetary liability, amounts which may be covered by insurance or recoverable from third parties, or the financial impact with respect to these matters as of the date of this report. However, based on our knowledge at the time of this report, management believes that the final resolution of such matters pending at the time of this report, individually and in the aggregate, will not have a material adverse effect upon our consolidated financial position, results of operations or cash flows.

12. MANAGEMENT TRANSITION

    On April 29, 2005, we announced that Eugene V. Fife, our Chairman of the Board of Directors, had been named interim Chief Executive Officer (CEO) and President, replacing our prior CEO and President who had left the company. In connection with the transition of our prior CEO, we recorded severance and other transition related costs of approximately $2.2 million in the nine months-ended September 30, 2005.

    On October 20, 2005, we announced that the Board of Directors has appointed R. Andrew Eckert to replace Mr. Fife as CEO and President, effective as of November 14, 2005. Mr. Fife will continue as Chairman of the Board. Mr. Eckert’s employment commenced on October 24, 2005. He has entered into an employment agreement with the Company pursuant to which he is entitled to an annual salary of $650,000, a guaranteed bonus of $400,000 for 2006, and a performance-based bonus in subsequent years with a target payment of $400,000. In addition, Mr. Eckert’s compensation includes 150,000 restricted shares of Eclipsys common stock and non-qualified options to purchase up to 525,000 shares of Eclipsys common stock, all to be granted to him on November 14, 2005. The restricted stock has a purchase price of $.01 per share, is subject to contractual restrictions on transfer until vested, and vests over five years, with the first 20 percent vesting on December 1, 2006, and an additional 10 percent vesting each June 1 and December 1 thereafter for the following four years. The stock options have a 10-year term, an exercise price per share equal to the fair market value of Eclipsys common stock on the date of grant, and vest over five years, with the first 20 percent vesting on December 1, 2006, and the remaining 80 percent vesting in 48 equal consecutive monthly installments thereafter. Vesting of the restricted stock and stock options is contingent upon continued employment and is subject to acceleration under certain circumstances.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    This report contains forward-looking statements that are based on our current expectations, assumptions, estimates and projections about our company and our industry. When used in this report, the words “may”, “will”, “should”, “predict”, “continue”, “plans”, “expects”, “anticipates”, “estimates”, “intends”, “believe”, and “could”, and similar expressions are intended to identify forward-looking statements. These statements may include, but are not limited to, statements concerning our anticipated performance, including revenue, margin, cash flow, balance sheet and profit expectations; development and implementation of our software; duration, size, scope and revenue expectations associated with client contracts; benefits provided by Eclipsys software, outsourcing and consulting services; business mix; sales and growth in our client base; market opportunities; industry conditions; and our accounting, including its effects and potential changes in accounting.

    Actual results might differ materially from the results projected due to a number of risks and uncertainties. Software development may take longer and cost more than expected, and incorporation of anticipated features and functionality may be delayed, due to various factors including programming and integration challenges and resource constraints. We may change our product strategy in response to client requirements, market factors, resource availability, and other factors. Implementation of some of our software is complex and time consuming. Clients’ circumstances vary and may include unforeseen issues that make it more difficult or costly than anticipated to implement or derive benefit from software, outsourcing or consulting services. The success and timeliness of our services often depends at least in part upon client involvement, which can be difficult to control. We are required to meet specified performance standards, and contracts can be terminated or their scope reduced under certain circumstances. Competition is vigorous, and competitors may develop more compelling offerings or offer more aggressive pricing. New business is not assured and existing clients may migrate to competing offerings. Financial performance targets might not be achieved due to various risks, including slower-than-expected business development or new account implementation, or higher-than-expected costs to develop products, meet service commitments or sign new contracts. Our cash consumption may exceed expected levels if profitability does not meet expectations or strategic opportunities require cash investments. These and other risks and uncertainties are described in this report under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in our other filings made from time to time with the Securities and Exchange Commission. The cautionary statements made in this report should be read as being applicable to all related forward-looking statements wherever they appear. These statements are only predictions. We cannot guarantee future results, levels of activity, performance or achievements. We assume no obligation to publicly update or revise these forward-looking statements for any reason, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future. We nonetheless reserve the right to make such updates from time to time without the need for specific reference to this report. No such update shall be deemed to indicate that other statements not addressed by such updates remain correct or create an obligation to provide any other updates.

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

Background

    We were founded in December 1995 and initially grew through a series of strategic acquisitions completed in 1999. Our acquisitions were focused on acquiring strong customer bases and advanced software for the healthcare industry.

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

    In December of 2004, we acquired eSys Medical Inc. or eSys. eSys develops and markets radiology information systems, or RIS. We believe eSys’ RIS will enhance our diagnostic imaging solution and extend our clinical workflow solutions in radiology.

Product Development

    In June 1999, we began re-expressing the intellectual property that we acquired through acquisitions on a common platform to provide integrated software to our customers. In 1999, we announced the general availability of Sunrise Clinical Manager, or SCM, the first version of our Sunrise™ suite of software products. SCM provides advanced knowledge-based clinical decision-support capabilities including computerized physician order entry.

    In 2001, we announced our SunriseXA™ strategy. This strategy was to migrate our Sunrise suite of products to an open architecture and platform. Sunrise XA’s architecture is built on Microsoft’s .NET Framework, Microsoft SQL Server and the Microsoft Windows family of operating systems. In 2002 and 2003, we announced the general availability of certain components of our SunriseXA product offerings.

    In October 2003, we identified and announced response time issues within some components of the version of our next-generation core clinical software that we were developing at that time. Although some of the software components had been implemented in and were working at some customer sites, we determined that the software did not produce acceptable response times for complex, high-volume hospital environments. The response time issue resulted in a product delivery delay for some of our advanced clinical software functionality and also adversely affected the implementation schedules for a number of our customers. As previously disclosed, this announcement had an adverse effect on our sales for 2004.

    In June 2004, we released Sunrise Clinical Manager 3.5 XA and in March 2005 we released Sunrise Clinical Manager 4.0 XA. The general availability of these releases fulfilled key deliverables expected by our customers in connection with the earlier response time issue. These releases were consistent with our strategy and contained enhanced functionality as planned. Sunrise Clinical Manager 4.5 XA is scheduled for release in December 2005 - January 2006.

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

    The change in our contracting model has had a material affect on our business. Most notably, our revenues, gross margins, and cash flows have been affected by our adoption of this approach. Because the payments from our customers for software license fees are more evenly distributed over the term of the contract, our revenue from a particular transaction is recognized over a longer period of time compared to the traditional licensing model, while a significant portion of our operating expenses remain relatively fixed and are recognized early in the contract term. In some periods, our gross margins, operating margins, and cash flow from operating activities were negatively affected by lower upfront software payments. However, we believe that this contracting model provides for more predictable revenues on a year-over-year basis.

    During the quarter-ended June 30, 2005, we announced that Eugene V. Fife our Chairman of the Board of Directors had been named interim Chief Executive Officer and President. On October 20, 2005, we announced that the Board of Directors has appointed R. Andrew Eckert to replace Mr. Fife as CEO and President, effective as of November 14, 2005. Mr. Fife will continue in his role as Chairman of the Board of Directors of Eclipsys.

    We consumed cash in 2003, 2004 and the first three quarters of 2005, primarily because cash collections from new contract signings were not sufficient to offset our higher operating expenses. To fund our business, we used a portion of our cash on hand.

Operational Environment and Other Challenges for 2005

    During the fourth quarter of 2004, we experienced a slow down in sales transactions as a result of increasing competition within our sector, and this continued through the first half of 2005.  In particular, second quarter sales were disappointing.  Third quarter sales showed improvement over second quarter levels and fourth quarter prospects appear promising, but second half sales in the aggregate are unlikely to compensate fully for below-target sales in the second quarter.  Because new sales in 2005 are the primary source of

revenue growth for 2006, we anticipate that our revenues for 2006 will be somewhat less than our prior expectations.   Additionally, we have a significant number of customers scheduled to activate one or more modules of our software applications in the next several months. The successful implementation of these customers will be critical to our success. We are scheduled to release Sunrise Clinical Manager 4.5 XA, our newest version of our core clinical software, in December 2005 - January 2006.

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

    Many of our contracts with our customers are multiple element arrangements that provide for multiple software products, including the rights to future products we may offer within the software suites the customer purchases or rights to software versions that support different hardware or operating platforms, and that do not qualify as exchange rights. We refer to these arrangements as subscription contracts. Additionally, we sometimes enter into multiple element arrangements that do not include these rights to future products or platform protection rights. We refer to these arrangements as traditional software contracts. Finally, we offer many of our products and services on a stand-alone basis. Revenue under each of these arrangements is recognized as follows:

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

Warranty Reserve

    The agreements that we use to license our software generally include a limited warranty providing that our software, in its unaltered form, will perform substantially in accordance with the related documentation. Through September 30, 2003 we did not incur any material warranty costs related to our products. In October 2003, we identified and announced response time issues within some components of the version of our next-generation core clinical software that we were developing at that time. Although some of the software components had been implemented in and were working at some customer sites, we determined that the software did not produce acceptable response times for complex, high-volume hospital environments. The response time issue resulted in a product delivery delay for some of our advanced clinical software functionality and also adversely affected the implementation schedules for a number of our customers. In connection with this issue, we have recorded warranty provisions to date of $4.6 million.

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

THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2004
(In thousands except per share data)

	Three Months Ended September 30,
		% of Total		% of Total
	2005	Revenues	2004	Revenues	Change $	Change %

Revenues
Systems and services	$94,806	96.9%	$71,352	89.4%	$23,454	32.9%
Hardware	3,046	3.1%	8,463	10.6%	(5,417)	-64.0%
Total revenues	97,852	100.0%	79,815	100.0%	18,037	22.6%

Costs and expenses
Costs of systems and services revenues	56,776	58.0%	42,694	53.5%	41,082	33.0%
Costs of Hardware revenues	2,575	2.6%	7,311	9.2%	(4,736)	-64.8%
Sales and marketing	14,076	14.4%	15,207	19.0%	(1,131)	-7.4%
Research and development	12,726	13.0%	15,032	18.8%	(2,306)	-15.3%
General and administrative	3,840	3.9%	3,281	4.1%	559	17.0%
Depreciation and amortization	3,625	3.7%	3,355	4.2%	270	8.0%
Total costs and expenses	93,618	95.7%	86,880	108.9%	6,738	7.8%
Income (loss) from operations	4,234	4.3%	(7,065)	-8.9%	11,299
Interest income, net	865	0.9%	415	0.5%	450	108.4%
Income (loss) before income taxes	5,099	5.2%	(6,650)	-8.3%	11,749
Provision for income taxes	-		-		-

Net Income (loss)	$5,099	5.2%	$(6,650)	-8.3%	$11,749
Basic net income (loss) per common share	$0.11		$(0.14)		$0.25
Diluted net income (loss) per common share	$0.10		$(0.14)		$0.24

RESULTS OF OPERATIONS

    Total revenues increased by $18.0 million, or 22.6%, to $97.9 million for the quarter-ended September 30, 2005, compared with $79.8 million for the third quarter of 2004.

    Systems and services revenues increased by $23.5 million, or 32.9%, to $94.8 million for the quarter-ended September 30, 2005, compared with $71.4 million for the third quarter of 2004.  Systems and services revenues increased primarily as a result of an increase in revenues generated under long-term contracts including remote hosting, outsourcing, software and software maintenance.  Revenues under these arrangements are generally recognized ratably over the term of the contract.  These revenues increased by $11.0 million or 21.6%.  This increase was primarily a result of contracts executed in the second half of 2004 and early 2005.   Additionally, in conjunction with the delivery of these contracts, professional services revenues, which include implementation and consulting services, increased by $8.2 million to $22.2 million, an increase of 58.7%, compared to $14.0 million in the third quarter of 2004.  The increase in professional services was associated with the activation of our advanced clinical and financial products at numerous customer sites. The increase in volume of professional services is expected to continue throughout the remainder of 2005 as a significant number of our customers continue to activate these applications.  Additionally, systems and services revenues increased as a result of a higher volume of software license fees, which increased to $5.3 million in 2005, compared to $1.0 million in 2004, primarily as a result of license fees under our clinical practice content remarketing arrangement.  There were no fees from this remarketing arrangement in the 2004 period.  We do not foresee significant revenue from the remarketing arrangement in the fourth quarter, and there is no assurance that we will generate comparable levels of revenue from the remarketing arrangement in any future periods.  Revenue increases in any period are attributable, to a significant degree, to prior-year sales.  Because 2005 sales have fallen short of our expectations, the percentage revenue increases experienced in 2005 may not be repeated in 2006.

    Hardware revenues decreased by $5.4 million, or 64.0%, to $3.0 million for the quarter-ended September 30, 2005, compared with $8.5 million for the third quarter of 2004. Hardware revenues in 2005 are expected to remain at levels that are lower than 2004 as a significant number of customers purchased hardware in the prior year based on the scheduled activation of their respective implementations. Additionally, sales volumes of hardware decreased as some customers have elected to obtain remote hosting services from us in lieu of hardware purchases in connection with the purchase of our applications. Furthermore, hardware revenues have been negatively impacted as a result of our sales performance to date in 2005.

    Costs of systems and services revenues increased by $14.1million, or 33.0%, to $56.8 million, for the quarter-ended September 30, 2005, compared to $42.7 million for the third quarter of 2004. The increase in costs of systems and services revenues was primarily a result of incremental costs associated with higher levels of outsourcing and remote hosting revenues. Additionally, costs in the quarter increased as a result of a higher level of third party consulting costs used to supplement the delivery of implementation and consulting services on our customer engagements. The heightened level of spending associated with third party consulting costs is expected to continue through the remainder of 2005, which will negatively impact our overall results. Amortization of capitalized software development costs, which is included as a component of costs of systems and services revenues, increased by approximately $400,000, to $3.8 million for the three months ended September 30, 2005, compared to $3.4 million for third quarter of 2004. The increase in amortization was the result of releases of Sunrise Clinical Manager 3.5 XA and 4.0 XA.

    Costs of hardware revenues decreased by $4.7 million, or 64.8%, to $2.6 million for the quarter-ended September 30, 2005, compared to $7.3 million for the third quarter of 2004. Gross margins on hardware revenues were 15.5% in the third quarter of 2005 and 13.6% in the third quarter of 2004. The decrease in the costs of hardware revenues was a result of lower hardware volume.

    Sales and marketing expenses decreased by $1.1 million or 7.4%, to $14.1 million for the quarter-ended September 30, 2005, compared to $15.2 million for the third quarter of 2004. The decrease in sales and marketing expenses was primarily related to a decrease in payroll and travel related costs.

    Research and development expenses decreased by $2.3 million, or 15.3%, to $12.7 million, for the quarter-ended September 30, 2005, compared to $15.0 million for the third quarter of 2004. Research and development costs decreased as a result of higher software capitalization in the third quarter of 2005 compared to the third quarter of 2004. Software capitalization increased to $5.0 million, compared to $2.1 million in the prior year. The higher level of capitalized software development costs primarily relates to activities associated with our Sunrise Clinical Manger 4.5 XA release which is scheduled for general availability in December 2005 - January 2006.

    General and administrative expenses increased by $559,000, or 17.0%, to $3.8 million for the quarter-ended September 30, 2005, compared to $3.3 million for the third quarter of 2004. These expenses increased due to incremental payroll related expenses.

    Depreciation and amortization increased by $270,000, or 8.0%, to $3.6 million, for the quarter-ended September 30, 2005, compared to $3.4 million, for the third quarter of 2004. The increase was primarily the result of higher depreciation related to fixed assets purchased to expand our corporate infrastructure.

    Interest income increased by $450,000, or 108.4%, to $865,000 for the quarter-ended September 30, 2005, compared to $415,000 for the third quarter of 2004. The increase was due to a significant improvement in yields resulting from higher interest rates in the quarter.

    As a result of these factors, we had a net income of $5.1 million for the quarter-ended September 30, 2005, compared to a net loss of $6.7 million for the third quarter in 2004.

NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2004
(In thousands except per share data)

	Nine Months Ended September 30,
		% of Total		% of Total
	2005	Revenues	2004	Revenues	Change $	Change %

Revenues
Systems and services	$269,491	96.9%	$201,756	90.9%	$67,735	33.6%
Hardware	8,660	3.1%	20,086	9.1%	(11,426)	-56.9%
Total revenues	278,151	100.0%	221,842	100.0%	56,309	25.4%

Costs and expenses
Costs of systems and services revenues	165,601	59.5%	124,079	55.9%	41,522	33.5%
Costs of Hardware revenues	7,233	2.6%	17,282	7.8%	(10,049)	-58.1%
Sales and marketing	47,136	16.9%	46,356	20.9%	780	1.7%
Research and development	39,276	14.1%	44,306	20.0%	(5,030)	-11.4%
General and administrative	14,707	5.3%	10,856	4.9%	3,851	35.5%
Depreciation and amortization	10,891	3.9%	9,731	4.4%	1,160	11.9%
Total costs and expenses	284,844	102.4%	252,610	113.9%	32,234	12.8%
Loss from operations	(6,693)	-2.4%	(30,768)	-13.9%	24,075	78.2%
Interest income, net	2,146	0.8%	1,094	0.5%	1,052	96.2%
Loss before income taxes	(4,547)	-1.6%	(29,674)	-13.4%	25,127	84.7%
Provision for income taxes	-		-		-

Net Loss	$(4,547)	-1.6%	$(29,674)	-13.4%	$25,127	84.7%
Basic net loss per common share	$(0.10)		$(0.64)		$0.54
Diluted net loss per common share	$(0.10)		$(0.64)		$0.54

RESULTS OF OPERATIONS

    Total revenues increased $56.3 million, or 25.4%, to $278.2 million for the nine months ended September 30, 2005, compared with $221.8 million for the same period in 2004.

    Systems and services revenues increased $67.7 million, or 33.6%, to $269.5 million for the nine months ended September 30, 2005, compared with $201.8 million for the same period in 2004.  Systems and services revenues increased primarily as a result of an increase in revenues generated under long term contracts including increases in software, software maintenance, outsourcing and remote hosting. These revenues, which are generally recognized on a monthly basis, increased to $184.3 million, an increase $38.1 million, or 26.1%. The increase in revenues was primarily a result of higher revenues in connection with contracts entered into the second of half of 2004 and the first half of 2005. These revenues were also favorably impacted by progress made on customer projects resulting in higher monthly revenues, including software maintenance and software. Additionally, revenues related to our remote hosting offering increased as more customers have elected this service in lieu of purchasing hardware. Furthermore, 2005 was favorably impacted by an increase in our outsourcing revenues related to several significant contracts that were entered into during late 2004. In addition, systems and services revenues increased as a result of higher revenues related to professional services, which includes implementation and consulting services. These revenues increased to $59.6 million in the nine months ended September 30, 2005 compared to $40.4 million during the same period in 2004, an increase of $19.2 million, or 47.6%. This increase was related to higher volumes associated with customer activations of our advance clinical and financial software products. The higher level of professional services is expected to continue throughout the remainder of 2005 as we continue to activate numerous customers on the newest releases of our software product. Additionally, systems and services revenues increased as a result of a higher volume of software license fees, which increased to $9.1 million in 2005, compared to $2.4 million in 2004. This increase was primarily related to revenues associated with license fees under our clinical practice content marketing arrangement. There were no fees from this remarketing arrangement in the 2004 period.  We do not foresee significant revenue from the remarketing arrangement in the fourth quarter, and there is no assurance that we will generate comparable levels of revenue from the remarketing arrangement in any future periods.  Revenue increases in any period are attributable, to a significant degree, to prior-year sales.  Because 2005 sales have fallen short of expectations, the percentage revenue increases experienced in 2005 may not be repeated in 2006.

    Hardware revenues decreased by $11.4 million, or 56.9% to $8.7 million, for the nine months ended September 30, 2005, compared with $20.1 million for the same period in 2004. As previously mentioned, 2005 hardware revenues are expected to remain at levels that are lower than 2004 due to the change in sales mix related to the purchase of remote hosting services in lieu of hardware purchases by our customers and a lower level of hardware volume associated with the status of customer implementations and lower sales volumes to date compared to the prior year.

    Costs of systems and services revenues increased $41.5 million, or 33.5%, to $165.6 million, for the nine months ended September 30, 2005, compared to $124.1 million for the same period in 2004. The increase in costs of systems and services revenues was largely a result of incremental costs associated with higher levels of outsourcing and remote hosting revenues. Additionally, costs in the period increased as a result of a higher level of third party consulting costs used to supplement our delivery of services in connection with customer implementation and consulting projects. The higher level of spending associated with the third party consulting costs is expected to continue through the remainder of 2005. Furthermore, the amortization of capitalized software development costs increased by $3.7 million as a result of releases of our clinical product suite in 2004 and 2005.

    Costs of hardware revenues decreased by $10.0 million, or 58.1%, to $7.2 million for the nine months ended September 30, 2005, compared to $17.3 million for the same period in 2004. Gross margins on hardware revenues were 16.5% in the nine months ended September 30, 2005 and 14.0% in the same period in 2004. The decrease in the costs of hardware revenues was attributable to the decrease in hardware revenues discussed above.

    Sales and marketing expenses increased $780,000, or 1.7%, to $47.1million for the nine months ended September 30, 2005, compared to $46.4 million for the same period in 2004. The increase in sales and marketing expenses was primarily related to increases in payroll related costs including incentive compensation related costs, travel, training and costs associated with marketing events.

    Research and development expenses decreased $5.0 million, or 11.4%, to $39.3 million, for the nine months ended September 30, 2005, compared to $44.3 million for the same period in 2004. The decrease in research and development expenses was primarily related to an increase in capitalized software development costs and lower overall expenditures. Capitalized software development costs increased to $14.6 million in 2005 compared to $10.6 million in 2004. The increase in capitalized software development costs was related to development efforts and activities associated with the completion of Sunrise Clinical Manager 4.5 XA which is scheduled for general availability in December 2005 - January 2006.

    General and administrative expenses increased $3.9 million, or 35.5%, to $14.7 million for the nine months ended September 30, 2005, compared to $10.9 million for the same period in 2004. General and administrative expenses in 2005 included $2.2 million of costs associated with the transition of our former Chief Executive Officer. Additionally, these expenses further increased as a result of incremental payroll related costs and professional services.

    Depreciation and amortization increased $1.2 million or 11.9%, to $10.9 million, for the nine months ended September 30, 2005, compared to $9.7 million, for the same period in 2004. The increase was primarily the result of higher depreciation related to fixed assets purchased to expand our corporate infrastructure.

    Interest income increased $1.1 million, or 96.2%, to $2.2 million for the nine months ended September 30, 2005, compared to $1.1 million for the same period in 2004. The increase was due to an improvement in yields resulting from higher interest rates in the period.

    As a result of these factors, we had a net loss of $4.5 million for the nine months ended September 30, 2005, compared to a net loss of $29.7 million for the same period in 2004.

LIQUIDITY AND CAPITAL RESOURCES

    During the quarter-ended September 30, 2005, operating activities generated $8.8 million of cash, primarily related to the collection of accounts receivable from customers and an overall improvement in our results of operations. Investing activities used $58.9 million of cash, primarily related to $5.0 million of capitalized software development costs, $6.5 million of capital expenditures and $46.5 million of net purchases of marketable securities. Financing activities provided $2.3 million of cash from the exercise of stock options. For the nine months ended September 30, 2005, operating activities provided $3.4 million of cash, primarily related to collection of accounts receivable and an overall improvement in operating results. These items were partially offset by some up-front costs in connection with a significant outsourcing contract, costs associated with the Chief Executive Officer transition and payments made in conjunction with prior year employee incentive compensation plans. Investing activities used $112.0 million of cash, primarily related to $14.6 million of capitalized software development costs, $12.8 million of capital expenditures and $83.6 million of net purchases of marketable equity securities. Financing activities provided $9.9 million of cash from the exercise of stock options.

    As of September 30, 2005, our principal source of liquidity was our combined cash and marketable securities balance of $107.1 million. Our future liquidity requirements will depend on a number of factors including, among other things, the timing and volume of our new sales, the cost of our development efforts, the success and market acceptance of our future product releases, and other related items. As of September 30, 2005, we did not have any material commitments for capital expenditures. We believe that our current cash and marketable securities balances, combined with our anticipated cash collections from customers will be adequate to meet our liquidity requirements for the next twelve months.
Risk Factors

    There are a number of important factors that could affect our business and future operating results, including without limitation, the factors set forth below. The information contained in this report should be read in light of such factors. Any of the following factors could harm our business and future operating results.

We face risks relating to our product strategy

    In October 2003, we announced the existence of response time issues within some components of the version of our next-generation core clinical software that we were developing at that time. We concluded that the root cause of the issue was in the technical design of the software, which did not adequately support the throughput required in the highly interactive patient care environment. We believe we have corrected the problem, but we still have some warranty issues associated with this problem, the announcement adversely affected our 2004 sales and may continue to make sales more challenging for the affected applications. These issues could harm our relationships with customers generally and our reputation in the marketplace.

    Our subsequent releases of Sunrise Clinical Manager 3.5 XA in June 2004 and Sunrise Clinical Manager 4.0 XA in March 2005 were significant milestones in the implementation of our product strategy and to date have not manifested the throughput issues described above. However, we continue to face a variety of risks and uncertainties associated with our software development and implementation that could harm our relationships with customers generally and our reputation in the marketplace, including among others, the following:

• We may encounter technical obstacles and delays in implementing our software development plans, and it is possible that we could discover additional problems with our software. If our software does not function as promised or if we are not able to continue to add features and functionality to address market demand and remain competitive, our business will suffer.

• It is possible that future releases of our software, with anticipated additional features for our products, may be delayed. This could result in delayed or lost sales and potential breach of commitments to certain clients regarding availability of new functionality.

• Customers who are currently implementing SunriseXA have faced delays in their implementations. As a result, existing SunriseXA customers could attempt to cancel their contracts with us or seek financial or other concessions from us.

• As a result of the changes we will make to our SunriseXA product offerings, potential customers may find such products less appealing, which could decrease demand for our products.

• 2003 operating results reflect a $1.2 million write-down of capitalized software development costs for some of our software components. Additionally, to date we have recorded warranty related costs of $4.6 million related to the anticipated costs associated with the 2003 response time issue.

Recent changes in our executive team could distract management and cause uncertainty that could result in delayed or lost sales

    On April 29, 2005, we announced that our Chairman, Eugene V. Fife, had been named President and Chief Executive Officer on an interim basis, pending a search for a new, long-term Chief Executive Officer. On October 20, 2005, we announced that the Board of Directors had appointed R. Andrew Eckert to replace Mr. Fife as CEO and President, effective as of November 14, 2005, with Mr. Fife continuing as Chairman of the Board. The CEO transition could divert our management’s time and attention from the operation of our business, delay important operational initiatives, and cause some level of uncertainty among our customers and potential customers that could lead to delays in closing new business or ultimately in lost sales.

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

Our software development efforts may not meet the demands of the market or commitments to our clients, which could adversely affect our results of operations

    We continuously strive to develop new software products, and improve our existing software products to add new features and functionality. We schedule and prioritize these development efforts according to a variety of factors, including our perceptions of market trends, client requirements, and resource availability. Our software is complex and requires a significant investment of time and resources to develop, test and introduce into use. Sometimes this takes longer than we expect. Sometimes we encounter unanticipated difficulties that require us to re-direct or scale-back our efforts. Sometimes we change our plans in response to changes in client requirements, market demands, resource availability, regulatory requirements, or other factors. All of this can result in acceleration of some initiatives and delay of others. If we make the wrong choices or do not manage our development efforts well, we may fail to produce software that responds appropriately to clients’ needs, and fail to meet commitments to clients regarding delivery of new or enhanced features and functionality. We have experienced such failures in the past and previous or potential failures of this kind could impair existing customer relationships and new sales.

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

Implementation costs may exceed expectations, which can negatively affect our margins

    Some of our software is complex and our implementations may require substantial investments of time and resources by us and our customers. Each customer’s circumstances may include unforeseen issues that make it more difficult or costly than anticipated to implement our software. We may fail to project, price or manage our implementation services correctly, resulting in losses of margin, inefficient use of our implementation staff, and significant use of expensive third-party consultants to help us fulfill our implementation commitments.

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

We have a history of operating losses and we cannot predict future profitability

    For the nine months of 2005, we had a net loss of $4.5 million. We had a net loss of $32.6 million for the year ended December 31, 2004. We also had net losses of $56.0 million in 2003, $29.8 million in 2002, $34.0 million in 2000, $9.4 million in 1999, and $35.3 million in 1998. In 2001, we had net income of $4.4 million, although we had a loss from operations of $1.6 million. We may continue to incur net losses and cannot predict when, or if, we will be profitable in the future.

Our operating results may fluctuate significantly and may cause our stock price to decline

    We have experienced significant variations in revenues and operating results from quarter to quarter. Our operating results may continue to fluctuate due to a number of factors, including:

• the performance of our products and our ability to promptly and efficiently address product performance shortcomings or warranty issue;

• the cost, timeliness and outcomes of our software development and implementation efforts;

• the timing, size and complexity of our product sales and implementations;

• overall demand for healthcare information technology;

• the financial condition of our customers and potential customers;

• market acceptance of new services, products and product enhancements by us an our competitors;

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

    It is difficult to predict the timing of revenues that we receive from product sales, because the sales cycle can vary depending upon several factors. These include the size and terms of the transaction, the changing business plans of the customer, the effectiveness of the customer’s management, general economic conditions and the regulatory environment. In addition, the timing of our revenue recognition could vary considerably depending upon the extent to which our customers elect to license our products under our subscription model or our traditional licensing arrangements. We also continue to offer contracts using our traditional licensing arrangements. Because a significant percentage of our expenses are relatively fixed, a variation in the timing of sales and implementations could cause significant variations in operating results from quarter to quarter. We believe that period-to-period comparisons of our historical results of operations are not necessarily meaningful. Investors should not rely on these comparisons as indicators of future performance.

Because in many cases we recognize revenues for our software monthly over the term of a customer contract, downturns or upturns in sales will not be fully reflected in our operating results until future periods

    We recognize a significant portion of our revenues from customers monthly over the terms of their agreements, which are typically 7 years and can be up to 10 years. As a result, much of the revenues that we report each quarter are attributable to agreements executed during prior quarters. Consequently, a decline in sales, client renewals, or market acceptance of our products in one quarter will not necessarily be reflected in lower revenues in that quarter, and may negatively affect our revenues and profitability in future quarters. In addition, we may be unable to adjust our cost structure to compensate for these reduced revenues. This monthly revenue recognition also makes it difficult for us to rapidly increase our revenues through additional sales in any period, as a significant portion of revenues from new customers must generally be recognized over the applicable agreement term.

We operate in an intensely competitive market that includes companies that have greater financial, technical and marketing resources than we do

    We operate in a market that is intensely competitive. Our principal competitors include Cerner Corporation, Epic Systems Corporation, GE Medical Systems, IDX Systems Corporation, McKesson Corporation, QuadraMed and Siemens AG. We also face competition from providers of practice management systems, general decision support, database systems and other segment-specific applications, as well as from healthcare IT consultants. A number of existing and potential competitors are more established than we are, and have greater name recognition and financial, technical and marketing resources than we do. In addition, some of our competitors could consolidate with each other or with other large, well-financed companies, which could further intensify competition in our industry. For example, GE Medical Systems recently announced their plans to acquire IDX Systems Corporation. We expect that competition will continue to increase, which could lead to a loss of market share or pressure on our prices and could make it more difficult to grow our business profitably.

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

Potential regulation by the U.S. Food and Drug Administration of our products and content as medical devices could impose increased costs, delay the introduction of new products and hurt our business

    The U.S. Food and Drug Administration, or FDA, is likely to become increasingly active in regulating computer software or content intended for use in the healthcare setting. The FDA has increasingly focused on the regulation of computer products and computer-assisted products as medical devices under the Food, Drug, and Cosmetic Act, or the FDC Act. If the FDA chooses to regulate any of our products, or third party products that we resell, as medical devices, it could impose extensive requirements upon us, including the following:

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

    Federal regulations under the Health Insurance Portability and Accountability Act of 1996, or HIPAA, impose national health data standards on healthcare providers that conduct electronic health transactions, healthcare clearinghouses that convert health data between HIPAA-compliant and non-compliant formats and health plans. Collectively, these groups are known as covered entities. The HIPAA standards prescribe transaction formats and code sets for electronic health transactions; protect individual privacy by limiting the uses and disclosures of individually identifiable health information; and require covered entities to implement administrative, physical and technological safeguards to ensure the confidentiality, integrity, availability and security of individually identifiable health information in electronic form. Though we are not a covered entity, most of our customers are and require that our software and services adhere to HIPAA standards. Any failure or perception of failure of our products or services to meet HIPAA standards could adversely affect demand for our products and services and force us to expend significant capital, research and development and other resources to modify our products or services to address the privacy and security requirements of our customers.

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

Our products and content are used to assist clinical decision-making and provide information about patient medical histories and treatment plans If our products fail to provide accurate and timely information or the treatment methodologies suggested by our content are faulty, our customers could assert claims against us that could result in substantial cost to us, harm our reputation in the industry and cause demand for our products to decline

    We provide products and embedded content that assist in clinical decision-making, suggest treatment methodologies, provide access to patient medical histories and assist in creating patient treatment plans. If our software fails to provide accurate and timely information, or if treatment methodologies utilizing our content or practice guidelines are determined to be faulty, we could have liability to customers or patients. The assertion of such claims, whether or not valid, and ensuing litigation, regardless of its outcome, could result in substantial cost to us, divert management’s attention from operations and decrease market acceptance of our products. We attempt to limit by contract our liability for damages arising from negligence, errors or mistakes. In addition, we require that our customers approve all system rules and protocols. Despite these precautions, the limitations of liability set forth in our contracts may not be enforceable or may not otherwise protect us from liability for damages. We maintain general liability insurance coverage, including coverage for errors or omissions. However, this coverage may not continue to be available on acceptable terms or may not be available in sufficient amounts to cover one or more large claims against us. In addition, the insurer might disclaim coverage as to any future claim. One or more large claims could exceed our available insurance coverage.

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

Changing customer requirements could decrease the demand for our products, which could harm our business and decrease our revenues

    The market for our products and services is characterized by rapidly changing technologies, evolving industry standards and new product introductions and enhancements that may render existing products obsolete or less competitive. As a result, our position in the healthcare information technology market could erode rapidly due to unforeseen changes in the features and functions of competing products, as well as the pricing models for such products. A significant part of our revenue comes from relatively high-margin legacy products that were installed by our customers many years ago. We attempt to convert these customers to our newer generation products, but such conversions require significant investments of time and resources by customers. This reduces our advantage as the incumbent vendor and has allowed our competitors to target these customers, with some success. Our future success will depend in part upon our ability to enhance our existing products and services, particularly our ability to continue to release our products onto the .NET Framework under the SunriseXA initiative, and to develop and introduce new products and services to meet changing customer requirements. The process of developing products and services such as those we offer is extremely complex and is expected to become increasingly complex and expensive in the future as new technologies are introduced. If we are unable to enhance our existing products or develop new products to meet changing customer requirements, demand for our products could suffer.

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

Our products rely on our intellectual property, and any failure by us to protect our intellectual property, or any misappropriation of it, could enable our competitors to market products with similar features, which could reduce demand for our products

    We are dependent upon our proprietary information and technology. Our means of protecting our proprietary rights may not be adequate to prevent misappropriation. The laws of some foreign countries may not protect our proprietary rights as fully as do the laws of the United States. Also, despite the steps we have taken to protect our proprietary rights, it may be possible for unauthorized third parties to copy aspects of our products, reverse engineer our products or otherwise obtain and use information that we regard as proprietary. In some limited instances, customers can access source-code versions of our software, subject to contractual limitations on the permitted use of the source code. Furthermore, it may be possible for our competitors to copy or gain access to our content. Although our license agreements with customers attempt to prevent misuse of the source code or trade secrets, the possession of our source code or trade secrets by third parties increases the ease and likelihood of potential misappropriation of our products. Furthermore, others could independently develop technologies similar or superior to our technology or design around our proprietary rights. In addition, infringement or invalidity claims or claims for indemnification resulting from infringement claims could be asserted or prosecuted against us. Regardless of the validity of any claims, defending against these claims could result in significant costs and diversion of our resources. The assertion of infringement claims could also result in injunctions preventing us from distributing products. If any claims or actions are asserted against us, we might be required to obtain a license to the disputed intellectual property rights, which might not be available on reasonable terms or at all.

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

• the right of stockholders to call a special meeting of stockholders has been eliminated; and

• advance notice must be given to nominate directors or submit proposals for consideration at stockholders meetings.

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

Annualized interest income based upon hypothetical values for cash and marketable securities combined balances and interest rates:*

	Combined cash and cash equivalents and
Hypothetical Interest Rate	marketable securities balances (in thousands)
	$ 100,000	$ 110,000	$ 120,000
1.5%	1,500	1,650	1,800
2.0%	2,000	2,200	2,400
2.5%	2,500	2,750	3,000
3.0%	3,000	3,300	3,600
3.5%	3,500	3,850	4,200
4.0%	4,000	4,400	4,800

* (This sensitivity analysis is not a forecast of future interest income.)

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure and Controls and Procedures in Internal Control Over Financial Reporting

    Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of September 30, 2005. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives of ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. There is no assurance that our disclosure controls and procedures will operate effectively under all circumstances. Based upon the evaluation described above our chief executive officer and chief financial officer concluded that, as of September 30, 2005, our disclosure controls and procedures were effective at the reasonable assurance level.

    No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter-ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
                                                       - 27 -

PART II.

ITEM 1. LEGAL PROCEEDINGS

    We and our subsidiaries are from time to time parties to legal proceedings, lawsuits and other claims incident to their business activities. Such matters may include, among other thins assertions of contract breach or intellectual property infringement, claims for indemnity arising in the course of our business and claims by persons whose employment has been terminated. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, management is unable to ascertain the ultimate aggregate amount of monetary liability, amounts which may be covered by insurance or recoverable from third parties, or the financial impact with respect to these matters as of the date of this report. However, based on our knowledge at the time of this report, management believes that the final resolution of such matters pending at the time of this report, individually and in the aggregate, will not have a material adverse effect upon our consolidated financial position, results of operations or cash flows.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

    In March 2004, we acquired CPM Resource Center, Ltd., or CPMRC. The transaction provided for earn-out payments to the prior owner of CPMRC through 2008 based on fute operating results. The earn-out consideration is payable half in cash and half in shares of our common stock, based upon the average of the last reported sale prices of our common stock on the NASDAQ National Market for the five consecutive trading days ending on the trading day that is one day prior to the date on which the earn-out consideration is paid. During the quarter ended September 30 we made the first earn-out payment, including issuance of 25,311 shares of common stock on August 18, 2005. The transaction was exempt from registration under the Securities Act of 1933 under Section 4(2) of that act, because it did not involve any public offering.

     In December of 2004, we acquired eSys Medical Inc. (eSys).  The transaction provided for two additional payments to the prior owners of eSys related to certain milestones in connection with future development efforts of the acquired technology following the closing, as well as earn-out payments payable through 2008.  The first development milestone payment, totaling $750,000 and payable 25% in cash and 75% in our common stock, was earned during the quarter-ended September 30, 2005, and the cash portion was paid. The 40,612 shares that were earned are still in the process of being issued as of the date of this report.  The transaction was exempt from registration under the Securities Act of 1933 under Section 4(2) of that act, because it did not involve any public offering.

                                                    - 28 -

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