Form 10-K
period 2005-12-31
ECLIPSYS CORP
filed 2006-03-07
CIK 1034088

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005 or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-24539

ECLIPSYS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	65-0632092
(State of incorporation)	(I.R.S. Employer Identification Number)

1750 Clint Moore Road
Boca Raton, Florida
33487
(Address of principal executive offices)
(561)-322-4321
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.01 par value, and Preferred Stock Purchase Rights

    Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [ ]   No [ ✓ ]
    Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes [ ]  No [✓]

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [✓]   No [ ]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. []

    Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer [  ]Accelerated filer [ ✓ ]  Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ]   No [✓]
The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2005 based upon the closing price of the Common Stock on the NASDAQ National Market for such date was $462,601,410

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Shares Outstanding as of February 15, 2006

Common Stock, $.01 par value	50,334,221

DOCUMENTS INCORPORATED BY REFERENCE
      Certain portions of the Company’s definitive Proxy Statement to be used in connection with the 2006 annual meeting of stockholders will be incorporated by reference into Part III of this Form 10-K.

Part I

This report contains forward-looking statements that are based on our current expectations, assumptions, estimates and projections about our company and our industry.  When used in this report, the words “may”, “will”, “should”, “predict”, “continue”, “plans”, “expects”, “anticipates”, “estimates”, “intends”, “believe”, and “could”, and similar expressions are intended to identify forward-looking statements.  These statements may include, but are not limited to, statements concerning our anticipated performance, including revenue, margin, cash flow, balance sheet and profit expectations; development and implementation of our software; duration, size, scope and revenue expectations associated with client contracts; capabilites of or benefits provided by Eclipsys software, outsourcing and consulting services; business mix; sales and growth in our client base; market opportunities; industry conditions; and our accounting, including its effects and potential changes in accounting.

Actual results might differ materially from the results projected due to a number of risks and uncertainties.  Software development may take longer and cost more than expected, and incorporation of anticipated features and functionality may be delayed, due to various factors including programming and integration challenges and resource constraints.  We may change our product strategy in response to client requirements, market factors, resource availability, and other factors.  Implementation of some of our software is complex and time consuming.  Clients’ circumstances vary and may include unforeseen issues that make it more difficult or costly than anticipated to implement or derive benefit from software, outsourcing or consulting services.  The success and timeliness of our services often depends at least in part upon client involvement, which can be difficult to control.  We are required to meet specified performance standards, and contracts can be terminated or their scope reduced under certain circumstances.  Competition is vigorous, and competitors may develop more compelling offerings or offer more aggressive pricing.  New business is not assured and existing clients may migrate to competing offerings.  Financial performance targets might not be achieved due to various risks, including slower-than-expected business development or new account implementation, or higher-than-expected costs to develop software, meet service commitments or sign new contracts.  Our cash consumption may exceed expected levels if profitability does not meet expectations or strategic opportunities require cash investments.  These and other risks and uncertainties are described in this report under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in our other filings made from time to time with the Securities and Exchange Commission.  The cautionary statements made in this report should be read as being applicable to all related forward-looking statements wherever they appear.  These statements are only predictions.  We cannot guarantee future results, levels of activity, performance or achievements.  We assume no obligation to publicly update or revise these forward-looking statements for any reason, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.  We nonetheless reserve the right to make such updates from time to time without the need for specific reference to this report.  No such update shall be deemed to indicate that other statements not addressed by such updates remain correct or create an obligation to provide any other updates.

Item 1.        Business

Overview

Eclipsys is a healthcare information technology (HIT) company and a leading provider of advanced clinical, financial and management information software and service solutions. We develop and license proprietary software and content that is designed for use in connection with many of the key clinical, administrative and financial functions that hospitals and other healthcare organizations require. Among other things, our software enables physicians, nurses and other clinicians to order tests, treatment and medications and record, access and share information about patients. Our software also facilitates many administrative and financial functions, including patient admissions, scheduling, records maintenance, invoicing, inventory control, cost accounting, and assessment of the profitability of specific medical procedures and personnel.  Our content, which is integrated with our software, provides practice guidelines in context at the point of care for use by physicians, nurses and other clinicians.

We also provide services related to our software.  These services include software and hardware maintenance, outsourcing, remote hosting of our software as well as third-party HIT applications, network services, and training and consulting.

We believe that one of the key differentiators of our software is its open, flexible and modular architecture.  This allows our software to be installed one application at a time or all at once, and to integrate easily with software developed by other vendors or the client. This enables our clients to install our software without the disruption and expense of replacing their existing software systems to gain additional functionality.

We market our software to small, stand-alone hospitals, large multi-entity healthcare systems, academic medical centers and community hospitals. We have one or more of our software applications installed in, or licensed to be installed at approximately 1,500 facilities. All 16 of the top-ranked U.S. hospitals named to the Honor Roll of “America’s Best Hospitals” in the July 18, 2005 issue of U.S. News & World Report use one or more of our solutions.

Our Web site address is www.eclipsys.com.  We make available free of charge, on or through our Web site, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.

Recent Developments

In October 2005, we named R. Andrew Eckert president and chief executive officer. He assumed these roles on November 14, 2005 from our chairman, Eugene V. Fife, who had served in an interim capacity for the previous six months.

In March 2005, we announced the release of Sunrise Clinical Manager 4.0XA, which contained numerous new features and enhancements, particularly in the ambulatory, emergency department, and medications management parts of our software, extending the usability, depth and reach of Eclipsys clinical solutions. SCM 4.0XA was installed at 38 client sites in 2005, and approximately 18 additional client sites are expected to begin using SCM 4.0XA in 2006.

Following the launch of SCM 4.0XA, we released Sunrise Clinical Manager 4.5XA in January 2006.  The Sunrise 4.5 XA advanced clinical suite builds upon our previous releases and adds significant new or expanded capabilities, including the fully integrated capabilities of our Sunrise Ambulatory Care Manager™,Sunrise ED Manager™ and Sunrise Medication Management solutions.  Sunrise 4.5 XA also builds upon recent enhancements to our Sunrise Patient Financial Manager and Sunrise Decision Support Manager solutions. These industry-leading business process solutions help save healthcare enterprises significant time and costs by streamlining workflows and optimizing best practices across the organization. Sunrise Clinical Manager 4.5XA is already being installed at initial client sites.

Client input has played an important role in the development of the software we released this year.  Our solutions utilize the same architecture and share the same Health Data Repository (HDR), while being customized for the workflows of different environments.  This enables Eclipsys clients to tie together their workflows, operations and the entire continuum of care.   Further, our software is built upon an open architecture that supports the secure exchange of data between systems, as well as the ability to embed evidence-based content.

In February 2005, we introduced Remote Access Services (RAS) 4.0 XA™ and Pocket Sunrise™ 4.0 XA, at the Annual Healthcare Information and Management Systems Society Conference and Exhibition (HIMSS) in Dallas.

In March 2005, we were recognized as a leading provider of computerized physician order entry (CPOE) solutions based on physician usage in the KLAS CPOE Digest 2005. Eclipsys CPOE solutions include its award-winning Sunrise™ Clinical Manager and Eclipsys 7000 offerings. The survey found that when software functionality is the key decision-making criteria, healthcare organizations selected Eclipsys more often than any other vendor.

In April 2005, we released Sunrise Access Manager/Patient Financial Manager 11.5, the latest major milestone in our proven revenue cycle management solution. The new release added new and enhanced capabilities for maximizing revenue capture, improving cash flow, decreasing administrative costs, and enhancing patient satisfaction.

In November 2005, we announced the latest release of Sunrise RIS, the Eclipsys advanced radiology information system. Sunrise RIS supports a paperless workflow, including document generation, document management, scanner support, and the ability to markup diagrams and capture key images. All components, including speech recognition, are Web-based, simplifying deployment and providing today's increasingly mobile radiology personnel the flexibility to work from virtually any location.

Also in November 2005, our Sunrise Pocket XA wireless solution was recognized as among the most innovative uses of enterprise technology in healthcare in this year's InfoWorld 100. The annual awards honor Information Technology (IT) products that demonstrate the most creative use of cutting-edge technologies. Pocket XA is a wireless companion to our advanced clinical solutions. Running on a pocket personal computer, it provides wireless access to clinical information. As a result, physicians can place orders for medications and additional lab work, access patient records including current lab and other diagnostic results, make positive patient identification using barcode technology and perform other functions directly from the device, both at the point of care and at wireless locations inside and outside the hospital or clinic.

In the second quarter of 2005, we contracted for Oracle’s Enterprise Resource Planning (ERP) system, Oracle’s E-Business Suite 11i, which will provide Eclipsys with a web-based, integrated set of business applications.  This is a significant infrastructure investment that should facilitate better communication and increased efficiency and productivity across our organization.

Healthcare Industry Factors

Hospitals are under increased pressure to reduce medical errors and increase operational efficiencies. Our software and services are designed to help clients achieve these objectives. Legislation is also requiring changes within the healthcare industry. We believe that these changes may increase demand for HIT software and services like ours.

The Decade of Health Information Technology. On April 27, 2004, President George W. Bush issued an executive order that established the position of National Health Information Technology Coordinator within the Department of Health & Human Services, or HHS. The post, filled by David J. Brailer, MD, PhD, was created to provide leadership for the development and nationwide implementation of an interoperable health information technology infrastructure to improve the quality and efficiency of healthcare in the United States. The vision of this infrastructure is to:

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
  improve the coordination of care and information among hospitals, laboratories, physician offices, and other ambulatory care providers through an effective infrastructure for the secure and authorized exchange of healthcare information; and
  ensure that patients’ individually identifiable health information is secure and protected.

On July 21, 2004, the Secretary of Health and Human Services released the first outline of a 10-year plan to build the national electronic health information infrastructure. The report entitled, “The Decade of Health Information Technology: Delivering Consumer-centric and Information-rich Health Care,” concluded that federal leadership can facilitate efforts to be carried out by the private sector and laid out the broad steps needed to achieve widespread electronic health records or EHRs for Americans. This report was a response to the call by President Bush in 2004 to achieve EHRs for most Americans within a decade.

    CCHIT.  The HHS inititatives have, among other things, led to the creation of the private-sector Certification Commission for Health Information Technology, or CCHIT, which consists of 15 commissioners from across the healthcare industry. CCHIT intends to develop a set of private sector determined criteria for EHR functionality, interoperability, reliability and security, and will inspect EHR software to determine its performance against these criteria.

Institute of Medicine. In 1999, the Institute of Medicine, or IOM, issued a report titled, “To Err Is Human: Building a Safer Health System” calling for the expanded use of information technology to reduce avoidable medical errors by 50 percent in the U.S. over the ensuing five-year period. According to that report, between 44,000 and 98,000 people died each year as a result of medical errors. The IOM concluded that more people were injured from preventable mistakes than from many other common illnesses or accidents. The IOM report identified medication and pharmacy errors as significant causes of deaths and adverse events. In 2003, the IOM released a separate report stating that medical errors may be reduced through widespread adoption of information technology, such as electronic medical records that can be connected through a national system linking all healthcare organizations.

The Leapfrog Group. Following the release of the initial IOM report, the Leapfrog Group was formed. The Leapfrog Group is a consortium of more than 170 companies including large private and public healthcare purchasers representing more than 34 million healthcare consumers within the United States. Leapfrog Group members and their employees spend billions of dollars on healthcare annually. The Leapfrog Group is urging its members and their employees to base their healthcare purchases on principles that encourage hospitals to utilize stringent patient-safety measures such as computerized physician order entry systems, or CPOE. The adoption of CPOE is a leading Leapfrog Group recommendation for reducing medical errors.

The IOM and The Leapfrog Group are leveraging their influence to encourage hospitals to use advanced clinical software to reduce adverse drug events and medical errors. Their influence, coupled with consumer demands, are spurring new legislation.

Health Insurance Portability and Accountability Act. The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, seeks to impose national health data standards on covered entities. Under HIPAA, a covered entity includes (i) healthcare providers that conduct electronic health transactions; (ii) healthcare clearinghouses that convert health data between HIPAA-compliant and non-compliant formats; and (iii) health plans. The HIPAA standards prescribe, among other things, transaction formats and code sets for electronic health transactions, in order to protect individual privacy by limiting the uses and disclosure of individually identifiable health information. HIPAA also requires covered entities to implement administrative, physical and technological safeguards to ensure the confidentiality, integrity, availability and security of individually identifiable health information in electronic form.

Under HIPAA, covered entities are required to utilize HIPAA-compliant products, software and services. We believe that the need for HIPAA-compliant products will continue to create demand for software and services like ours. We are not a covered entity under HIPAA, but many of our clients are. Accordingly, we have developed our software to facilitate HIPAA compliance.

Joint Commission on Accreditation of Healthcare Organizations. The Joint Commission on the Accreditation of Healthcare Organizations, or JCAHO, is an independent non-profit organization that provides voluntary evaluation and accreditation for more than 15,000 healthcare organizations in the United States. JCAHO periodically introduces new process improvement initiatives, standards and performance measurements that are used to assess hospitals. JCAHO has also established patient safety standards that require hospitals to initiate specific efforts to prevent medical errors and inform patients when they have been unknowingly harmed during treatment. Additionally, each year since 2002, JCAHO has approved annual National Patient Safety Goals that include specific recommendations for improving patient safety. Most of our clients seek to comply with JCAHO standards. We believe that our software and services aid our clients in meeting JCAHO standards.

The Internet. We believe the Internet will enable consumers to be more involved in their healthcare choices, and will provide increased availability of medical information to physicians, clinicians and healthcare workers. As consumers and physicians adopt Web-centric lifestyles, we believe that software and services like ours will become more appealing to a wider customer base.

Our Offering

                We provide the following:

  Clinical and financial software for use by healthcare organizations and clinicians;
  Professional services related to implementation and use of our software;
  Consulting services to help our clients improve their operations;
  IT outsourcing;
  Remote hosting of client IT systems, including our software and third-party software;
  Hardware and Networks.
                Our offering is described below:

Software

    Eclipsys software provides comprehensive functionality that helps hospitals and care providers address many of their key clinical, financial and administrative needs.  Among other things, our software is designed to:

  Provide hospitals with tools to improve clinical workflow and support clinical, financial and operational decision-making throughout the organization, as well as information they use to negotiate with insurance companies, Medicare and Medicaid, and to maximize collections and minimize payment denials.
  Provide clinicians with access to patient information, evidence-based clinical content and supporting references, such as medical journals, as well as real-time information regarding the cost and effectiveness of patient tests and treatments.
  Permit simultaneous access to consolidated patient information by multiple users from access points throughout the clinical environment and from remote locations.
    For several years we have been committed to building our new software on, and re-engineering and migrating existing software to, an architecture based on the Microsoft .NET Framework and other industry-standard technologies. We believe this approach allows our software to be more open and extensible, making it easier to integrate with a client’s legacy and ancillary systems. We believe this architecture enables hospitals to continue to derive value from their existing technology investments, and to add other software as functional needs and resources dictate.

SunriseXA is built upon a single database model known as a Health Data Repository or HDR. The HDR can be used by all components within SunriseXA regardless of where in the hospital a physician, nurse or employee resides. SunriseXA is designed to prevent the isolation of information and duplication of functionality that can occur with other information technology, or IT, systems. We believe that this approach will enable a faster, more cost-effective implementation of our software, simplify software maintenance and provide a lower total cost of ownership.

The following summarizes our principal software offerings:

Sunrise Clinical Manager  is a computerized patient record system that provides patient information to clinicians at the point of decision-making. SCM allows a physician to enter orders quickly and efficiently, and provides evidence-based clinical decision support at the time of order entry.  SCM’s core capabilities and related modules are designed for use in the ambulatory, acute care and Emergency Department settings, and include the following features among others:

•
Order entry, communication and management, which enables physicians to order online prescriptions and laboratory or diagnostic tests or procedures, and routes the orders to the appropriate department or party within the organization for fulfillment.

•
Knowledge-based orders, which is a clinical decision support system that provides real-time guidance to physicians by alerting them to possible problems with or conflicts between newly entered orders and existing patient information using the system’s rules database. A comprehensive set of clinical rules developed by physicians is available with knowledge-based orders. Clients can modify these existing rules or develop their own clinical rules.

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
•
Clinical documentation, which gathers and presents patient information by accepting and arranging input from caregivers, laboratories or monitoring equipment. Features include an automated patient classification, an acuity system that facilitates timely adjustment of nursing staffing and other resources and evidence-based clinical practice guidelines.

•	End-to-end medication management, which links physicians as they place orders, pharmacists as they verify and dispense those orders, and nurses as they administer medications.
•	Laboratory, surgery, and critical care modules to facilitate the operation of these care environments.
•
Sunrise ECA, which enables Meditech clients to integrate Sunrise Clinical Manager with their existing Meditech system. This allows clinicians to improve the way they enter and retrieve patient information and take advantage of other benefits of our software, while allowing the client to continue to use the
Meditech system in the usual way for various functions such as lab, radiology, admissions and billing.

•	Remote access services, which provides physicians with Web-based access to patient information from within the healthcare facility or remotely.

Sunrise Access Manager enables healthcare providers to identify the patient at any time within a hospital and to collect and maintain patient information on an enterprise-wide basis.

•	Comprehensive admission, discharge and transfer management captures demographic, insurance, referral and primary-care provider information and automates visit management.
•
Patient scheduling and resource management facilitates scheduling patient appointments throughout an organization based on patient preferences and resource availability, and provides complex scheduling capabilities such as multiple and linked conditional appointments.

•	Managed-care support features, such as verifying insurance eligibility online and compliance with managed-care plan rules and procedures.

Sunrise Patient Financial Manager provides centralized enterprise-wide business office capabilities.

•
Patient accounting, which facilitates the patient-billing and accounts receivable functions, including bill generation, reimbursement management to monitor receivables, the collection activities and contract compliance analysis, as well as follow-up processing and reporting functions. Paperless processing is possible through real-time inquiry, editing, sorting, reporting, commenting and updating from other applications, including modules in SAM and SCM.

•
Contract management, which is used in conjunction with other Sunrise software to ensure that patient care complies with the payment terms, restrictions, approval requirements and other rules and regulations of each insurance plan and managed care contracts.

•	Single-statement billing and registration across the entire enterprise, and enterprise-wide access and outcomes analysis.

Sunrise Decision Support Manager integrates data from throughout the enterprise to create a clinical and financial data repository that can be used as an analytical tool.

•	Allows a hospital to evaluate its cost structure, make changes in clinical processes to reduce costs and accurately price reimbursement contracts on a profitable basis.
•
Analyzes and measures clinical process and outcomes data, and helps to determine the patient-level costs of care and identify the practice patterns that most consistently result in the highest quality care at the lowest cost.

•	Helps clients’ measure and document improved clinical outcomes and return on investment.
•	Facilitates cost and profitability analysis and strategic planning, modeling and forecasting.

Sunrise Discovery builds upon Sunrise Decision Support Manager by using a data warehouse, data-extraction techniques, including natural language processing, and business intelligence tools to collect useful clinical and financial data and distribute it across the enterprise using portal technology.

Sunrise Record Manager  provides comprehensive clinical data management and enterprise-wide document and image-management functions.

•	Enables capture of patient identification and consent forms and other documents through document imaging and document scanning and interfaces with other electronic document systems.
•	Includes tools for managing patient medical records, including tracking record locations, chart requests, and secured release of information.
•	JCAHO-compliant deficiency and chart completion management functions, including HIPAA-compliant electronic signature functions.
•	Medical records abstracting, working with industry-standard encoders.

Knowledge-Based Charting provides nurses with evidence-based practice guidelines and patient charting tools.

eLink  provides tools to enable the integration of clinical and financial data from disparate existing systems within an integrated health network.

Eclipsys Diagnostic Imaging Solutions comprise a comprehensive radiology information system, or RIS, and a picture archiving and communications system, or PACS image-enabled clinical information system, that delivers imaging data as an integrated part of the overall patient record that is accessible to clinicians at the point of care on any Sunrise-enabled device.

Professional Services.  Implementation of some of our software is complex.  We offer our clients professional assistance in the implementation of our software, the conversion and integration of their historical data into our software and systems, and ongoing training and support in the use of our software.   We also provide regular maintenance releases and software updates.

Consulting Services.  We also offer consulting services to help clients to improve their operations.

IT Outsourcing. We provide IT outsourcing services to our clients. This means that we assume responsibility for a healthcare organization’s IT operations using our employees. These services include facilities management, by which we assume responsibility for all aspects of client internal IT operations, as well as network outsourcing, which relieves our clients of the need to secure and maintain an expensive IT infrastructure in a rapidly changing technological environment, and transition management, which offers our clients a solution for migrating their IT to new processes, technologies or platforms without interfering with healthcare delivery.

Remote Hosting. We also provide remote hosting services to our clients. This means that we assume processing of selected applications for our clients using equipment and personnel at our facilities. This frees an organization from the capital investment, operating expense, and management challenges of maintaining the environment, equipment and technical staff required to support their IT operations.

Hardware and Networks. As part of our commitment to being a comprehensive software and services provider, we sell a variety of desktop, network and platform solutions including hardware, middleware and related services.  We also offer several network services.  Our professionals assess changes in network utilization and function, forecast necessary upgrades to accommodate a client’s growth, and design the changes required to provide our clients with the network performance and functionality.

Sales and Marketing

Our sales and marketing teams target academic medical centers, larger multi-entity healthcare systems, community hospitals and small, stand-alone hospitals and other healthcare facilities.  We sell our software and services primarily in North America exclusively through our direct sales force, which works closely with our client services and software specialists and experts with extensive experience with each of our specific software applications to design client solutions.

  Our marketing group develops targeted campaigns designed to increase demand for our software and services, as well as increase corporate awareness and brand identity for our company.  In addition to advertising, direct mail, public relations and Internet marketing, our marketing group produces a wide range of collateral and sales support training and materials.

Research and Development

We believe that our future success depends on our ability to maintain and enhance our existing software and develop new software. We seek to maintain technological competitiveness and respond to market trends and our clients’ evolving needs. We are currently developing our software based on Microsoft’s .NET Framework and other industry standards. We are also creating new functionality for our existing software. Since the announcement of our SunriseXA response time issues in October 2003, we have enhanced our staff and our processes within our research and development function.  Among other things, we have decreased our reliance on outside vendors that have historically aided our internal personnel in software development. We use Microsoft’s Solutions Framework development methodology to gauge the quality and performance of our software development efforts. As part of these new processes, we have also involved clients in our software design process, enabling them in some cases to have direct and regular access to the development staff, including its senior leadership.

Competition

We face intense competition in the marketplace. We are confronted by rapidly changing technology, evolving user needs and the frequent introduction of new software to meet the needs of our current and future clients. Our principal competitors in our software business include Cerner Corporation, Epic Systems Corporation, Meditech, GE Medical Systems (which recently acquired IDX Systems Corporation, formerly a separate competitor), McKesson Corporation, QuadraMed Corporation and Siemens AG. Other software competitors include providers of practice management, general decision support and database systems, as well as segment-specific applications and healthcare technology consultants.  Our services business competes with large consulting firms such as Deloitte & Touche and Cap Gemini, as well as independent providers of technology implementation and other services.  Our outsourcing business competes with large national providers of technology solutions such as International Business Machines, Corporation (IBM), Computer Sciences Corp. (CSC), Perot Systems Corporation, as well as smaller firms.  Several of our existing and potential competitors are better established, benefit from greater name recognition and have significantly more financial, technical and marketing resources than we do.  Some competitors, particularly those with a more diversified revenue base or that are privately held, may have greater flexibility than we do to compete aggressively on the basis of price.  We expect that competition will continue to increase, which could lead to a loss of market share or pressure on our prices and could make it more difficult to grow our business profitably.

The principal factors that affect competition within our market include software functionality, performance, flexibility and features, use of open industry standards, speed and quality of implementation and client service and support, company reputation, price and total cost of ownership.  We anticipate that competition will increase as a result of continued consolidation in both the information technology and healthcare industries.  We expect large integrated technology companies to become more active in our markets, both through acquisition and internal investment.  There is a finite number of hospitals and other healthcare providers in our target market.  As costs fall, technology improves, and market factors continue to compel investment by healthcare organizations in software and services like ours, market saturation may change the competitive landscape in favor of larger competitors with greater scale.

Executive Officers of the Registrant

Certain biographical information concerning the Company’s executive officers is presented below.

Name	Age	Title
R. Andrew Eckert	44	President and Chief Executive Officer
John A. Adams	51	Executive Vice President Business Solutions
John Gomez	41	Executive Vice President Chief Technology Strategy Officer
John E. Deady	41	Executive Vice President Customer Solutions
Robert J. Colletti	47	Senior Vice President, Chief Financial Officer and Chief Accounting Officer
Frank E. Stearns, Jr.	46	Senior Vice President Professional Services
Brian W. Copple	45	Chief Legal Officer, General Counsel and Secretary

R. Andrew Eckert joined Eclipsys Corporation in October 2005 and became President and Chief Executive Officer and joined the Board of Directors on November 14, 2005. From March 2004 to October 2005, Mr. Eckert was CEO of SumTotal Systems, Inc., a provider of learning and business performance technologies and services. From 2002 to March 2004, he was CEO of Docent, Inc., until it merged with Click2learn to form SumTotal Systems. Previously, Mr. Eckert spent 11 years with ADAC Laboratories, , a publicly traded provider of healthcare enterprise radiology and cardiology information systems and integrated imaging solutions, where he served as CEO (1997 to 2001), Chairman (1999 until its sale to Philips Medical Systems in December 2000), and President (1994 to 1997). Prior to ADAC, he worked in the consulting and finance industries with Goldman Sachs, Summit Partners and Marakon Associates. Mr. Eckert serves on the Boards of Directors of Connetics Corporation, a specialty pharmaceuticals company, and Varian Medical Systems, Inc., a manufacturer of integrated cancer therapy systems. He is a Fellow of the College of Nuclear Medicine and co-chairman of the Pacific Vascular Research Foundation, a vascular disease research and public awareness organization.

John A. Adams joined Eclipsys as our Executive Vice President and Chief Administrative Officer in December 2004 and became Executive Vice President Business Solutions in January 2006.  Prior to joining us, Mr. Adams was chief financial officer of Exult, Inc., a publicly traded provider of human resources and related business process outsourcing services from June 2003 until its acquisition by Hewitt Associates late in 2004.  From November 2000 to June 2003, Mr. Adams was vice president and chief financial officer of AT&T’s Business Services division.  Previously he served in a variety of managerial positions with EDS Corporation over 15 years.

John Gomez has served as our Executive Vice President and Chief Technology Strategy Officer since December 2004. He held the title of Senior Vice President and Chief Technology Officer from August 2003, when he first joined our Company, to December 2004. From October 2002 to January 2003, Mr. Gomez was a senior vice president and chief technology officer at WebMD Corporation. Prior to that, from February 2001 to October 2002 Mr. Gomez served as chief technology officer and senior vice president of strategic business development at Brill Media Holdings, an e-commerce and media publication company. From April 1998 through January 2001 Mr. Gomez was employed by Microsoft Corporation.

John E.  Deady, joined Eclipsys in January 2006 as our Executive Vice President of Customer Solutions.  Prior to joining Eclipsys, from April 2004 until January 2006, Mr. Deady served as vice president, marketing & sales support, at McKesson Corporation, a publicly traded provider of healthcare information technology.  While at McKesson, Mr. Deady also served as national vice president, new business, from October 2002 to April 2004 and national vice president, Clinical Sales Group, from August 2001 to October 2002.  From October 2000 to August 2001, Mr. Deady served as senior vice president, global sales, at TrueSpectra, a provider of dynamic imaging solutions for the retail, manufacturing, and entertainment & media industries.  Prior to that, from August 1997 to September 2000, Mr. Deady held executive sales and marketing positions at ADAC Laboratories, a publicly traded provider of healthcare enterprise radiology and cardiology information systems and integrated imaging solutions.  Prior to joining ADAC, from June 1992 to July 1997, Mr. Deady held sales management positions with Cerner Corporation, a publicly traded provider of enterprise healthcare software and services.  From October 1989 to May 1992, Mr. Deady was Technical Sales Representative at E.I. du Pont de Nemours and Company, a manufacturer of medical imaging consumables and capital equipment.

Robert J. Colletti has served as our Senior Vice President, Chief Financial Officer and Chief Accounting Officer since August 2001. From June to August 2001, Mr. Colletti served as Senior Vice President Finance and Chief Accounting Officer. From January 1997 to June 2001, Mr. Colletti served as our vice president of finance. Mr. Colletti joined Eclipsys in January 1997 as part of our acquisition of ALLTEL Healthcare Information Services, Inc.

Frank E. Stearns, Jr., has served as our Senior Vice President Professional Services since November 2005, which includes responsibility for all professional services including implementation, integration and consulting services.  Previously, Mr. Stearns led the Eclipsys Consulting Group from January 2003.  Prior to Eclipsys, from August 1999 to January 2003, Mr. Stearns served as a Vice President and Partner for Cerner Corporation, a publicly traded provider of enterprise healthcare software and services.  From October 1993 to August 1999, Mr. Stearns served as Vice President of Decision Technologies at Computer Sciences Corporation (CSC), a worldwide provider of technology products and services focusing in the healthcare sector.  Previously, Mr. Stearns served as a Partner with APM Management Consultants in the information resources and clinical effectiveness consulting practice, and in a leadership role at MediQual Systems, Inc., a leading supplier of severity of illness and outcomes measurement tools.

   Brian W. Copple joind Eclipsys as our Chief Legal Office, General Counsel and Secretary in May 2005.  Before joining Eclipsys, Mr. Copple served as Executive Vice President, General Counsel and Secretary of Exult, Inc., a publicly traded provider of human resources and related business process outsourcing services, from February 2000 until its acquisition by Hewitt Associates late in 2004.  Previously, Mr. Copple practiced corporate and securities law as a partner with the law firm of Gibson, Dunn & Crutcher LLP.

Employees

As of December 31, 2005, we had 2020 employees. Our success depends on our continued ability to attract and retain highly skilled and qualified personnel. Competition for such personnel is intense in our industry, particularly for software developers, implementation and service consultants and sales and marketing personnel. We cannot be assured that we will continue to attract and retain qualified personnel. Our employees are not represented by any labor unions. We consider our relations with our employees to be good.

Financial Information About Geographic Areas

Revenues from U.S. operations totaled $359.3 million in 2005, $293.1 million in 2004 and $244.3 million in 2003. Revenues from outside the United States totaled $24.0 million in 2005, $16.0 million in 2004 and $10.4 million in 2003. Long-lived assets totaled $108.5 million in the United States in 2005, $89.8 million in 2004 and $73.6 million in 2003. Long-lived assets totaled $2.9 million in other countries in 2005, $2.1 million in 2004 and $100,000 in 2003.

Item 1A.    Risk Factors

Many risks affect our business.  These risks include, but are not limited to, those described below, each of which may be relevant to decisions regarding ownership of our stock.  We have attempted to organize the description of these risks into logical groupings to enhance readability, but many of the risks interrelate or could be grouped in other ways, so no special significance should be attributed to these groupings.  Any of these risks could have a significant adverse effect on our business, financial condition or results of operations.

Risks relating to development and operation of our software

Since October 2003, we have worked to overcome the effects of technical issues we experienced at that time, and the success of our recent software releases, particularly Sunrise Clinical Manager 4.5 XA, is critical.

 In October 2003, we announced the existence of response time issues within some components of the version of our next-generation core clinical software that we were developing at that time. We concluded that this was attributable to the technical design of the software, which did not adequately support the throughput required in the highly interactive patient care environment.   These issues harmed our reputation in the marketplace and set back our software development plans.  In addition, they resulted in significant expense associated with re-development and warranty claims.  Our 2003 operating results include a $1.2 million write-down of capitalized software development costs for some of our software components, and to date we have recorded provisions related to warranty costs of $4.6 million. We still have warranty and related issues with clients associated with the October 2003 problem.  Our sales bookings, market position, and financial performance have suffered as a result.

We took steps to address these issues, and our subsequent releases of Sunrise Clinical Manager 3.5 XA (3.5) in June 2004 and Sunrise Clinical Manager 4.0 XA (4.0) in March 2005 to date have not manifested these same throughput shortcomings.  Combined, these versions have been installed in approximately 60 locations; we believe they have performed well and achieved market acceptance.  However, they are still relatively recent releases and  issues may appear in the future.  Due to our recent history, the marketplace can be expected to be particularly sensitive to any future technical issues we may encounter with our software, so any serious issues associated with 3.5 or 4.0 that may emerge could seriously impair our reputation, sales, client relationships and results of operations.

We believe that Sunrise Clinical Manager 4.5 XA (4.5) which we released in January 2006 largely completes the development objectives that we had envisioned before October 2003.  Many clients, investors and market observers have anticipated the 4.5 release as an important milestone in the evolution of our software offering and our market position.  However, 4.5 has not yet been widely implemented in clinical environments, so it is too early to assess its operational performance.  It is an ambitious software release that incorporates a large number of new features and functions and was completed relatively quickly.  As is typical with new software releases in general, 4.5 may require additional work to address issues that may be discovered as the software comes into use in our client base.  If these issues are significant, our reputation, sales, client relationships and results of operations could be significantly impaired.

Our software may not operate properly, which could damage our reputation and impair our sales.

Software development is time consuming, expensive and complex.  Unforeseen difficulties can arise. We may encounter technical obstacles, and it is possible that we could discover additional problems that prevent our software from operating properly. If our software contains errors or does not function consistent with product specifications or client expectations, clients could assert liability claims against us and/or attempt to cancel their contracts with us.  It is also possible that future releases of our software, which would typically include additional features for our software, may be delayed. This could damage our reputation and impair our sales.

Our software development efforts may not meet the needs of our clients, which could adversely affect our results of operations.

We continuously strive to develop new software, and improve our existing software to add new features and functionality. We schedule and prioritize these development efforts according to a variety of factors, including our perceptions of market trends, client requirements, and resource availability. Our software is complex and requires a significant investment of time and resources to develop, test and introduce into use. Sometimes this takes longer than we expect. Sometimes we encounter unanticipated difficulties that require us to re-direct or scale-back our efforts. Sometimes we change our plans in response to changes in client requirements, market demands, resource availability, regulatory requirements, or other factors. All of this can result in acceleration of some initiatives and delay of others.  If we make the wrong choices or do not manage our development efforts well, we may fail to produce software that responds appropriately to our clients’ needs or fails to meet client expectations regarding  new or enhanced features and functionality.  If we fail to deliver software within the timeframes and with the features and functionality as described in our product specifications, we could be subject to significant contractual damages.

Market changes or mistaken development decisions could decrease the demand for our software, which could harm our business and decrease our revenues.

The healthcare information technology market is characterized by rapidly changing technologies, evolving industry standards and new software introductions and enhancements that may render existing software obsolete or less competitive. Our position in the market could erode rapidly due to the development of regulatory or industry standards that our software may not fully meet, or due to changes in the features and functions of competing software, as well as the pricing models for such software.  Our future success will depend in part upon our ability to enhance our existing software and services, and to develop and introduce competing new software and services that are appropriately priced to meet changing client and market requirements. The process of developing software and services such as those we offer is extremely complex and is expected to become more complex and expensive in the future as new technologies are introduced.  As we evolve our offering in an attempt to anticipate and meet market demand, clients and potential clients may find our software and services less appealing.  If software development for the healthcare information technology market becomes significantly more expensive due to changes in regulatory requirements or healthcare industry practices, or other factors, we may find ourselves at a disadvantage to larger competitors with more financial resources to devote to development.  If we are unable to enhance our existing software or develop new software to meet changing client requirements, demand for our software could suffer.

Our software strategy is dependent on the continued development and support by Microsoft of its .NET Framework and other technologies.

Our software strategy is substantially dependent upon Microsoft’s .NET Framework and other Microsoft technologies. The .NET Framework, in particular, is a relatively new and evolving technology. If Microsoft were to cease actively supporting .NET or other technologies, fail to update and enhance them to keep pace with changing industry standards, encounter technical difficulties in the continuing development of these technologies or make them unavailable to us, we could be required to invest significant resources in re-engineering our software. This could lead to lost or delayed sales, unanticipated development expenses and harm to our reputation, and would cause our financial results and business to suffer.

Any failure by us to protect our intellectual property, or any misappropriation of it, could enable our competitors to market software with similar features, which could reduce demand for our software.

We are dependent upon our proprietary information and technology. Our means of protecting our proprietary rights may not be adequate to prevent misappropriation. The laws of some foreign countries may not protect our proprietary rights as fully as do the laws of the United States. Also, despite the steps we have taken to protect our proprietary rights, it may be possible for unauthorized third parties to copy aspects of our software, reverse engineer our software or otherwise obtain and use information that we regard as proprietary. In some limited instances, clients can access source-code versions of our software, subject to contractual limitations on the permitted use of the source code. Furthermore, it may be possible for our competitors to copy or gain access to our content. Although our license agreements with clients attempt to prevent misuse of the source code or trade secrets, the possession of our source code or trade secrets by third parties increases the ease and likelihood of potential misappropriation of our software. Furthermore, others could independently develop technologies similar or superior to our technology or design around our proprietary rights.

Failure of security features of our software could expose us to significant expense and reputational harm.

Clients use our systems to store and transmit highly confidential patient health information.  Because of the sensitivity of this information, security features of our software are very important.  If, notwithstanding our efforts, our software security features do not function properly, or client systems using our software are compromised, we could face damages for contract breach, penalties for violation of applicable laws or regulations, significant costs for remediation and re-engineering to prevent future occurrences, and serious harm to our reputation.

Risks related to sales and implementation of our software

The length of our sales and implementation cycles may adversely affect our future operating results.

We have experienced long sales and implementation cycles. How and when to implement, replace, expand or substantially modify an information system, or modify or add business processes, are major decisions for hospitals, our target client market. Furthermore, our software generally requires significant capital expenditures by our clients. The sales cycle for our software ranges from 6 to 18 months or more from initial contact to contract execution.  Our implementation cycle has generally ranged from 6 to 36 months from contract execution to completion of implementation. During the sales and implementation cycles, we will expend substantial time, effort and resources preparing contract proposals, negotiating the contract and implementing the software. We may not realize any revenues to offset these expenditures and, if we do, accounting principles may not allow us to recognize the revenues during corresponding periods. Additionally, any decision by our clients to delay purchasing or implementing our software may adversely affect our revenues.

We may experience implementation delays that could harm our reputation and violate contractual commitments.

Some of our software is complex and requires a lengthy and expensive implementation process.  Each client’s situation is different, and unanticipated difficulties and delays may arise as a result of failures by us or the client to meet our respective implementation responsibilities.  Because of the complexity of the implementation process, delays are sometimes difficult to attribute solely to us or the client.  Implementation delays could motivate clients to delay payments or attempt to cancel their contracts with us or seek other remedies from us. Any inability or perceived inability to implement consistent with a client’s schedule may be a competitive disadvantage for us as we pursue new business.  Implementation also requires our clients to make a substantial commitment of their own time and resources and to make significant organizational and process changes, and if our clients are unable to fulfill their implementation responsibilities in a timely fashion our projects may be delayed or become less profitable.

Implementation costs may exceed expectations, which can negatively affect our operating results.

Each client’s circumstances may include unforeseen issues that make it more difficult or costly than anticipated to implement our software. We may fail to project, price or manage our implementation services correctly.  If we do not have sufficient qualified personnel to fulfill our implementation commitments in a timely fashion, related revenue may be delayed, and if we must supplement our capabilities with expensive third-party consultants, our costs will increase.

Risks related to our outsourcing services

Various risks could interrupt clients’ access to their data residing in our service center, exposing us to significant costs.

    We provide remote hosting services that involve running our software and third- party vendor’s software for clients in our Technology Solutions Center (TSC).  The ability to access the systems and the data the TSC hosts and supports on demand is critical to our clients.  Our operations and facilities are vulnerable to interruption and/or damage from a number of sources, many of which are beyond our control, including, without limitation: (i) power loss and telecommunications failures; (ii) fire, flood, hurricane and other natural disasters; (iii) software and hardware errors, failures or crashes, and (iv) computer viruses, hacking and similar disruptive problems.  We attempt to mitigate these risk through various means including redundant infrastructure, disaster recovery plans, separate test systems and change control and system security measures, but our precautions  may not protect against all problems.  If clients’ access is interrupted because of problems in the operation of our facilities, we could be exposed to significant claims by clients or their patients, particularly if the access interruption is associated with problems in the timely delivery of medical care.  We must maintain disaster recovery and business continuity plans that rely upon third-party providers of related services, and if those vendors fail us at a time that our center is not operating correctly, we could incur a loss of revenue and liability for failure to fulfill our contractual service commitments.  Any significant instances of system downtime could negatively affect our reputation and ability to sell our remote hosting services.

Any breach of confidentiality of client or patient data in our service center could expose us to significant expense and reputational harm.

We must maintain facility and systems security measures to preserve the confidentiality of data belonging to our clients and their patients that resides on computer equipment in our TSC.  Notwithstanding the efforts we undertake to protect data, our measures can be vulnerable to infiltration as well as unintentional lapse, and if confidential information is compromised we could face damages for contract breach, penalties for violation of applicable laws or regulations, significant costs for remediation and re-engineering to prevent future occurrences, and serious harm to our reputation.

Recruiting challenges and higher than anticipated costs in  outsourcing our client’s IT operations may adversely affect our profitability.

We provide outsourcing services that involve operating clients’ IT departments using our employees.  At the initiation of these relationships, clients often require us to hire, at substantially the same compensation, the entire IT staff that had been performing the services we take on.  In these circumstances our costs may be higher than we target unless and until we are able to transition the workforce, methods and systems to a more scalable model.  Various factors can make this difficult, including geographic dispersion of client facilities and variation in client needs, IT environments, and system configurations.  Also, under some circumstances we may incur unanticipated costs as a successor employer by inheriting unforeseen liabilities that the client had to these employees.  Further, facilities management contracts require us to provide the IT services specified by contract, and in some places it can be difficult to recruit qualified IT personnel.  Changes in circumstances or failure to assess the client’s environment and scope our services accurately can mean we must hire more staff than we anticipated in order to meet our responsibilities.  If we have to increase salaries or relocate personnel, or hire more people than we anticipated, our costs may increase under fixed fee contracts.

Inability to obtain consents needed from third parties could impair our ability to provide remote outsourcing services.

We and our clients need consent from some third-party software providers as a condition to running their software in our data center, or to allowing our employees who work in client locations under facilities management arrangements to have access to their software.  Vendors’ refusal to give such consents, or insistence upon unreasonable conditions to such consents, could reduce our revenue opportunities and make our outsourcing services less viable for some clients.

Risks related to the healthcare IT industry and market

We operate in an intensely competitive market that includes companies that have greater financial, technical and marketing resources than we do.

We face intense competition in the marketplace. We are confronted by rapidly changing technology, evolving user needs and the frequent introduction of new software to meet the needs of our current and future clients. Our principal competitors in our software business include Cerner Corporation, Epic Systems Corporation, Meditech, GE Medical Systems (which recently acquired IDX Systems Corporation, formerly a separate competitor), McKesson Corporation, QuadraMed Corporation and Siemens AG. Other software competitors include providers of practice management, general decision support and database systems, as well as segment-specific applications and healthcare technology consultants.  Our services business competes with large consulting firms such as Deloitte & Touche and Cap Gemini, as well as independent providers of technology implementation and other services.  Our outsourcing business competes with large national providers of technology solutions such as International Business Machines Corporation (IBM), Computer Sciences Corp. (CSC), Perot Systems Corporation, as well as smaller firms.  Several of our existing and potential competitors are better established, benefit from greater name recognition and have significantly more financial, technical and marketing resources than we do.  Some competitors, particularly those with a more diversified revenue base or that are privately held, may have greater flexibility than we do to compete aggressively on the basis of price.  We expect that competition will continue to increase, which could lead to a loss of market share or pressure on our prices and could make it more difficult to grow our business profitably.

The principal factors that affect competition within our market include software functionality, performance, flexibility and features, use of open industry standards, speed and quality of implementation and client service and support, company reputation, price and total cost of ownership.  We anticipate that competition will increase as a result of continued consolidation in both the information technology and healthcare industries.  We expect large integrated technology companies to become more active in our markets, both through acquisition and internal investment.  There is a finite number of hospitals and other healthcare providers in our target market.  As costs fall, technology improves, and market factors continue to compel investment by healthcare organizations in software and services like ours, market saturation may change the competitive landscape in favor of larger competitors with greater scale.

Clients that use our legacy software are vulnerable to competition.

A significant part of our revenue comes from relatively high-margin legacy software that was installed by our clients many years ago. We attempt to convert these clients to our newer generation software, but such conversions require significant investments of time and resources by clients. This reduces our advantage as the incumbent vendor and has allowed our competitors to target these clients, with some success.  If we are not successful in retaining a large portion of these clients by continuing to support legacy software – which is increasingly expensive to maintain – or by converting them to our newer software, our results of operations will be negatively affected.

The healthcare industry faces financial constraints that could adversely affect the demand for our software and services.

The healthcare industry faces significant financial constraints. For example, the shift to managed healthcare in the 1990’s put pressure on healthcare organizations to reduce costs, and the Balanced Budget Act of 1997 dramatically reduced Medicare reimbursement to healthcare organizations. Our software often involves a significant financial commitment by our clients. Our ability to grow our business is largely dependent on our clients’ information technology budgets.  If healthcare information technology spending declines or increases more slowly than we anticipate, demand for our software could be adversely affected.

Healthcare industry consolidation could impose pressure on our software prices, reduce our potential client base and reduce demand for our software.

Many hospitals have consolidated to create larger healthcare enterprises with greater market power. If this consolidation trend continues, it could reduce the size of our target market and give the resulting enterprises greater bargaining power, which may lead to erosion of the prices for our software. In addition, when hospitals combine they often consolidate infrastructure including IT systems, and acquisition of our clients could erode our revenue base.

Potential changes in standards applicable to our software could require us to incur substantial additional development costs.

Integration and interoperability of the software and systems provided by various vendors are important issues in the healthcare industry.  Market forces or regulatory authorities could cause emergence of software standards applicable to us, and if our software is not consistent with those standards we could be forced to incur substantial additional development costs to conform.  If our software is not consistent with emerging standards, our market position and sales could be impaired.

Risks related to our operating results, accounting controls and finances

We have a history of operating losses and we cannot predict future profitability.

We had a profit of $485,000 in 2005 although we had a loss from operations of $2.6 million. We had a net loss of $32.6 million for the year ended December 31, 2004. We also had net losses of $56.0 million in 2003, $29.8 million in 2002, $34.0 million in 2000, $9.4 million in 1999, and $35.3 million in 1998. In 2001, we had net income of $4.4 million, although we had a loss from operations of $1.6 million.  It is not certain that we will remain profitable, or that our profitability will increase.  We may incur net losses in the future.

Our operating results may fluctuate significantly and may cause our stock price to decline.

We have experienced significant variations in revenues and operating results from quarter to quarter. Our operating results may continue to fluctuate due to a number of factors, including:

•	the performance of our software and our ability to promptly and efficiently address software performance shortcomings or warranty issues;
•	the cost, timeliness and outcomes of our software development and implementation efforts;
•	the timing, size and complexity of our software sales and implementations;
•	overall demand for healthcare information technology;
•	the financial condition of our clients and potential clients;
•	market acceptance of new services, software and software enhancements by us and our competitors;
•	client decisions regarding renewal of their respective contracts;
•	software and price competition;
•	the relative proportions of revenues we derive from software, services and hardware;
•	changes in our operating expenses;
•	the timing and size of future acquisitions;
•	personnel changes;
•	significant judgments and estimates made by management in the application of generally accepted accounting principles;
•	healthcare reform measures and healthcare regulation in general; and
•	fluctuations in general economic and financial market conditions, including interest rates.

It is difficult to predict the timing of revenues that we receive from software sales, because the sales cycle can vary depending upon several factors. These include the size and terms of the transaction, the changing business plans of the client, the effectiveness of the client’s management, general economic conditions and the regulatory environment. In addition, the timing of our revenue recognition could vary considerably depending upon whether our clients license our software under our subscription model or our traditional licensing arrangements. Because a significant percentage of our expenses are relatively fixed, a variation in the timing of sales and implementations could cause significant variations in operating results from quarter to quarter. We believe that period-to-period comparisons of our historical results of operations are not necessarily meaningful. Investors should not rely on these comparisons as indicators of future performance.

Early termination of client contracts could adversely affect results of operations.

Client contracts can change or terminate early for a variety of reasons.  Change of control, financial issues, or other changes in client circumstances may cause us or the client to seek to modify or terminate a contract.  Further, either we or the client may generally terminate a contract for material uncured breach by the other.  If we breach a contract, we may be required to refund money previously paid to us by the client, or to pay other damages.  Even if we have not breached, we may deal with various situations from time to time for the reasons described above which may result in the amendment of a contract.  These steps can result in significant current period charges and/or reductions in future revenue.

Because in many cases we recognize revenues for our software monthly over the term of a client contract, downturns or upturns in sales will not be fully reflected in our operating results until future periods.

We recognize a significant portion of our revenues from clients monthly over the terms of their agreements, which are typically 5-7 years and can be up to 10 years. As a result, much of the revenue that we report each quarter is attributable to agreements executed during prior quarters. Consequently, a decline in sales, client renewals, or market acceptance of our software in one quarter will not necessarily be reflected in lower revenues in that quarter, and may negatively affect our revenues and profitability in future quarters. In addition, we may be unable to adjust our cost structure to compensate for these reduced revenues. This monthly revenue recognition also makes it difficult for us to rapidly increase our revenues through additional sales in any period, as a significant portion of revenues from new clients must generally be recognized over the applicable agreement term.

Payment defaults by large customers could have significant negative impact on our liquidity and overall financial condition.

    During the fiscal year ended December 31, 2005, approximately 40.2 % of our revenues were attributable to our 20 largest clients.  In addition, approximately 51.7% of our accounts receivable as of December 31, 2005 were attributable to 20 clients.  Significant payment defaults by these clients could have a significant negative impact on our liquidity and overall financial condition.

Impairment of intangible assets could increase our expenses.

A significant portion of our assets consists of intangible assets, including capitalized development costs, goodwill and other intangibles acquired in connection with acquisitions.  Current accounting standards require us to evaluate goodwill on an annual basis and other intangibles if certain triggering events occur, and adjust the carrying value of these assets to net realizable value when such testing reveals impairment of the assets.  Various factors, including regulatory or competitive changes, could affect the value of our intangible assets.  If we are required to write-down the value of our intangible assets due to impairment, our reported expenses will increase, resulting in a corresponding decrease in our reported profit.

Failure to maintain effective internal controls could adversely affect our operating results and the market price of our common stock.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that we maintain internal control over financial reporting that meets applicable standards.  If we fail to maintain effective internal controls and procedures in accordance with the requirements of Section 404, as such standards may be modified, supplemented or amended, we may be required to disclose our deficiencies.  If we are unable, or are perceived as unable, to produce reliable financial reports due to internal controls deficiencies, investors could lose confidence in our reported financial information and our operating results and the market price of our common stock could be adversely affected.

Adoption of FAS 123R will increase our expenses and have a significant effect on our reported profit.

In 2006 and beyond, recorded expenses will increase as a result of our adoption of FAS 123R, which requires us to record expense associated with stock options based upon their fair value at the date of grant.  If we had adopted this methodology we would have recorded stock option related expense of $10.7 million, $9.6 million and $16.2 million in 2005, 2004 and 2003, respectively, using the Black-Scholes valuation model. Actual amounts recorded in the future will vary depending upon the number of options actually granted, the fair market value at the date of grant, and other variables affecting the calculation.

Inability to obtain additional financing could limit our ability to conduct necessary development activities and make strategic investments.

While our available cash and cash equivalents and the cash we anticipate generating from operations appear at this time to be adequate to meet our foreseeable needs, we could incur significant expenses as a result of unanticipated events in our business or competitive, regulatory, or other changes in our market.  As a result, we may in the future need to obtain additional financing.  If additional financing is not available on acceptable terms, we may not be able to respond adequately to these changes, which could adversely affect our operating results and the market price of our common stock.

Risk of liability to third parties

Our software and content are used to assist clinical decision-making and provide information about patient medical histories and treatment plans. If our software fails to provide accurate and timely information or is associated with faulty clinical decisions or treatment, clients, clinicians or their patients could assert claims against us that could result in substantial cost to us, harm our reputation in the industry and cause demand for our software to decline.

We provide software and content that provides practice guidelines and potential treatment methodolgies, and other information and tools for use in clinical decision-making,  provides access to patient medical histories and assists in creating patient treatment plans. If our software fails to provide accurate and timely information, or if our content or any other element of our software is associated with faulty clinical decisions or treatment, we could have liability to clients, clinicians or patients. The assertion of such claims, whether or not valid and ensuing litigation, regardless of its outcome, could result in substantial cost to us, divert management’s attention from operations and decrease market acceptance of our software. We attempt to limit by contract our liability for damages and to require that our clients assume responsibility for medical care and approve all system rules and protocols. Despite these precautions, the allocations of responsibility and limitations of liability set forth in our contracts may not be enforceable, may not be binding upon patients, or may not otherwise protect us from liability for damages. We maintain general liability and errors and omissions insurance coverage, but this coverage may not continue to be available on acceptable terms or may not be available in sufficient amounts to cover one or more large claims against us. In addition, the insurer might disclaim coverage as to any future claim. One or more large claims could exceed our available insurance coverage.

Complex software such as ours may contain errors or failures that are not detected until after the software is introduced or updates and new versions are released. It is challenging for us to envision and test our software for all potential problems because it is difficult to simulate the wide variety of computing environments or treatment methodologies that our clients may deploy or rely upon. Despite extensive testing by us and clients, from time to time we have discovered defects or errors in our software, and such defects or errors can be expected to appear in the future.  Defects  and errors that are not timely detected and remedied could expose us to risk of liability to clients, clinicians and patients and cause delays in software introductions and shipments, result in increased costs and diversion of development resources, require design modifications or decrease market acceptance or client satisfaction with our software.

Our software and our vendors’ software that we include in our offering could infringe third-party intellectual property rights, exposing us to costs that could be significant.

Infringement or invalidity claims or claims for indemnification resulting from infringement claims could be asserted or prosecuted against us based upon design or use of software we provide to clients, including software we develop as well as software provided to us by vendors. Regardless of the validity of any claims, defending against these claims could result in significant costs and diversion of our resources, and vendor indemnity might not be available. The assertion of infringement claims could result in injunctions preventing us from distributing our software, or require us to obtain a license to the disputed intellectual property rights, which might not be available on reasonable terms or at all.  We might also be required to indemnify our clients at significant expense.

Risks related to our strategic relationships and initiatives

We depend on licenses from third parties for rights to some technology we use, and if we are unable to continue these relationships and maintain our rights to this technology, our business could suffer.

We depend upon licenses for some of the technology used in our software from a number of third-party vendors. Most of these licenses expire within one to five years, can be renewed only by mutual consent and may be terminated if we breach the terms of the license and fail to cure the breach within a specified period of time. We may not be able to continue using the technology made available to us under these licenses on commercially reasonable terms or at all. As a result, we may have to discontinue, delay or reduce software shipments until we obtain equivalent technology, which could hurt our business. Most of our third-party licenses are non-exclusive. Our competitors may obtain the right to use any of the technology covered by these licenses and use the technology to compete directly with us. In addition, if our vendors choose to discontinue support of the licensed technology in the future or are unsuccessful in their continued research and development efforts, particularly with regard to Microsoft, we may not be able to modify or adapt our own software.

Our offering often includes software modules provided by third parties, and if these third parties do not meet their commitments, our relationships with our clients could be impaired.

Some of the software modules we offer to clients are provided by third parties.  We often rely upon these third parties to produce software that meets clients’ needs and to implement and maintain that software.  If these third parties fail to fulfill their responsibilities, our relationships with affected clients could be impaired, and we could be responsible to clients for the failures.  We might not be able to recover from these third parties for all of the costs we incur as a result of their failures.

If we undertake additional acquisitions, they may be disruptive to our business and could have an adverse effect on our future operations and the market price of our common stock.

An important element of our business strategy has been expansion through acquisitions. Since 1997, we have completed ten acquisitions.  While there is no assurance that we will complete any future acquisitions, any future acquisitions would involve a number of risks, including the following:

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

Risks related to industry regulation

Potential regulation by the U.S. Food and Drug Administration of our software and content as medical devices could impose increased costs, delay the introduction of new software and hurt our business.

The U.S. Food and Drug Administration, or FDA, is likely to become increasingly active in regulating computer software or content intended for use in the healthcare setting. The FDA has increasingly focused on the regulation of computer software and computer-assisted products as medical devices under the Food, Drug, and Cosmetic Act, or the FDC Act. If the FDA chooses to regulate any of our software, or third party software that we resell, as medical devices, it could impose extensive requirements upon us, including the following:

•
requiring us to seek FDA clearance of a pre-market notification submission demonstrating substantial equivalence to a device already legally marketed, or to obtain FDA approval of a pre-market approval application establishing the safety and effectiveness of the software;

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

If we fail to comply with applicable requirements, the FDA could respond by imposing fines, injunctions or civil penalties, requiring recalls or software corrections, suspending production, refusing to grant pre-market clearance or approval of software, withdrawing clearances and approvals, and initiating criminal prosecution. Any FDA policy governing computer products or content, may increase the cost and time to market of new or existing software or may prevent us from marketing our software.

Changes in federal and state regulations relating to patient data could depress the demand for our software and impose significant software redesign costs on us.

Clients use our systems to store and transmit highly confidential patient health information and data.  State and federal laws and regulations and their foreign equivalents govern the collection, use, transmission and other disclosures of health information. These laws and regulations may change rapidly and may be unclear or difficult to apply.

Federal regulations under the Health Insurance Portability and Accountability Act of 1996, or HIPAA, impose national health data standards on healthcare providers that conduct electronic health transactions, healthcare clearinghouses that convert health data between HIPAA-compliant and non-compliant formats and health plans. Collectively, these groups are known as covered entities. The HIPAA standards prescribe transaction formats and code sets for electronic health transactions; protect individual privacy by limiting the uses and disclosures of individually identifiable health information; and require covered entities to implement administrative, physical and technological safeguards to ensure the confidentiality, integrity, availability and security of individually identifiable health information in electronic form. Though we are not a covered entity, most of our clients are and require that our software and services adhere to HIPAA standards. Any failure or perception of failure of our software or services to meet HIPAA standards could adversely affect demand for our software and services and force us to expend significant capital, research and development and other resources to modify our software or services to address the privacy and security requirements of our clients.

States and foreign jurisdictions in which we or our clients operate have adopted, or may adopt, privacy standards that are similar to or more stringent than the federal HIPAA privacy standards. This may lead to different restrictions for handling individually identifiable health information. As a result, our clients may demand information technology solutions and services that are adaptable to reflect different and changing regulatory requirements which could increase our development costs. In the future, federal or state governmental authorities may impose new data security standards or additional restrictions on the collection, use, transmission and other disclosures of health information. We cannot predict the potential impact that these future rules, may have on our business. However, the demand for our software and services may decrease if we are not able to develop and offer software and services that can address the regulatory challenges and compliance obligations facing our clients.

Risks related to our personnel and organization

Recent changes in our executive team could distract management and cause uncertainty that could result in delayed or lost sales.

From April until November 2005, our Chairman, Eugene V. Fife, served as our President and Chief Executive Officer on an interim basis, pending a search for a new, long-term Chief Executive Officer.  In November 2005, R. Andrew Eckert replaced Mr. Fife as CEO and President.  Including Mr. Eckert, five of our executive officers have joined the Company or assumed their current roles within the past year.  In January, 2006, we announced a headcount reduction of approximately 100 persons, including seven senior executives, and reorganization of our management structure.  These changes may disrupt continuity in our organization, disrupt established relationships with clients, prospects and vendors, divert our management’s time and attention from the operation of our business, delay important operational initiatives, and cause some level of uncertainty among our clients and potential clients that could lead to delays in closing new business or ultimately in lost sales.

If we fail to attract, motivate and retain highly qualified technical, marketing, sales and management personnel, our ability to execute our business strategy could be impaired.

Our success depends, in significant part, upon the continued services of our key technical, marketing, sales and management personnel, and on our ability to continue to attract, motivate and retain highly qualified employees. Competition for these employees is intense and we maintain at-will employment terms with our employees, meaning that they are free to leave at any time.  Further, while we do utilize non-compete agreements with some employees, such agreements may not be enforceable, or we may choose for various reasons not to attempt to enforce them. In addition, the process of recruiting personnel with the combination of skills and attributes required to execute our business strategy can be difficult, time-consuming and expensive. We believe that our ability to implement our strategic goals depends to a considerable degree on our senior management team. The loss of any member of that team could hurt our business.

Provisions of our charter documents and Delaware law may inhibit potential acquisition bids that a stockholder may believe is desirable, and the market price of our common stock may be lower as a result.

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

Item 1B.    Unresolved Staff Comments

Not applicable.

Item 2.        Properties

Our corporate offices are located in Boca Raton, Florida under a lease that expires in February 2008. In addition, we maintain leased office space in Phoenix, Arizona; Newport Beach, California; San Jose, California; Santa Rosa, California; Atlanta, Georgia; Westchester, Illinois; Overland Park, Kansas; Rockville, Maryland; Boston, Massachusetts; Grand Rapids, Michigan; Mountain Lakes, New Jersey;  Malvern, Pennsylvania; San Antonio, Texas; Montreal, Canada, Toronto, Canada and Richmond, Canada. These leases expire at various times through September 2013.

Item 3.        Legal Proceedings

We and our subsidiaries are from time to time parties to legal proceedings, lawsuits and other claims incident to our business activities. Such matters may include, among other things assertions of contract breach or intellectual property infringement, claims for indemnity arising in the course of our business and claims by persons whose employment has been terminated. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, we are unable to ascertain the ultimate aggregate amount of monetary liability, amounts which may be covered by insurance or recoverable from third parties, or the financial impact with respect to these matters as of the date of this report. However, based on our knowledge at the time of this report, management believes that the final resolution of such matters pending at the time of this report, individually and in the aggregate, will not have a material adverse effect upon our consolidated financial position, results of operations or cash flows.

Item 4.        Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our stockholders during the fourth quarter of 2005.

Part II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our common stock has been publicly traded on the NASDAQ National Market under the symbol “ECLP” since our initial public offering on August 6, 1998. The following table sets forth, for the quarters indicated, the high and low sales prices of our common stock as reported by the NASDAQ National Market.

	High	Low
2004
First quarter	$15.48	$11.27
Second quarter	$15.26	$11.25
Third quarter	$16.07	$12.75
Fourth quarter	$20.95	$14.62
2005
First quarter	$20.52	$14.44
Second quarter	$15.67	$11.21
Third quarter	$18.83	$12.82
Fourth quarter	$20.20	$15.38

Holders of Record

On February 15, 2006, the last reported sale price of our common stock on the NASDAQ National Market was $21.15 per share. Also as of February 15, 2006, we had approximately 192 stockholders of record.

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

Item 6.       Selected Financial Data

You should read the following selected financial data in conjunction with our consolidated financial statements and the related notes thereto, along with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, that is included elsewhere in this document. Our statement of operations data for the years ended December 31, 2005, 2004 and 2003 and the balance sheet data at December 31, 2005 and 2004 are derived from, and are qualified by reference to, our audited consolidated financial statements, which appear elsewhere in this document. Our statement of operations data for the years ended December 31, 2002 and 2001  and the balance sheet data at December 31, 2003, 2002 and 2001  set forth below, are derived from, and are qualified by reference to, our audited consolidated financial statements which are not included in this document. Historical results are not necessarily indicative of any future results.

Consolidated Statements of Operations
(in thousands, except per share data)

	Year Ended December 31,
	2005	2004	2003	2002	2001
Revenues:
Systems and services	$370,309	$282,124	$233,971	$203,218	$223,171
Hardware	12,962	26,951	20,708	14,850	16,505
Total revenues	383,271	309,075	254,679	218,068	239,676
Costs and expenses:
Costs of systems and services revenues	225,080	168,393	143,276	119,044	124,255
Costs of hardware revenues	11,055	22,949	17,252	12,270	13,571
Sales and marketing	64,140	65,024	70,381	53,175	42,698
Research and development	51,789	58,095	58,144	46,228	37,034
General and administrative	19,191	15,524	13,528	12,434	10,278
Depreciation and amortization	14,659	13,284	10,492	8,531	13,900
Pooling and transaction costs	-	-	-	-	(472)
Total costs and expenses	385,914	343,269	313,073	251,682	241,264
Loss from operations	(2,643)	(34,194)	(58,394)	(33,614)	(1,588)
Interest income, net	3,128	1,629	2,430	4,016	5,996
Income (loss) before income taxes	485	(32,565)	(55,964)	(29,598)	4,408
Provision for income taxes	-	-	-	165	-
Net income (loss)	$485	$(32,565)	$(55,964)	$(29,763)	$4,408
Net income (loss) per common share:
Basic net income (loss) per common share	$0.01	$(0.70)	$(1.23)	$(0.67)	$0.10
Diluted net income (loss) per common share	$0.01	$(0.70)	$(1.23)	$(0.67)	$0.09
Basic weighted average common shares outstanding	47,947	46,587	45,405	44,711	43,244
Diluted weighted average common shares outstanding	50,644	46,587	45,405	44,711	46,795

	Year Ended December 31,
	(in thousands)
	2005	2004	2003	2002	2001
Balance Sheet Data:
Cash	$76,693	$122,031	$151,683	$183,500	$168,942
Marketable Securities	37,455	-	-	-	-
Working Capital	52,789	47,371	79,553	140,368	174,951
Total assets	328,789	296,043	295,783	301,197	300,494
Debt, including current portion	-	-	-	-	-
Stockholder's equity	$146,191	$123,277	$143,153	$192,597	$218,201

Item 7.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

The following should be read in conjunction with our consolidated financial statements, including the notes thereto, which are included elsewhere in this document.

Eclipsys is a healthcare information technology company. We develop and license our proprietary software and content to hospitals. Our software allows hospitals to automate many of the key clinical, administrative and financial functions that they require. Our software is designed to enable our clients to improve patient care and patient satisfaction, and allow them to reduce their operating costs and enhance their revenues.  Our content provides practice guidelines for use in clinical environments.

Background

We were founded in December 1995 to commercialize an integrated clinical and financial information software system for use by hospitals. Historically, hospitals kept records in paper form. This has been associated with patient safety concerns, including avoidable medical errors, duplicative and unnecessary procedures, inefficient use of limited resources, and a limited ability to track, bill and collect for services rendered. Our software is designed to address these issues by turning data into information that can be easily used, accessed by or provided to the right person, at the right time, in the right place. This enables hospital employees to redesign business processes, deliver higher quality care at lower cost, and receive expedited payment for services rendered. Our software also helps to improve collaboration among physicians, nurses and other healthcare workers across all venues of care.

Software Development

In June 1999, we began re-expressing the intellectual property we had acquired through acquisitions on a common platform to provide integrated software to our clients. In 1999, we announced the general availability of SCM, the first version of our SunriseTM suite of software. SCM provides advanced knowledge-based clinical decision-support capabilities including computerized physician order entry.

In 2001, we announced our SunriseXATM strategy. This strategy was to migrate our Sunrise suite of software to an open architecture and platform. SunriseXA’s architecture is built on Microsoft’s .NET Framework, Microsoft SQL Server and the Microsoft Windows family of operating systems. In 2002 and 2003, we announced the general availability of certain components of our SunriseXA software offerings.

In October 2003, we identified and announced certain response time issues within components of the version of our next-generation clinical software that we were developing at that time. Although some of our software components had been implemented in and were working at some client sites, we determined that the software did not produce acceptable response times for complex, high-volume hospital environments. To address the issue, we implemented a strategy that was designed to allow SunriseXA clients to continue their deployment of SunriseXA, and at the same time allow us to continue the development of advanced SunriseXA solutions. This strategy was to replace the affected SunriseXA components with certain components from our SCM software, which is our prior generation, core clinical software. The response time issue resulted in a software delivery delay for some of our advanced SunriseXA functionality. The announcement of these issues also impacted the implementation schedules for a number of our clients.  This announcement adversely affected our sales in 2004 and 2005.

In connection with this issue, we recorded a $1.2 million write-down of capitalized software development costs to net realizable value for some SunriseXA components in the third quarter of 2003. The write-down was included in the costs of systems and services revenues. Also, we believe that the correction of the response time issue and related issues is covered by the warranties that we provide to our clients.  We intend to continue to remediate the problem for our clients. Accordingly, we recorded provisions related to warranty costs of $4.6 million to date.  These provisions reflect our estimate of warranty-related costs that includes among other things, implementation and third-party costs for affected clients. Warranty costs are charged to costs of systems and services revenues when they are probable and reasonably estimable.  Through December 31, 2005, we had expended approximately $3.5 million in warranty costs related to remediation of the response time issue and related issues.  As of December 31, 2005 the warranty reserve balance was $1.1 million.   Professional services revenues have been, and we believe will continue to be negatively affected as we utilize resources to fulfill these obligations.

On June 30, 2004, we introduced Sunrise Clinical Manager Release 3.5 XA.  This new release contained significant additional functionality for core clinical, ambulatory and emergency department settings, as well as enhancements to patient management functions.  Additionally, the new release extended support for physicians through the inclusion of advanced functionality for clinical decision support, structured notes, medical necessity checking, prescription writing and medical management configuration.

In November 2004, we announced the general availability of Sunrise ED Manager 3.6 XA and Sunrise Ambulatory Care Manager 3.6 XA. In the first quarter of 2005, we released Sunrise Clinical Manager Release 4.0XA, which contained new features and enhancements in several key areas including incremental functionality related to ambulatory, emergency department, critical care, medication management and nursing.   Additionally, we released Remote Access Services (RAS) 4.0 XATM and Pocket SunriseTM 4.0 XA, which enhanced users’ ability to access our applications from remote locations.  Furthermore, in November 2005 we announced the release of Sunrise Radiology Information System (RIS), which automates radiology workflow.

In January 2006 we released Sunrise Clinical Manager Release 4.5 XA.  This release contained approximately 1,500 incremental functions which continued to enhance the capabilities of our offering in all major clinical areas including ambulatory, emergency department, critical care and nursing.  Additionally, this release included integrated end–to-end medication management capabilities and builds upon   recent enhancements to our Sunrise Patient Financial Manager and Sunrise Decision Support Manager solutions.

The general availability of these releases fulfilled key deliverables expected by our clients in connection with the 2003 response time issue. These releases were consistent with our strategy and contained enhanced functionality as planned.

Operational Initiatives

During 2001, our management made two strategic decisions that significantly impacted our operating results. First, we substantially increased our gross research and development spending, which includes research and development expenses and capitalized software development costs. This decision was made to enable us to bring components of our SunriseXA software line to market more rapidly. Second, we invested heavily in sales and marketing to enhance market awareness surrounding Eclipsys and its software and services. We did this to capitalize on perceived market demand for our software and services. Additionally, in 2002, we moved aggressively to change our contracting model, offering our clients payment terms which are more evenly distributed over the term of the contract compared to our historical licensing model, in which software license fees were paid in advance. We did this to meet the needs of our clients, by matching the timing of their payments to the value that we deliver to them. We believe that this new contracting model makes purchase decisions easier for our clients.

The change in our contracting model has had a material affect on our revenues, gross margins, and cash flows. Because the payments from our clients for software license fees are more evenly distributed over the term of the contract, our revenues are recognized over a longer period of time compared to our historical licensing model, while a significant portion of our operating expenses remain relatively fixed, resulting in lower margins early in the contract term.  We believe that this contracting model will provide for more predictable revenues on a year over year basis, and that over time, our margins will trend back towards historical levels as revenue from contracts later in their contract term help to compensate for lower margins earned in connection with new contracts.

Competitive Environment and Other Challenges for 2006

During the fourth quarter of 2004 and much of 2005, we experienced a slow-down in closing new sales transactions related to increasing competition, issues associated with our previously discussed software delay and our CEO transition.  Additionally, we hired a new CEO during the fourth quarter of 2005 and implemented a restructuring of senior management and our operations during January 2006.   Also, we continue to release significant new functionality in our software suite including a major new release in January 2006.  In connection with these releases, we continue to implement a significant number of clients on this new software.  In the event our new software does not continue to achieve market acceptance, we experience any significant delays in implementing these new releases or experience disruptions in our operations as a result of the restructuring activities, our results of operations could be negatively affected, including a delay or loss in closing future new sales transactions.

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
  whether the fees associated with our software and services are fixed or determinable;
  whether collection of our fees is reasonably assured;
  whether professional services are essential to the functionality of the related software;
  whether we have the ability to make reasonably dependable estimates in the application of the percentage-of-completion method; and
  whether we have verifiable objective evidence of fair value for our software and services.
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

Many of our contracts with our clients are multiple element arrangements which may provide for multiple software modules including the rights to future versions and releases we may offer within the software suites the client purchases or rights to software versions that support different hardware or operating platforms, and that do not qualify as exchange rights.  We refer to these arrangements as subscription contracts.  Additionally, we sometimes enter into multiple element arrangements that do not include these rights to future software or platform protection rights.  We refer to these arrangements as traditional software contracts.  Finally, we offer much of our software and services on a stand-alone bases. Revenue under each of these arrangements is recognized as follows:

Subscription Contracts

Our subscription contracts typically include the following deliverables:

  Software license fees;
  Maintenance;
  Professional services; and
  Third party hardware or remote hosting services.
   Software license fees are recognized ratably over the term of the contract, commencing upon the delivery of the software provided that (1) there is evidence of an arrangement, (2) the fee is fixed or determinable and (3) collection of our fee is considered probable. The value of the software is determined using the residual method pursuant to Statement of Position or SOP 98-9, “Modification of SOP 97-2, With Respect to Certain Transactions” or SOP 98-9. These contracts contain the rights to unspecified future software within the suite purchased and/or unspecified platform transfer rights that do not qualify for exchange accounting. Accordingly, these arrangements are accounted for pursuant to paragraphs 48 and 49 of SOP 97-2 “Software Revenue Recognition” or SOP 97-2. Under certain arrangements, we capitalize related direct costs consisting of third party software costs and direct software implementation costs. These costs are amortized over the term of the arrangement.

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

In the case of remote hosting services, VSOE is based upon consistent pricing charged to clients based on volumes and performance requirements on a stand-alone basis and substantive renewal terms, and the revenues are recognized ratably over the contract term as the services are performed. Our remote hosting arrangements generally require us to perform one-time set-up activities and include a one-time set-up fee. This one-time set-up fee is generally paid by the client at contract execution. We have determined that these set-up activities do not constitute a separate unit of accounting, and accordingly the related set-up fees are recognized ratably over the term of the contract.

We consider the applicability of EITF 00-3, “Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored On Another Entity’s Hardware,” to our remote hosting services arrangements on a contract-by-contract basis. If we determine that the client has the contractual right to take possession of our software at any time during the hosting period without significant penalty, and can feasibly run the software on its own hardware or enter into another arrangement with a third party to host the software, a software element covered by SOP 97-2 exists. When a software element exists in a remote hosting services arrangement, we recognize the license, professional services and remote hosting services revenues pursuant to SOP 97-2, whereby the fair value of the remote hosting service is recognized as revenue ratably over the term of the remote hosting contract. If we determine that a software element covered by SOP 97-2 is not present in a remote hosting services arrangement; we recognize revenue for the remote hosting services arrangement, ratably over the term of the remote hosting contract pursuant to SAB 104.

Traditional Software Contracts

We enter into traditional multiple-element arrangements that include the following elements:

  Software license;
  Maintenance;
  Professional services; and
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

Stand-Alone Software and Service

We also market certain software and services on a stand-alone basis, including the following:

  Outsourcing;
  Software license;
  Maintenance;
  Professional services;
  Hardware;
  Network services;
  Remote Hosting services.
    Revenues related to such software and services are recognized as follows:

Software license fees and maintenance are marketed on a stand-alone basis may be licensed either under traditional contracts or under subscription arrangements. Software license fees under traditional contracts are recognized pursuant to SOP 97-2 upon delivery of the software, persuasive evidence of an arrangement exists, the fee is fixed or determinable and collectibility is probable. Under subscription agreements for stand-alone software, license fees are recognized ratably over the term of the contract. With respect to maintenance, VSOE is determined based on substantive renewal prices contained in the contracts. Maintenance is recognized ratably over the term of the contract.

Professional services represent incremental services marketed to clients including implementation and consulting services. Professional services revenues, where VSOE is based on prices from stand-alone transactions are recognized as services are performed.

Hardware is recognized upon delivery pursuant to SAB 104.

Network service arrangements include the assessment, assembly and delivery of a wireless network which may include wireless carts or other wireless equipment to the client. Our network services arrangements are sold to a client for a fixed fee. All services are performed prior to the delivery of the equipment. These contracts are typically 60 to 90 days in length and are recognized pursuant to SAB 104, upon the delivery of the network to the client.

Remote hosting contracts that are sold on a stand alone basis are recognized ratably over the contract term pursuant to SAB 104. Our remote hosting arrangements generally require us to perform one-time set-up activities and include a one-time set-up fee. This one-time set-up fee is generally paid by the client at contract execution. We have determined that these set-up activities do not constitute a separate unit of accounting, and accordingly we recognize the related set-up fees ratably over the term of the contract.

We provide outsourcing services to our clients. Under these arrangements we assume all responsibilities for a healthcare organization’s IT operations using our employees. Our outsourcing services include facilities management, network outsourcing and transition management. These arrangements typically range from five to ten years in duration. Revenues from these arrangements are recognized when services are performed.

We record reimbursable out-of-pocket expenses in both systems and services revenues and as a direct cost of systems and services revenues in accordance with EITF Issue No. 01-14, Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred (“EITF 01-14”). EITF 01-14 requires reimbursable out-of-pocket expenses incurred to be characterized as revenue in the statement of operations. For 2005, 2004, and 2003 reimbursable out-of-pocket expenses were $9.2 million, $5.7 million, and $4.5 million, respectively.

In accordance with EITF Issue No. 00-10, Accounting for Shipping and Handling Fees, we have classified the re-imbursement by clients of shipping and handling costs as revenue and the associated cost as cost of revenue.

If other judgments or assumptions were used in the evaluation of our revenue arrangements, the timing and amounts of revenue recognized may have been significantly different.

Allowance for Doubtful Accounts

In evaluating the collectibility of our accounts receivable, we assess a number of factors, including a specific client’s ability to meet its financial obligations to us, as well as general factors such as the length of time the receivables are past due and historical collection experience. Based on these assessments, we record a reserve for specific account balances as well as a reserve based on our historical experience for bad debt to reduce the related receivables to the amount we ultimately expect to collect from clients. If circumstances related to specific clients change, or economic conditions deteriorate such that our past collection experience is no longer relevant, our estimate of the recoverability of our accounts receivable could be further reduced from the levels provided for in the consolidated financial statements.

Capitalized Software Development Costs

We capitalize software development costs in accordance with FASB Statement No. 86 “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed.” We capitalize software development costs incurred subsequent to establishing technological feasibility of the software being developed. These costs include salaries, benefits, consulting and other directly related costs incurred in connection with coding and testing software. Capitalization ceases when the software is generally released for sale to clients, at which time amortization of the capitalized costs begins. At each balance sheet date, we perform a detailed assessment of our capitalized software development costs which includes a review of, among other factors, projected revenues, client demand requirements, software lifecycle, changes in software and hardware technologies, and software development plans. Based on this analysis we record adjustments, when appropriate, to reflect the net realizable value of our capitalized software development costs. The estimates of expected future revenues generated by the software, the remaining economic life of the software, or both, could change, materially affecting the carrying value of capitalized software development costs, as well as our consolidated operating results in the period of change.

    On October 20, 2003, we announced response time issues with some components of the version of our next-generation core clinical software that we were developing at that time. To address the issue, we implemented a strategy that was designed to allow SunriseXA clients to continue their deployment of SunriseXA, and at the same time allow us to continue the development of our advanced SunriseXA solutions. Our strategy was to replace the affected SunriseXA components with certain components from our SCM software. As a result, in 2003 we recorded a $1.2 million write-down of capitalized software development costs for certain SunriseXA components to net realizable value. The write-down is included in the costs of systems and services revenues.

Warranty Reserve

The agreements that we use to license our software include a limited warranty providing that our software, in its unaltered form, will perform substantially in accordance with the related documentation. Through September 30, 2003, we did not incur any material warranty costs related to our software. Due to the response time issues that we identified in October 2003, we recorded provisions related to warranty costs of $4.6 million to date and expended $3.5 million against the provision through December 31, 2005. Warranty costs are charged to costs of systems and services revenues when they are probable and reasonably estimable. In determining this warranty reserve, we used significant judgments and estimates for the additional professional service hours and third party costs that will be necessary to remedy this issue on a client-by-client basis. The timing and amount of our warranty reserve could have been different if we had used other judgments or assumptions in our evaluation. We expect to substantially complete this work by December 31, 2006.

Results of Operations

Revenues

We derive revenues from licensing our software and the delivery of services including software and hardware maintenance; professional services (including implementation, integration, training and consulting); remote hosting services; outsourcing services; network services; and the sale of computer hardware. Our software and services are generally sold to clients under contracts that range in duration from 3 to 10 years.

Costs of Revenues

The principal costs of systems and services revenues are salaries, benefits and related overhead costs for implementation, maintenance, remote hosting and outsourcing personnel. Other significant costs are the amortization of capitalized software development costs and acquired technology intangible asset. Capitalized software development costs are generally amortized over three years on a straight-line basis commencing upon general release of the related software, or are based on the ratio that current revenues bear to total anticipated revenues for the applicable software. Acquired technology is amortized over three to five years based upon the estimated economic life of the underlying asset.  Cost of revenues related to hardware sales includes our cost to acquire the hardware from the manufacturer.

During the third quarter of 2003, we recorded a write-down of capitalized software costs to net realizable value of certain components of our SunriseXA software in the amount of $1.2 million. This related to the SunriseXA response time issue discussed above. Additionally, to date, we have recorded a warranty provision of $4.6 million related to anticipated costs of our SunriseXA response time issue. This warranty provision reflects an estimate of implementation and third party costs for certain clients. The warranty provision was included in the costs of systems and services revenues.

Sales and Marketing

Sales and marketing expenses consist primarily of salaries, benefits, commissions, and related overhead costs. Other costs include expenditures for marketing programs and events, public relations, trade shows, advertising, and related communications.

Research and Development

Research and development expenses consist primarily of salaries, benefits and related overhead, as well as consultants for the design, development and testing of new software. We capitalize certain software development costs subsequent to attaining technological feasibility. These costs are amortized as an element of the costs of systems and services revenues.

General and Administrative

General and administrative expenses consist primarily of salaries, benefits and related overhead costs for administration, executive, finance, legal, human resources, purchasing and internal systems personnel, as well as accounting and legal fees and expenses.

Depreciation and Amortization

We depreciate the costs of our tangible capital assets on a straight-line basis over the estimated economic lives of the assets, which generally range from 3 to 7 years, and may reach 10 years for outsourcing contracts. Acquisition-related intangible assets, which primarily consisted of the value of ongoing client relationships, acquired technology and goodwill, have been amortized based upon their estimated economic lives at the time of the acquisition, and vary among acquisitions. In accordance with Statement of Financial Accounting Standards, or SFAS, No. 142, our amortization of goodwill ceased as of January 1, 2002, leaving a recorded balance of $454,000 for goodwill as of December 31, 2001. On at least an annual basis, we conduct an impairment review of our goodwill balance. As of December 31, 2005, there was no impairment of the goodwill balance.

Taxes

As of December 31, 2005, we had U.S. net operating loss carryforwards for federal income tax purposes of $306.5 million. Of this amount, $6.0 million expires in 2012 with the balance expiring in varying amounts annually through 2025.   Of the $306.5 million total, $63.3 million relate to stock option tax deductions which will be tax-effected and the benefit credited as additional paid-in-capital when realized.  Additionally, the Company has Canadian foreign net operating loss carryovers of $19.1 million that expire in varying amounts through 2012.  We did not record a benefit for the resulting net deferred tax asset for any of the periods presented, because we believe it is more likely than not that we would not realize our net deferred tax asset. Accordingly, we have recorded a valuation allowance against our total net deferred tax asset.  We are required to reverse the valuation allowance and record a benefit for the net deferred tax asset if and to the extent that we conclude that it is more likely than not that we will realize the asset.  This will result in a non-recurring benefit in the period that we make the determination.  For all future periods, after the recognition of the non-recurring benefit, we will record income tax expense in any period in which we earn taxable income.

Statement of Operations
(in thousands, except per share data)

		2005		2004
		% of Total		% of Total
	2005	Revenue	2004	Revenue	Change $	Change %
Revenues:
Systems and services	$370,309	96.6%	$282,124	91.3%	$88,185	31.26%
Hardware	12,962	3.4%	26,951	8.7%	(13,989)	-51.91%
Total revenues	383,271	100.0%	309,075	100.0%	74,196	24.01%
Costs and expenses:
Costs of systems and services revenues	225,080	58.7%	168,393	54.5%	56,687	33.66%
Costs of hardware revenues	11,055	2.9%	22,949	7.4%	(11,894)	-51.83%
Sales and marketing	64,140	16.7%	65,024	21.0%	(884)	-1.36%
Research and development	51,789	13.5%	58,095	18.8%	(6,306)	-10.85%
General and administrative	19,191	5.0%	15,524	5.0%	3,667	23.62%
Depreciation and amortization	14,659	3.8%	13,284	4.3%	1,375	10.35%
Total costs and expenses	385,914	100.7%	343,269	111.1%	42,645	12.42%
Loss from operations	(2,643)	-0.7%	(34,194)	-11.1%	31,551	92.27%
Interest income, net	3,128	0.8%	1,629	0.5%	1,499	92.02%
Income (loss) before income taxes	485		(32,565)		33,050	101.49%
Provision for income taxes	-		-		-	-
Net income (loss)	$485		$(32,565)		$33,050	101.49%
Basic net income (loss) per common share	$0.01		$(0.70)		$0.71	101.43%
Diluted net income (loss) per common share	$0.01		$(0.70)		$0.71	101.43%

Year Ended December 31, 2005 compared to December 31, 2004

Total revenues for the year ended December 31, 2005 increased $74.2 million or 24.0 % to $383.3 million, from $309.1 million in 2004.

Systems and services revenues increased $88.2 million or 31.3% to $370.3 million for the year ended December 31, 2005 compared to $282.1 million in 2004. The increase in systems and services revenues was primarily a result of an increase in ratable generated revenues related to software, maintenance, outsourcing and remote hosting. These revenues increased $50.7 million or 25.6% to $248.7 million in 2005 from $198.0 million in 2004. Additionally, professional services revenues which include implementation, integration, consulting and training services increased $28.3 million or 51.0% to $83.8 million in 2005 from $55.5 million in 2004. Also, revenue related to software and networking services increased $9.2 million or 32.2% to $37.8 million in 2005 compared to $28.6 million in 2004.

Increases in ratable generated revenues were primarily driven by increases in outsourcing, remote hosting and subscription revenues which include software maintenance.  The increase in outsourcing revenues was primarily the result of revenues associated with a large contract entered into in Q4 2004.  Remote hosting revenues were favorably impacted by a shift in sales mix as more clients began to elect this option in-lieu of purchasing hardware as a mechanism to deliver their software applications.  We expect that remote hosting will continue to expand as a delivery option in future periods.  Subscription revenues increased as a result of progress made on a significant number of client implementations during the past twelve months as our clients continue to activate our clinical and financial modules.  These activations resulted in higher revenues under these contracts.  Additionally, new sales bookings in 2005 and 2004 favorably impacted subscription related revenues.

Revenues related to software and networking services increased $9.2 million in 2005 compared to the prior year.  Networking services increased $2.0 million to $17.2 million in 2005 compared to $15.2 million in 2004.  These increases were related to higher sales volume.  Software related revenues increased $7.2 million to $20.6 million in 2005.  This increase was primarily driven by an increase in third-party related software revenues which increased from $3.5 million in 2004 to $8.6 million in 2005.   Other software related revenues, which includes revenues recognized upon delivery of our software and content sold directly by us or through third parties, increased from $10.0 million in 2004 to $12.1 million in 2005; these revenues can vary significantly from period to period and past levels are not necessarily indicative of future performance. Other software related revenues increased primarily as a result of a higher volume of revenues related to sales of our clinical practice content under a remarketing arrangement with a third-party.  There is no assurance that we will generate comparable amounts under this arrangement in future periods.  The increase in third party software was a result of higher software sales in 2005.  In the event that we are not successful in achieving comparable levels of software related revenues in 2006, our operating results could be negatively impacted.

Professional service revenues increased as a result of major activation activities at numerous client installations during 2005.  Additionally, we experienced significant growth in our consulting practice as clients have begun to acquire these services from us to improve their respective work flow and processes associated with their ongoing operations.  In 2005, new sales levels associated with consulting and implementation services have significantly increased as clients have purchased higher volumes of these offerings to improve their workflows and benefits derived from using our software.  We expect this trend to continue in the future.

Hardware revenues decreased approximately $14.0 million, or 51.9% to $13.0 million for the year ended December 31, 2005 compared to $27.0 million in 2004.  The decrease was a result of lower software related sales in 2004 and the first half of 2005 associated with the previously discussed software issue.  Additionally, we have begun to experience a change in sales mix as more clients have elected remote hosting services in-lieu of hardware purchases to operate their respective software applications.  We expect hardware and network service transactions will fluctuate in future periods due a variety of factors, including competition within the hardware industry, the status of the client implementations and future sales volumes related to hardware and network services.

Revenue increases in any period are attributable, to a significant degree, to sales contracts entered into in prior-years.  Because 2005 software sales bookings have fallen short of our expectations, the percentage revenue increases experienced in 2005 may not be repeated in 2006.

Cost of systems and services revenues “exclusive of depreciation shown below”, increased approximately $56.7 million or 33.7% to $225.1 million, for the year ended December 31, 2005 compared to $168.4 million in 2004.  The increase in costs of systems and services revenues in 2005 was related to the following:

  higher payroll related costs associated with an increase in outsourcing;
  higher costs associated with incremental remote hosting revenue;
  higher amortization of capitalized software development costs associated with the release of Sunrise Clinical Manager 3.5 XA in June 2004 and 4.0 XA in March 2005;
  higher costs associated with a higher volume networking services revenues;
  higher costs associated with an increase in third party related software revenues ;
  higher implementation costs associated with an expanded implementation team in connection with higher professional services volumes and an increased usage of third party consultants to augment these services;
    During 2005, we experienced a significant increase in costs associated with the use of third party consultants to augment our implementation services.  In Q4 2005, we implemented an initiative to improve our professional services area which included a reorganization of these resources.  Additionally, we are investing incremental resources in training related activities and improvements in our services infrastructure.  We expect these initiatives to improve our results in this area over the next 12 – 24 months.

Cost of hardware revenues decreased $11.9 million to $11.1 million or 51.8% in 2005 compared to $22.9 million in 2004. The decrease in these costs was directly related to the lower hardware volumes discussed above. The gross margin percentage on hardware revenue decreased to 14.7% in 2005 compared to 14.8% in 2004.

Research and development expenses were $51.8 million in 2005 compared to $58.1 million in 2004. Gross research and development spending which consists of research and development expense plus capitalized software development costs decreased $1.4 million to $71.9 million in 2005 compared to $73.3 million in 2004. The decrease in overall spending was driven by an improvement in internal processes within the research and development organization and a shifting of resources from third party consultants to internal resources. In summary, research and development was as follows:

	(in thousands)

	2005	2004	Change	% Change
Research and development expenses	$51,789	$58,095	$(6,306)	-10.9%
Capitalized software development costs	20,144	15,194	4,950	32.6%
Gross research and development expenses	71,933	73,289	(1,356)	-1.9%
Amortization of capitalized software development costs	$14,274	$10,634	$3,640	34.2%

The increase in amortization of capitalized software development costs was a result of the release of Sunrise Clinical Manager 3.5 XA in June 2004 and Sunrise Clinical Manager 4.0 XA in March 2005. These costs are included as a component of costs of systems and services revenues.   We expect capitalization of software development costs to reduce in 2006 from 2005 levels.  Sunrise Clinical Manager 4.0XA and 4.5XA, which accounted for a significant part of our software development expense in 2005, have been released, and software development in 2006 is expected to focus more on enhancement and maintenance of existing software than on new software development.  The anticipated reduction in software development capitalization will result in a commensurate increase in research and development expense recognized in 2006.

General and administrative expenses increased approximately $3.7 million or 23.6% to $19.2 million in 2005 compared to $15.5 million in 2004. The increase was primarily related to costs associated with the transition of our CEO resulting in incremental costs of $2.7 million.  Additionally, costs increased as a result of an incremental investment in our infrastructure related to the expansion of our management team and an increase in costs associated with incentive related compensation.  These increases were partially offset by lower legal costs and a reduction in insurance related expenses.

In 2006 and beyond, recorded expenses will increase as a result of our adoption of FAS 123R, which requires us to record expense associated with stock options based upon their fair value at the date of grant.  If we had adopted this methodology we would have recorded stock option related expense of $10.7 million, $9.6 million and $16.2 million in 2005, 2004 and 2003, respectively using the Black-Scholes valuation model. Actual amounts recorded in the future will vary depending upon the number of options actually granted, the fair market value at the date of grant, and other variables affecting the calculation.

Depreciation and amortization increased $1.4 million or 10.4% to $14.7 million in 2005 compared to $13.3 million in 2004. The increase was a result of an on-going investment in our infrastructure in research and development area and other areas of the Company.  The increase was also attributable to a full year of amortization for acquired intangible assets in the current year compared to a pro-rated period in the prior year.

Interest income increased $1.5 million to $3.1 million in 2005 compared to $1.6 million in 2004. The increase was primarily related to better yields earned on cash and cash equivalent balances in 2005.

As a result of these factors, we had a net income of $485,000 for the year ended December 31, 2005, compared to a net loss of $32.6 million for the year ended December 31, 2004.

Statement of Operations
(in thousands, except per share data)

		2004 % of Total		2003 % of Total
	2004	Revenue	2003	Revenue	Change $	Change %
Revenues:
Systems and services	$282,124	91.3%	$233,971	91.9%	$48,153	20.58%
Hardware	26,951	8.7%	20,708	8.1%	6,243	30.15%
Total revenues	309,075	100.0%	254,679	100.0%	54,396	21.36%
Costs and expenses:
Costs of systems and services revenues	168,393	54.5%	143,276	56.3%	25,117	17.53%
Costs of hardware revenues	22,949	7.4%	17,252	6.8%	5,697	33.02%
Sales and marketing	65,024	21.0%	70,381	27.6%	(5,357)	-7.61%
Research and development	58,095	18.8%	58,144	22.8%	(49)	-0.08%
General and administrative	15,524	5.0%	13,528	5.3%	1,996	14.75%
Depreciation and amortization	13,284	4.3%	10,492	4.1%	2,792	26.61%
Total costs and expenses	343,269	111.1%	313,073	122.9%	30,196	9.65%
Loss from operations	(34,194)	-11.1%	(58,394)	-22.9%	24,200	41.44%
Interest income, net	1,629	0.5%	2,430	1.0%	(801)	-32.96%
Loss before income taxes	(32,565)		(55,964)		23,399	41.81%
Provision for income taxes	-		-		-	-
Net loss	$(32,565)		$(55,964)		$23,399	41.81%
Basic net (loss) income per common share	$(0.70)		$(1.23)		$0.53	43.09%
Diluted net (loss) income per common share	$(0.70)		$(1.23)		$0.53	43.09%

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

The increase in monthly generated revenues related to software, maintenance, outsourcing and remote hosting and professional services was primarily driven by higher sales volume in 2003 and 2004. The higher sales volume was related to an ongoing initiative in which we expanded our sales and marketing functions. The higher sales volume was related to success in the market place in connection with sales of our advanced clinical systems and combined software and outsourcing transactions. The sales of advanced clinical systems were related to ongoing industry wide initiatives to adopt and implement these systems. In connection with the higher sales volume, we began to market multiple element arrangements that are recognized on a monthly basis. This initiative which was implemented in 2002, has resulted in lower cash flows during the past two years as these contracts provide for payment terms that provide for lower cash flows during the early portion of the respective contracts. The growth in professional services was a result of significant incremental activity in 2004 tied to client implementations. Activities increased in 2004 as numerous clients went live on one or more software applications. This activity is expected to continue at these heightened levels in 2005 as numerous clients are scheduled to activate or upgrade their software applications. The increase in software license revenues and network services revenues was primarily a result of higher network services revenues which increased by $6.3 million in 2004. Network services revenues increased from $8.9 million in 2003 to $15.2 million in 2004. This increase was a result of an initiative we implemented to expand our network services offering to our client base.

As part of our future growth and continued expansion of our solutions offering, we implemented a strategy to market combined outsourcing and software contracts. We signed several large contracts in this area in 2004 and continued this program in 2005. In the event that we experience a change in revenue mix whereby a higher portion of contracts are combined outsourcing and software contracts, our overall gross margin percentage would likely decline. However, given the significantly larger size of typical combined outsourcing and software contracts, we expect the overall contribution of these contracts to our profitability would be positive.

Hardware revenues increased approximately $6.2 million, or 30.2% to $27.0 million for the year ended December 31, 2004 compared to $20.7 million in 2003. Hardware increased as a significant number of clients made purchases as they progressed on their respective installations in 2004 following our release of Sunrise Clinical Manager 3.5 XA in June 2004.

Cost of systems and services exclusive of “depreciation as shown below”, increased approximately $25.1 million or 17.5% to $168.4 million, for the year ended December 31, 2004 compared to $143.3 million in 2003. The increase in costs of systems and services revenues in 2004 was related to the following:

  higher payroll and related costs associated with an increase in outsourcing and remote hosting revenues;
  higher amortization of capitalized software development costs associated with the release of Sunrise Clinical Manager 3.5 XA in June 2004;
  higher costs associated with a higher volume networking services revenues;
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

    Research and development expenses were $58.1 million in 2004 compared to $58.1 million in 2003. Gross research and development spending which consists of research and development expense and capitalized software development costs decreased $3.1 million to $73.3 million in 2004 compared to $76.4 million in 2003. The decrease in overall spending was driven by an improvement in internal processes within the research and development organization and a shifting of resources from third party consultants to internal resources. In summary research and development expenses were as follows:

	(in thousands)

	2004	2003	Change	% Change
Research and development expenses	$58,095	$58,144	$(49)	-0.1%
Capitalized software development costs	15,194	18,249	(3,055)	-16.7%
Gross research and development expenses	73,289	76,393	(3,104)	-4.1%
Amortization of capitalized software development costs	$10,634	$8,164	$2,470	30.3%

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

Depreciation and amortization increased $2.8 million or 26.6% to $13.3 million in 2004 compared to $10.5 million in 2003. The increase was a result of on-going investment to improve our infrastructure in our research and development area and continued investments in our TechnologySolutionsCenter related to higher volumes of remote hosting services. As a result of these initiatives, we expect depreciation and amortization to continue to increase in future periods.

Interest income decreased $801,000 to $1.6 million in 2004 compared to $2.4 million in 2003. The decrease was primarily related to lower cash and cash equivalent balances in 2004.

As a result of these factors, we had a net loss of $32.6 million for the year ended December 31, 2004, compared to a net loss of $56.0 million for the year ended December 31, 2003.

Liquidity and Capital Resources

During 2005, operating activities provided $14.4 million of cash. Operating activities were favorably impacted in 2005 as a result of improvements in operations related to increased revenues and related contribution across all significant areas of our business. Investing activities used $77.2 million of cash, consisting of net purchases of marketable securities of $37.5 million, $20.1 million of capitalized software development costs and $19.3 million for the procurement of property and equipment. The property and equipment expenditures were related to activities at our TSC for the expansion of our remote hosting function and activities in our research and development area, as well as investments in our Oracle ERP solution. Financing activities provided $17.0 million from the proceeds of stock options exercised and proceeds from the issuance of common stock in the employee stock purchase plan. Cash provided by the exercise of stock options was higher in 2005 than in 2004.   The timing and amount of cash provided by future stock option exercises is uncertain.

As of December 31, 2005, our principal source of liquidity was our cash and cash equivalents and marketable-securities balances of  $114.1 million.

Our future capital and liquidity requirements will depend upon a number of factors, including the rate of growth of our sales and the timing and level of research and development activities. As of December 31, 2005, we have a commitment for capital expenditures related to our ERP system of $1.2 million. We believe that our available cash and cash equivalents and anticipated cash generated from our future operations will be sufficient to meet our operating requirements at least through 2006.

Contracts and Commitments

The following table provides information related to our contractual cash obligations under various financial and commercial agreements as of December 31, 2005:

	Payments Due by Period
	(in thousands)
		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years
Operating Leases	$26,252	$9,373	$10,811	$3,409	$2,659
Unconditional Purchase Obligations	48,424	37,699	10,582	143	-
Total Contractual Cash Obligations	$74,676	$47,072	$21,393	$3,552	$2,659

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

Item 7A.      Quantitative and Qualitative Disclosures About Market Risk

We do not currently use derivative financial instruments. We generally invest in high quality debt instruments with relatively short maturities. Based upon the nature of our investments, we do not expect any material loss from our investments.

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

	Combined cash and cash equivalents and
Hypothetical	marketable securities balances (in thousands)
Interest Rate	$ 100,000	$ 110,000	$ 120,000
1.5%	1,500	1,650	1,800
2.0%	2,000	2,200	2,400
2.5%	2,500	2,750	3,000
3.0%	3,000	3,300	3,600
3.5%	3,500	3,850	4,200
4.0%	4,000	4,400	4,800

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

We do not currently enter into foreign currency hedge transactions. Through December 31, 2005, foreign currency fluctuations have not had a material impact on our financial position or results of operations.

Item 8.        Financial Statements and Supplementary Data

Report of Independent Registered Public Certified Accounting Firm

To the Board of Directors and Stockholders of Eclipsys Corporation:

We have completed integrated audits of Eclipsys Corporation’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Eclipsys Corporation and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedulebased on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in “Report of Management on Eclipsys Corporation’s Internal Control over Financial Reporting” appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the COSO.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP
Atlanta, Georgia
March 6, 2006

Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31,	December 31,
	2005	2004
Assets
Current assets:
Cash	$76,693	$122,031
Marketable Securities	37,455	-
Accounts receivable, net of allowance for doubtful accounts of $5,676 and $4,952 at December 31, 2005 and 2004, respectively	80,833	64,862
Inventory	2,289	1,644
Prepaid expenses	17,909	14,495
Other current assets	2,184	1,091
Total current assets	217,363	204,123

Property and equipment, net	40,500	35,002
Capitalized software development costs, net	35,690	29,819
Acquired technology, net	584	886
Intangible assets, net	2,940	3,804
Goodwill, net	6,624	2,863
Deferred tax asset	4,124	4,623
Other assets	20,964	14,923
Total assets	$328,789	$296,043

Liabilities and Stockholders’ Equity
Current liabilities:
Deferred revenue	$107,960	$106,804
Accounts payable	26,103	21,945
Accrued compensation costs	15,974	12,738
Deferred tax liability	4,124	4,623
Other current liabilities	10,413	10,642
Total current liabilities	164,574	156,752

Deferred revenue	16,772	15,892
Other long-term liabilities	1,252	122
Total long-term liabilities	18,024	16,014
Commitments and contingencies (See Note 7)
Stockholders’ Equity:
Common stock, $0.01 par value, 200,000,000 shares authorized; issued and outstanding, 49,903,325 and 47,496,142	499	472
Additional paid-in capital	454,941	429,001
Unearned stock compensation	(9,551)	(5,641)
Accumulated deficit	(299,858)	(300,343)
Accumulated other comprehensive income	160	(212)
Total stockholders’ equity	146,191	123,277
Total liabilities and stockholders’ equity	$328,789	$296,043

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Operations
(in thousands, except per share data)

	Year Ended December 31,
	2005	2004	2003
Revenues:
Systems and services	$370,309	$282,124	$233,971
Hardware	12,962	26,951	20,708
Total revenues	383,271	309,075	254,679
Costs and expenses:
Costs of systems and services revenues	225,080	168,393	143,276
Costs of hardware revenues	11,055	22,949	17,252
Sales and marketing	64,140	65,024	70,381
Research and development	51,789	58,095	58,144
General and administrative	19,191	15,524	13,528
Depreciation and amortization	14,659	13,284	10,492
Total costs and expenses	385,914	343,269	313,073
Loss from operations	(2,643)	(34,194)	(58,394)
Interest income, net	3,128	1,629	2,430
Income (loss) before income taxes	485	(32,565)	(55,964)
Provision for income taxes	-	-	-
Net income (loss)	$485	$(32,565)	$(55,964)
Net income (loss) per share:
Basic net income (loss) per common share	$0.01	$(0.70)	$(1.23)
Diluted net income (loss) per common share	$0.01	$(0.70)	$(1.23)
Basic weighted average common shares outstanding	47,947	46,587	45,405
Diluted weighted average common shares outstanding	50,644	46,587	45,405

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2005	2004	2003
Operating activities:
Net income (loss)	$485	$(32,565)	$(55,964)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	32,472	27,410	21,902
Write-off of capitalized software development costs	-	-	1,200
Provision for bad debts	3,011	1,800	2,625
Loss on sale of marketable securities	-	131	424
Stock compensation expense	2,353	477	226
Changes in operating assets and liabilities:
Increase in accounts receivable	(18,966)	(11,520)	(10,706)
(Increase) / Decrease in other current assets	(1,092)	(28)	1,255
(Increase) / Decrease in prepaid expenses	(3,415)	(506)	673
(Increase) / Decrease in inventory	(645)	(1,079)	126
Increase in other assets	(9,283)	(2,724)	(9,232)
Increase in deferred revenue	2,036	21,403	21,094
Increase / (Decrease) in accrued compensation	2,441	(4,486)	7,397
Increase in accounts payable	6,493	3,637	13,825
(Decrease) / Increase in other current liabilities	(2,563)	(4,635)	1,255
Increase / (Decrease) in other long-term liabilities	1,130	(562)	458
Total adjustments	13,972	29,318	52,522
Net cash provided by (used in) operating activities	14,457	(3,247)	(3,442)
Investing activities:
Purchases of property and equipment	(19,288)	(15,333)	(15,997)
Purchase of marketable securities	(501,717)	(164,074)	(73,785)
Proceeds from sale of marketable securities	464,262	163,943	73,361
Capitalized software development costs	(20,144)	(15,194)	(18,249)
Cash paid for acquisitions	(312)	(5,458)	-
Net cash used in investing activities	(77,199)	(36,116)	(34,670)
Financing activities:
Proceeds from stock options exercised	16,853	7,892	3,554
Proceeds from issuance of common stock in stock purchase plan	195	1,664	2,709
Net cash provided by financing activities	17,048	9,556	6,263
Effect of exchange rates on cash and cash equivalents	356	155	32
Net decrease in cash and cash equivalents	(45,338)	(29,652)	(31,817)
Cash and cash equivalents — beginning of year	122,031	151,683	183,500
Cash and cash equivalents — end of year	$76,693	$122,031	$151,683

Cash paid for income taxes	$-	$133	$155
Non-cash investing activities:
Issuance of shares for acquisition (NOTE 8)	$2,660	$2,500	$-

 The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statement of Changes in Stockholders’ Equity
(in thousands, except share data)

	Voting and Non-Voting Common Stock		Additional Paid-in	Unearned Stock	Accumulated	Comprehensive Income	Accumulated Other Comprehensive
	Shares	Amount	Capital	Compensation	Deficit	(Loss)	Income (Loss)	Total

Balance at December 31, 2002	45,088,872	$ 451	$ 405,380	$ (1,021)	$ (211,814)		$ (399)	$ 192,597
Exercise of stock options	430,132	4	3,550					3,554
Employee stock purchase plan	457,651	5	2,704					2,709
Compensation expense recognized				226				226
Comprehensive income:
Net loss					(55,964)	(55,964)		(55,964)
Foreign currency translation adjustment						32	32	32
Other comprehensive income						32
Comprehensive loss						(55,932)
Balance at December 31, 2003	45,976,655	460	411,634	(795)	(267,778)		(367)	143,154
Exercise of stock options	872,576	8	7,884					7,892
Employee stock purchase plan	167,709	1	1,663					1,664
Issuance of restricted stock	295,000	2	5,272	(5,274)				-
Stock compensation expense			49	428				477
Stock issued for Acquisition	184,202	1	2,499					2,500
Comprehensive income:
Net loss					(32,565)	(32,565)		(32,565)
Foreign currency translation adjustment						155	155	155
Other comprehensive income						155		-
Comprehensive loss						(32,410)		-
Balance at December 31, 2004	47,496,142	472	429,001	(5,641)	(300,343)		(212)	123,277
Exercise of stock options	1,957,912	21	16,827					16,848
Employee stock purchase plan	10,848	0	195					195
Issuance of restricted stock	372,500	5	6,258	(6,263)				-
Stock compensation expense				2,353				2,353
Stock issued or to be issued for acquisitions	65,923	1	2,660					2,661
Comprehensive income:
Net income					485	485		485
Foreign currency translation adjustment						372	372	372
Other comprehensive income						372		-
Comprehensive income						857		-
Balance at December 31, 2005	49,903,325	$499	$454,941	$(9,551)	$(299,858)		$160	$146,191

The accompanying notes are an integral part of these consolidated financial statements.

1.             Organization and Description of Business

Eclipsys Corporation (“Eclipsys” or the “Company”, “We”, “Us” or “Our”) is a healthcare information technology company and a leading provider of advanced clinical, financial and management information software and service solutions.  The Company develops and licenses proprietary software and content that is designed to help automate many of the key clinical, administrative and financial functions that hospitals and other healthcare organizations require.  The Company’s software is designed to enable clients to improve patient care and patient satisfaction, reduce operating costs, and enhance revenues. Among other things, the software enables physicians, nurses and other clinicians to check on a patient’s condition, order patient tests, review test results, monitor a patient’s medications, and provide alerts to changes in a patient’s condition. The software also facilitates hospitals’ patient admissions, scheduling, records maintenance, invoicing, inventory control, cost accounting, and helps clients determine the profitability of physicians and physician groups, understand the profitability of specific medical procedures, and perform numerous other functions.  The Company’s content, which is integrated with our software, provides treatment guidelines in context at the point of care for use by physicians, nurses and other clinicians.

2.             Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Eclipsys Corporation and its wholly owned subsidiaries. All intercompany transactions have been eliminated in consolidation. Eclipsys manages its business as one reportable segment.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosures of contingent assets and liabilities. The estimates and assumptions used in the accompanying consolidated financial statements are based upon management’s evaluation of the relevant facts and circumstances as of the date of the financial statements. Actual results could differ from those estimates. The most significant estimates relate to the allowance for doubtful accounts, revenues recognized, the amounts recorded for capitalized software development costs, amortization periods, the warranty reserve and the valuation allowance for deferred tax assets.

Reclassifications

Certain prior period amounts have been reclassified to conform to the 2005 presentation. These reclassifications have had no impact on the statement of operations, net income or the statement of cash flows.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

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
  whether the fees associated with our software and services are fixed or determinable;
  whether collection of our fees is reasonably assured;
  whether professional services are essential to the functionality of the related software;
  whether we have the ability to make reasonably dependable estimates in the application of the percentage-of-completion method; and
  whether we have verifiable objective evidence of fair value for our software and services.
    We recognize revenues in accordance with the provisions of Statement of Position (SOP) No. 97-2, “Software Revenue Recognition,” as amended by SOP No. 98-9, Staff Accounting Bulletin (SAB) 104, “Revenue Recognition” and Emerging Issues Task Force (EITF) 00-21, “Revenue Arrangements with Multiple Deliverables.” SOP 97-2 and SAB 104 require among other matters, that there be a signed contract evidencing an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is probable.

    Many of our contracts with our clients are multiple element arrangements which may provide for multiple software modules including the rights to future versions and releases we may offer within the software suites the client purchases or rights to software versions that support different hardware or operating platforms, and that do not qualify as exchange rights.  We refer to these arrangements as subscription contracts.  Additionally, we sometimes enter into multiple element arrangements that do not include these rights to future software or platform protection rights.  We refer to these arrangements as traditional software contracts.  Finally, we offer much of our software and services on a stand-alone basis. Revenue under each of these arrangements is recognized as follows:

Subscription Contracts

Our subscription contracts typically include the following deliverables:

  Software license fees;
  Maintenance;
  Professional services; and
  Third party hardware or remote hosting services
  Software license fees are recognized ratably over the term of the contract, commencing upon the delivery of the software provided that (1) there is evidence of an arrangement, (2) the fee is fixed or determinable and (3) collection of our fee is considered probable. The value of the software is determined using the residual method pursuant to SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions”. These contracts contain the rights to unspecified future software within the suite purchased and/or unspecified platform transfer rights that do not qualify for exchange accounting. Accordingly, these arrangements are accounted for pursuant to paragraphs 48 and 49 of SOP 97-2. Under certain arrangements, we capitalize related direct costs consisting of third party software costs and direct software implementation costs. These costs are amortized over the term of the arrangement.

In the case of maintenance revenues, vendor-specific objective evidence (VSOE) of fair value is based on substantive renewal prices, and the revenues are recognized ratably over the maintenance period.

In the case of professional services revenues, VSOE is based on prices from stand-alone sale transactions, and the revenues are recognized as services are performed pursuant to paragraph 65 and 66 of SOP 97-2.

Third party hardware revenues are recognized upon delivery, pursuant to SAB 104.

For remote hosting services, where VSOE is based upon consistent pricing charged to clients based on volumes and performance requirements on a stand-alone basis and substantive renewal terms, revenues are recognized ratably over the contract term as the services are performed. Our remote hosting arrangements generally require us to perform one-time set-up activities and include a one-time set-up fee. This one-time set-up fee is generally paid by the client at contract execution. We have determined that these set-up activities do not constitute a separate unit of accounting, and accordingly the related set-up fees are recognized ratably over the term of the contract.

We consider the applicability of EITF 00-3, “Application of AICPA Statement of Position 97-2, Software Revenue Recognition, to Arrangements That Include the Right to Use Software Stored On Another Entity’s Hardware,” to our remote hosting services arrangements on a contract-by-contract basis. If we determine that the client has the contractual right to take possession of our software at any time during the hosting period without significant penalty, and can feasibly run the software on its own hardware or enter into another arrangement with a third party to host the software, a software element covered by SOP 97-2 exists. When a software element exists in a remote hosting services arrangement, we recognize the license, professional services and remote hosting services revenues pursuant to SOP 97-2, whereby the fair value of the remote hosting service is recognized as revenue ratably over the term of the remote hosting contract. If we determine that a software element covered by SOP 97-2 is not present in a remote hosting services arrangement; we recognize revenue for the remote hosting services arrangement ratably over the term of the remote hosting contract pursuant to SAB 104.

Traditional Software Contracts

We enter into traditional multiple-element arrangements that include the following elements:

  Software license;
  Maintenance;
  Professional services; and
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

Stand-Alone Software and Services

We also market certain software and services on a stand-alone basis, including the following:

  Outsourcing;
  Software license;
  Maintenance;
  Professional services;
  Hardware;
  Network services;
  Remote Hosting services
    Revenue related to such software and services are recognized as follows:

Software license fees and maintenance are marketed on a stand-alone basis may be licensed either under traditional contracts or under subscription arrangements. Software license fees under traditional contracts are recognized pursuant to SOP 97-2 when the following criteria are met; delivery of the software has occurred, persuasive evidence of an arrangement exists, the fee is fixed or determinable and collectibility is probable. Under subscription agreements for stand-alone software, license fees are recognized ratably over the term of the contract. With respect to maintenance, VSOE is determined based on substantive renewal prices contained in the contracts. Maintenance is recognized ratably over the term of the contract.

Professional services represent incremental services marketed to clients including implementation and consulting services. Professional services revenues, where VSOE is based on prices from stand-alone transactions are recognized as services are performed.

Hardware is recognized upon delivery pursuant to SAB 104.

Network service arrangements include the assessment, assembly and delivery of a wireless network which may include wireless carts or other wireless equipment to the client. Our network services arrangements are sold to a client for a fixed fee. All services are performed prior to the delivery of the equipment. These contracts are typically 60 to 90 days in length and are recognized pursuant to SAB 104, upon the delivery of the network to the client.

Remote hosting contracts that are sold on a stand alone basis are recognized ratably over the contract term pursuant to SAB 104. Our remote hosting arrangements generally require us to perform one-time set-up activities and include a one-time set-up fee. This one-time set-up fee is generally paid by the client at contract execution. We have determined that these set-up activities do not constitute a separate unit of accounting, and accordingly we recognize the related set-up fees ratably over the term of the contract.

We provide outsourcing services to our clients. Under these arrangements we assume all responsibilities for a healthcare organization’s IT operations using our employees. Our outsourcing services include facilities management, network outsourcing and transition management. These arrangements typically range from five to ten years in duration. Revenues from these arrangements are recognized when services are performed.

The Company records reimbursable out-of-pocket expenses in both systems and services revenues and as a direct cost of systems and services revenues in accordance with EITF Issue No. 01-14, Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred (“EITF 01-14”). EITF 01-14 requires reimbursable out-of-pocket expenses incurred to be characterized as revenue in the income statement. For 2005, 2004, and 2003 reimbursable out-of-pocket expenses were $9.2 million, $5.7 million, and $4.5 million, respectively.

In accordance with EITF Issue No. 00-10, Accounting for Shipping and Handling Fees, the Company has classified the re-imbursement by clients of shipping and handling costs as revenue and the associated cost as cost of revenue.

If other judgments or assumptions were used in the evaluation of our revenue arrangements, the timing and amounts of revenue recognized may have been significantly different.

Warranty Reserve

The license agreements for our software generally include a limited warranty providing that our software, in its unaltered form, will perform substantially in accordance with the related documentation. Through September 30, 2003, we had not incurred any material warranty costs related to our software. As a result of the response time issues identified during the fourth quarter of 2003, we recorded a warranty reserve of $4.6 million through December 31, 2004. No additional warranty reserve was recorded during the year ended December 31, 2005, as management considers the warranty reserve previously recorded to be adequate to cover all potential claims as currently foreseen. Warranty costs are charged to costs of systems and services revenues when they are probable and reasonably estimable. A summary of the activity in our warranty reserve was as follows:

	(in thousands)
	December 31,
	2005	2004
Beginning Balance	$ 2,057	$ 4,400
Provision for warranty	-	450
Provision reduction	-	(252)
Warranty utilized	(986)	(2,541)
Ending Balance	$ 1,071	$ 2,057

Marketable Securities

	(in thousands)
	December 31,
	2005	2004
Security Type

Auction Rate Securities:

Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	$ 14,117	$ -
Debt securities issued by states of the United States and political subdivisions of the states	17,084	-
	31,201	-
Other Securities:

Government Bonds/Agencies	6,206	-
Other debt securities	48	-
Total	$ 37,455	$ -

Marketable securities consist of funds that are highly liquid and are classified as available-for-sale. Marketable securities are recorded at a fair value, and unrealized gains and losses are recorded as a component of other comprehensive income.

As of December 31, 2005, all marketable securities, except for auction rate securities, have a maturity of less than 2 years. Auction rate securities of $31.2 million held at December 31, 2005 have an underlying maturity of greater than ten years, but typically have an interest rate reset feature every 30 days pursuant to which we can sell or reset the interest rate on the security. At December 31, 2005, we believe that these investments are considered a part our working capital and are appropriately classified as current assets.

In an effort to increase our interest income, we moved excess cash from money market investment to marketable securities, which include auction rates securities and government bonds. These funds remain highly liquid.

Accounts Receivable and Unbilled Receivables

The timing of revenue recognition and contractual billing terms under certain multiple element arrangements may not precisely coincide, resulting in the recording of unbilled accounts receivable or deferred revenue.  Client payments are due under these arrangements in varying amounts upon the achievement of certain contractual milestones throughout the implementation periods, which generally range from 12 to 24 months.  The current portion of unbilled accounts receivable is included in accounts receivable.

Accounts receivable was composed of the following:

	(in thousands)
	December 31,
	2005	2004

Billed accounts receivable, net	$69,772	$53,698
Total unbilled accounts receivable, net	11,061	11,164
Total accounts receivable, net	$80,833	$64,862

Allowance for Doubtful Accounts

In evaluating the collectibility of our accounts receivable, we assess a number of factors, including a specific client’s ability to meet its financial obligations to us, as well as general factors, such as the length of time the receivables are past due and historical collection experience. Based on these assessments, we record a reserve for specific account balances as well as a reserve based on our historical experience for bad debt to reduce the related receivables to the amount we ultimately expect to collect from clients. If circumstances related to specific clients change, or economic conditions deteriorate such that our past collection experience is no longer relevant, our estimate of the recoverability of our accounts receivable could be further reduced from the levels provided for in the consolidated financial statements.

Inventory

Inventory consists of computer equipment, parts and peripherals and is stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

Capitalized Software Development Costs

We capitalize a portion of our computer software development costs incurred subsequent to establishing technological feasibility. These costs include salaries, benefits, consulting and other directly related costs incurred in connection with programming and testing software. Capitalization ceases when the software is generally released for sale to clients. Management monitors the net realizable value of development costs to ensure that the investment will be recovered through future revenues. Capitalized software development costs were approximately $20.1 million, $15.2 million and $18.2 million for the years ended December 31, 2005, 2004, and 2003, respectively. These costs are amortized over the greater of the ratio that current revenues are to total and anticipated future revenues for the applicable software or the straight-line method over three years. Amortization of capitalized software development costs, which is included in costs of systems and services revenues, was approximately $14.3 million, $10.6 million and $8.2 million for the years ended December 31, 2005, 2004, and 2003, respectively. Accumulated amortization of capitalized software development costs was $19.5 million and $17.6 million as of December 31, 2005 and 2004, respectively. In 2005 and 2004 respectively, we wrote-off fully amortized capitalized software development costs in the amount of $12.3 million and $21.6 million.

Acquired Technology and Intangible Assets

Acquired technology and intangible assets are amortized over their estimated useful lives generally on a straight-line basis. The carrying values of acquired technology and intangible assets are reviewed if the facts and circumstances suggest that they may be impaired and goodwill is reviewed annually in accordance with Statement of Financial

Accounting Standards , (SFAS) No. 142, “Goodwill and Other Intangible Assets”. Testing would be done on a more frequent basis, if impairment indicators arise. The test for impairment is based upon a number of factors, including operating results, business plans and projected future cash flows. No impairment has been identified or recorded during fiscal 2005 or 2004. The gross and net amounts for acquired technology, goodwill, and intangible assets consist of the following:

	(in thousands)
	December 31, 2005			December 31, 2004
	Gross		Net	Gross		Net
	Carrying	Accumulated	Book	Carrying	Accumulated	Book	Estimated
	Amount	Amortization	Value	Amount	Amortization	Value	Life
Amounts subject to amortization

Acquired Technology	$914	$330	$584	$914	$28	$886	3-5 years
Ongoing customer relationships	4,335	1,395	2,940	4,335	531	3,804	5-7 years

Total	$5,249	$1,725	$3,524	$5,249	$559	$4,690

Amounts not subject to amortization:
Goodwill			$6,624			$2,863

Amortization expense was $1.2 million for the year-ended December 31, 2005, comprised of $302,000 for acquired technology and $864,000 for customer relationships.  Amortization expense was $559,000 for the year-ended December 31, 2004, comprised of $28,000 for acquired technology and $531,000 for customer relationships.  The Company wrote-off fully amortized intangible assets in the amount of $112.2 million in 2004.

The estimated aggregate amortization expense for each of the five succeeding fiscal years is as follows:
	(in thousands)

	2006	2007	2008	2009	2010	Total

Acquired technology	$ 305	$ 279	$ -	$ -	$ -	$ 584
Ongoing customer relationships	851	851	851	340	47	2,940
Total Amortization Expense	$ 1,156	$ 1,130	$ 851	$ 340	$ 47	$ 3,524

Amortization of the acquired technology is included in the cost of systems and services revenues.

Long Lived Assets

 Long lived assets including separate and identifiable intangible assets are reviewed for potential impairment at such time when events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. Any impairment loss would be recognized when the sum of the expected, undiscounted net cash flows is less than the carrying amount of the asset. If an asset is impaired, the asset is written down to its estimated fair value.

Fair Value of Financial Instruments

The carrying amounts of our financial instruments, including cash and cash equivalents, accounts receivable, and other current liabilities, approximate fair value due to the short-term nature of these assets and liabilities.

Income Taxes

The provision for income taxes and corresponding balance sheet accounts are determined in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). Under SFAS No. 109, deferred tax assets and liabilities are determined based on the temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences. The Company provides a valuation allowance for that portion of deferred tax assets, which it cannot determine is more likely than not to be recognized due to the Company’s cumulative losses and the uncertainty as to future recoverability.

Stock-Based Compensation

For all historical periods presented, we account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion, (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Under this method, compensation costs for stock options is measured as the excess, if any, of the estimated market price of our stock at the date of the grant over the amount an employee must pay to acquire the stock. Accordingly, we provide the additional disclosures required under SFAS No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure.”  We have issued restricted common stock to key employees at nominal prices.  We record unearned stock compensation for such items and recognize stock compensation expense ratably over the vesting period of the restricted common stock agreements.

We have adopted the disclosure only provision of SFAS 123. If compensation costs for our stock option grants described above were determined based on the fair value at the grant date for awards in 2005, 2004 and 2003, consistent with the provisions of SFAS 123, Eclipsys’ net income / (loss) and income / (loss) per share would have changed to the pro forma amounts indicated below:

	(in thousands, except per share data)
	December 31,
	2005	2004	2003
Net income (loss):
As reported	$485	$(32,565)	$(55,964)
Add: Stock-based employee compensation expense included in net income (loss), net of related tax effects	2,353	477	224
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(10,725)	(9,591)	(16,162)
Pro forma	$(7,887)	$(41,679)	$(71,902)
Basic net income (loss) per common share:
As reported	$0.01	$(0.70)	$(1.23)
Pro forma	$(0.16)	$(0.90)	$(1.58)
Diluted income (loss) per common share:
As reported	$0.01	$(0.70)	$(1.23)
Pro forma	$(0.16)	$(0.90)	$(1.58)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2005, 2004, and 2003: dividend yield of 0% for all years, risk-free interest rate of  4.11% for 2005, of 3.30% for 2004 and 2.63% for 2003; expected life of 6.31 years for 2005, 4.92 years for 2004 and 4.88 years for 2003, based on the plan and volatility of 79% for 2005, 84% for 2004 and 92% for 2003.

Basic and Diluted Net Income (Loss) Per Share

For all periods presented, basic and diluted net income (loss) per common share is presented in accordance with SFAS 128, “Earnings per Share,” which provides for the accounting principles used in the calculation of earnings per share. Basic net income (loss) per common share excludes dilution and is calculated by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted net income per common share reflects the potential dilution from assumed conversion of all dilutive securities such as stock options, warrants and unvested restricted stock using the treasury stock method.  When the effects of the outstanding stock options or warrants are anti-dilutive, they are not included in the calculation of diluted earnings per common share. For the year ended December 31, 2005, anti-dilutive stock options totaling 1,299,143 were excluded from the determination of diluted earnings per common share.  The computation of the basic and diluted earnings per common share were as follows:

	(in thousands, except per share data)
	December 31,
	2005	2004	2003
Basic Earnings Per Common Share:
Net income (loss)	$ 485	$ (32,565)	$ (55,964)
Weighted average common shares outstanding	47,946,584	46,586,754	45,404,754
Basic net income (loss) per common share	$ 0.01	$ (0.70)	$ (1.23)
Diluted net income (loss) per common share :
Net income (loss)	$ 485	$ (32,565)	$ (55,964)
Weighted average common shares outstanding	47,946,584	46,586,754	45,404,754
Dilutive effect of:
Stock options and restricted stock awards	2,624,072	-	-
Contingent shares issuable pursuant to earn-out agreements	73,146	-	-
Total shares	50,643,802	46,586,754	45,404,754
Diluted net income (loss) per common share	$ 0.01	$ (0.70)	$ (1.23)

Concentration of Credit Risk

Our clients operate primarily in the healthcare industry. We sell our software and services under contracts with varying terms. The accounts receivable amounts are unsecured. We believe that the allowance for doubtful accounts is sufficient to cover credit losses. We do not believe that the loss of any one client would have a material effect on our financial position.

Foreign Currency

Our financial position and results of operations of foreign subsidiaries are measured using the currency of the respective countries as the functional currency. Assets and liabilities are translated at the foreign exchange rate in effect at the balance sheet date, while revenue and expenses for the year are translated at the average exchange rate in effect during the year. Translation gains and losses are not included in determining net income or loss but are accumulated and reported as a separate component of stockholders’ equity. We have not entered into any hedging contracts during the three-year period ended December 31, 2005.

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

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS” or “Statement”) No. 153, “Exchanges of Nonmonetary Assets—An Amendment of Accounting Principles Board (“APB”) Opinion No. 29, Accounting for Nonmonetary Transactions” (“SFAS No. 153”). SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29 and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 was effective for the Company beginning on July 1, 2005. The adoption of SFAS No. 153 did not have a material impact on the Company’s consolidated results of operations or financial position.

In April 2005, the SEC announced that the effective date of SFAS No. 123R, “Share-Based Payments”, has been deferred for certain public companies. SFAS No. 123R, as amended, requires that all share-based payments to employees, including grants of employee equity incentives, are to be recognized in the consolidated statement of operations based on their fair values. SFAS No. 123R will be applicable to the Company beginning January 1, 2006, and the Company intends to adopt the standard using the “modified prospective” method. The “modified prospective” method requires compensation costs to be recognized, beginning with the effective date of adoption, for a) all share-based payments granted after the effective date and b) awards granted to employees prior to the effective date of the statement that remain unvested on the effective date.

    As permitted by SFAS No. 123  we account for share-based payments to employees using the intrinsic value method prescribed in APB No. 25 “Accounting for Stock Issued to Employees”, and as such, generally recognize no compensation cost for employee equity incentives. Accordingly, the adoption of SFAS No. 123R will have a significant impact on the Company’s results of operations, although it will have no impact on our overall liquidity. The impact of the adoption of SFAS No. 123R can not be determined at this time because it will depend on the levels of share-based payments granted in the future. However, had the Company adopted SFAS No. 123R in prior periods, the impact of the statement would have approximated the impact of SFAS No. 123 as described in the disclosure of pro-forma net income (loss) and earnings (loss) per share included in the stock-based compensation table in Note 2 - Basic and Diluted Net Income (Loss) Per Share.

SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current requirements. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Corrections” which replaces APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 also provides guidance on the accounting for and reporting of error corrections. This statement is applicable for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

3.             Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are provided for using the straight-line method over the estimated useful lives, which generally range from 2 to 7 years. Computer equipment is depreciated over 2 to 5 years. Office equipment is depreciated over 2 to 7 years. Purchased software for internal use is amortized over 3 years. Leasehold improvements are amortized over the shorter of the useful lives of the assets or the remaining term of the lease. When assets are retired or otherwise disposed of, the related costs and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in income. Expenditures for repairs and maintenance not considered to substantially lengthen the property and equipment lives are charged to expense as incurred. The balances for property and equipment were as follows:

	(in thousands)
	December 31,
	2005	2004
Computer equipment	$43,287	$41,952
Office equipment and other	6,723	7,201
Purchased software	20,722	13,281
Leasehold improvements	12,805	11,611
	83,537	74,045
Less: Accumulated depreciation and amortization	(43,037)	(39,043)
	$40,500	$35,002

Included in purchased software at December 31, 2005 is approximately $5.3 million in capitalized expenses associated with the implementation of our Oracle ERP software. In accordance with Statement of Position 98-1 , “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”, amortization of these capitalized expenses will commence when the software is ready for its intended use during 2006.

Depreciation expense for property and equipment totaled approximately $13.8 million, $12.8 million, and $10.5 million in 2005, 2004 and 2003, respectively.

4.             Stockholders’ Equity

Restricted Stock Grant

From time to time the Company has issued restricted stock grants to members of senior management.  The Company issued 372,500 and 295,000 shares in 2005 and 2004, respectively.  Generally, restricted stock grants vest over a five-year period.

Stock compensation related to all restricted stock issued amounted to $2.4 million in 2005, $428,000 in 2004 and $225,000 in 2003. As of December 31, 2005 and 2004, respectively, Eclipsys had unearned stock compensation of $9.6 million and $5.6 million recorded as a component of stockholders’ equity.  Additionally, during 2004, the Company accelerated vesting of certain stock options and recorded stock-based compensation expense of $49,000.

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

5.             Income Taxes

The income tax provision (benefit) is calculated as follows:

	(in thousands)
	December 31,
	2005	2004	2003
Current Tax Provision:
Federal	$-	$-	$-
State
	$-	$-	$-
Deferred Provision (Benefit):
Federal	$(4,406)	$(10,755)	$(18,859)
State	(513)	(1,253)	(2,197)
Valuation allowance	4,919	12,008	21,056
	$-	$-	$-
Total Provision	$-	$-	$-

At December 31, 2005, the Company has recorded a noncurrent deferred tax asset and current deferred tax liability based upon the pro rata allocation model in accordance with SFAS No. 109.  A similar reclassification on the balance sheet has been made at December 31, 2004.

A reconciliation of the effect of applying the federal statutory rate and the effective income tax rate on our income tax provision is as follows:

	(in thousands)
	December 31,
	2005	2004	2003

Statutory federal income tax rate	$ 166	$ (11,072)	$ (19,028)
State income taxes	19	(1,290)	(2,216)
Nondeductible meals and entertainment	618	594	604
Valuation allowance, includes effect of acquisitions	(803)	11,768	20,640
Income tax provision	$ -	$ -	$ -

The significant components of our net deferred tax assets (liabilities) were as follows:

	(in thousands)
	December 31,
	2005	2004
Deferred tax assets:
Intangible assets	$ 24,012	$ 27,734
Allowance for doubtful accounts	2,795	3,219
Accrued expenses	1,703	1,544
Other	2,351	2,259
Net operating loss carryforwards	123,617	113,150
	$ 154,478	$ 147,906

Deferred tax liabilities:
Unbilled Receivables	(5,271)	(5,847)
Depreciation	(3,412)	(3,411)
Capitalization of software development costs	(13,548)	(11,320)

Net deferred tax asset	132,247	127,328
Valuation allowance	(132,247)	(127,328)
	$ -	$ -

Balance sheet classification:

Noncurrent deferred tax asset	$ 4,124	$ 4,623
Current deferred tax liability	(4,124)	(4,623)
	$ -	$ -

At December 31, 2005, the Company had U.S. net operating loss carryforwards for federal income tax purposes of approximately $306.5 million.  Of this amount, $6.0 million expires in 2012 with the balance expiring in varying amounts annually through 2025.  Of the $306.5 million total, $63.3 million relate to stock option tax deductions which will be tax-effected and the benefit credited as additional paid-in-capital when realized.  Additionally, the Company has Canadian net operating loss carryovers of approximately $19.1 million that expire in varying amounts through 2012.

Under the Tax Reform Act of 1986, the amounts of, and the benefits from, net operating loss carryforwards may be impaired or limited in certain circumstances. We experienced an ownership change as defined under Section 382 of the Internal Revenue Code in November 1998. As a result of the ownership change, net operating loss carryforwards of approximately $16.9 million at November 1998, which were incurred prior to the date of the change, are subject to annual limitations on their future use. As of December 31, 2005, net operating loss carryforwards of approximately $4.7 million remain subject to the annual limitation. As of December 31, 2005, a valuation allowance has been established against the deferred tax assets that management does not believe are more likely than not to be realized.

6.             Employee Benefit Plans

2005 Stock Incentive Plan

At our Annual Meeting of Stockholders held June 29, 2005, our shareholders approved the 2005 Stock Incentive Plan (2005 Plan).  Under the 2005 Plan, no further awards will be granted under our prior Stock Incentive Plans which include our 1996, 1998, 1999 and 2000 plans.  Awards may be made under the 2005 Plan for a number of shares (subject to adjustment in the event of stock splits and other similar events) equal to the sum of (1) 2,000,000 shares of our Voting Common Stock, (2) any shares reserved for issuance under the Amended and Restated 2000 Stock Incentive Plan that remain available for issuance as of the date the 2005 Plan is approved by our stockholders and (3) any shares subject to outstanding awards under our 1996 Stock Plan, the Amended and Restated 1998 Stock Incentive Plan, the Amended and Restated 1999 Stock Incentive Plan and the Amended and Restated 2000 Stock Incentive Plan that expire or are terminated, surrendered or canceled without having been fully exercised, are repurchased or forfeited in whole or part or result in any shares subject to such award not being issued.  As of December 31, 2005, there were 2,318,799 shares available for future issuance under the 2005 Plan.

    We issued 525,000 stock options in 2005 and 400,000 stock options in 2004 and and issued 150,000 shares of restricted stock and 100,000 shares of restricted stock in 2005 and 2004 respectively as inducement grants in accordance with NASDAQ rules.

    During 2005 and 2004, we issued a total of 410,000 and 295,000 shares of restricted stock at a weighted-average grant-date fair value of $15.95 and $17.89 respectively.

A summary of stock option transactions is as follows during the years ended December 31,

	2005		2004		2003
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price
Outstanding at beginning of the year	9,138,452	$11.50	9,268,674	$11.05	9,020,711	$11.24
Granted	909,000	15.56	1,530,000	16.12	1,539,500	9.08
Exercised	(1,959,012)	8.61	(872,576)	9.04	(430,132)	8.26
Forfeited	(482,831)	10.38	(787,646)	17.84	(861,405)	10.90
Outstanding at end of year	7,605,609	12.80	9,138,452	11.50	9,268,674	11.05
Exercisable at end of the year	4,678,311		5,784,506		5,714,566

    The following table summarizes information about stock options outstanding at December 31,

	2005		2004		2003
	Weighted	Weighted	Weighted	Weighted	Weighted	Weighted
	Average	Fair	Average	Fair	Average	Fair
	Exercise	Market	Exercise	Market	Exercise	Market
Option Granted During the Year	Price	Value	Price	Value	Price	Value
Option price < Fair market value	$ -		$ -		$ -
Option price = Fair market value	15.56		16.12		9.08
Option price > Fair market value	-		-		-
Weighted Fair Market Value Options		$ 12.80		$ 11.12		$ 6.44

		OPTIONS OUTSTANDING			OPTIONS EXERCISABLE

			Weighted
		Number	Average		Number
		Outstanding	Remaining	Weighted	Exercisable	Weighted
Range of		As of	Contractual Life	Average	As of	Average
Exercise Prices		12/31/2005	(in years)	Exercise Price	12/31/2005	Exercise Price

$0.10	$6.50	931,278	$4.37	$6.12	708,204	$6.12
6.94	7.50	27,097	2.53	7.35	27,097	7.35
8.25	8.25	1,259,396	4.53	8.25	1,227,396	8.25
8.88	9.13	798,045	7.14	8.96	440,987	8.97
9.53	13.35	1,271,051	6.89	12.51	721,293	12.19
13.50	15.00	838,969	6.05	14.19	554,294	14.37
15.13	15.90	1,192,979	7.76	15.64	379,896	15.18
16.00	19.96	863,045	7.86	19.43	207,545	18.23
20.13	35.83	385,950	3.12	23.48	375,900	23.52
43.57	43.57	37,799	1.88	43.57	35,699	43.57
$0.10	$43.57	7,605,609	$6.14	$12.80	4,678,311	$11.83

Employee Savings Plan

During 1997, we established a Savings Plan (the “Plan”) pursuant to Section 401(k) of the Internal Revenue Code (the “Code”), whereby employees may contribute a percentage of their compensation, not to exceed the maximum amount allowable under the Code. At the discretion of our Board of Directors, we may elect to make matching contributions, as defined in the Plan. For the years ending December 31, 2005, 2004 and 2003 the Board of Directors approved contributions to the Plan of $625,000, $750,000 and $750,000 respectively.

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

2005 Employee Stock Purchase Plan

On June 29, 2005, our shareholders approved the 2005 Employee Stock Purchase Plan (the “2005 Purchase Plan”).  In connection with the approval, the Second Amended and Restated 1998 Employee Stock Purchase Plan was terminated and no further awards will be made under such plan.  Under the provisions of the 2005 Purchase Plan, our employees may purchase shares of our stock at a purchase price of 95% of the closing price of our stock on the final day of the quarterly offering period as defined.  In aggregate 1,000,000 shares are available for purchase under the 2005 Purchase Plan.  In 2005, 10,848 shares were issuable under the plan.

7.             Commitments and Contingencies

Non-cancelable Operating Leases

We lease office space and certain equipment under non-cancelable operating leases. Rental expense under operating leases was approximately $9.4 million, $9.7 million and $12.5 million for the years ended December 31, 2005, 2004 and 2003, respectively. Future minimum rental payments under non-cancelable operating leases as of December 31, 2005 are as follows:

(in thousands)
Year Ending December 31,
2006	$9,373
2007	7,467
2008	3,344
2009	2,426
2010	983
Thereafter	2,659
$26,252

We have unconditional purchase obligations that consist of minimum purchase commitments for telecommunication services, computer equipment, maintenance, consulting, airplane charters and other commitments. In aggregate, these obligations total approximately $48.4 million. These obligations will require payments of approximately $37.7 million in 2006, with the majority of the balance occurring within the next three years.

Employment Agreements

The Company has entered into employment agreements with certain key employees.  These agreements provide for severance and other benefits if the Company, for any other reason than cause, as defined by their agreements, terminates these employees.

Indemnification clauses

Our standard software license agreements contain indemnification clauses that are limited in amount. Pursuant to these clauses, we indemnify, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party. We account for these clauses under FASB Staff Position FIN 45 45-1: Accounting for Intellectual Property Infringement Indemnifications under FASB Interpretation No. 45. Accordingly, there are no liabilities recorded for these agreements as of December 31, 2005.

8.             Acquisitions

In March 2004, we acquired CPM Resource Center, Ltd., or CPMRC. CPMRC provides consulting services and clinical content designed principally to improve and enhance the care process primarily related to the workflow of nurses and interdisciplinary healthcare professionals. CPMRC’s evidence-based content and practice guidelines has been incorporated into our current releases of SunriseXA software. We paid $2.5 million in cash and issued 184,202 shares of common stock for CPMRC, for a total consideration of $5.0 million. In addition, the acquisition agreement permitted the prior owner of CPMRC to earn up to an additional $12.5 million over the following 5 year period based on future operating results, payable 50% in shares of our common stock and 50% in cash, based upon the average of the last reported sale prices of our common stock on the NASDAQ National Market for the five consecutive trading days ending on the trading day that is one day prior to the date on which the earn-out consideration is paid. The operating results of CPMRC have been combined with those of the Eclipsys since the date of acquisition. We did not present unaudited pro forma results of operations of Eclipsys and CPMRC for the year ended December 31, 2004 and 2003 because our pro forma results for those periods would not be materially different from our actual results for those periods.

At the time of the CPMRC acquisition, we recorded approximately $2.4 million in non amortizable goodwill and $3.2 million in amortizable intangible assets. Amortizable intangible assets include client relationships and acquired technology and is being amortized over a seven and five year period, respectively, which we believe approximates the expected utility of these assets. The non amortizable goodwill is not tax deductible. Since the date of the CPMRC acquisition we have recorded incremental non amortizable goodwill related to consideration earned by the prior owner as part of the earn-out provisions of the agreement.  These amounts were approximately $1.5 million in 2005 and $700,000 in 2004. All consideration paid under the earn out provisions of the agreement will be recorded as non amortizable goodwill.  In 2005, for amounts related to the 2004 earn-out attainment, we issued 25,311 shares of our common stock.

In December of 2004, we acquired eSys Medical Inc. (eSys). eSys develops and markets radiology information systems (RIS). Using our solutions, clinicians will be able to view patient medical records, diagnostic images and reports in real time. We believe the acquisition will increase sales opportunities for our Picture Archiving Communications System (PACS) and RIS systems through integration with both our and other clinical systems. In 2004, we paid $2.3 million in cash consideration for the eSys acquisition. In addition, the terms of the acquisition agreement permitted the prior owners of eSys to earn up to an additional $2.5 million of future consideration related to certain milestones in connection with future development of the acquired technology, payable in cash (25%) and our common stock (75%). Additionally, the agreement contains an earn out provision permitting the prior owners to earn up to an additional $5.0 million in future consideration based on sales of the acquired technology over the five years following the closing of the transaction, payable in cash or shares of our common stock. The number of shares of our common stock issued as earn-out consideration will be based on the average closing prices of our common stock on the NASDAQ National Market for the calendar quarter preceding the payment of the earn-out consideration.

As a result of the eSys acquisition, we recorded approximately $2.0 million in amortizable intangible assets. Amortizable intangible assets include client relationships of $1.1 million and acquired technology of $914,000 and is being amortized over a five and three year period, respectively. We believe these amortization periods reflect the estimated expected utility of these assets. The operating results of eSys have been combined with those of Eclipsys since the date of acquisition. We did not present unaudited pro forma results of operations of Eclipsys and eSys for the year ended December 31, 2004 and 2003 because our pro forma results for those periods would not be materially different from our actual results for those periods. The majority of future consideration, if earned, will be recorded as non amortizable goodwill.

In 2005, under the provisions of the earn-out agreement, we recorded incremental non amortizable goodwill of approximately $2.2 million.  In connection with the earn-out agreement, we issued 40,612 shares of our common stock in 2005 for amounts earned, and paid cash consideration totaling approximately $311,000.

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

We lease office space in Boston, Massachusetts from a former stockholder of SDK Medical Computer Services Corporation, or SDK, and lease office space in Grand Rapids, Michigan from the former stockholder of CPMRC. SDK was acquired in 1997. During the years ended December 31, 2005, 2004 and 2003, we paid $631,000, $675,000 and $526,000 respectively, under the Boston lease.  Under the Michigan lease we paid $72,000 in 2005 and  $42,000 in 2004. The leases are non-cancelable and expire in 2009 and 2008 respectively.

Our former Chairman Emeritus, Harvey J. Wilson, owns a company, RMSC of West Palm Beach Inc. (“RMSC”), which leases an aircraft to a charter company. The charter company provides aircraft charter services to us as well as other outside parties. Mr. Wilson has no ownership or other interest in the charter company. We paid the charter company $269,000, $733,000 and $603,000 in 2005, 2004 and 2003, respectively, for charters using the aircraft owned by RMSC. We also paid the charter company $163,000, $74,000 and $50,000 in 2005, 2004 and 2003, respectively, for charters of other aircraft, not owned by RMSC. RMSC received $145,000, $408,000 and $275,000 during 2005, 2004 and 2003, respectively, from the charter company for these transactions.  In January 2006, the Company entered into an arrangement whereby the remaining commitment of $544,000 will be utilized during the first half of 2006.  Additionally, under this agreement the Company and Chairman Emeritus terminated the arrangement pursuant to which Mr. Wilson served as Chairman Emeritus.  In connection with this termination we recorded a provision of approximately $200,000 in the fourth quarter of 2005.

In July 1999, we invested in HEALTHvision, Inc. (“HEALTHvision”), a Dallas-based, privately held internet healthcare company. Other principal investors included VHA, Inc. and investment entities affiliated with General Atlantic, LLC. HEALTHvision provides Internet solutions to hospital organizations to assist them in improving patient care in the local communities they serve. We purchased 3,400,000 shares of common stock in HEALTHvision for $34,000, which at the time represented 34% of the outstanding common stock on an if-converted basis. As of December 31, 2005, our shares represented approximately 28% of the common stock of HEALTHvision on an if-converted basis. We account for our investment in HEALTHvision using the equity method of accounting.  Due to losses recognized under the equity method, the recorded balance of the investment in HEALTHvision was $0 as of December 31, 2005. We entered into a joint marketing arrangement with HEALTHvision under which both organizations agreed to jointly market software and services to their customers. Under this agreement, we paid HEALTHvision the sum of $2.2 million during 2005 for the sale of software and services, and owed HEALTHvision the sum of $350,000 as of December 31, 2005. Also, during 2005, we earned revenues from HEALTHvision of $986,000 for hosting and other related services and had accounts receivable due from HEALTHvision of $245,000 at December 31, 2005. For the year ended December 31, 2005, HEALTHvision had total revenues of approximately $21.9 million (unaudited) and a net loss of approximately $3.3 million (unaudited) with total assets of approximately $6.0 million (unaudited). We are not required to provide funding to HEALTHvision, and have made no guarantees on their behalf. In late 2003, we mutually agreed with HEALTHvision to terminate the joint marketing arrangement of our agreement.

We have a license agreement with Partners HealthCare System, Inc. (“Partners”). Under the terms of this license, we may develop, commercialize, distribute and support certain technology that we have received from Partners throughout the world (with the exception of the Boston, Massachusetts metropolitan area). Prior to our initial public offering, no sales of software incorporating the licensed technology were made and, consequently, no royalties were paid by us pursuant to the license with Partners. The royalty arrangement under the license terminated upon Eclipsys’ initial public offering. After our initial public offering, we sold software incorporating the licensed technology. We are obligated to offer to Partners and certain of its affiliates a license for internal use, granted on most favored client terms, to all new software applications developed by us, whether or not derived from the licensed technology and major architectural changes to the licensed technology. Partners and certain of its affiliates are also entitled to receive internal use licenses, also granted on most favored client terms, for any changes to any module or application included in the licensed technology requiring at least one person-year of technical effort.

In 2001, Partners entered into a contract with us for the license of a new software application and related professional services. This new software application consisted of an upgrade to an existing software application that Partners had licensed from Transition Systems, Inc, an entity that was acquired by us in December 1998. Under this new contract, Partners paid us the sums of $916,000, $691,000 and $627,000 in 2005, 2004 and 2003, respectively. As of December 31, 2005, Partners owed us the sum of $82,000 related to this contract. Mr. Jay Pieper, a director of Eclipsys, is Vice President of Corporate Development and Treasury Affairs for Partners. Partners was not affiliated with Eclipsys at the time of the negotiation of the Partners license from Transition Systems, Inc.

11.          Subsequent event

In January 2006, we effected a restructuring of our operations which included a reduction in headcount of approximately 100 individuals and the reorganization of our senior management team.  This initiative is expected to result in a restructuring charge of approximately $7 million in the first quarter of 2006.  In connection with this initiative, we expect to invest a portion of the anticipated cost reductions into client-related activities including client support and professional services.

On January 9, 2006, we hired John E. Deady to assume the position of Executive Vice President Customer Solutions.  Mr. Deady’s responsibilities will include management of sales and marketing.

12.          Quarterly Financial Information (Unaudited)

The following table presents quarterly consolidated statement of operations data for each of the eight quarters in the years ended December 31, 2005 and 2004. The data in the statement of operations is unaudited and, in the opinion of management, includes all adjustments (consisting of normal recurring adjustments) necessary to present fairly the data for such periods. Additionally, the data is derived from, and is qualified by reference to, our audited financial statements, which appear elsewhere in this document.

	For the Year Ended December 31, 2005
	(in thousands, except per share data)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year
Revenues	$84,435	$95,865	$97,852	$105,119	$383,271
Income (loss) from operations	(7,722)	(3,204)	4,234	4,049	(2,643)
Net income (loss)	(7,161)	(2,485)	5,099	5,032	485
Basic net income (loss) per common share	(0.15)	(0.05)	0.11	0.10	0.01
Diluted net income (loss) per common share	$(0.15)	$(0.05)	$0.10	$0.10	$0.01

	For the Year Ended December 31, 2004
	(in thousands, except per share data)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year
Revenues	$68,384	$73,643	$79,815	$87,233	$309,075
Loss from operations	(13,516)	(10,185)	(7,065)	(3,428)	(34,194)
Net loss	(13,063)	(9,961)	(6,650)	(2,891)	(32,565)
Basic net loss per common share	(0.28)	(0.21)	(0.14)	(0.06)	(0.70)
Diluted net loss per common share	$(0.28)	$(0.21)	$(0.14)	$(0.06)	$(0.70)

13.          Geographic Information

A summary of the Company's revenues by geographic area is summarized below (in thousands):

	Year ended December 31,
	2005	2004	2003
United States	$359,331	$293,120	$244,292
Canada	21,268	13,029	7,894
Rest of world	2,672	2,926	2,493
Total	$383,271	$309,075	$254,679

Revenues are attributed to countries based on location of customers.

A summary of the Company's long-lived assets is summarized below (in thousands):

	Year ended December 31,
	2005	2004	2003
United States	$108,524	$89,808	$73,574
Canada	2,902	2,112	100
Rest of world	-	-	-
Total	$111,426	$91,920	$73,674

SCHEDULE II — VALUATION OF QUALIFYING ACCOUNTS
For Each of the Three Years in the Period Ended December 31, 2005
(in thousands)

	Balance at Beginning of Period	Additions	Write-offs	Balance at End of Period

December 31, 2005
Allowance for doubtful accounts	$4,952	$3,998	$(3,274)	$5,676
Valuation allowance for deferred tax asset	127,328	4,919		132,247
December 31, 2004
Allowance for doubtful accounts	4,807	4,117	(3,972)	4,952
Valuation allowance for deferred tax asset	115,320	12,008		127,328
December 31, 2003
Allowance for doubtful accounts	3,412	4,492	(3,097)	4,807
Valuation allowance for deferred tax asset	94,264	21,056		115,320

Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.    Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of December 31, 2005.  Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives of ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  There is no assurance that our disclosure controls and procedures will operate effectively under all circumstances.  Based upon the evaluation described above our chief executive officer and chief financial officer concluded that, as of December 31, 2005, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter-ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Management on Eclipsys Corporation's Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).

We assessed the effectiveness of our internal control over financial reporting as of December 31, 2005. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on our assessment using those criteria, we concluded that our internal control over financial reporting was effective as of December 31, 2005.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Part III

Certain information required by Part III of Form 10-K will be contained in the definitive Proxy Statement to be used in connection with our 2006 annual meeting of stockholders, and is incorporated herein by reference to this Form 10-K Annual Report.

Item 9B.    Other Information

                Not applicable

Item 10.    Directors and Executive Officers of the Registrant

Information regarding directors and our code of ethics will be set forth in the proxy statement for our 2006 annual meeting of stockholders and is incorporated herein by reference. Information regarding our executive officers is set forth under the caption “Executive Officers of the Registrant” in Item 1.

Item 11.    Executive Compensation

Information regarding executive compensation will be set forth in the proxy statement for the annual meeting of stockholders for the year 2006 and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management will be set forth in the proxy statement for our 2006 annual stockholders’ meeting, and is incorporated herein by reference.

The following table provides information about the Common Stock that may be issued under our existing equity compensation plans as of December 31, 2005.

	Number of securities to be	Weighted-average exercise	Number of securities
	issued upon exercise of	price of outstanding	remaining available for
	outstanding options,	options, warrants and rights	future issuance under
	warrants and rights		equity compensation plans

Equity compensation plans approved by security holders (1)	8,173,403	$12.51	2,318,799

ESPP Plan	1,000,000		989,152

Equity compensation plans not approved by security holders (2)	925,000		-

Total	10,098,403		3,307,951

(1) This tabe excluded an aggregate of 137,206 options issuable upon the exercise of outstanding options assumbed by Eclipsys in connection with various acquisitions.  The weighted average price of the excluded options is $34.83.

(2) This represents options which are granted in 2004 and 2005 without stockholder approval as an inducement grant in accordance with
NASDAQ rules related to the hiring of Mr. Adams as our Executive Vice President and Chief Administrative Officer and Mr. Eckert as our
President and Chief Executive Officer.

On November 14, 2005, in connection with hiring Mr. Eckert as our president and chief executive officer, we granted Mr. Eckert 150,000 restricted shares of Eclipsys common stock and non-qualified options to purchase up to 525,000 shares of Eclipsys common stock.  The restricted stock has a purchase price of $.01 per share, is subject to contractual restrictions on transfer until vested, and vests over five years, with the first 20 percent vesting on December 1, 2006, and an additional 10 percent vesting each June 1 and December 1 thereafter for the following four years.  The stock options have a 10-year term, an exercise price per share equal to the fair market value of Eclipsys common stock on the date of grant, and vest over five years, with the first 20 percent vesting on December 1, 2006, and the remaining 80 percent vesting in 48 equal consecutive monthly installments thereafter.  Vesting of the restricted stock and stock options is contingent upon continued employment and is subject to acceleration under certain circumstances.  The restricted stock and stock options are being awarded as inducement grants under Section 4350(i)(1)(A)(iv) of the NASD Marketplace Rules.

Under Mr. Eckert's employment agreement, if Eclipsys were to terminate his employment without cause, or if he were to terminate his employment with good reason (as cause and good reason are defined in the employment agreement), he would be entitled to 12 months' additional vesting of his restricted stock and stock options, among other benefits.  If a change in control of Eclipsys (as defined in the employment agreement) were to occur, and Eclipsys or its successor were to terminate Mr. Eckert's employment without cause, or if he were to terminate his employment with good reason, within two years following the change in control, or within 180 days before and in anticipation of the change in control, then Mr. Eckert would be entitled to acceleration of vesting of all of his stock options and restricted stock.

Item 13.    Certain Relationships and Related Transactions

Information regarding certain relationships and related transactions will be set forth in the proxy statement for our 2006 annual meeting of stockholders and is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

Information regarding principal accountant fees and services will be set forth in the proxy statement for the our 2006 annual meeting of stockholders and is incorporated herein by reference.

Part IV

Item 15.   Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this report:

1	Consolidated Financial Statements included in Item 8 of this report on Form 10-K
2	Financial Statement Schedules included in Item 8 of this report on Form 10-K Schedule II - Valuation of Qualifying Accounts
3	The following exhibits are included in this report:

3.1 (2)	Third Amended and Restated Certificate of Incorporation of the Registrant
3.2 (1)	Third Amended and Restated Bylaws of the Registrant
3.3 (3)	Certificate of Designation of Series A Junior Participating Preferred
4.1 (1)	Specimen certificate for shares of Common Stock
4.2 (3)	Rights Agreement, dated July 26, 2000, by and between Eclipsys Corporation and Fleet National Bank, as Rights Agent
10.1 (1)	Second Amended and Restated Registration Rights Agreement
10.2 (1)	Information Systems Technology License Agreement, dated as of May 3, 1996, by and amount Partners Healthcare System, Inc. and Integrated Healthcare Solutions, Inc
10.3 (1)*	1996 Stock Plan
10.4 (4)*	Amended and Restated 1998 Employee Stock Incentive Plan
10.5 (8)	Form of Indemnification Agreement between Eclipsys Corporation and each non-employee directors
10.6 (4)*	Amended and Restated 1999 Stock Incentive Plan, as amended
10.7 (9)*	Amended and Restated Employment Agreement, effective as of March 15, 2005, between the Registrant and Paul L. Ruflin
10.8 (5)*	Agreement between the Registrant and Mr. John S. Cooper, dated February 2, 2002
10.9 (6)*	Restricted Stock Agreement between the Registrant and John A. Adams, dated December 20, 2004
10.10 (6)*	Non-Qualified Stock Option Agreement between the Registrant and John A. Adams, dated December 20, 2004
10.11 (6)*	Employment Agreement between the Registrant and John A. Adams, dated December 20, 2004
10.12 (7)*	Form of Incentive and/or Non-Qualified Stock Option Agreement under the Amended and Restated 2000 Stock Incentive Plan, as amended
10.13 (9)*	Template 2005 Bonus Program Individual Summary Sheet for Non-Sales Executives
10.14 (9)*	Template 2005 Bonus Program Individual Summary Sheet for Senior Sales Executives
10.15 (9)*	Employment Agreement, effective as of March 15, 2005, by and between the Registrant and John P. Gomez
10.16 (9)*	Employment Agreement, effective as of March 15, 2005, by and between the Registrant and Russ Rudish
10.17 (10)*	Amended and Restated 2000 Stock Incentive Plan
10.18 (10)*	Employment Agreement between the Registrant and Eugene V. Fife dated April 29, 2005
10.19 (10)*	Restricted Stock Agreement between the Registrant and Eugene V. Fife dated April 29, 2005
10.20 (11)*	Separation Agreement, effective May 20, 2005, by and between the Registrant and Paul L. Ruflin
10.21 (12)*	2005 Stock Incentive Plan
10.22 (12)*	2005 Employee Stock Purchase Plan
10.23 (13)*
Form of Restricted Stock Agreement to be used in connection with issuance of restricted stock to executive officers and members of the registrant’s board of directors under the Eclipsys Corporation 2005 Stock Incentive Plan

10.24 (13)*	Form of Notice of Grant of Restricted Stock Agreement to be used in connection with issuance of restricted stock to executive officers under the Eclipsys Corporation 2005 Stock Incentive Plan
10.25 (13)*
Form of Notice of Grant of Restricted Stock Agreement to be used in connection with issuance of restricted stock to members of the registrant’s board of directors under the Eclipsys Corporation 2005 Stock Incentive Plan

10.26 (13)*	Form of Notice of Grant of Stock Option to be used in connection with grants of stock options to executive officers under the Eclipsys Corporation 2005 Stock Incentive Plan
10.27 (13)*	Form of Notice of Grant of Stock Option to be used in connection with grants of stock options to members of the registrant’s board of directors under the Eclipsys Corporation 2005 Stock Incentive Plan
10.28 (14)*	2005 Inducement Grant Stock Incentive Plan
10.29 (14)*	Employment Agreement between the Registrant and R. Andrew Eckert dated as of October 24, 2005
10.30 (14)*	Agreement re Specified Acts between the Registrant and R. Andrew Eckert dated as of October 24, 2005
10.31 (15)*	Employment Agreement between the Registrant and John E. Deady dated December 22, 2005
10.32 (15)*	Agreement re Specified Acts between the Registrant and John E. Deady dated December 22, 2005
21 (16)	Subsidiaries of the Registrant
23	Consent of PricewaterhouseCoopers LLP
31.1	Certification of R. Andrew Eckert
31.2	Certification of Robert J. Colletti
32.1	Certification Pursuant to 18 U.S.C. Section 1350
32.2	Certification Pursuant to 18 U.S.C. Section 1350

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-50781)
(2)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the q uarter ended June 30, 1998(File No. 000-24539)
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated August 8, 2000 (File No. 000-24539)
(4)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002
(5)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (File No. 000-24539)
(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 23, 2004 (File No. 000-24539)
(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 1, 2004 (File No. 000-24539)
(8)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on March, 15 2004
(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 7, 2005 (File No.000-24539)
(10)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on May 10, 2005 (File No.000-24539)
(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 25, 2005 (File No.000-24539)
(12)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 6, 2005 (File No.000-24539)
(13)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on August 5, 2005 (File No.000-24539)
(14)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on October 21, 2005 (File No.000-24539)
(15)
The Registrant has requested confidential treatment with respect to certain portions of this exhibit.
Such portions have been omitted from this exhibit and have been filed separately with the United States Securities and Exchange Commission

(16)	Incorporated by reference to Exhibit 21 of the Registrant’s Annual Report on Form 10-K filed March 25, 2002
*	Indicates a management contract or compensatory plan or arrangement

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

/s/ R. Andrew Eckert	President, Chief Executive Officer and Director (Principal Executive Officer)	March 6, 2006
R. Andrew Eckert

/s/ Robert J. Colletti	Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	March 6, 2006
Robert J. Colletti

/s/ Steven A. Denning	Director	March 6, 2006
Steven A. Denning

/s/ Dan L. Crippen	Director	March 6, 2006
Dan L. Crippen

/s/ Eugene V. Fife	Director	March 6, 2006
Eugene V. Fife

/s/ Braden Kelly	Director	March 6, 2006
Braden Kelly

/s/ Jay B. Pieper	Director	March 6, 2006
Jay B. Pieper

/s/ Edward A. Kangas	Director	March 6, 2006
Edward A. Kangas