Form 10-Q
period 2006-03-31
ECLIPSYS CORP
filed 2006-05-09
CIK 1034088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

________________

FORM 10-Q
________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

COMMISSION FILE NUMBER: 000-24539

ECLIPSYS CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	65-0632092
(State of Incorporation)	(IRS Employer Identification Number)

1750 Clint Moore Road
Boca Raton, Florida
33487
(Address of principal executive offices)

561-322-4321
(Telephone number of registrant)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing for the past 90 days. Yes [ ✓ ] No [ ]

 Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer [  ] Accelerated filer [ ✓ ]  Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ] No [✓]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Shares outstanding as of May 1, 2006
Common Stock, $.01 par value	52,209,870

Part I.	Financial Information

Item 1.	Financial Statements - Unaudited

	Condensed Consolidated Balance Sheets (unaudited) - As of March 31, 2006
	and December 31, 2005	3

	Condensed Consolidated Statements of Operations (uaudited) - For the Three
	Months ended March 31, 2006 and 2005	4

	Condensed Consolidated Statements of Cash Flows (unaudited) - For the Three
	Months ended March 31, 2006 and 2005	5

	Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2.	Mangement's Discussion and Analysis of Financial Condition and Results
	of Operations	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22

Item 4.	Controls and Procedures	23

Part II.	Other Information

Item 1.	Legal Proceedings	24

Item 1A.	Risk Factors	24

Item 2.	Unregistered Sales of Equity Securities	33

Item 6.	Exhibits

Signatures		34

Certifications		36

ECLIPSYS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands)

	March 31,	December 31,
	2006	2005
Assets
Current assets:
Cash	$36,214	$76,693
Marketable securities	81,979	37,455
Accounts receivable, net of allowance for doubtful accounts of $6,246 and $5,676 at March 31, 2006 and December 31, 2005, respectively	81,512	80,833
Inventory	2,157	2,289
Prepaid expenses	21,263	17,909
Other current assets	1,204	2,184
Total current assets	224,329	217,363

Property and equipment, net	42,562	40,500
Capitalized software development costs, net	32,765	35,690
Acquired technology, net	508	584
Intangible assets, net	2,727	2,940
Deferred tax asset	4,083	4,124
Goodwill, net	6,669	6,624
Other assets	19,479	20,964
Total assets	$333,122	$328,789

Liabilities and Stockholders’ Equity
Current liabilities:
Deferred revenue	$98,040	$107,960
Accounts payable	22,490	26,103
Accrued compensation costs	15,772	15,974
Deferred tax liability	4,083	4,124
Other current liabilities	14,749	10,413
Total current liabilities	155,134	164,574

Deferred revenue	14,827	16,772
Other long-term liabilities	169	1,252
Total long-term liabilities	14,996	18,024

Stockholders’ equity:
Total stockholders’ equity	162,992	146,191
Total liabilities and stockholders’ equity	$333,122	$328,789

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ECLIPSYS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2006	2005
Revenues:
Systems and services	$96,223	$83,128
Hardware	4,561	1,307
Total revenues	100,784	84,435

Costs and expenses:
Costs of systems and services revenues	56,458	52,712
Costs of hardware revenues	3,651	1,101
Sales and marketing	16,269	17,729
Research and development	16,962	12,576
General and administrative	5,640	4,356
Depreciation and amortization	3,802	3,683
Restructuring charge	7,198	-
Total costs and expenses	109,980	92,157

Loss from operations	(9,196)	(7,722)
Interest income, net	1,149	561
Loss before taxes	(8,047)	(7,161)

Provision for income taxes	-	-
Net loss	$(8,047)	$(7,161)

Loss per share
Basic and diluted loss per share	$(0.16)	$(0.15)

Weighted average common shares outstanding
Basic and diluted	50,581	47,323

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ECLIPSYS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Three Months Ended
	March 31,

	2006	2005

Operating activities:
Net loss	$(8,047)	$(7,161)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	9,217	7,806
Provision for bad debts	518	450
Stock compensation expense	3,774	416
Changes in operating assets and liabilities:
Accounts receivable	(1,197)	5,348
Inventory	132	80
Prepaid expenses and other current assets	(2,634)	(3,444)
Other assets	647	(8,825)
Deferred revenue	(11,864)	2,279
Accounts payable and other current liabilities	636	(5,683)
Accrued compensation costs	(203)	1,265
Other long-term liabilities	(1,083)	416
Total adjustments	(2,057)	108
Net cash used in operating activities	(10,104)	(7,053)

Investing activities:
Purchases of property and equipment	(5,651)	(4,125)
Purchases of marketable securities	(245,563)	(138,018)
Proceeds from sales of marketable securities	201,038	101,158
Capitalized software development costs	(1,576)	(6,427)
Net cash used in investing activities	(51,752)	(47,412)

Financing activities:
Proceeds from stock options exercised	21,042	1,697
Net cash provided by financing activities	21,042	1,697

Effect of exchange rates on cash and cash equivalents	335	81
Net decrease in cash and cash equivalents	(40,479)	(52,687)
Cash and cash equivalents, beginning of period	76,693	122,031
Cash and cash equivalents, end of period	$36,214	$69,344

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ECLIPSYS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Eclipsys Corporation, or the Company, and the notes thereto have been prepared in accordance with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission, or SEC. The year end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These unaudited condensed consolidated financial statements do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America. However, such information reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair statement of results for the interim periods presented.

The results of operations for the three months ended March 31, 2006 are not necessarily indicative of annual results. The Company manages its business as one reportable segment.

The unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and the notes thereto that are included in the Company's Annual Report on Form 10-K for the year ended December 31, 2005 that was filed with the SEC on March 7, 2006.

2. STOCK-BASED COMPENSATION

Prior to January 1, 2006, we accounted for our stock-based employee compensation arrangements under the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25), as allowed by Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-based Compensation (SFAS No. 123), as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure (SFAS No. 148). As a result, no expense was recognized for options to purchase our common stock that were granted with an exercise price equal to fair market value at the date of grant and no expense was recognized in connection with purchases under our employee stock purchase plan for the year ended December 31, 2005, nor in the three-month period ended March 31, 2005. In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”), which amended SFAS No. 123. SFAS No. 123(R) requires measurement of the cost of share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005. Subsequent to the effective date, the pro forma disclosures previously permitted under SFAS No. 123 are no longer an alternative to financial statement recognition. Effective January 1, 2006, we have adopted SFAS No. 123(R) using the modified prospective method. Under this method, compensation cost recognized during the three-month period ended March 31, 2006, includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 amortized over the options’ vesting period, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R) amortized on a straight-line basis over the options’ vesting period. The option vesting period ranges from three to five years and all options have a contractual life of ten years. The fair value is estimated at the date of grant using the Black - Scholes option pricing model with weighted average assumptions for the activity under our stock plans. Option pricing model input assumptions such as expected term, expected volatility, and risk free interest rate, impact the fair value estimate. Further, the forfeiture rate impacts the amount of aggregate compensation. These assumptions are subjective and generally require significant analysis and judgment to develop. When estimating fair value, some of the assumptions were based on or determined from external data (for example the risk free interest rate) and other assumptions were derived from our historical experience with share-based payment arrangements (for example, volatility and expected term). The appropriate weight to place on historical experience is a matter of judgment, based on relevant facts and circumstances. Pro forma results for prior periods have not been restated. Implementation of SFAS No. 123(R) contributed $2.9 million to the current quarter loss of $(8.0) million. The adoption of SFAS No. 123(R) had no impact on cash flows from operations or financing activities.

The following table illustrates the effect on net loss and net loss per share had we applied the fair value recognition provisions of SFAS No. 123 to account for our employee stock option plan for the three-month period ended March 31, 2005, because stock-based employee compensation was not accounted for using the fair value recognition method during that period.

ECLIPSYS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

For purposes of pro forma disclosures, the estimated fair value of the stock awards, as prescribed by SFAS No. 123, is amortized to expense over the vesting period of such awards (in thousands, except per share data):

Three Months Ended March 31, 2005

Net loss:
As reported	$(7,161)
Add: Stock-based employee compensation expense included
in reported net loss, net of related tax effects	416
Deduct: Total stock-based compensation expense determined
under fair value based method for all awards, net of related tax effects	(2,416)
Pro forma Net loss	$(9,161)
Basic net loss per common share:
As reported	$(0.15)
Pro forma	$(0.19)
Diluted net loss per common share:
As reported	$(0.15)
Pro forma	$(0.19)

The historical pro forma impact of applying the fair value method prescribed by SFAS No. 123 is not representative of the impact that may be expected in the future due to changes resulting from additional grants in future years and changes in assumptions such as volatility, interest rates and expected life used to estimate fair value of the grants in future years.

Note that the above pro forma disclosure was not presented for the three-month period ended March 31, 2006 because stock-based employee compensation has been accounted for using the fair value recognition method under SFAS No. 123(R) for this period.

The following table shows total stock-based employee compensation expense (see Note 8 for types of stock-based employee arrangements) included in the condensed consolidated statement of operations for the three month period ended March 31, 2006 (in thousands):

Three Months Ended March 31, 2006

Costs and expenses:
Costs of systems & services revenues	$811
Sales and marketing	553
Research and development	239
General and administrative	1,277

Total stock-based compensation expense	$2,880

ECLIPSYS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

There was no stock-based employee compensation cost capitalized during the quarter ended March 31, 2006 nor any recognized tax benefit during the quarter ended March 31, 2006. For restricted common stock issued at discounted prices, we recognize compensation expense over the vesting period for the difference between the exercise or purchase price and the fair market value on the measurement date. Compensation expense recognized in our financial statements for stock-based awards for restricted stock was $651,000 and is included in the $2.9 million of stock-based compensation for the three month period ended March 31, 2006. In the quarter ended March 31, 2005, we recorded $416,000 of stock-based compensation for restricted stock.

3. MARKETABLE SECURITIES

Marketable securities consist of funds that are highly liquid and are classified as available-for-sale. Marketable securities are recorded at fair value, and unrealized gains and losses are recorded as a component of other comprehensive income.

	(in thousands)
	March	December
	31, 2006	31, 2005
Security Type

Auction Rate Securities:

Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	$13,267	$14,117
Debt securities issued by states of the United States and political subdivisions of the states	62,489	17,084
	75,756	31,201
Other Securities:

Government Bonds/Agencies	6,165	6,206
Other debt securities	58	48
Total	$81,979	$37,455

As of March 31, 2006, all marketable securities except for auction rate securities have a maturity of less than 2 years. Auction rate securities of $62.5 million held at March 31, 2006 have an underlying maturity of greater than ten years, but typically have an interest rate reset feature every 30 days pursuant to which we can sell or reset the interest rate on the security. At March 31, 2006, we believe that these investments are considered a part of our working capital and are appropriately classified as current assets.

In an effort to increase our interest income, we moved excess cash from money market investment to marketable securities, which include auction rates securities and government bonds. These funds remain highly liquid.

4. ACCOUNTS RECEIVABLE

Accounts receivable was comprised of the following (in thousands):

	March 31,	December 31,
	2006	2005
Accounts Receivable:
Billed accounts receivable, net	$70,218	$69,772
Unbilled accounts receivable, net	11,294	11,061
Total accounts receivable, net	$81,512	$80,833

ECLIPSYS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5. WARRANTY RESERVE

The agreements that we use to license our software to our customers generally includes a limited warranty. The warranty provides that the product, in its unaltered form, will perform substantially in accordance with the related documentation. Warranty costs are charged to costs of systems of services revenues when they are probable and reasonably estimable. A summary of the activity in our warranty reserve was as follows (in thousands):

	March 31,	December 31,
	2006	2005

Beginning Balance	$1,071	$2,057
Provision for warranty	-	-
Provision reduction	(290)	-
Warranty utilized	(55)	(986)
Ending Balance	$726	$1,071

6. GOODWILL AND OTHER INTANGIBLE ASSETS

Acquired technology and intangible assets are amortized over their estimated useful lives generally on a straight-line basis. The carrying values of acquired technology and intangible assets are reviewed if the facts and circumstances suggest that they may be impaired and goodwill is reviewed annually in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”. Testing would be done on a more frequent basis if impairment indicators arise. The test for impairment is based upon a number of factors, including operating results, business plans and projected future cash flows. No impairment has been identified or recorded during the three months ended March 31, 2006 or fiscal 2005.

The gross and net amounts for acquired technology, goodwill, and intangible assets consist of the following (in thousands):

	March 31, 2006			December 31, 2005
	Gross Carrying	Accumulated Amortization	Net Book Value	Gross Carrying	Accumulated Amortization	Net Book Value

Amounts subject to amortization:
Acquired technology	$914	$406	$508	$914	$330	$584
Ongoing customer relationships	4,335	1,608	2,727	4,335	1,395	2,940
Total	$5,249	$2,014	$3,235	$5,249	$1,725	$3,524
Amounts not subject to amortization:
Goodwill	$6,669	$-	$6,669	$6,624	$-	$6,624

Estimated aggregate amortization expense is:

	2006	2007	2008	2009	2010	Total

Acquired technology	$229	$279	$-	$-	$-	$508
Ongoing customer relationships	638	851	851	340	47	2,727
Total amortized expense	$867	$1,130	$851	$340	$47	$3,235

ECLIPSYS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

7. OTHER COMPREHENSIVE LOSS

The components of other comprehensive loss were as follows (in thousands):

	Three Months Ended March 31,
	2006	2005

Net Loss	$(8,047)	$(7,161)
Foreign currency translation adjustment	335	81
Total comprehensive loss	$(7,712)	$(7,080)

8.  EMPLOYEE BENEFIT PLANS

2005 Stock Incentive Plan

At our Annual Meeting of Stockholders held June 29, 2005, our shareholders approved the 2005 Stock Incentive Plan (2005 Plan).  Under the 2005 Plan, no further awards will be granted under our prior Stock Incentive Plans which include our 1996, 1998, 1999 and 2000 plans.  Awards may be made under the 2005 Plan for a number of shares (subject to adjustment in the event of stock splits and other similar events) equal to the sum of (1) 2,000,000 shares of our Voting Common Stock, (2) any shares reserved for issuance under the Amended and Restated 2000 Stock Incentive Plan that remain available for issuance as of the date the 2005 Plan is approved by our stockholders and (3) any shares subject to outstanding awards under our 1996 Stock Plan, the Amended and Restated 1998 Stock Incentive Plan, the Amended and Restated 1999 Stock Incentive Plan and the Amended and Restated 2000 Stock Incentive Plan that expire or are terminated, surrendered or canceled without having been fully exercised, are repurchased or forfeited in whole or part or result in any shares subject to such award not being issued.  As of March 31, 2006, there were 2,416,081 shares available for future issuance under the 2005 Plan.

We issued 400,000 stock options and 100,000 shares of restricted stock in the first quarter of 2006 as an inducement grant in accordance with NASD Marketplace Rules. The grant date fair value of the restricted stock was $21.15.

A summary of stock option transactions is as follows during the quarter ended March 31, 2006:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2006	7,605,609	$12.80
Options granted	690,000	$22.59
Options excercised	(2,012,471)	$10.46		$24,220
Options canceled	(334,948)	$12.93

Outstanding at March 31, 2006	5,948,190	$14.73	6.56	$54,429

Exercisable at March 31, 2006	3,242,031	$13.00	4.64	$35,668

ECLIPSYS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Non-vested stock award activity including awards granted under NASD Marketplace Rules for the three month period ended March 31, 2006 is summarized as follows:

	Non-vested Number of Shares	Weighted Average Grant-Date Fair Value

Nonvested balance at January 1, 2006	623,994	$16.89
Granted	100,000	21.14
Vested	(71,250)	18.25
Forfeited	(52,500)	18.91
Nonvested balance at March 31, 2006	600,244	$17.26

As of March 31, 2006, $34.3 million of total unrecognized compensation costs related to stock options is expected to be recognized over a weighted average period of 3.81 years. As of March 31, 2006, $9.4 million of total unrecognized compensation costs related to nonvested awards is expected to be recognized over a weighted average period of 4.07 years.  The total fair value of shares vested during the quarter ended March 31, 2006 was $1.4 million.

The weighted average estimated fair value of our employee stock options granted at grant date market prices was $18.13 per share during the first quarter of fiscal 2006 and $11.69 per share during the first quarter of fiscal 2005. There were 9,926 shares that will be granted under our stock purchase plan as a result of employee participation during the first quarter of 2006. Included in the condensed statement of operations for the three month period ended March 31, 2006 is $2.9 million in stock-based compensation expense related to the amortization of previously valued shares granted under our Stock Incentive Plan.

The weighted average fair value of outstanding stock options has been estimated at the date of grant using a Black-Scholes option pricing model. The following are significant weighted average assumptions used for estimating the fair value of the activity under our stock option plans for the quarter ended March 31, 2006:

Expected term (in years)	6.45
Risk free interest rate	5.05%
Expected volatility	78%
Dividend yield	0%

We have elected to use the simplified method for estimating our expected term equal to the midpoint between the vesting period and the contractual term as allowed by Staff Accounting Bulletin (SAB) No. 107, Share-Based Payment.

We currently estimate volatility by using the weighted average historical volatility of our common stock.

The risk-free interest rate is the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term input to the Black-Scholes model.

We estimate forfeitures using a weighted average historical forfeiture rate. Our estimate of forfeitures will be adjusted over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from our estimate.

ECLIPSYS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9. BASIC AND DILUTED LOSS PER COMMON SHARE

For all periods presented, basic and diluted loss per common share is presented in accordance with SFAS 128, “Earnings per Share,” which provides for the accounting principles used in the calculation of earnings per share. Basic loss per common share excludes dilution and is calculated by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted loss per common share reflects the potential dilution from assumed conversion of all dilutive securities such as stock options and unvested restricted stock using the treasury stock method. When the effect of the outstanding stock options are anti-dilutive, they are not included in the calculation of diluted earnings per common share. The computation of basic and diluted earnings per common share was as follows (in thousands, except per share data):

	March 31,
	2006	2005
Basic and Diluted Loss Per Common Share:
Net loss	$(8,047)	$(7,161)
Weighted average common shares outstanding	50,581	47,323
Loss per common share	$(0.16)	$(0.15)

10.  RESTRUCTURING

In January 2006, we effected a restructuring of our operations which included a reduction in headcount of approximately 100 individuals and the reorganization of our senior management team. This initiative resulted in a restructuring charge of approximately $7.2 million in the first quarter of 2006 which has been recorded in our statements of operations as “restructuring charge” and is part of total costs and expenses. At March 31, 2006, the remaining unpaid liability was $3.9 million.  We expect to incur additional restructuring charges of $2.0 million during the second quarter of 2006. In connection with these initiatives, we have invested a portion of the anticipated cost reductions into client-related activities including client support and professional services.

11.  NEW ACCOUNTING PRONOUNCEMENTS

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

12. LEGAL ACTION

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

Executive Overview

The following should be read in conjunction with our condensed consolidated financial statements, including the notes thereto, which are included elsewhere in this document.

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

Software Development

In June 1999, we began re-expressing the intellectual property we had acquired through acquisitions on a common platform to provide integrated software to our clients. In 1999, we announced the general availability of Sunrise Clinical Manager (SCM), the first version of our SunriseTM suite of software. SCM provides advanced knowledge-based clinical decision-support capabilities including computerized physician order entry.

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

In connection with this issue, we recorded a $1.2 million write-down of capitalized software development costs to net realizable value for some SunriseXA components in the third quarter of 2003. The write-down was included in the costs of systems and services revenues. Also, we believe that the correction of the response time issue and related issues is covered by the warranties that we provide to our clients.  We intend to continue to remediate the problem for our clients. Accordingly, we recorded provisions related to warranty costs of $4.6 million to date.  These provisions reflect our estimate of warranty-related costs that includes among other things, implementation and third-party costs for affected clients. Warranty costs are charged to costs of systems and services revenues when they are probable and reasonably estimable.  Through March 31, 2006, we had expended approximately $3.9 million in warranty costs related to remediation of the response time issue and related issues.  As of March 31, 2006, the warranty reserve balance was $726,000.   Professional services revenues have been, and we believe will continue to be negatively affected as we utilize resources to fulfill these obligations.

On June 30, 2004, we released Sunrise Clinical Manager Release 3.5 XA™.  This new release contained significant additional functionality for core clinical, ambulatory and emergency department settings, as well as enhancements to patient management functions.  Additionally, the new release extended support for physicians through the inclusion of advanced functionality for clinical decision support, structured notes, medical necessity checking, prescription writing and medication management configuration.

In November 2004, we announced the general availability of Sunrise ED Manager 3.6 XA™ and Sunrise Ambulatory Care Manager 3.6 XA™.  In the first quarter of 2005, we released Sunrise Clinical Manager Release 4.0 XA™, which contained new features and enhancements in several key areas including incremental functionality related to ambulatory, emergency department, critical care, medication management and nursing.   Additionally, we released Remote Access Services (RAS) 4.0 XATM and Pocket SunriseTM 4.0 XA, which enhanced users’ ability to access our applications from remote locations.  Furthermore, in November 2005 we announced the release of Sunrise Radiology Information System ™(RIS), which automates radiology workflow.

In January 2006, we released Sunrise Clinical Manager Release 4.5 XA™ (SCM 4.5XA).  This release contained approximately 1,500 incremental functions which continued to enhance the capabilities of our offering in all major clinical areas including ambulatory, emergency department, critical care and nursing.  Additionally, this release included integrated end-to-end medication management capabilities and builds upon recent enhancements to our Sunrise Patient Financial Manager and Sunrise Decision Support Manager solutions.  The general availability of these releases fulfilled key deliverables expected by our clients in connection with the 2003 response time issue.

Competitive Environment and Other Challenges for 2006

During the fourth quarter of 2004 and much of 2005, we experienced a slow-down in closing new sales transactions related to increasing competition, issues associated with our previously discussed software delay and our CEO transition.  Additionally, we hired a new CEO during the fourth quarter of 2005 and implemented a restructuring of senior management and our operations during January 2006.   Our releases of  SCM 4.0 XA in March 2005 and SCM 4.5 XA in January 2006 included significant new functionality, and we are implementing this new software with a signficant number of clients.   In the event our new software does not continue to achieve market acceptance, we experience any significant delays in implementing these new releases or experience disruptions in our operations as a result of the restructuring activities, our results of operations could be negatively affected, including a delay or loss in closing future new sales transactions.

Critical Accounting Policies

We believe there are several accounting policies that are critical to understanding our historical and future performance, as these policies affect the reported amount of revenue and other significant areas involving management’s judgments and estimates. On an ongoing basis, management evaluates and adjusts its estimates and judgments, if necessary. These significant accounting policies relate to revenue recognition, stock-based compensation, allowance for doubtful accounts, capitalized software development costs and our warranty reserve. Please refer to Note 2 of the audited consolidated financial statements for further discussion of our accounting policies in our 10-K for the year ended December 31, 2005 filed with the SEC on March 7, 2006.

Revenue Recognition

We generally contract under multiple element arrangements, which include software license fees, hardware and services including consulting, implementation, and software maintenance, for periods of 3 to 10 years. We evaluate revenue recognition on a contract-by-contract basis as the terms of each arrangement vary. The evaluation of our contractual arrangements often requires judgments and estimates that affect the timing of revenue recognized in our statements of operations. Specifically, we may be required to make judgments about:

•	whether the fees associated with our software and services are fixed or determinable;

•	whether collection of our fees is reasonably assured;

•	whether professional services are essential to the functionality of the related software;

•	whether we have the ability to make reasonably dependable estimates in the application of the percentage-of-completion method; and
•	whether we have verifiable objective evidence of fair value for our software and services.

We recognize revenues in accordance with the provisions of Statement of Position, No. 97-2, “Software Revenue Recognition,” (SOP 97-2) as amended by SOP 98-9, “Modification of SOP 97-2, With Respect to Certain Transactions”, (SOP No. 98-9) Staff Accounting Bulletin 104 “Revenue Recognition” (SAB 104) and Emerging Issues Task Force, “Revenue Arrangements with Multiple Deliverables” (EITF 00-21). SOP 97-2 and SAB 104, as amended, require among other matters, that there be a signed contract evidencing an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is probable.

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

Subscription Contracts

Our subscription contracts typically include the following deliverables:

•	Software license fees;

•	Maintenance;

•	Professional services; and

•	Third party hardware or remote hosting services.

Software license fees are recognized ratably over the term of the contract, commencing upon the delivery of the software provided that (1) there is evidence of an arrangement, (2) the fee is fixed or determinable and (3) collection of our fee is considered probable. The value of the software is determined using the residual method pursuant to SOP 98-9. These contracts contain the rights to unspecified future software within the suite purchased and/or unspecified platform transfer rights that do not qualify for exchange accounting. Accordingly, these arrangements are accounted for pursuant to paragraphs 48 and 49 of SOP 97-2. Under certain arrangements, we capitalize related direct costs consisting of third party software costs and direct software implementation costs. These costs are amortized over the term of the arrangement.

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

We consider the applicability of EITF 00-3, “Application of AICPA SOP 97-2 to Arrangements That Include the Right to Use Software Stored On Another Entity’s Hardware,” to our remote hosting services arrangements on a contract-by-contract basis. If we determine that the client has the contractual right to take possession of our software at any time during the hosting period without significant penalty, and can feasibly run the software on its own hardware or enter into another arrangement with a third party to host the software, a software element covered by SOP 97-2 exists. When a software element exists in a remote hosting services arrangement, we recognize the license, professional services and remote hosting services revenues pursuant to SOP 97-2, whereby the fair value of the remote hosting service is recognized as revenue ratably over the term of the remote hosting contract. If we determine that a software element covered by SOP 97-2 is not present in a remote hosting services arrangement; we recognize revenue for the remote hosting services arrangement, ratably over the term of the remote hosting contract pursuant to SAB 104.

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

Stand-Alone Software and Service

We also market certain software and services on a stand-alone basis, including the following:

•	Outsourcing;

•	Software license;

•	Maintenance;

•	Professional services;

•	Hardware;

•	Network services; and

•	Remote Hosting services.

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

We record reimbursable out-of-pocket expenses in both systems and services revenues and as a direct cost of systems and services revenues in accordance with EITF Issue No. 01-14, Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred (“EITF 01-14”). EITF 01-14 requires reimbursable out-of-pocket expenses incurred to be characterized as revenue in the statement of operations. In the quarter ended March 31, 2006 and 2005, reimbursable out-of-pocket expenses were $1.9 and $1.7 million respectively.

In accordance with EITF Issue No. 00-10, Accounting for Shipping and Handling Fees, we have classified the re-imbursement by clients of shipping and handling costs as revenue and the associated cost as a component of costs of systems and services revenues.

If other judgments or assumptions were used in the evaluation of our revenue arrangements, the timing and amounts of revenue recognized may have been significantly different.

Stock - Based Compensation

Prior to January 1, 2006, we accounted for our stock-based employee compensation arrangements under the intrinsic value method prescribed by APB No. 25, as allowed by SFAS No. 123, as amended by SFAS No. 148. As a result, no expense was recognized for options to purchase our common stock that were granted with an exercise price equal to fair market value at the date of grant and no expense was recognized in connection with purchases under our employee stock purchase plan for the year ended December 31, 2005, nor in the three-month period ended March 31, 2005. In December 2004, FASB issued SFAS No. 123(R), which amended SFAS No. 123. SFAS No. 123(R) requires measurement of the cost of share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005. Subsequent to the effective date, the pro forma disclosures previously permitted under SFAS No. 123 are no longer an alternative to financial statement recognition. Effective January 1, 2006, we have adopted SFAS No. 123(R) using the modified prospective method. Under this method, compensation cost recognized during the three-month period ended March 31, 2006, includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 amortized over the options’ vesting period, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R) amortized on a straight-line basis over the options’ vesting period. The fair value is estimated at the date of grant using the Black - Scholes option pricing model with weighted average assumptions for the activity under our stock plans. Option pricing model input assumptions such as expected term, expected volatility, and risk-free interest rate, impact the fair value estimate. Further, the forfeiture rate impacts the amount of aggregate compensation. These assumptions are subjective and generally require significant analysis and judgment to develop. When estimating fair value, some of the assumptions were based on or determined from external data (for example the risk free interest rate) and other assumptions were derived from our historical experience with share-based payment arrangements (for example, volatility and expected term). The appropriate weight to place on historical experience is a matter of judgment, based on relevant facts and circumstances. Pro forma results for prior periods have not been restated. Implementation of SFAS No. 123(R) contributed $2.9 million to the current quarter loss of $(8.0) million The adoption of SFAS No. 123(R) had no impact on cash flows from operations or financing activities.

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

THREE MONTHS ENDED MARCH 31, 2006 COMPARED TO THREE MONTHS ENDED MARCH 31, 2005 (In thousands)

	Three Months Ended March 31, 2006		Three Months Ended March 31, 2005

	2006	% of Total Revenues	2005	% of Total Revenues	Change $	Change %
Revenues
Systems and services	$96,223	95.5%	$83,128	98.5%	$13,095	15.8%
Hardware	4,561	4.5%	1,307	1.5%	3,254	249.0%
Total revenues	100,784	100.0%	84,435	100.0%	16,349	19.4%

Costs and expenses:
Costs of systems and services	56,458	56.0%	52,712	62.4%	3,746	7.1%
Costs of hardware revenues	3,651	3.6%	1,101	1.3%	2,550	231.6%
Sales and marketing	16,269	16.1%	17,729	21.0%	(1,460)	-8.2%
Research and development	16,962	16.8%	12,576	14.9%	4,386	34.9%
General and administrative	5,640	5.6%	4,356	5.2%	1,284	29.5%
Depreciation and amortization	3,802	3.8%	3,683	4.4%	119	3.2%
Restructuring charge	7,198	7.1%	-	0.0%	7,198
Total costs and expenses	109,980	109.1%	92,157	109.1%	17,823	19.3%

Loss from operations	(9,196)	-9.1%	(7,722)	-9.1%	(1,474)
Interest income, net	1,149	1.1%	561	0.7%	588	104.8%
Loss before income taxes	(8,047)	-8.0%	(7,161)	-8.5%	(886)

Provision for income taxes	-	0.0%	-	0.0%	-
Net loss	$(8,047)	-8.0%	$(7,161)	-8.5%	$(886)	-12.4%

Basic and diluted loss per common share	$(0.16)		$(0.15)		$(0.01)

RESULTS OF OPERATIONS

Total revenues increased $16.3 million, or 19.4%, to $100.8 million for the quarter ended March 31, 2006, compared with $84.4 million for the first quarter of 2005.

Systems and services revenues increased $13.1 million, or 15.8%, to $96.2 million for the quarter ended March 31, 2006, compared with $83.1 million for the first quarter of 2005. The increase in systems and services revenues was primarily a result of an increase in revenues associated with revenues recognized on a monthly basis including software, maintenance, outsourcing and remote hosting which increased $7.5 million or 12.5% over the prior year. Additionally, professional services revenues which include implementation and consulting related services were $23.6 million, an increase of $7.5 million or 46.0% over the prior year. Revenues related to software and networking services were $5.5 million, a decrease of $1.8 million over the prior year.

The increase in revenues from software, maintenance, outsourcing and remote hosting was primarily related to higher sales volumes in the second half of 2005. The higher sales volumes were associated with successful sales of our advanced clinical systems as well as outsourcing and remote hosting related services which is the result of an ongoing industry-wide trend in the adoption of such systems. The increase in professional services was related to heightened activity with customer implementations of our software solutions. These activities are expected to remain at higher levels in 2006 as nearly 100 customers are in the process of upgrading their software applications. Additionally, we have experienced a trend of a higher volume of professional services being purchased by our customers as they implement our applications. The decrease in software and networking services was primarily due to a lower volume of these transactions in 2006.

Hardware revenues increased $3.3 million, or 249.0%, to $4.6 million for the quarter ended March 31, 2006, compared with $1.3 million for the first quarter of 2005. We expect hardware and networking services revenue to continue to fluctuate on a quarterly basis. During the next several years we expect to enhance our marketing effort around remote hosting to expand this portion of our business.

The adoption of SFAS No. 123(R) on January 1, 2006, which resulted in the expensing of stock based compensation during the current quarter, impacted costs and expenses discussed in more detail below as follows (in thousands):

Three Months Ended March 31, 2006

Costs of systems & services revenues	$811
Sales and marketing	553
Research and development	239
General and administrative	1,277
Total stock-based compensation expense	$2,880

Costs of systems and services revenues increased $3.7 million, or 7.1%, to $56.5 million, for the quarter ended March 31, 2006, compared to $52.7 million for the first quarter of 2005. The increase in costs of systems and services revenues was as a result of the increase in higher volumes of outsourcing, remote hosting and the delivery of professional services, the impact of adopting 123(R) as well as an increase in amortization of capitalized software development costs, discussed in further detail below. Gross margins on systems and services revenue were 41.3% for the quarter ended March 31, 2006 compared to 36.6% for the first quarter of 2005. The increase in gross margins was primarily a result of an improvement in revenue mix.

Costs of hardware revenues increased $2.6 million, or 231.6%, to $3.7 million for the quarter ended March 31, 2006, compared to $1.1 million for the first quarter of 2005. The increase in the cost of hardware revenues was attributable to the increase in hardware revenues discussed above. Gross margins on hardware revenue were 20.0% in the first quarter of 2006 compared to 15.8% in first quarter 2005.

Sales and marketing expenses decreased $1.5 million, or 8.2%, to $16.3 million for the quarter ended March 31, 2006, compared to $17.7 million for the first quarter of 2005. The decrease in sales and marketing expenses was primarily related to lower expenditures in the quarter related to trade shows and other marketing events. The current quarter restructuring initiative also had a positive impact on sales and marketing expenditures during the current quarter. We do not expect sales and marketing expense to continue at these lower levels for the rest of 2006.

Research and development expenses increased $4.4 million, or 34.9%, to $17.0 million, for the quarter ended March 31, 2006, compared to $12.6 million for the first quarter of 2005. The increase in research and development expense was primarily related to a decrease in capitalized software development costs of $4.9 million from $6.5 million in the quarter ended March 31, 2005, to $1.6 million for the quarter ended March 31, 2006. Gross research and development costs were $18.3 million in the quarter, compared to $19.0 million in the first quarter of 2005. The decrease in capitalized software was due to a lower level of costs associated with coding and development as a result of the release of SunriseXA 4.5 in January 2006 and the release of SunriseXA 4.0 in March 2005. We also made a concentrated effort in the current quarter to dedicate research and development resource on reducing our backlog of open customer support cases as part of our focus on customer service. Amortization of capitalized software development costs, which is included as a component of cost of systems and services revenues, increased by approximately $1.2 million, to $4.5 million for the three months ended March 31, 2006, compared to $3.3 million for the first quarter of 2005. We expect capitalized software development costs to increase during the remainder of 2006 as we begin to focus more heavily on new development initiatives. For the year, we expect capitalized software development costs to approximate 20% of gross research and development expenditures, with amortization of capitalized software development costs slightly exceeding capitalization. Ultimately, we expect the effect of amortization and capitalization to be approximately neutral over a calendar year, although not necessarily in individual quarters.

General and administrative expenses increased $1.3 million, or 29.5%, to $5.6 million, for the quarter ended March 31, 2006, compared to $4.4 million for the first quarter of 2005. The increase in expenses was primarily related to stock based compensation costs of $1.3 million as a result of the adoption of SFAS 123(R) as described previously.

Depreciation and amortization increased $119,000, or 3.2%, to $3.8 million for the quarter ended March 31, 2006, compared to $3.7 million, for the first quarter of 2005. The increase was primarily the result of higher depreciation related to fixed assets to increase capacity at our Technology Solutions Center.

In the quarter ended March 31, 2006, we recorded a restructuring charge of $7.2 million as a result of a reduction in headcount of approximately 100 individuals and the reorganization of our senior management team. This initiative was undertaken to better align our organization, reduce costs and to re-invest some of the cost savings into client-related activities including client support and professional services. At March 31, 2006, the remaining unpaid liability was $3.9 million which we expect to pay out during 2006.  We expect to incur additional restructuring related charges of approximately $2.0 million which will impact the second quarter of 2006.

Interest income increased $588,000, or 104.8%, to $1.1 million for the quarter ended March 31, 2006, compared to $561,000 for the first quarter of 2005. The increase was due to an improvement in yields related to higher interest rates in the quarter on higher cash balances.

As a result of these factors, we had a net loss of $(8.0) million for the quarter ended March 31, 2006, compared to a net loss of $(7.2) million for the first quarter in 2005.

LIQUIDITY AND CAPITAL RESOURCES

During the quarter ended March 31, 2006, operations used $10.1 million of cash, primarily related to the payment of year-end bonuses and commissions, and costs associated with the restructuring initiative. Investing activities used $51.8 million of cash, consisting of a net $44.5 million of purchases of marketable securities, $5.7 million for the purchase of property and equipment and $1.6 million for the funding of capitalized software development costs. The purchases of property and equipment was related to our continued investment in the infrastructure of our Technology Solutions Center for the expansion of our remote hosting services as well as our Oracle ERP implementation. Financing activities provided $21.0 million of cash from the exercise of stock options. Stock option exercises were higher than usual in the quarter because option holders whose employment was terminated in connection with our restructuring exercised their options.

As of March 31, 2006, our principal source of liquidity is our combined cash and marketable securities balance of $118.2 million. Our future liquidity requirements will depend on a number of factors including, among other things, the timing and level of our new sales volumes, the cost of our development efforts related to SunriseXA, the success and market acceptance of our future product releases, and other related items. As of March 31, 2006, we had approximately $840,000 in commitments for expenditures related to the Oracle ERP implementation. We believe that our current cash and marketable securities balances, combined with our anticipated cash collections from customers will be adequate to meet our liquidity requirements through 2006.

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
Hypothetical Interest Rate	$100,000	$110,000	$120,000
1.5%	1,500	1,650	1,800
2.0%	2,000	2,200	2,400
2.5%	2,500	2,750	3,000
3.0%	3,000	3,300	3,600
3.5%	3,500	3,850	4,200
4.0%	4,000	4,400	4,800

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

We do not currently enter into foreign currency hedge transactions. Through March 31, 2006, foreign currency fluctuations have not had a material impact on our financial position or results of operations.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of March 31, 2006.  Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives of ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  There is no assurance that our disclosure controls and procedures will operate effectively under all circumstances.  Based upon the evaluation described above our chief executive officer and chief financial officer concluded that, as of March 31, 2006, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

The Company is in the process of implementing an Oracle ERP system which is expected to go live during the second quarter of fiscal 2006. As a result of the implementation, it is anticipated that there will be changes to the design of our internal controls over financial reporting.

PART II.

ITEM 1. LEGAL PROCEEDINGS

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

We believe that Sunrise Clinical Manager 4.5 XA (4.5), which we released in January 2006, largely completes the development objectives that we had envisioned before October 2003.  Many clients, investors and market observers have anticipated the 4.5 release as an important milestone in the evolution of our software offering and our market position.  However, 4.5 has not yet been widely implemented in clinical environments, so it is too early to assess its operational performance.  It is an ambitious software release that incorporates a large number of new features and functions and was completed relatively quickly.  As is typical with new software releases in general, 4.5 may require additional work to add functionality and to address issues that may be discovered as the software comes into use in our client base.  If these issues are significant, our reputation, sales, client relationships and results of operations could be significantly impaired.

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

Our software strategy is substantially dependent upon Microsoft’s .NET Framework and other Microsoft technologies. The .NET Framework, in particular, is a relatively new and evolving technology. If Microsoft were to cease actively supporting .NET or other technologies, fail to update and enhance them to keep pace with changing industry standards, encounter technical difficulties in the continuing development of these technologies or make them unavailable to us, we could be required to invest significant resources in re-engineering our software. This could lead to lost or delayed sales, client costs associated with platform changes, unanticipated development expenses and harm to our reputation, and would cause our financial results and business to suffer.

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

A significant part of our revenue comes from relatively high-margin legacy software that was installed by our clients many years ago. We attempt to convert these clients to our newer generation software, but such conversions require significant investments of time and resources by clients. This reduces our advantage as the incumbent vendor and has allowed our competitors to target these clients, with some success.  If we are not successful in retaining a large portion of these clients by continuing to support legacy software - which is increasingly expensive to maintain - or by converting them to our newer software, our results of operations will be negatively affected.

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

During the current quarter, we had a net loss of $8.0 million. We had a profit of $485,000 in 2005 although we had a loss from operations of $2.6 million. We had a net loss of $32.6 million for the year ended December 31, 2004. We also had net losses of $56.0 million in 2003, $29.8 million in 2002 and $34.0 million in 2000. In 2001, we had net income of $4.4 million, although we had a loss from operations of $1.6 million.  It is not certain that we will achieve sustained or increasing profitability.  We may incur net losses in the future.

Our operating results may fluctuate significantly and may cause our stock price to decline.

We have experienced significant variations in revenues and operating results from quarter to quarter. Our operating results may continue to fluctuate due to a number of factors, including:

•	the performance of our software and our ability to promptly and efficiently address software performance shortcomings or warranty issues;
•	the cost, timeliness and outcomes of our software development and implementation efforts;
•	the timing, size and complexity of our software sales and implementations;
•	overall demand for healthcare information technology;
•	the financial condition of our clients and potential clients;
•	market acceptance of new services, software and software enhancements by us and our competitors;
•	client decisions regarding renewal or termination of their contracts;
•	software and price competition;
•	the relative proportions of revenues we derive from software, services and hardware;
•	the timing and size of future acquisitions;
•	personnel changes;
•	significant judgments and estimates made by management in the application of generally accepted accounting principles;
•	healthcare reform measures and healthcare regulation in general; and
•	fluctuations in general economic and financial market conditions, including interest rates.

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

We provide software and content that provides practice guidelines and potential treatment methodologies, and other information and tools for use in clinical decision-making, provides access to patient medical histories and assists in creating patient treatment plans. If our software fails to provide accurate and timely information, or if our content or any other element of our software is associated with faulty clinical decisions or treatment, we could have liability to clients, clinicians or patients. The assertion of such claims, whether or not valid and ensuing litigation, regardless of its outcome, could result in substantial cost to us, divert management’s attention from operations and decrease market acceptance of our software. We attempt to limit by contract our liability for damages and to require that our clients assume responsibility for medical care and approve all system rules and protocols. Despite these precautions, the allocations of responsibility and limitations of liability set forth in our contracts may not be enforceable, may not be binding upon patients, or may not otherwise protect us from liability for damages. We maintain general liability and errors and omissions insurance coverage, but this coverage may not continue to be available on acceptable terms or may not be available in sufficient amounts to cover one or more large claims against us. In addition, the insurer might disclaim coverage as to any future claim. One or more large claims could exceed our available insurance coverage.

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

•
In future acquisitions, we could issue additional shares of our capital stock, incur additional indebtedness or pay consideration in excess of book value, which could have dilutive effect on future net income, if any, per share.

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

The U.S. Food and Drug Administration, or FDA, is likely to become increasingly active in regulating computer software or content intended for use in the healthcare setting. The FDA has increasingly focused on the regulation of computer software and computer-assisted products as medical devices under the Food, Drug, and Cosmetic Act, or the FDC Act. If the FDA chooses to regulate any of our software, or third party software that we resell, as medical devices, it could impose extensive requirements upon us, including the following:

•
requiring us to seek FDA clearance of pre-market notification submission demonstrating substantial equivalence to a device already legally marketed, or to obtain FDA approval of a pre-market approval application establishing the safety and effectiveness of the software;

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

In January 2006, we hired John E. Deady as Executive Vice President Client Solutions. Mr. Deady’s compensation includes 100,000 restricted shares of Eclipsys common stock and non-qualified options to purchase up to 400,000 shares of Eclipsys common stock, which were issued to Mr. Deady during the quarter, ended March 31, 2006. The restricted stock has a purchase price of $.01 per share, is subject to contractual restrictions on transfer until vested, and vests over five years, with the first 26.666% vesting on June 1, 2007, and an additional 10% of the total number of shares vesting on each December 1 and June 1 thereafter, with the final 3.334% vesting on June 1, 2011.  The stock options were issued to Mr. Deady in partial consideration of his employment, have a 10-year term and an exercise price per share equal to the fair market value of Eclipsys common stock on the date of grant, and vest over five years, with the first 20 percent vesting on February 1, 2007, and the remaining 80 percent vesting in 48 equal consecutive monthly installments thereafter.  Vesting of the restricted stock and stock options is contingent upon continued employment and is subject to acceleration under certain circumstances. These issuances were made as inducement grants pursuant to Section 4350(i)(1)(A)(iv) of the NASD Marketplace Rules, and were exempt from registration under the Securities Act of 1933 under Section 4(2) of that Act, because they did not involve any public offering.

ITEM 6. EXHIBITS

See Index to exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 9, 2006                         /S/ Robert J. Colletti
                        Robert J. Colletti
Senior Vice President, Chief Financial Officer and Chief Accounting Officer

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

31.1	Rule 13a-14(a) Certification of R. Andrew Eckert
31.2	Rule 13a-14(a) Certification of Robert J. Colletti
32.1	Rule 13a-14(b) Certification of R. Andrew Eckert (pursuant to 18 U.S.C. Section 1350)
32.2	Rule 13a-14(b) Certification of Robert J. Colletti (pursuant to 18 U.S.C. Section 1350)

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