Form 10-Q
period 2006-06-30
ECLIPSYS CORP
filed 2006-08-09
CIK 1034088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

________________

FORM 10-Q
________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ] No [✓]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Shares outstanding as of July 31, 2006
Common Stock, $.01 par value	52,199,066

Part I.	Financial Information

Item 1.	Financial Statements - Unaudited

	Condensed Consolidated Balance Sheets (unaudited) - As of June 30, 2006
	and December 31, 2005	3

	Condensed Consolidated Statements of Operations (unaudited) - For the Three and
	and Six Months ended June 30, 2006 and 2005	4

	Condensed Consolidated Statements of Cash Flows (unaudited) - For the Six	5
	Months ended June 30, 2006 and 2005

	Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results
	of Operations	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

Item 4.	Controls and Procedures	21

Part II.	Other Information

Item 1.	Legal Proceedings	22

Item 1A.	Risk Factors	22

Item 4.	Submission of Matters to a Vote of Security Holders	30

Item 6.	Exhibits	30

Signatures

ECLIPSYS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands)

	June 30,	December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$28,588	$76,693
Marketable securities	92,375	37,455
Accounts receivable, net of allowance for doubtful accounts of $4,503 and
$5,676, respectively	75,573	80,833
Inventory	1,611	2,289
Prepaid expenses	23,235	17,909
Other current assets	906	2,184
Total current assets	222,288	217,363

Property and equipment, net	42,390	40,500
Capitalized software development costs, net	31,303	35,690
Acquired technology, net	432	584
Intangible assets, net	2,515	2,940
Deferred tax asset	4,812	4,124
Goodwill	6,669	6,624
Other assets	17,985	20,964
Total assets	$328,394	$328,789

Liabilities and Stockholders’ Equity
Current liabilities:
Deferred revenue	$97,562	$107,960
Accounts payable	13,653	26,103
Accrued compensation costs	10,017	15,974
Deferred tax liability	4,812	4,124
Other current liabilities	18,970	10,413
Total current liabilities	145,014	164,574

Deferred revenue	14,057	16,772
Other long-term liabilities	156	1,252
Total liabilities	159,227	182,598

Stockholders’ equity:
Total stockholders’ equity	169,167	146,191
Total liabilities and stockholders’ equity	$328,394	$328,789

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ECLIPSYS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Revenues:
Systems and services	$97,754	$91,557	$193,977	$174,685
Hardware	4,576	4,308	9,137	5,615
Total revenues	102,330	95,865	203,114	180,300

Costs and expenses:
Cost of systems and services	59,097	55,248	115,555	107,513
Cost of hardware	3,851	3,557	7,502	4,658
Sales and marketing	14,473	16,196	30,742	34,372
Research and development	14,296	13,974	31,258	26,550
General and administrative	5,559	6,511	11,199	10,867
Depreciation and amortization	3,894	3,583	7,696	7,266
Restructuring charge	1,349	-	8,547	-
Total costs and expenses	102,519	99,069	212,499	191,226

Loss from operations	(189)	(3,204)	(9,385)	(10,926)
Interest income, net	1,335	719	2,484	1,280
Income (loss) before taxes	1,146	(2,485)	(6,901)	(9,646)
Provision for income taxes	-	-	-	-
Net income (loss)	$1,146	$(2,485)	$(6,901)	$(9,646)

Net income (loss) per common share:
Basic net income (loss) per common share	$0.02	$(0.05)	$(0.14)	$(0.20)
Diluted net income (loss) per common share	$0.02	$(0.05)	$(0.14)	$(0.20)

Weighted average common shares outstanding
Basic	51,598	47,629	51,109	47,444
Diluted	53,100	47,629	51,109	47,444

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ECLIPSYS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Six Months Ended June 30,

	2006	2005
Operating activities:
Net loss	$(6,901)	$(9,646)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	18,371	16,106
Provision for bad debts	818	1,050
Stock compensation expense	7,383	1,150
Changes in operating assets and liabilities:
Decrease / (Increase) in accounts receivable	4,418	(1,135)
Increase in prepaid expenses and other current assets	(3,242)	(2,337)
Decrease / (Increase) in inventory	676	(28)
Increase/(Decrease) in other assets	1,449	(9,920)
Decrease in deferred revenue	(12,881)	(1,755)
(Decrease) / Increase in accrued compensation	(5,979)	3,763
Decrease in accounts payable and other current liabilities	(4,454)	(3,745)
(Decrease) / Increase in other long-term liabilities	(1,095)	1,143
Total adjustments	5,464	4,292
Net cash used in operating activities	(1,437)	(5,354)
Investing activities:
Purchases of property and equipment	(9,167)	(6,316)
Purchase of marketable securities	(512,324)	(159,866)
Proceeds from sale of marketable securities	457,403	122,712
Capitalized software development costs	(4,626)	(9,634)
Cash advances and cash paid for acquisitions	(800)	(20)
Net cash used in investing activities	(69,514)	(53,124)
Financing activities:
Proceeds from stock options exercised	22,449	7,623
Proceeds from issuance of common stock in
employee stock purchase plan	223	-
Net cash provided by financing activities	22,672	7,623
Effect of exchange rates on cash and cash equivalents	174	89
Net decrease in cash and cash equivalents	(48,105)	(50,766)
Cash and cash equivalents — beginning of period	76,693	122,031
Cash and cash equivalents — end of period	$28,588	$71,265

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ECLIPSYS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements of Eclipsys Corporation, or the Company, and the notes thereto have been prepared in accordance with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission, or SEC. The year-end condensed balance sheet data included in these unaudited condensed consolidated financial statements was derived from audited financial statements. These statements do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America but do reflect all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair statement of results for the interim periods presented.

    The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of annual results. The Company manages its business as one reportable segment.

    The unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and the notes thereto that are included in the Company's Annual Report on Form 10-K for the year ended December 31, 2005 that was filed with the SEC on March 7, 2006.

2. STOCK-BASED COMPENSATION

    Prior to January 1, 2006, we accounted for our stock-based employee compensation arrangements under the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25), as allowed by Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-based Compensation (SFAS No. 123), as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure (SFAS No. 148). As a result, no expense was recognized for options to purchase our common stock that were granted with an exercise price equal to fair market value at the date of grant and no expense was recognized in connection with purchases under our employee stock purchase plan for the year ended December 31, 2005, nor in the six months ended June 30, 2005.

    In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”), which amended SFAS No. 123. SFAS No. 123(R) required measurement of the cost of share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first annual period after June 15, 2005. Subsequent to the effective date, the pro forma disclosures previously made under SFAS No. 123 are no longer an alternative to financial statement recognition.

    Effective January 1, 2006, we have adopted SFAS No. 123(R) using the modified prospective method. Under this method, compensation cost recognized during the six months ended June 30, 2006, includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 amortized over the options’ vesting period, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R) amortized on a straight-line basis over the options’ vesting period. The option vesting period ranges from three to five years and all options have a contractual life of ten years. The fair value is estimated at the date of grant using the Black - Scholes option pricing model with weighted average assumptions for the activity under our stock plans. Option pricing model input assumptions such as expected term, expected volatility, and risk free interest rate, impact the fair value estimate. Further, the forfeiture rate impacts the amount of aggregate compensation. These assumptions are subjective and generally require significant analysis and judgment to develop. When estimating fair value, some of the assumptions were based on or determined from external data (for example the risk free interest rate) and other assumptions were derived from our historical experience with share-based payment arrangements (for example, volatility and expected term). The appropriate weight to place on historical experience is a matter of judgment, based on relevant facts and circumstances. Pro forma results for prior periods have not been restated. As a result of the adoption of SFAS No. 123(R), we recorded an additional $2.6 million and $4.8 million in stock option expense which is included in our net income of $1.1 million and net loss of  $6.9 million for the three and six months ended June 30, 2006, respectively.   The adoption of  SFAS No. 123(R)  reduced earnings per diluted common share by $0.05 and $0.09 for the three and six months ended June 30, 2006, respectively.  The adoption of SFAS No. 123(R) had no impact on cash flows from operations or financing activities.

ECLIPSYS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

    The following table illustrates the effect on net loss and net loss per share had we applied the fair value recognition provisions of SFAS No. 123 to account for our employee stock option plan for the three and six months ended June 30, 2005 because stock-based employee compensation was not accounted for using the fair value recognition method during that period. For purposes of pro forma disclosures, the estimated fair value of the stock awards, as prescribed by SFAS No. 123, is amortized to expense over the vesting period of such awards (in thousands, except per share data):
	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005

Net loss:
As reported	$(2,485)	$(9,646)
Add: Stock-based employee compensation expense included
in reported net loss, net of related tax effects	734	1,150
Deduct: Total stock-based compensation expense determined
under fair value based method for all awards, net of related tax effects	(3,395)	(5,811)
Pro forma net loss	$(5,146)	$(14,307)
Basic net loss per common share:
As reported	$(0.05)	$(0.20)
Pro forma	$(0.11)	$(0.30)
Diluted net loss per common share:
As reported	$(0.05)	$(0.20)
Pro forma	$(0.11)	$(0.30)

    The historical pro forma impact of applying the fair value method prescribed by SFAS No. 123 is not representative of the impact that may be expected in the future due to changes resulting from additional grants in future years and changes in assumptions such as volatility, interest rates and expected life used to estimate fair value of the grants in future years.

    There was no stock-based employee compensation cost capitalized or tax benefit recognized during the three and six months ended June 30, 2006. The following table shows total stock-based employee compensation expense included in the condensed consolidated statement of operations (in thousands):

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006

Costs and expenses:
Cost of systems & services	$1,438	$2,363
Sales and marketing	708	1,565
Research and development	565	922
General and administrative	631	1,371
Restructuring charge	267	1,162

Total stock-based compensation expense	$3,609	$7,383

ECLIPSYS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

    Compensation expense for restricted common stock issued at discounted prices is recognized over the vesting period for the difference between the purchase price and the fair market value on the measurement date. Compensation expense recorded for stock-based awards of restricted stock was $639,000 and $1.3 million for the three and six months ended June 30, 2006. In the three and six months ended June 30, 2005, recorded stock-based compensation for restricted stock was $730,000 and $1.1 million.

    Effective May 10, 2006, we implemented a deferred stock unit plan to provide for equity compensation for our non-employee directors in the form of deferred stock units ("DSUs") granted under the Company’s 2005 Stock Incentive Plan ("2005").  As of the date of each annual meeting of the Company's stockholders, each continuing non-employee director receives a number of DSUs determined by dividing $75,000 by the fair market value of a share of the Company’s common stock on the grant date. These DSUs vest quarterly over the course of the ensuing year. After cessation of board service, the Company will pay the DSUs by issuing to the former director a number of shares of the Company’s common stock equal to the number of accumulated deferred stock units. In addition, a non-employee director may elect to receive DSUs in lieu of all or a portion of his or her cash fees. All DSUs issued for deferred cash compensation shall be fully vested from date of issuance.

    We granted 23,460 deferred stock units during the second quarter of 2006 at a market value of $19.18. The value of these deferred stock units is amortized to compensation expense ratably over the vesting period and totaled $116,000 for the six months ended June 30, 2006. The provisions of SFAS No. 123R do not change the accounting for deferred stock units.

3. EMPLOYEE BENEFIT PLANS

2005 Stock Incentive Plan

    At our Annual Meeting of Stockholders held June 29, 2005, our shareholders approved the 2005 Plan.  Under the 2005 Plan, no further awards will be granted under our prior Stock Incentive Plans which include our 1996, 1998, 1999 and 2000 plans.  Awards may be made under the 2005 Plan for a number of shares (subject to adjustment in the event of stock splits and other similar events) equal to the sum of (1) 2,000,000 shares of our Voting Common Stock, (2) any shares reserved for issuance under the Amended and Restated 2000 Stock Incentive Plan that remain available for issuance as of the date the 2005 Plan is approved by our stockholders and (3) any shares subject to outstanding awards under our 1996 Stock Plan, the Amended and Restated 1998 Stock Incentive Plan, the Amended and Restated 1999 Stock Incentive Plan and the Amended and Restated 2000 Stock Incentive Plan that expire or are terminated, surrendered or canceled without having been fully exercised, are repurchased or forfeited in whole or part or result in any shares subject to such award not being issued.  As of June 30, 2006, there were 2,148,938 shares available for future issuance under the 2005 Plan.

    We issued 400,000 stock options and 100,000 shares of restricted stock in the six months ended June 30, 2006 as an inducement grant made without shareholder approval and outside the 2005 Stock Incentive Plan pursuant to Section 4350(i)(1)(A)(iv) of the NASD Marketplace Rules. The grant date fair value of the restricted stock was $21.15.

    A summary of stock option transactions is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2006	7,605,609	$12.80
Options granted	1,072,000	$21.37
Options exercised	(2,200,670)	$10.19		$26,997
Options canceled	(449,639)	$14.96

Outstanding at June 30, 2006	6,027,300	$15.11	6.62	$25,321
Vested and expected to vest at June 30, 2006	5,620,987	$14.91	0.75	$24,627
Exercisable at June 30, 2006	3,199,243	$13.34	4.70	$18,725

ECLIPSYS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

    Non-vested stock award activity including inducement grants made under NASD Marketplace Rules for the six months ended June 30, 2006 is summarized as follows:

	Non-vested Number of Shares	Weighted Average Grant-Date Fair Value

Non-vested balance at January 1, 2006	623,994	$16.89
Granted	100,000	$21.14
Vested	(152,585)	$16.76
Forfeited	(52,500)	$18.91
Non-vested balance at June 30, 2006	518,909	$17.33

    As of June 30, 2006, $26.6 million of total unrecognized compensation costs related to stock options is expected to be recognized over a weighted average period of 2.6 years. As of June 30, 2006, $8.1 million of total unrecognized compensation costs related to nonvested awards is expected to be recognized over a weighted average period of 3.72 years.  The total fair value of shares vested during the six months ended June 30, 2006 was $3.8 million.

    The weighted average estimated fair value of our employee stock options granted at grant date market prices was $16.70 per share during six months ended June 30, 2006. There were 15,853 shares granted under our stock purchase plan as a result of employee participation during the six months ended June 30, 2006.

    The weighted average fair value of outstanding stock options has been estimated at the date of grant using a Black-Scholes option pricing model. The following are significant weighted average assumptions used for estimating the fair value of the activity under our stock option plans:

	Six Months Ended June 30,
	2006	2005
Expected term (in years)	6.46	6.01
Risk free interest rate	5.08%	4.02%
Expected volatility	77.54%	80.26%
Dividend yield	0%	0%

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
	(in thousands)
	June 30,	December 31,
	2006	2005
Security Type

Auction Rate Securities:

Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	$13,272	$14,117
Debt securities issued by states of the United States and political subdivisions of the states	71,948	17,084
	85,220	31,201
Other Securities:

Government Bonds/Agencies	7,117	6,206
Other debt securities	38	48
Total	$92,375	$37,455

    As of June 30, 2006, all marketable securities except for auction rate securities have a maturity of less than 2 years. Auction rate securities of $71.9 million held at June 30, 2006 have an underlying maturity of greater than ten years, but typically have an interest rate reset feature every 30 days pursuant to which we can sell or reset the interest rate on the security. At June 30, 2006, we believe that these investments are part of our working capital and are appropriately classified as current assets.

    In an effort to maximize the yield of our excess cash, we transferred cash from money market investments to marketable securities, which include auction rates securities and government bonds. These funds remain highly liquid.

5. ACCOUNTS RECEIVABLE

    Accounts receivable was comprised of the following (in thousands):

	June 30,	December 31,
	2006	2005
Accounts Receivable:
Billed accounts receivable, net	$62,730	$69,772
Unbilled accounts receivable, net	12,843	11,061
Total accounts receivable, net	$75,573	$80,833

ECLIPSYS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

 6. WARRANTY RESERVE

    The agreements that we use to license software to our customers generally include limited warranties including a warranty that the product, in its unaltered form, will perform substantially in accordance with the related documentation. Warranty costs are charged to costs of systems of services revenues when they are probable and reasonably estimable. A summary of the activity in our warranty reserve was as follows (in thousands):
Balance at January 1, 2005	$2,057
Warranty utilized	(986)
Balance at December 31, 2005	1,071

Provision reduction	(290)
Warranty utilized	(154)
Balance at June 30, 2006	$627

    During the six months ended June 30, 2006, the warranty reserve was reduced by $290,000 as a result of a decrease in the estimation of expected warranty costs.

7. GOODWILL AND OTHER INTANGIBLE ASSETS

    Acquired technology and other intangible assets are amortized over their estimated useful lives on a straight-line basis. The carrying values of acquired technology and other intangible assets are reviewed if the facts and circumstances suggest that they may be impaired, and goodwill is reviewed annually in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”. Testing is performed on a more frequent basis if impairment triggering events arise. The impairment test is based upon a number of factors, including operating results, business plans and projected future cash flows. No impairment has been identified or recorded during the six months ended June 30, 2006 and fiscal year ended December 31, 2005.

    The gross and net amounts for acquired technology, goodwill, and other intangible assets consist of the following (in thousands):
	June 30, 2006			December 31, 2005
	Gross Carrying	Accumulated Amortization	Net Book Value	Gross Carrying	Accumulated Amortization	Net Book Value

Intangibles subject to amortization:
Acquired technology	$914	$482	$432	$914	$330	$584
Ongoing customer relationships	4,335	1,820	2,515	4,335	1,395	2,940
Total	$5,249	$2,302	$2,947	$5,249	$1,725	$3,524
Intangibles not subject to amortization:
Goodwill	$6,669		$6,669	$6,624		$6,624

Estimated aggregate amortization expense (in thousands):
	For the remainder of
	2006	2007	2008	2009	2010	Total

Acquired technology	$153	$279	$-	$-	$-	$432
Ongoing customer relationships	426	851	851	340	47	2,515
Total amortization expense	$579	$1,130	$851	$340	$47	$2,947

ECLIPSYS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8. OTHER COMPREHENSIVE INCOME (LOSS)

    The components of other comprehensive income (loss) were as follows (in thousands):
	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Net income (loss)	$1,146	$(2,485)	$(6,901)	$(9,646)
Foreign currency translation adjustment	193	8	528	89
Total comprehensive income (loss)	$1,339	$(2,477)	$(6,373)	$(9,557)

9. BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE

    For all periods presented, basic and diluted income (loss) per common share is presented in accordance with SFAS 128, “Earnings per Share,” which provides for the accounting principles used in the calculation of income (loss) per share. Basic income (loss) per common share excludes dilution and is calculated by dividing net income (loss) available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted income (loss) per common share reflects the potential dilution from assumed conversion of all dilutive securities such as stock options and unvested restricted stock using the treasury stock method. When the effect of the outstanding stock options are anti-dilutive, they are not included in the calculation of diluted income (loss) per common share.

    The computation of basic and diluted income (loss) per common share was as follows (in thousands, except per share data):

	Three Months Ended June 30,
	2006			2005

	Net Income	Shares	Per Share Amount	Net Loss	Shares	Per Share Amount

Basic EPS	$1,146	51,598	$0.02	$(2,485)	47,629	$(0.05)

Effect of dilutive securities:
Stock options and other dilutive securities	-	1,453		-	-
Shares issuable pursuant to earn-out agreement	-	49		-	-
Diluted EPS	$1,146	53,100	$0.02	$(2,485)	47,629	$(0.05)

	Six Months Ended June 30,
	2006			2005

	Net Income	Shares	Per Share Amount	Net Loss	Shares	Per Share Amount

Basic EPS	$(6,901)	51,109	$(0.14)	$(9,646)	47,444	$(0.20)

Effect of dilutive securities:
Stock options and other dilutive securities	-	-		-	-
Shares issuable pursuant to earn-out agreement	-	-		-	-
Diluted EPS	$(6,901)	51,109	$(0.14)	$(9,646)	47,444	$(0.20)

ECLIPSYS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

10. RESTRUCTURING

    In January 2006, we effected a restructuring of our operations which included a reduction in headcount of approximately 100 individuals, and the reorganization of our company. This was undertaken to better align our organization, reduce costs, and re-invest some of the cost savings into client-related activities including client support and professional services. We completed the restructuring during the second quarter of 2006. This resulted in restructuring charges of approximately $1.3 million and $8.5 million in the three and six months ended June 30, 2006, respectively, which have been recorded in our statements of operations as “restructuring charge.” At June 30, 2006, the remaining unpaid severance liability was $3.8 million which we expect to pay out during 2006 and 2007.  A summary of the restructuring activity was as follows (in thousands):

Balance at January 1, 2006	$-
Restructuring charge	7,198
Non-cash charges related to stock option modifications	(894)
Payments	(2,413)
Balance at March 31, 2006	3,891

Restructuring charge	1,349
Non-cash charges related to stock option modifications	(267)
Payments	(1,165)
Balance at June 30, 2006	$3,808

11. CONTINGENCIES

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

12. SUBSEQUENT EVENT

    On June 11, 2006, we entered into an agreement to acquire the assets of Sysware Health Care Systems, Inc. (“Sysware”) and the stock of Sysware’s sister company Mosum Technology (India) Private Limited ("Mosum"). Mosum acts as Sysware’s software development organization in India. In July 2006, we closed the acquisition of the assets of Sysware. The closing of the acquisition of the stock of Mosum is pending certain Indian regulatory approvals which we expect to receive during the third quarter of 2006. As we await those approvals, we are operating Mosum under a management agreement. The acquisition will enable us to market Sysware’s laboratory information solution as a core module of Eclipsys’ Sunrise Clinical Manager™ suite of enterprise-wide advanced clinical solutions, and also provide us with the foundation for a development and support organization in India.

    The aggregate purchase consideration includes closing payments for a total of $3.7 million in cash, as well as earnout consideration of up to approximately $3.9 million payable in a combination of cash and shares over a two-year period, based on the attainment of conditions defined in the acquisition agreement.

13. RECENT ACCOUNTING PRONOUNCEMENTS

    In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48) which clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with Statement of Financial Accounting Standard (SFAS) No. 109, "Accounting for Income Taxes."  This Interpretation prescribes a recognition threshold and measurement attribute of tax positions taken or expected to be taken on a tax return.  This Interpretation is effective for the Company beginning January 1, 2007.  We are currently evaluating the impact FIN 48 will have on our financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

    This report contains forward-looking statements that are based on our current expectations, assumptions, estimates and projections about our company and our industry. When used in this report, the words “may”, “will”, “should”, “predict”, “continue”, “plans”, “expects”, “anticipates”, “estimates”, “intends”, “believe”, “could”, and similar expressions are intended to identify forward-looking statements. These statements may include, but are not limited to, statements concerning our anticipated performance, including revenue, margin, cash flow, balance sheet and profit expectations; development and implementation of our software; duration, size, scope and revenue expectations associated with client contracts; benefits provided by Eclipsys software, outsourcing and consulting services; business mix; sales and growth in our client base; market opportunities; industry conditions; and our accounting, including its effects and potential changes in accounting.

    Actual results might differ materially from the results projected due to a number of risks and uncertainties. Software development may take longer and cost more than expected, and incorporation of anticipated features and functionality may be delayed, due to various factors including programming and integration challenges and resource constraints. We may change our product strategy in response to client requirements, market factors, resource availability, and other factors. Implementation of some of our software is complex and time consuming. Clients’ circumstances vary and may include unforeseen issues that make it more difficult or costly than anticipated to implement or derive benefit from software, outsourcing or consulting services. The success and timeliness of our services often depend, at least, in part upon client involvement, which can be difficult to control. We are required to meet standard performance specifications, and contracts can be terminated or their scope reduced under certain circumstances. Competition is vigorous, and competitors may develop more compelling offerings or offer more aggressive pricing. New business is not assured and existing clients may migrate to competing offerings. Financial performance targets might not be achieved due to various risks, including slower-than-expected business development or new account implementation, or higher-than-expected costs to develop products, meet service commitments or sign new contracts. Our cash consumption may exceed expected levels if profitability does not meet expectations or strategic opportunities require cash investments. These and other risks and uncertainties that could cause our actual results to differ materially from our forward-looking statements are described in this report under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results in Operations” and in our other filings made from time to time with the Securities and Exchange Commission. The cautionary statements made in this report should be read as being applicable to all related forward-looking statements wherever they appear. These statements are only predictions. We cannot guarantee future results, levels of activity, performance or achievements. All forward-looking statements attributable to us or any persons acting on our behalf are expressly qualified in their entirety by the risk factors referenced above. We assume no obligation to publicly update or revise these forward-looking statements for any reason, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future. We nonetheless reserve the right to make such updates from time to time without the need for specific reference to this report. No such update shall be deemed to indicate that other statements not addressed by such updates remain correct or create an obligation to provide any other updates.

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

Software Development

    In the first quarter of 2005, we released Sunrise Clinical Manager Release 4.0 XA™, which contained new features and enhancements in several key areas including incremental functionality related to ambulatory, emergency department, critical care, medication management and nursing.  In September 2005, we released Remote Access Services (RAS) 4.0 XATM and Pocket SunriseTM 4.0 XA, which enhanced users’ ability to access our applications from remote locations.  In the fourth quarter of 2005, we announced the release of Sunrise Radiology Information System ™(RIS), which automates radiology workflow.

    In January 2006, we released Sunrise Clinical Manager Release 4.5 XA™ (SCM 4.5 XA).  This release contained approximately 1,500 incremental functions which continued to enhance the capabilities of our offering in all major clinical areas including ambulatory, emergency department, critical care and nursing.  Additionally, this release included integrated end-to-end medication management capabilities and builds upon recent enhancements to our Sunrise Patient Financial Manager and Sunrise Decision Support Manager solutions.

Competitive Environment and Other Challenges for 2006

    Our releases of  SCM 4.0 XA in March 2005 and SCM 4.5 XA in January 2006 included significant new functionality, and we are implementing this new software with a significant number of clients.  In the event our new software does not continue to achieve market acceptance or we experience any significant delays in implementing these new releases, our results of operations could be negatively affected, including a delay or loss in closing future new sales transactions. Our software sales in the first half of 2006 did not meet our internal targets, and we must accelerate software sales in the second half of 2006 in order to achieve our projections for 2006 revenue and earnings and to provide a solid foundation for growth in 2007.

THREE MONTHS ENDED JUNE 30, 2006 COMPARED TO THREE MONTHS ENDED JUNE 30, 2005
(In thousands, except per share amounts)

		% of Total		% of Total
	2006	Revenues	2005	Revenues	Change $	Change %

Revenues
Systems and services	$97,754	95.5%	$91,557	95.5%	$6,197	6.8%
Hardware	4,576	4.5%	4,308	4.5%	268	6.2%
Total revenues	102,330	100.0%	95,865	100.0%	6,465	6.7%

Costs and expenses
Cost of systems and services	59,097	57.8%	55,248	57.6%	3,849	7.0%
Cost of hardware	3,851	3.8%	3,557	3.7%	294	8.3%
Sales and marketing	14,473	14.1%	16,196	16.9%	(1,723)	-10.6%
Research and development	14,296	14.0%	13,974	14.6%	322	2.3%
General and administrative	5,559	5.4%	6,511	6.8%	(952)	-14.6%
Depreciation and amortization	3,894	3.8%	3,583	3.7%	311	8.7%
Restructuring charge	1,349	1.3%	-	0.0%	1,349	n/a
Total costs and expenses	102,519	100.2%	99,069	103.3%	3,450	3.5%
Loss from operations	(189)	-0.2%	(3,204)	-3.3%	3,015	94.1%
Interest income, net	1,335	1.3%	719	0.8%	616	85.7%
Income (loss) before taxes	1,146	1.1%	(2,485)	-2.6%	3,631	146.1%
Provision for income taxes	-	0.0%	-	0.0%	-	0.0%

Net income (loss)	$1,146	1.1%	$(2,485)	-2.6%	$3,631	146.1%
Basic net income (loss) per share	$0.02		$(0.05)		$0.07
Diluted net income (loss) per share	$0.02		$(0.05)		$0.07

RESULTS OF OPERATIONS

    Total revenues increased $6.5 million, or 6.7%, to $102.3 million for the quarter ended June 30, 2006, compared with $95.9 million for the second quarter of 2005.

    Systems and services revenues increased $6.2 million, or 6.8%, to $97.8 million for the quarter ended June 30, 2006, compared with $91.6 million for the second quarter of 2005. The increase in systems and services revenues was primarily a result of an increase in revenues associated with revenues recognized on a subscription basis including software, maintenance, outsourcing and remote hosting which increased $ 5.1 million from $63.0 million to $68.1 million or 8.1% over the prior year. Professional services revenues, which include implementation and consulting related services, were $23.5 million, an increase of $2.3 million or 10.8% over the prior year. Revenues related to third party software and networking services were $4.8 million, a decrease of $920,000 or 15.8% over the prior year.

    The increase in revenues from software, maintenance, outsourcing and remote hosting was primarily related to higher sales bookings in the second half of 2005 and the achievement of software implementation milestones for various clients. The increase in professional services was related to heightened activity with customer implementations of our software solutions. These implementation activities are expected to remain at higher levels in 2006 as nearly 100 customers are in the process of upgrading their software applications. Additionally, we have experienced a trend of a higher volume of professional services being purchased by our customers as they implement our applications. The decrease in software and networking services was primarily due to a lower volume of these transactions in 2006.

    Hardware revenues increased $268,000, or 6.2%, to $4.6 million for the quarter ended June 30, 2006, compared with $4.3 million for the second quarter of 2005. We expect hardware and networking services revenue to continue to fluctuate on a quarterly basis. During the next few quarters, we expect to enhance our marketing effort around remote hosting to expand this portion of our business to increase our service offerings to our customers. In the event we are successful, hardware volumes may be negatively impacted.

    The adoption of SFAS No. 123(R) on January 1, 2006, which resulted in the expensing of stock based compensation, impacted costs and expenses as indicated in the table below (in thousands):

Three Months Ended June 30, 2006

Cost of systems & services	$1,438
Sales and marketing	708
Research and development	565
General and administrative	631
Total stock-based compensation expense	$3,342

    Cost of systems and services increased $3.8 million, or 7.0%, to $59.1 million, for the quarter ended June 30, 2006, compared to $55.3 million for the second quarter of 2005. The increase in cost of systems and services was a result of higher volumes of outsourcing, remote hosting and the hiring of professional service employees to increase our capacity and improve our support services. They are expected to be deployed on customer implementations in the second half of the year. The impact of adopting SFAS No. 123(R), as well as, an increase in amortization of capitalized software development costs, also resulted in an increase in the cost of systems and services.

    Cost of hardware increased $294,000, or 8.3%, to $3.9 million for the quarter ended June 30, 2006, compared to $3.6 million for the second quarter of 2005. The increase in the cost of hardware was attributable to the increase in hardware revenues discussed above.

    Sales and marketing expenses decreased $1.7 million, or 10.6%, to $14.5 million for the quarter ended June 30, 2006, compared to $16.2 million for the second quarter of 2005. The decrease in sales and marketing expenses was primarily related to lower expenditures in the quarter related to trade shows and other marketing events. The 2006 restructuring also reduced expenditures during the current quarter as a result of lower headcount.

    Research and development expenses increased $322,000, or 2.3%, to $14.3 million, for the quarter ended June 30, 2006, compared to $14.0 million for the second quarter of 2005. The increase in research and development expense was primarily related to a decrease in capitalized software development costs of $200,000 from $3.2 million in the quarter ended June 30, 2005, to $3.0 million for the quarter ended June 30, 2006. Gross research and development costs were $17.3 million in the quarter, compared to $17.2 million in the second quarter of 2005. The decrease in capitalized software development expense was due to a lower level of capitalization associated with coding and development following the release of SunriseXA 4.5 in January 2006, and preceding coding and development on the next Sunrise XA release. Amortization of capitalized software development costs, which is included as a component of cost of systems and services, increased by approximately $600,000, to $4.5 million for the three months ended June 30, 2006, compared to $3.9 million for the second quarter of 2005. We expect capitalized software development costs to continue increasing during the remainder of 2006 as a result of increased focus on new development initiatives.

    General and administrative expenses decreased $1.0 million, or 14.6%, to $5.6 million, for the quarter ended June 30, 2006, compared to $6.5 million for the second quarter of 2005. The decrease is attributable to transition costs associated with our prior CEO reflected in the second quarter of 2005, offset by an increase in expense in the current year related to stock based compensation cost of $631,000 as a result of the adoption of SFAS No. 123(R) as described previously.

    Depreciation and amortization increased $311,000, or 8.7%, to $3.9 million for the quarter ended June 30, 2006, compared to $3.6 million, for the second quarter of 2005. The increase was primarily the result of higher depreciation associated with the May 2006 activation of our Enterprise Resource Planning (“ERP”) solution.

    During the second quarter of 2006, we completed our sales and marketing function restructuring, and we recorded additional restructuring charges of $1.3 million. This was undertaken to better align our organization, reduce costs and to re-invest some of the cost savings into client-related activities including client support and professional services. At June 30, 2006, the remaining unpaid liability was $3.8 million which we expect to pay out during 2006 and 2007.

    Interest income increased $616,000, or 85.7%, to $1.3 million for the quarter ended June 30, 2006, compared to $719,000 for the second quarter of 2005. The increase was due to an improvement in yields on higher cash balances.

    As a result of these factors, we had a net income of $1.1 million for the quarter ended June 30, 2006, compared to a net loss of $2.5 million for the second quarter in 2005.

SIX MONTHS ENDED JUNE 30, 2006 COMPARED TO SIX MONTHS ENDED JUNE 30, 2005
(In thousands, except in per share amounts)

		% of Total		% of Total
	2006	Revenues	2005	Revenues	Change $	Change %

Revenues
Systems and services	$193,977	95.5%	$174,685	96.9%	$19,292	11.0%
Hardware	9,137	4.5%	5,615	3.1%	3,522	62.7%
Total revenues	203,114	100.0%	180,300	100.0%	22,814	12.7%

Costs and expenses
Cost of systems and services	115,555	56.9%	107,513	59.6%	8,042	7.5%
Cost of hardware	7,502	3.7%	4,658	2.6%	2,844	61.1%
Sales and marketing	30,742	15.1%	34,372	19.1%	(3,630)	-10.6%
Research and development	31,258	15.4%	26,550	14.7%	4,708	17.7%
General and administrative	11,199	5.5%	10,867	6.0%	332	3.1%
Depreciation and amortization	7,696	3.8%	7,266	4.0%	430	5.9%
Restructuring charge	8,547	4.2%	-	0.0%	8,547	n/a
Total costs and expenses	212,499	104.6%	191,226	106.1%	21,273	11.1%
Loss from operations	(9,385)	-4.6%	(10,926)	-6.1%	1,541	14.1%
Interest income, net	2,484	1.2%	1,280	0.7%	1,204	94.1%
Loss before taxes	(6,901)	-3.4%	(9,646)	-5.3%	2,745	28.5%
Provision for income taxes	-	0.0%	-	0.0%	-	0.0%

Net loss	$(6,901)	-3.4%	$(9,646)	-5.3%	$2,745	28.5%
Basic net loss per share	$(0.14)		$(0.20)		$0.06
Diluted net loss per share	$(0.14)		$(0.20)		$0.06

RESULTS OF OPERATIONS

    Total revenues increased $22.8 million, or 12.7%, to $203.1 million for the six months ended June 30, 2006, compared with $180.3 million for the same period in 2005.

    Systems and services revenues increased $19.3 million, or 11%, to $194.0 million for the six months ended June 30, 2006, compared with $174.7 million for the same period in 2005. The increase in systems and services revenues was primarily a result of an increase in revenues associated with revenues recognized on a subscription basis including software, maintenance, outsourcing and remote hosting which increased $ 12.6 million from $122.6 million to $135.2 million, or 10.3% over the prior year. Additionally, professional services revenues, which include implementation and consulting related services were,  $47.1 million, an increase of $9.7 million or 26.0% over the prior year. Revenues related to software and networking services were $8.0 million, a decrease of $2.9 million, or 26.7% over the prior year.

    The increase in revenues from software, maintenance, outsourcing and remote hosting was primarily related to higher sales bookings in the second half of 2005. The higher sales bookings were associated with successful sales of our advanced clinical systems as well as outsourcing and remote hosting related services which is the result of an ongoing industry-wide trend in the adoption of such systems. The increase in professional services was related to higher volume of customer implementations of our software solutions. These activities are expected to remain at higher levels in 2006 as nearly 100 customers are in the process of upgrading their software applications. Additionally, we have experienced a trend of a higher volume of professional services being purchased by our customers as they implement our applications as a result of the expansion of our product offering with the release of SunriseXA 4.5. The decrease in software and networking services was primarily due to a lower volume of these transactions in 2006.

    Hardware revenues increased $3.5 million, or 62.7%, to $9.1 million for the six months ended June 30, 2006, compared with $5.6 million for the same period in 2005. We expect hardware and networking services revenue to continue to fluctuate on a quarterly basis. During the next few quarters,  we expect to enhance our marketing effort around remote hosting to expand this portion of our business to increase our service offerings to our customers. In the event we are successful, hardware volumes may be negatively impacted.

    The adoption of SFAS No. 123(R) on January 1, 2006, which resulted in the expensing of stock based compensation, impacted costs and expenses as indicated in the table below (in thousands):
Six Months Ended June 30, 2006

Cost of systems & services	$2,363
Sales and marketing	1,565
Research and development	922
General and administrative	1,371
Total stock-based compensation expense	$6,221

    Cost of systems and services increased $8.0 million, or 7.5%, to $115.6 million, for the six months ended June 30, 2006, compared to $107.5 million for the same period in 2005. The increase in cost of systems and services was a result of the increase in higher volumes of outsourcing, remote hosting and the delivery of professional services, the impact of adopting SFAS No. 123(R), as well as the hiring of approximately 70 professional service employees to increase our capacity and improve our support services. They are expected to be deployed on customer implementations in the second half of the year.

    Cost of hardware increased $2.8 million, or 61.1% to $7.5 million for the six months ended June 30, 2006, compared to $4.7 million for the same period in 2005.

    Sales and marketing expenses decreased $3.6 million, or 10.6%, to $30.7 million for the six months ended June 30, 2006, compared to $34.4 million for the same period in 2005. The decrease in sales and marketing expenses was primarily related to lower expenditures in the period related to trade shows and other marketing events. The 2006 restructuring also reduced expenditures during the current period as a result of lower headcount.

    Research and development expenses increased $4.7 million, or 17.7%, to $31.3 million, for the six months ended June 30, 2006, compared to $26.6 million for the same period in 2005. The increase in research and development expense was primarily related to a decrease in capitalized software development costs of $5.0 million from $9.6 million in the six months ended June 30, 2005, to $4.6 million for the six months ended June 30, 2006. Gross research and development costs were $35.9 million for the six months ended June 30, 2006, compared to $36.2 million in the same period in 2005. The decrease in capitalized software was due to a lower level of capitalization associated with coding and development as a result of the release of SunriseXA 4.5 in January 2006. Additionally,  in the first quarter of 2006, we made a concentrated effort to dedicate research and development resources on reducing our backlog of open customer support cases as part of our focus on customer service resulting in lower capitalization activity in the first quarter. Amortization of capitalized software development costs, which is included as a component of cost of systems and services,  increased by approximately $1.9 million, to $9.0 million for the six months ended June 30, 2006, compared to $7.1 million for the same period in 2005. We expect capitalized software development costs to continue increasing during the remainder of 2006 as we begin to focus more heavily on new development initiatives.

    General and administrative expenses increased $332,000, or 3.1%, to $11.2 million, for the six months ended June 30, 2006, compared to $10.9 million for the same period in 2005. The increase in expenses was related to stock based compensation costs of $1.4 million as a result of the adoption of SFAS No. 123(R) as described previously, as well as costs associated with the ERP implementation. The company recorded a one time cost of $2.2 million during the six months ended June 30, 2005, associated with the transition of our prior CEO.

    Depreciation and amortization increased $430,000, or 5.9%, to $7.7 million for the six months ended June 30, 2006, compared to $7.3 million, for the same period in 2005. The increase was primarily the result of higher depreciation associated with the May 2006 activation of our ERP solution.

    In the six months ended June 30, 2006, we completed a restructuring of the company's operations which resulted in a reduction of headcount. We recorded a charge of $8.5 million in connection with the restructuring. The restructuring was implemented to re-invest some of the cost savings into client-related activities,  including client support and professional services. At June 30, 2006, the remaining unpaid liability was $3.8 million which we expect to pay out during 2006 and 2007.

    Interest income increased $1.2 million, or 94.1%, to $2.5 million for the six months ended June 30, 2006, compared to $1.3 million for the same period in 2005. The increase was due to an improvement in yields on higher cash balances.

    As a result of these factors, we had a net loss of $6.9 million for the six months ended June 30, 2006, compared to a net loss of $9.6 million for the same period in 2005.

LIQUIDITY AND CAPITAL RESOURCES

    During the six months ended June 30, 2006, cash used in operating activities was $1.4 million, primarily related to a decrease in deferred revenue, accrued compensation and accounts payable balances, as well as costs associated with the restructuring initiative. Investing activities used $69.5 million of cash, consisting of a net $54.9 million for the purchase of marketable securities, $9.2 million for the purchase of property and equipment, and $4.6 million for the funding of capitalized software development costs. The purchase of property and equipment was related to our continued investment in the infrastructure of our Technology Solutions Center to expand our remote hosting services as well as our ERP implementation. Financing activities provided $22.4 million of cash from the exercise of stock options. Stock option exercises were higher than usual during the six months ended June 30, 2006 as a result of exercises of options from option holders whose employment was terminated in connection with our restructuring.

    At June 30, 2006, our principal source of liquidity was our combined cash and cash equivalents and marketable securities balance of $121.0 million. Our future liquidity requirements will depend on a number of factors including, among other things, the timing and level of our new sales volumes, the cost of our development efforts, the success and market acceptance of our future product releases, and other related items. We believe that our current cash and cash equivalents and marketable securities balances, combined with our anticipated cash collections from customers will be adequate to meet our liquidity requirements through 2006.

    On June 11, 2006, we entered into an agreement to acquire the assets of Sysware Health Care Systems, Inc. (“Sysware”) and the stock of Sysware’s sister company Mosum Technology (India) Private Limited ("Mosum"). Mosum acts as Sysware’s software development organization in India. In July 2006, we closed the acquisition of the assets of Sysware. The closing of the acquisition of the stock of Mosum is pending certain Indian regulatory approvals which we expect to receive during the third quarter of 2006. As we await those approvals, we are operating Mosum under a management agreement. The acquisition will enable us to market Sysware’s laboratory information solution as a core module of Eclipsys’ Sunrise Clinical Manager™ suite of enterprise-wide advanced clinical solutions, and also provide us with the foundation for a development and support organization in India.

    The aggregate purchase consideration includes closing payments for a total of $3.7 million in cash, as well as earnout consideration of up to approximately $3.9 million payable in a combination of cash and shares over a two-year period, based on the attainment of conditions defined in the acquisition agreement.

    The remaining $3.8 million unpaid liability related to the restructuring will be paid out in 2006 and 2007.

    These amounts are expected to be funded from current cash and cash equivalent balances.

OFF-BALANCE SHEET ARRANGEMENTS

    We do not have any significant off-balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES

    We believe there are several accounting policies that are critical to understanding our historical and future performance as these policies affect the reported amount of revenue and other significant areas involving management’s judgments and estimates. On an ongoing basis, management evaluates and adjusts its estimates and judgments, if necessary. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingencies. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be materially different from those estimates. There were no changes to our Critical Accounting Policies as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005 filed with the SEC on March 7, 2006, except as noted below.

Stock - Based Compensation

    Prior to January 1, 2006, we accounted for our stock-based employee compensation arrangements under the intrinsic value method prescribed by APB No. 25, as allowed by SFAS No. 123, as amended by SFAS No. 148. As a result, no expense was recognized for options to purchase our common stock that were granted with an exercise price equal to fair market value at the date of grant and no expense was recognized in connection with purchases under our employee stock purchase plan for the year ended December 31, 2005, nor in the six months ended June 30, 2005.

    In December 2004, FASB issued SFAS No. 123(R), which amended SFAS No. 123. SFAS No. 123(R) required measurement of the cost of share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first annual period after June 15, 2005. Subsequent to the effective date, the pro forma disclosures previously made under SFAS No. 123 are no longer an alternative to financial statement recognition.

    Effective January 1, 2006, we have adopted SFAS No. 123(R) using the modified prospective method. Under this method, compensation cost recognized during the six months ended June 30, 2006, includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 amortized over the options’ vesting period, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R) amortized on a straight-line basis over the options’ vesting period. The fair value is estimated at the date of grant using the Black - Scholes option pricing model with weighted average assumptions for the activity under our stock plans. Option pricing model input assumptions such as expected term, expected volatility, and risk-free interest rate, impact the fair value estimate. Further, the forfeiture rate impacts the amount of aggregate compensation. These assumptions are subjective and generally require significant analysis and judgment to develop. When estimating fair value, some of the assumptions were based on or determined from external data (for example the risk free interest rate) and other assumptions were derived from our historical experience with share-based payment arrangements (for example, volatility and expected term). The appropriate weight to place on historical experience is a matter of judgment, based on relevant facts and circumstances. Pro forma results for prior periods have not been restated. Implementation of SFAS No. 123(R) resulted in $2.6 million and $4.8 million in stock option expense during the three and six months ended June 30 2006, respectively. The adoption of SFAS No. 123(R) had no impact on cash flows from operations or financing activities.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We do not currently use derivative financial instruments. We do not currently enter into foreign currency hedge transactions. Foreign currency fluctuations, through June 30, 2006, have not had a material impact on our financial position or results of operations.

    We generally invest in high quality debt instruments with relatively short maturities. Based upon the nature of our investments, we do not expect any material loss from our investments. Nevertheless, investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities that have seen a decline in market value due to changes in interest rates.

    The following table illustrates potential fluctuation in annualized interest income based upon hypothetical values for blended interest rates for marketable securities balances.

Hypothetical	Marketable securities balances (in thousands)
Interest Rate	$100,000	$110,000	$120,000
1.5%	1,500	1,650	1,800
2.0%	2,000	2,200	2,400
2.5%	2,500	2,750	3,000
3.0%	3,000	3,300	3,600
3.5%	3,500	3,850	4,200
4.0%	4,000	4,400	4,800

    We estimate that a one-percentage point decrease in interest rates for our marketable securities portfolio as of June 30, 2006 would have resulted in a decrease in interest income of $920,000 for a twelve month period.   This sensitivity analysis, contains certain simplifying assumptions (for example, it does not consider the impact of changes in the portfolio as a result of our business needs or as a response to changes in the market). Therefore, although it gives an indication of our exposure to changes in interest rates, it is not intended to predict future results and our actual results will likely vary.

    We account for cash equivalents and marketable securities in accordance with SFAS No. 115. “Accounting for Certain Investments in Debt and Equity Securities.” Cash equivalents are short-term highly liquid investments with original maturity dates of three months or less. Cash equivalents are carried at cost, which approximates fair market value.

ITEM 4. CONTROLS AND PROCEDURES

    During the second quarter of fiscal 2006, the Company implemented an ERP system. As a result of the implementation, there have been changes in our internal controls over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 (the “Exchange Act”). The general design of the Company’s internal controls has not changed, but various processes and reports that are enabled through the ERP system and that implement and support the internal controls have replaced analogous process and report features of the Company’s predecessor systems. We believe we have taken the necessary steps to monitor and maintain appropriate internal controls during this period of change.

    Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act as of June 30, 2006.  Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives of ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  There is no assurance that our disclosure controls and procedures will operate effectively under all circumstances.  Based upon the evaluation described above our chief executive officer and chief financial officer concluded that, as of June 30, 2006, our disclosure controls and procedures were effective at the reasonable assurance level.

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

ITEM 1A. RISK FACTORS

    Many risks affect our business.  We believe the following risks have emerged recently due to changes in our business and the environment in which we operate, and should be considered in addition to risk factors we have previously disclosed, which are set forth below.

Additional investment will be required to realize the potential of our Sysware acquisition.

    We must make significant investments of money and management time in software development and infrastructure in order to realize the potential of our acquisition of the business of Sysware and Mosum, as described elsewhere in this report, to (i) have a fully integrated and leverageable laboratory information system to sell to our diversified client base, and (ii) build Mosum’s India operations into an integrated development and support organization that can cost-effectively augment our onshore resources.

Our performance depends upon improved software sales.

    Our software sales in the first half of 2006 did not meet our internal targets, and we must accelerate software sales in the second half of 2006 and beyond in order to achieve our projections for 2006 revenue and earnings and to provide a solid foundation for future growth. Our ability to improve sales depends upon many factors, including completion of implementation and successful use of our new software releases, particularly our pharmacy and ambulatory solutions, in live environments for referenceable clients.

    Other risks include, but are not limited to, those described below, each of which may be relevant to decisions regarding ownership of our stock.  We have attempted to organize the description of these risks into logical groupings to enhance readability, but many of the risks interrelate or could be grouped in other ways, so no special significance should be attributed to these groupings.  Any of these risks could have a significant adverse effect on our business, financial condition or results of operations.

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

    We provide remote hosting services that involve running our software and third- party vendor’s software for clients in our Technology Solutions Center (TSC).  The ability to access the systems and the data the TSC hosts and supports on demand is critical to our clients.  Our operations and facilities are vulnerable to interruption and/or damage from a number of sources, many of which are beyond our control, including, without limitation: (i) power loss and telecommunications failures; (ii) fire, flood, hurricane and other natural disasters; (iii) software and hardware errors, failures or crashes, and (iv) computer viruses, hacking and similar disruptive problems.  We attempt to mitigate these risks through various means including redundant infrastructure, disaster recovery plans, separate test systems and change control and system security measures, but our precautions  may not protect against all problems.  If clients’ access is interrupted because of problems in the operation of our facilities, we could be exposed to significant claims by clients or their patients, particularly if the access interruption is associated with problems in the timely delivery of medical care.  We must maintain disaster recovery and business continuity plans that rely upon third-party providers of related services, and if those vendors fail us at a time that our center is not operating correctly, we could incur a loss of revenue and liability for failure to fulfill our contractual service commitments.  Any significant instances of system downtime could negatively affect our reputation and ability to sell our remote hosting services.

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

    During the first half of 2006, we had a net loss of $6.9 million. We also had a net loss or operating loss for each of the five preceding years.  We may incur losses in the future, and it is not certain that we will achieve sustained or increasing profitability.

Our operating results may fluctuate significantly and may cause our stock price to decline.

    We have experienced significant variations in revenues and operating results from quarter to quarter. Our operating results may continue to fluctuate due to a number of factors, including:

•	the performance of our software and our ability to promptly and efficiently address software performance shortcomings or warranty issues;
•	the cost, timeliness and outcomes of our software development and implementation efforts;
•	the timing, size and complexity of our software sales and implementations;
•	overall demand for healthcare information technology;
•	the financial condition of our clients and potential clients;
•	market acceptance of our new services, software and software enhancements by us or our competitors;
•	client decisions regarding renewal or termination of their contracts;
•	software and price competition;
•	personnel changes;
•	significant judgments and estimates made by management in the application of generally accepted accounting principles;
•	healthcare reform measures and healthcare regulation in general; and
•	fluctuations in general economic and financial market conditions; including interest rates.

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

Early termination of client contracts or contract penalties could adversely affect results of operations.

    Client contracts can change or terminate early for a variety of reasons.  Change of control, financial issues, or other changes in client circumstances may cause us or the client to seek to modify or terminate a contract.  Further, either we or the client may generally terminate a contract for material uncured breach by the other.  If we breach a contract or fail to perform in accordance with contractual service levels, we may be required to refund money previously paid to us by the client, or to pay penalties or other damages.  Even if we have not breached, we may deal with various situations from time to time for the reasons described above which may result in the amendment of a contract.  These steps can result in significant current period charges and/or reductions in current or future revenue.

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

    Section 404 of the Sarbanes-Oxley Act of 2002 requires that we maintain internal control over financial reporting that meets applicable standards.  If we fail to maintain effective internal controls and procedures in accordance with the requirements of Section 404, as such standards may be modified, supplemented or amended, we may be required to disclose our deficiencies.  If we are unable, or are perceived as unable, to produce reliable financial reports due to internal controls deficiencies, investors could lose confidence in our reported financial information and our operating results which could result in a negative market reaction.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a) The Annual Meeting of Stockholders was held on May 10, 2006.

(b) Two Class II directors - Steven A. Denning and Jay B. Pieper - were elected to serve for a term of three years ending at the 2009 annual meeting of stockholders. Continuing directors included Class I directors R. Andrew Eckert, Eugene V. Fife, and Braden L. Kelly, and Class III directors Dan L. Crippen and Edward A. Kangas.

(c) The following describes the voting on each matter considered at the meeting.

Matter	Votes For	Votes Against or Withheld	Abstain	Broker Non-votes
Election of Directors

Steven A. Denning	45,638,003	1,909,740

Jay B. Pieper	45,876,199	1,671,574

Ratification of the selection of PricewaterhouseCoopers
LLP as the Company's independent registered public
accounting firm for the fiscal year ending December 31.2206	47,332,371	203,443	11,959

ITEM 6. EXHIBITS

See Index to exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2006
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