Form 10-Q
period 2006-09-30
ECLIPSYS CORP
filed 2006-11-08
CIK 1034088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

________________

FORM 10-Q
________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

COMMISSION FILE NUMBER: 000-24539

ECLIPSYS CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	65-0632092
(State of Incorporation)	(IRS Employer Identification Number)

1750 Clint Moore Road
Boca Raton, Florida
33487
(Address of principal executive offices)

561-322-4321
(Telephone number of registrant)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing for the past 90 days. Yes [ × ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer [ × ] Accelerated filer [ ]  Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ] No [×]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class	Shares outstanding as of November 2, 2006
Common Stock, $.01 par value	52,337,757

	ECLIPSYS CORPORATION AND SUBSIDIARIES
	FORM 10-Q
	For the period ended September 30, 2006
	Table of Contents

Part I.	Financial Information

Item 1.	Financial Statements - Unaudited

	Condensed Consolidated Balance Sheets (unaudited) - As of September 30, 2006
	and December 31, 2005	3

	Condensed Consolidated Statements of Operations (unaudited) - For the Three and
	and Nine Months ended September 30, 2006 and September 30, 2005	4

	Condensed Consolidated Statements of Cash Flows (unaudited) - For the Nine Months
	ended September 30, 2006 and September 30, 2005	5

	Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results
	of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22

Item 4.	Controls and Procedures	22

Part II.	Other Information

Item 1.	Legal Proceedings	22

Item 1A.	Risk Factors	22

Item 6.	Exhibits

Signatures

Certifications

ECLIPSYS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands)

	September 30,	December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$34,278	$76,693
Marketable securities	88,956	37,455
Accounts receivable, net of allowance for doubtful
accounts of $4,721 and $5,676, respectively	83,320	80,833
Inventory	1,794	2,289
Prepaid expenses	24,407	17,909
Other current assets	594	2,184
Total current assets	233,349	217,363

Property and equipment, net	42,967	40,500
Capitalized software development costs, net	31,950	35,690
Acquired technology, net	984	584
Intangibles assets, net	3,222	2,940
Deferred tax asset	6,756	4,124
Goodwill	9,589	6,624
Other assets	16,676	20,964
Total assets	$345,493	$328,789

Liabilities and Stockholders' Equity
Current liabilities:
Deferred revenue	$100,563	$107,960
Accounts payable	13,069	26,103
Accrued compensation costs	17,187	15,974
Deferred tax liability	6,756	4,124
Other current liabilities	15,873	10,413
Total current liabilities	153,448	164,574

Deferred revenue	13,283	16,772
Other long-term liabilities	143	1,252
Total liabilities	166,874	182,598

Stockholders' equity:
Total stockholders' equity	178,619	146,191

Total liabilities and stockholders' equity	$345,493	$328,789

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ECLIPSYS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Revenues:
Systems and services	$104,266	$94,806	$298,243	$269,491
Hardware	4,300	3,046	13,437	8,660
Total revenues	108,566	97,852	311,680	278,151

Costs and expenses:
Cost of systems and services	61,518	56,776	177,073	165,601
Cost of hardware	3,489	2,575	10,991	7,233
Sales and marketing	16,024	14,076	46,766	47,136
Research and development	13,166	12,726	44,424	39,276
General and administrative	6,762	3,840	17,961	14,707
Depreciation and amortization	3,885	3,625	11,581	10,891
Restructuring charge	-	-	8,547	-
Total costs and expenses	104,844	93,618	317,343	284,844

Income (loss) from operations before interest and taxes	3,722	4,234	(5,663)	(6,693)
Interest income, net	1,389	865	3,873	2,146
Income (loss) before taxes	5,111	5,099	(1,790)	(4,547)
Provision for income taxes	-	-	-	-
Net income (loss)	$5,111	$5,099	$(1,790)	$(4,547)

Net income (loss) per common share:
Basic net income (loss) per common share	$0.10	$0.11	$(0.03)	$(0.10)
Diluted net income (loss) per common share	$0.10	$0.10	$(0.03)	$(0.10)

Weighted average common shares outstanding
Basic	51,712	48,304	51,312	47,751
Diluted	52,791	51,316	52,930	47,751

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ECLIPSYS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Nine Months Ended September 30,

	2006	2005
Operating activities:
Net loss	$(1,790)	$(4,547)
Adjustments to reconcile net loss to net cash provided by
operating activities:
Depreciation and amortization	27,811	24,425
Provision for bad debt	1,568	1,500
Stock compensation expense	10,745	1,720
Changes in operating assets and liabilities:
Increase in accounts receivable	(4,147)	(11,832)
Increase in prepaid expenses and other current assets	(4,927)	(2,787)
Decrease / (Increase) in inventory	479	(490)
Decrease/ (Increase) in other assets	1,592	(9,882)
(Decrease) / Increase in deferred revenue	(11,061)	1,567
Increase in accrued compensation	256	1,998
(Decrease) / Increase in accounts payable and other
current liabilities	(10,537)	600
(Decrease) / Increase in other long-term liabilities	(1,108)	1,135
Total adjustments	10,671	7,954
Net cash provided by operating activities	8,881	3,407
Investing activities:
Purchases of property and equipment	(10,174)	(12,809)
Purchase of marketable securities	(99,358)	(93,554)
Proceeds from sales of marketable securities	47,856	9,930
Capitalized software development costs	(9,535)	(14,637)
Cash paid for acquisitions	(4,002)	(946)
Net cash used in investing activities	(75,213)	(112,016)
Financing activities:
Proceeds from stock options exercised	23,181	9,919
Proceeds from employee stock purchase plan	732	-
Net cash provided by financing activities	23,913	9,919
Effect of exchange rates on cash and cash equivalents	4	117
Net decrease in cash and cash equivalents	(42,415)	(98,573)
Cash and cash equivalents — beginning of period	76,693	122,031
Cash and cash equivalents — end of period	$34,278	$23,458
Supplemental Cash Flow Information:
Non-cash investing activities:
Contingent purchase price of eSys and CPMRC	$360	$1,275
Purchases of property and equipment	$2,920	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ECLIPSYS CORPORATION AND SUBSIDIARIES
Notes to condensed consolidated financial statements
(Unaudited)

1. BASIS OF PRESENTATION
    The accompanying unaudited condensed consolidated financial statements of Eclipsys Corporation, (“Eclipsys” or the “Company”), and the notes thereto have been prepared in accordance with the instructions for Form 10-Q of the Securities and Exchange Commission, or SEC. The year-end condensed balance sheet data included in these unaudited condensed consolidated financial statements was derived from audited financial statements. These condensed statements do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America but do reflect all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair statement of results for the interim periods presented.

    The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of annual results. The Company manages its business as one reportable segment.

    The unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and the notes thereto that are included in the Company's Annual Report on Form 10-K for the year ended December 31, 2005 that was filed with the SEC on March 7, 2006.

2. SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

    The condensed consolidated financial statements include the accounts of Eclipsys, our wholly owned subsidiaries, and a variable interest entity for whom the Company is the primary beneficiary. The determination of the primary beneficiary is based upon the evaluation of rights held as a result of a management agreement with the entity effective July 14, 2006.  The net assets in this entity totaled $127,000 at September 30, 2006.  See Note 3, “Acquisition”, for additional information. All material intercompany transactions have been eliminated in consolidation.

Revision to the statement of cash flows

    The statement of cash flows for the nine months ended September 30, 2005 has been revised to reflect auction rate securities that are held "at market" or held "at rate" on a net basis.  Previously, these cash flows were presented by the Company on a gross basis within "Net cash used in investing activities."  The impact of this revised presentation was to decrease purchases of marketable securities and proceeds from sales of marketable securities during the nine months ended September 30, 2005 by $248.4 million. These changes had no impact on net cash used in investing activities.

3. ACQUISITION

    On June 11, 2006, we entered into an agreement to acquire both the assets of Sysware Health Care Systems, Inc. (“Sysware”) and the stock of Sysware’s sister company Mosum Technology (India) Private Limited ("Mosum"). On July 14, 2006, we closed the asset acquisition of Sysware. The closing of the stock acquisition of Mosum, which is based in India, is pending certain Indian regulatory approvals, and we expect to finalize the acquisition of Mosum during the fourth quarter of 2006. As we await those approvals, we are operating Mosum under a management agreement. As a result, our condensed consolidated financial statements include the accounts of Mosum since the entity’s activities either involve or are conducted on behalf of Eclipsys.  Mosum developed software for Sysware prior to our acquisition of Sysware’s assets, and now performs development for us pursuant to this management agreement. The acquisition of these affiliated companies will enable us to market Sysware’s laboratory information solution as a core module of Eclipsys’ Sunrise Clinical Manager™ suite of enterprise-wide advanced clinical solutions, and also provides us with the foundation for a development and support organization in India.

    The aggregate purchase consideration includes $3.7 million in cash, as well as earnout consideration of up to approximately $3.9 million payable in a combination of cash and shares of our common stock over a two-year period, based on the attainment of conditions defined in the acquisition agreement. All future consideration paid under the earn-out provisions of the agreement, if any are earned, will be recorded as additional goodwill. The operating results of Sysware and Mosum have been combined with those of Eclipsys since July 14, 2006. We did not present unaudited pro forma results of operations of Eclipsys combined with Sysware and Mosum for the nine months ended September 30, 2006 and 2005 because the acquisition is not material to our operating results or financial position.

    As a result of the acquisition, we recorded tax deductible goodwill of $2.6 million and other intangible assets including customer relationships of $960,000 and acquired technology of $675,000. Amortizable intangible assets include customer relationships and acquired technology, and are being amortized over five and three-year periods on a straight-line basis, respectively, which we believe reflect the estimated expected utility of these assets.

4. STOCK-BASED COMPENSATION

    Prior to January 1, 2006, we accounted for our stock-based employee compensation arrangements under the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25), as allowed by Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-based Compensation (SFAS No. 123), as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure (SFAS No. 148). As a result, no expense was recognized for options to purchase our common stock that were granted with an exercise price equal to fair market value at the date of grant and no expense was recognized in connection with purchases under our employee stock purchase plan for the year ended December 31, 2005, nor in the nine months ended September 30, 2005.

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

    Effective January 1, 2006, we have adopted SFAS No. 123(R) using the modified prospective method. Under this method, compensation cost recognized during the nine months ended September 30, 2006, includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 amortized over the awards vesting period, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R) amortized on a straight-line basis over the awards vesting period. The option vesting period ranges from three to five years and all options have a contractual life of ten years. The fair value is estimated at the date of grant using the Black - Scholes option pricing model with weighted average assumptions for the activity under our stock plans. Option pricing model input assumptions such as expected term, expected volatility, and risk free interest rate, impact the fair value estimate. Further, the forfeiture rate impacts the amount of aggregate compensation. These assumptions are subjective and generally require significant analysis and judgment to develop. When estimating fair value, some of the assumptions were based on or determined from external data (for example the risk free interest rate) and other assumptions were derived from our historical experience with share-based payment arrangements (for example, volatility and expected term). The appropriate weight to place on historical experience is a matter of judgment, based on relevant facts and circumstances. Pro forma results for prior periods have not been restated. As a result of the adoption of SFAS No. 123(R), we recorded an additional $3.4 million and $10.7 million in stock option expense which is included in our net income of $5.1 million and net loss of $1.8 million for the three and nine months ended September 30, 2006, respectively.   The adoption of SFAS No. 123(R) reduced earnings per diluted common share by $0.06 and $0.18 for the three and nine months ended September 30, 2006, respectively.  The adoption of SFAS No. 123(R) had no impact on cash flows from operations or financing activities.

    The following table illustrates the effect on net income (loss) and net income (loss) per share had we applied the fair value recognition provisions of SFAS No. 123 to account for our employee stock option plan for the three and nine months ended September 30, 2005 because stock-based employee compensation was not accounted for using the fair value recognition method during that period. For purposes of pro forma disclosures, the estimated fair value of the stock awards, as prescribed by SFAS No. 123, is amortized to expense over the vesting period of such awards (in thousands, except per share data):

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005

Net income (loss):
As reported	$5,099	$(4,547)
Add: Stock-based employee compensation expense included
in reported net income (loss), net of related tax effects	570	1,720
Deduct: Total stock-based compensation expense determined
under fair value based method for all awards, net of related tax
effects	(2,331)	(8,142)
Pro forma net income (loss)	$3,338	$(10,969)
Basic net income (loss) per common share:
As reported	$0.11	$(0.10)
Pro forma	$0.07	$(0.23)
Diluted net income (loss) per common share:
As reported	$0.10	$(0.10)
Pro forma	$0.07	$(0.23)

    The historical pro forma impact of applying the fair value method prescribed by SFAS No. 123 is not representative of the impact that may be expected in the future due to changes resulting from additional grants in future years and changes in assumptions such as volatility, interest rates and expected life used to estimate fair value of the grants in future years.

    There was no stock-based employee compensation cost capitalized or tax benefit recognized during the three and nine months ended September 30, 2006. The following table shows total stock-based employee compensation expense included in the condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006

Costs and expenses:
Cost of systems & services	$1,415	$3,778
Sales and marketing	676	2,241
Research and development	570	1,492
General and administrative	701	2,072
Restructuring charge	-	1,162
Total stock-based compensation expense	$3,362	$10,745

The restructuring charge of $1.2 million reflected in the table above is included in the $8.5 million restructuring charge disclosed separately on the Statement of Operations.

    Compensation expense for restricted common stock issued at discounted prices is recognized over the vesting period for the difference between the purchase price and the fair market value on the measurement date. Compensation expense recorded for stock-based awards of restricted stock was $658,000 and $1.9 million respectively for the three and nine months ended September 30, 2006. In the three and nine months ended September 30, 2005, recorded stock-based compensation for restricted stock was $571,000 and $1.7 million.

    Effective May 10, 2006, we implemented a deferred stock unit plan to provide for equity compensation for our non-employee directors in the form of deferred stock units ("DSUs") granted under the Company's 2005 Stock Incentive Plan ("2005 Plan").  As of the date of each annual meeting of the Company's stockholders, each continuing non-employee director receives a number of DSUs determined by dividing $75,000 by the fair market value of a share of the Company's common stock on the grant date. These DSUs vest quarterly over the course of the ensuing year. After cessation of board service, the Company will pay the DSUs by issuing to the former director a number of shares of the Company's common stock equal to the number of accumulated deferred stock units. In addition, a non-employee director may elect to receive DSUs in lieu of all or a portion of his or her cash fees. All DSUs received for cash fees are fully vested.

    We granted 25,486 deferred stock units during the nine months ended September 30, 2006 at an average market value of $18.79. The value of these deferred stock units is amortized to compensation expense ratably over the vesting period. In the three and nine months ended September 30, 2006, recorded expense for deferred stock units was $72,000 and $188,000, respectively. The provisions of SFAS No. 123R do not change the accounting for deferred stock units.

5. EMPLOYEE BENEFIT PLANS

2005 Stock Incentive Plan

    At our Annual Meeting of Stockholders held June 29, 2005, our shareholders approved the 2005 Plan.  Under the 2005 Plan, no further awards will be granted under our prior Stock Incentive Plans which include our 1996, 1998, 1999 and 2000 plans.  Awards may be made under the 2005 Plan for a number of shares (subject to adjustment in the event of stock splits and other similar events) equal to the sum of (1) 2,000,000 shares of our Voting Common Stock, (2) any shares reserved for issuance under the Amended and Restated 2000 Stock Incentive Plan that remain available for issuance as of the date the 2005 Plan is approved by our stockholders and (3) any shares subject to outstanding awards under our 1996 Stock Plan, the Amended and Restated 1998 Stock Incentive Plan, the Amended and Restated 1999 Stock Incentive Plan and the Amended and Restated 2000 Stock Incentive Plan that expire or are terminated, surrendered or canceled without having been fully exercised, are repurchased or forfeited in whole or part or result in any shares subject to such award not being issued.  As of September 30, 2006, there were 2,027,532 shares available for future issuance under the 2005 Plan.

    We issued 400,000 stock options and 100,000 shares of restricted stock in the nine months ended September 30, 2006 as an inducement grant made without shareholder approval and outside the 2005 Plan. The grant date fair value of the restricted stock was $21.15 per share.

    A summary of stock option transactions is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2006	7,605,609	$12.80
Options granted	1,273,486	$20.59
Options exercised	(2,274,225)	$10.19		$27,565
Options canceled	(529,721)	$15.36

Outstanding at September 30, 2006	6,075,149	$15.19	6.46	$23,960
Vested and expected to vest at September 30, 2006	5,721,879	$15.01	0.69	$23,371
Exercisable at September 30, 2006	3,227,727	$13.38	4.54	$18,109

    Non-vested stock award activity for the nine months ended September 30, 2006 is summarized as follows:

	Non-vested Number of Shares	Weighted Average Grant-Date Fair Value

Nonvested balance at January 1, 2006	623,994	$16.72
Granted	100,000	$21.14
Vested	(165,085)	$16.56
Forfeited	(52,500)	$18.91
Nonvested balance at September 30, 2006	506,409	$17.42

    As of September 30, 2006, $25.3 million of total unrecognized compensation costs related to stock options is expected to be recognized over a weighted average period of 3.1 years. As of September 30, 2006, $7.4 million of total unrecognized compensation costs related to nonvested awards is expected to be recognized over a weighted average period of 3.7 years.  The total fair value of shares vested during the nine months ended September 30, 2006 was $4.0 million.

    The weighted average estimated fair value of our employee stock options granted at grant date market prices was $15.97 per share during nine months ended September 30, 2006. There were 39,638 shares granted under our stock purchase plan as a result of employee participation during the nine months ended September 30, 2006.

    The weighted average fair value of outstanding stock options has been estimated at the date of grant using a Black-Scholes option pricing model. The following are significant weighted average assumptions used for estimating the fair value of the activity under our stock option plans:

	Nine Months Ended September 30,
	2006	2005
Expected term (in years)	6.46	6.01
Risk free interest rate	5.04%	4.02%
Expected volatility	77.38%	80.26%
Dividend yield	0%	0%

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

6. MARKETABLE SECURITIES

    Marketable securities consist of funds that are highly liquid and are classified as available-for-sale. Marketable securities are recorded at fair value, and unrealized gains and losses are recorded as a component of other comprehensive income.

	(in thousands)
	September 30,	December 31,
	2006	2005
Security Type

Auction Rate Securities:

Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	$11,271	$14,117
Debt securities issued by states of the United States and political subdivisions of the states	66,043	17,084
	77,314	31,201
Other Securities:

Government Bonds/Agencies	11,581	6,206
Other debt securities	61	48
Total	$88,956	$37,455

    As of September 30, 2006, most marketable securities have a maturity of more than 1 year. Auction rate securities of $66.0 million, held at September 30, 2006, typically have an interest rate reset feature every 30 days pursuant to which we can sell or reset the interest rate on the security. Eclipsys policy for all securities in the portfolio is to hold them less than one year, and therefore, we believe that these investments are part of our working capital and are appropriately classified as current assets.

    In an effort to maximize the yield of our excess cash, we transferred cash from money market investments to marketable securities, which include auction rates securities and government bonds. These funds remain highly liquid.

7. ACCOUNTS RECEIVABLE

    Accounts receivable, net of allowances for doubtful accounts, is comprised of the following (in thousands):

	September 30,	December 31,
	2006	2005
Accounts Receivable:
Billed accounts receivable, net	$68,845	$69,772
Unbilled accounts receivable, net	14,475	11,061
Total accounts receivable, net	$83,320	$80,833

8. WARRANTY RESERVE

    The agreements that we use to license software to our customers generally include limited warranties including a warranty that the product, in its unaltered form, will perform substantially in accordance with the related documentation. Warranty costs are charged to costs of systems of services when they are probable and reasonably estimable. A summary of the activity in our warranty reserve is as follows (in thousands):

Balance at January 1, 2005	$2,057
Warranty utilized	(986)
Balance at December 31, 2005	1,071

Provision reduction	(290)
Warranty utilized	(230)
Balance at September 30, 2006	$551

    During the nine months ended September 30, 2006, the warranty reserve was reduced by $290,000 as a result of a decrease in the estimate of expected warranty costs.

9. GOODWILL AND OTHER INTANGIBLE ASSETS

    Acquired technology and other intangible assets are amortized over their estimated useful lives on a straight-line basis. The carrying values of acquired technology and other intangible assets are reviewed if the facts and circumstances suggest that they may be impaired, and goodwill is reviewed annually in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”. Testing is performed on a more frequent basis if impairment triggering events arise. The impairment test is based upon a number of factors, including operating results, business plans and projected future cash flows. No impairment has been identified or recorded during the nine months ended September 30, 2006 and fiscal year ended December 31, 2005.

    During the quarter ended September 30, 2006, we recorded goodwill of $2.6 million and other intangible assets of $1.6 million in connection with the acquisition of the assets of Sysware. See Note 3, “Acquisition”, for additional information.

    The changes in the carrying amount of goodwill for the nine months ended September 30, 2006, were as follows (in thousands):

Balance at January 1, 2006	$6,624
eSys earnout	75
CPMRC earnout	330
Sysware acquisition	2,560
Balance at September 30, 2006	$9,589

    The gross and net amounts for goodwill and other intangible assets consist of the following (in thousands):

	September 30, 2006			December 31, 2005
	Gross Carrying	Accumulated Amortization	Net Book Value	Gross Carrying	Accumulated Amortization	Net Book Value

Intangibles subject to amortization:
Acquired technology	$1,589	$605	$984	$914	$330	$584
Ongoing customer relationships	5,295	2,073	3,222	4,335	1,395	2,940
Total	$6,884	$2,678	$4,206	$5,249	$1,725	$3,524
Intangibles not subject to amortization:
Goodwill	$9,589		$9,589	$6,624		$6,624

        Estimated aggregate ammortization expense (in thousands):

	For the remainder of
	2006	2007	2008	2009	2010	Thereafter	Total

Total amortization expense	$394	$1,547	$1,268	$654	$233	$110	$4,206

10. OTHER COMPREHENSIVE INCOME (LOSS)

    The components of other comprehensive income (loss) were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Net income (loss)	$5,111	$5,099	$(1,790)	$(4,547)
Foreign currency translation adjustment	(219)	29	309	117
Total comprehensive income (loss)	$4,892	$5,128	$(1,481)	$(4,430)

11. BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE

    For all periods presented, basic and diluted income (loss) per common share is presented in accordance with SFAS 128, “Earnings per Share,” which provides for the accounting principles used in the calculation of income (loss) per share. Basic income (loss) per common share excludes dilution and is calculated by dividing net income (loss) available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted income (loss) per common share reflects the potential dilution from assumed conversion of all dilutive securities such as stock options and unvested restricted stock using the treasury stock method. When the effect of the outstanding stock options is anti-dilutive, they are not included in the calculation of diluted income (loss) per common share.

    The computation of basic and diluted income (loss) per common share was as follows (in thousands, except per share data):

	Three Months Ended September 30,
	2006			2005

	Net Income	Shares	Per Share Amount	Net Loss	Shares	Per Share Amount

Basic EPS	$5,111	51,712	$0.10	$5,099	48,304	$0.11

Effect of dilutive securities:
Stock options and other dilutive securities	-	1,021		-	3,012
Shares issuable pursuant to earn-out agreement	-	58		-	-
Diluted EPS	$5,111	52,791	$0.10	$5,099	51,316	$0.10

	Nine Months Ended September 30,
	2006			2005

	Net Income	Shares	Per Share Amount	Net Loss	Shares	Per Share Amount

Basic EPS	$(1,790)	51,312	$(0.03)	$(4,547)	47,751	$(0.10)

Effect of dilutive securities:
Stock options and other dilutive securities	-	1,560		-	-
Shares issuable pursuant to earn-out agreement	-	58		-	-
Diluted EPS	$(1,790)	52,930	$(0.03)	$(4,547)	47,751	$(0.10)

12. RESTRUCTURING

    In January 2006, we effected a restructuring of our operations which included a reduction in headcount of approximately 100 individuals, and the reorganization of our company. This was undertaken to better align our organization, reduce costs, and re-invest some of the cost savings into client-related activities including client support and professional services. We completed the restructuring during the second quarter of 2006. This resulted in restructuring charges of $8.5 million in the nine months ended September 30, 2006, which has been recorded in our statements of operations as “restructuring charge.” At September 30, 2006, the remaining unpaid severance liability was $2.4 million which we expect to pay out during 2006 and 2007.

    A summary of the restructuring activity was as follows (in thousands):

Balance at January 1, 2006	$-
Restructuring charge	7,198
Non-cash charges related to stock option modifications	(894)
Payments	(2,413)
Balance at March 31, 2006	3,891

Restructuring charge	1,349
Non-cash charges related to stock option modifications	(267)
Payments	(1,165)
Balance at June 30, 2006	3,808

Payments	(1,378)
Balance at September 30, 2006	$2,430

13. CONTINGENCIES

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

14. RECENT ACCOUNTING PRONOUNCEMENTS

    In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 enhances existing guidance for measuring assets and liabilities using fair value. Prior to the issuance of SFAS No. 157, guidance for applying fair value was incorporated in several accounting pronouncements. SFAS No. 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS No. 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under SFAS No. 157, fair value measurements are disclosed by level within that hierarchy. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.
 Eclipsys has not yet determined the impact of adopting SFAS No. 157 on its financial statements.

    In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of SFAS No. 87, 88, 106, and 132R). The requirement by SFAS No. 158 to recognize the funded status of a benefit plan and the disclosure requirements of SFAS No. 158 are effective as of the end of the fiscal year ending after December 15, 2006 for entities with publicly traded equity securities. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. Eclipsys does not expect the adoption of SFAS No. 158 to have a material effect on its financial position at December 31, 2006.

    In September 2006, the Securities and Exchange Commission released Staff Accounting Bulletin No. 108 (“SAB 108”), which provides the Staff's views on applying generally accepted accounting principles to the quantification of financial statement errors based on the effects of the error on each of a company’s financial statements. SAB 108 is effective for financial statements issued for fiscal years beginning after November 15, 2006. SAB 108 is not expected to have a material impact on Eclipsys’ results of operations.

    In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48) which clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes."  This Interpretation prescribes a recognition threshold and measurement attribute of tax positions taken or expected to be taken on a tax return.  This Interpretation is effective for the Company beginning January 1, 2007.  We are currently evaluating the impact FIN 48 will have on our financial statements.

    In June 2006, Emerging Issues Task Force Issue No. 06-3, “How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation)” (EITF 06-3) was issued. EITF 06-3 requires disclosure of the presentation of taxes on either a gross (included in revenues and costs) or a net (excluded from revenue) basis as an accounting policy decision. The provisions of this standard are effective for interim and annual reporting periods beginning after December 15, 2006. We do not expect the adoption of EITF 06-3 to have a material impact on our consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

    This report contains forward-looking statements that are based on our current expectations, assumptions, estimates and projections about our company and our industry. These statements are not guarantees of future performance and actual outcomes may differ materially from what is expressed or forecasted. When used in this report, the words “may”, “will”, “should”, “predict”, “continue”, “plans”, “expects”, “anticipates”, “estimates”, “intends”, “believe”, “could”, and similar expressions are intended to identify forward-looking statements. These statements may include, but are not limited to, statements concerning our anticipated performance, including revenue, margin, cash flow, balance sheet and profit expectations; development and implementation of our software; duration, size, scope and revenue expectations associated with client contracts; benefits provided by Eclipsys software, outsourcing and consulting services; business mix; sales and growth in our client base; market opportunities; industry conditions; and our accounting, including its effects and potential changes in accounting.

    Actual results might differ materially from the results projected due to a number of risks and uncertainties. Software development may take longer and cost more than expected, and incorporation of anticipated features and functionality may be delayed, due to various factors including programming and integration challenges and resource constraints. We may change our product strategy in response to client requirements, market factors, resource availability, and other factors. Implementation of some of our software is complex and time consuming. Clients' circumstances vary and may include unforeseen issues that make it more difficult or costly than anticipated to implement or derive benefit from software, outsourcing or consulting services. The success and timeliness of our services often depend, at least, in part upon client involvement, which can be difficult to control. We are required to meet standard performance specifications, and contracts can be terminated or their scope reduced under certain circumstances. Competition is vigorous, and competitors may develop more compelling offerings or offer more aggressive pricing. New business is not assured and existing clients may migrate to competing offerings. Financial performance targets might not be achieved due to various risks, including slower-than-expected business development or new account implementation, or higher-than-expected costs to develop products, meet service commitments or sign new contracts. Our cash consumption may exceed expected levels if profitability does not meet expectations or strategic opportunities require cash investments. These and other risks and uncertainties that could cause our actual results to differ materially from our forward-looking statements are described in this report under the headings “Risk Factors” and “Management's Discussion and Analysis of Financial Condition and Results in Operations” and in our other filings made from time to time with the Securities and Exchange Commission. The cautionary statements made in this report should be read as being applicable to all related forward-looking statements wherever they appear. These statements are only predictions. We cannot guarantee future results, levels of activity, performance or achievements. All forward-looking statements attributable to us or any persons acting on our behalf are expressly qualified in their entirety by the risk factors referenced above. We assume no obligation to publicly update or revise these forward-looking statements for any reason, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future. We nonetheless reserve the right to make such updates from time to time without the need for specific reference to this report. No such update shall be deemed to indicate that other statements not addressed by such updates remain correct or create an obligation to provide any other updates.

Executive Overview

The following should be read in conjunction with our condensed consolidated financial statements, including the notes thereto, which are included elsewhere in this document

    Eclipsys is a healthcare information technology (HIT) company and a leading provider of advanced clinical, financial and management information software and service solutions. We develop and license proprietary software and content that is designed for use in connection with many of the key clinical, administrative and financial functions that hospitals and other healthcare organizations require. Among other things, our software enables physicians, nurses and other clinicians to order tests, treatment and medications; and record, access and share information about patients. Our software also facilitates many administrative and financial functions, including patient admissions, scheduling, records maintenance, invoicing, inventory control, cost accounting, and assessment of the profitability of specific medical procedures and personnel.  Our content, which is integrated with our software, provides practice guidelines in context at the point of care for use by physicians, nurses and other clinicians.  We also provide services related to our software.  These services include software and hardware maintenance, outsourcing, remote hosting of our software as well as third-party HIT applications, network services, training and consulting.

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

    We market our software to small stand-alone hospitals, large multi-entity healthcare systems, academic medical centers and community hospitals. We have one or more of our software applications installed in, or licensed to be installed at approximately 1,500 facilities. Ten of the top-ranked U.S. hospitals named to the Honor Roll of “America's Best Hospitals” in the July 17, 2006 issue of U.S. News & World Report use one or more of our solutions.

Software Development

    In the first quarter of 2005, we released Sunrise Clinical Manager Release 4.0 XA™, which contained new features and enhancements in several key areas including incremental functionality related to ambulatory, emergency department, critical care, medication management and nursing.  In September 2005, we released Remote Access Services (RAS) 4.0 XA™ and Pocket Sunrise™ 4.0 XA, which enhanced users' ability to access our applications from remote locations.  In the fourth quarter of 2005, we announced the release of Sunrise Radiology Information System ™ (RIS), which automates radiology workflow.

    In January 2006, we released Sunrise Clinical Manager Release 4.5 XA™ (SCM 4.5 XA).  This release contained approximately 1,500 incremental functions which continued to enhance the capabilities of our offering in all major clinical areas including ambulatory, emergency department, critical care and nursing.  Additionally, this release included integrated medication management capabilities and builds upon recent enhancements to our Sunrise Patient Financial Manager and Sunrise Decision Support Manager solutions.

Competitive Environment and Other Challenges for the balance of 2006

    Our releases of SCM 4.0 XA in March 2005 and SCM 4.5 XA in January 2006 included new functionality, and we are implementing this new software with a number of clients.  In the event our new software does not continue to achieve market acceptance or we experience any significant delays in implementing these new releases, our results of operations could be negatively affected, including a delay or loss in closing future new sales transactions. Our software sales in the first half of 2006 did not meet our internal targets and attainment of the results we expect for 2006 depend upon fourth quarter software and content license fees and capitalized software development costs consistent with our projections, continued improvement in our professional service revenues and margins, and continued successful client activations.

    On July 14, 2006 we closed the asset acquisition of Sysware and expect to close the stock acquisition of Mosum, based in India during the fourth quarter of 2006. We are currently operating Mosum under a management agreement. This acquisition did not have a material impact on our results of operations for the three and nine month periods ended September 30, 2006.

THREE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2005
(In thousands, except per share amounts)

		% of Total		% of Total
	2006	Revenues	2005	Revenues	Change $	Change %

Revenues
Systems and services	$104,266	96.0%	$94,806	96.9%	$9,460	10.0%
Hardware	4,300	4.0%	3,046	3.1%	1,254	41.2%
Total revenues	108,566	100.0%	97,852	100.0%	10,714	10.9%

Costs and expenses
Cost of systems and services	61,518	56.7%	56,776	58.0%	4,742	8.4%
Cost of hardware	3,489	3.2%	2,575	2.6%	914	35.5%
Sales and marketing	16,024	14.8%	14,076	14.4%	1,948	13.8%
Research and development	13,166	12.1%	12,726	13.0%	440	3.5%
General and administrative	6,762	6.2%	3,840	3.9%	2,922	76.1%
Depreciation and amortization	3,885	3.6%	3,625	3.7%	260	7.2%
Restructuring charge	-	0.0%	-	0.0%	-	n/a
Total costs and expenses	104,844	96.6%	93,618	95.7%	11,226	12.0%
Income from operations	3,722	3.4%	4,234	4.3%	(512)	-12.1%
Interest income, net	1,389	1.3%	865	0.9%	524	60.6%
Income before taxes	5,111	4.7%	5,099	5.2%	12	0.2%
Provision for income taxes	-	0.0%	-	0.0%	-	0.0%

Net income	$5,111	4.7%	$5,099	5.2%	$12	0.2%
Basic net income per common share	$0.10		$0.11		$(0.01)
Diluted net income per common share	$0.10		$0.10		$(0.00)

RESULTS OF OPERATIONS

    Total revenues increased $10.7 million, or 10.9%, to $108.6 million for the quarter ended September 30, 2006, compared with $97.9 million for the third quarter of 2005.

    Systems and services revenues increased $9.5 million, or 10.0%, to $104.3 million for the quarter ended September 30, 2006, compared with $94.8 million for the third quarter of 2006. The increase in systems and services revenues resulted primarily from an increase in revenues recognized on a ratable basis associated with software, maintenance, outsourcing and remote hosting services which increased $7.8 million from $61.7 million to $69.5 million or 12.6% over the prior year. Professional services revenues, which include implementation and consulting related services, were $25.0 million, an increase of $2.8 million or 12.6% over the prior year. Revenues related to software license fees, third party software licenses and networking services were $9.8 million, a decrease of $1.1 million or 10.0% over the prior year.

    The increase in revenues from software, maintenance, outsourcing and remote hosting was primarily related to higher sales bookings in 2005 and the activation of numerous customers on our advanced clinical and financial solutions. The increase in professional services was related to heightened activity with customer implementations of our software solutions. These implementation activities are expected to remain at higher levels in 2006 as nearly 100 customers are in the process of upgrading their software applications. Additionally, we have experienced a trend of a higher volume of professional services being purchased by our customers as they implement our applications. The decrease in revenue from software license fees, third party software licenses and networking services was primarily due to a lower volume of software license fee transactions in the third quarter 2006.

    Hardware revenues increased $1.3 million, or 41.2%, to $4.3 million for the quarter ended September 30, 2006, compared with $3.0 million for the third quarter of 2005. We expect hardware revenue to continue to fluctuate on a quarterly basis.

    The adoption of SFAS No. 123(R) on January 1, 2006, which resulted in the expensing of stock based compensation, impacted costs and expenses as indicated in the table below (in thousands):

Three Months Ended September 30, 2006

Cost of systems & services	$1,415
Sales and marketing	676
Research and development	570
General and administrative	701
Total stock-based compensation expense	$3,362

    Cost of systems and services increased $4.7 million, or 8.4%, to $61.5 million, for the quarter ended September 30, 2006, compared to $56.8 million for the third quarter of 2005. The increase in cost of systems and services was a result of higher volumes of outsourcing, remote hosting and the hiring of professional service employees to increase our capacity and improve our support services. The impact of adopting SFAS No. 123(R), and an increase in amortization of capitalized software development costs, also contributed to the increase in the cost of systems and services. We expect the cost of third party software licensing fees and networking services to continue to fluctuate.

    Cost of hardware increased $914,000, or 35.5%, to $3.5 million for the quarter ended September 30, 2006, compared to $2.6 million for the third quarter of 2005. The increase in the cost of hardware was attributable to the increase in hardware revenues discussed above.

    Sales and marketing expenses increased $1.9 million, or 13.8%, to $16.0 million for the quarter ended September 30, 2006, compared to $14.1 million for the third quarter of 2005. The increase in sales and marketing expenses was driven by significantly higher sales bookings in the quarter which resulted in higher commissions, as well as, the impact of adopting SFAS No. 123(R). Bookings produce little if any revenue in the quarter in which the contract is signed, so sales commissions on these contracts may tend to increase sales and marketing expense as a percentage of revenue in that quarter.

    Research and development expenses increased $440,000, or 3.5%, to $13.2 million, for the quarter ended September 30, 2006, compared to $12.7 million for the third quarter of 2005. The increase in research and development expense was as a result of lower software capitalization, higher payroll costs in the quarter associated with our initiative in India, higher health benefit costs, and the impact of adopting SFAS No. 123(R). Amortization of capitalized software development costs, which is included as a component of cost of systems and services, increased by approximately $500,000 or 13.2%, to $4.3 million for the three months ended September 30, 2006, compared to $3.8 million for the third quarter of 2005, due to prior period increases in capitalized software.

    General and administrative expenses increased $2.9 million, or 76.1%, to $6.8 million, for the quarter ended September 30, 2006, compared to $3.8 million for the third quarter of 2005. The increase is attributable to an increase in expense in the current year related to stock based compensation cost as a result of the adoption of SFAS No. 123(R), higher costs associated with our enterprise resource planning system and higher employee related costs.

    Depreciation and amortization increased $260,000, or 7.2%, to $3.9 million for the quarter ended September 30, 2006, compared to $3.6 million, for the third quarter of 2005. The increase was primarily the result of higher depreciation associated with the activation of our ERP solution during the second quarter in 2006.

    Interest income increased $524,000, or 60.6%, to $1.4 million for the quarter ended September 30, 2006, compared to $865,000 for the third quarter of 2005. The increase was due to an improvement in yields on higher cash balances.

    As a result of these factors, our net income of $5.1 million for the quarter ended September 30, 2006 remained substantially the same as our net income for the third quarter in 2005.

NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2005
(In thousands, except in per share amounts)

		% of Total		% of Total
	2006	Revenues	2005	Revenues	Change $	Change %

Revenues
Systems and services	$298,243	95.7%	$269,491	96.9%	$28,752	10.7%
Hardware	13,437	4.3%	8,660	3.1%	4,777	55.2%
Total revenues	311,680	100.0%	278,151	100.0%	33,529	12.1%

Costs and expenses
Cost of systems and services	177,073	56.8%	165,601	59.5%	11,472	6.9%
Cost of hardware	10,991	3.5%	7,233	2.6%	3,758	52.0%
Sales and marketing	46,766	15.0%	47,136	16.9%	(370)	-0.8%
Research and development	44,424	14.3%	39,276	14.1%	5,148	13.1%
General and administrative	17,961	5.8%	14,707	5.3%	3,254	22.1%
Depreciation and amortization	11,581	3.7%	10,891	3.9%	690	6.3%
Restructuring charge	8,547	2.7%	-	0.0%	8,547	n/a
Total costs and expenses	317,343	101.8%	284,844	102.4%	32,499	11.4%
Loss from operations	(5,663)	-1.8%	(6,693)	-2.4%	1,030	15.4%
Interest income, net	3,873	1.2%	2,146	0.8%	1,727	80.5%
Loss before taxes	(1,790)	-0.6%	(4,547)	-1.6%	2,757	60.6%
Provision for income taxes	-	0.0%	-	0.0%	-	0.0%

Net loss	$(1,790)	-0.6%	$(4,547)	-1.6%	$2,757	60.6%
Basic net loss per common share	$(0.03)		$(0.10)		$0.07
Diluted net loss per common share	$(0.03)		$(0.10)		$0.07

RESULTS OF OPERATIONS

    Total revenues increased $33.5 million, or 12.1%, to $311.7 million for the nine months ended September 30, 2006, compared with $278.2 million for the same period in 2005.

    Systems and services revenues increased $28.8 million, or 10.7%, to $298.2 million for the nine months ended September 30, 2006, compared with $269.5 million for the same period in 2005. The increase in systems and services revenues resulted primarily from an increase in revenues associated with subscription-based software, maintenance, outsourcing and remote hosting services, which increased $20.4 million from $184.3 million to $204.7 million, or 11.1% over the prior year. Additionally, professional services revenues, which include implementation and consulting related services were, $72.1 million, an increase of $12.5 million or 21.0% over the prior year. Revenues related to software license fees, third party software licenses and networking services were $21.4 million, a decrease of $4.2 million, or 16.4% over the prior year.

    The increase in revenues from software, maintenance, outsourcing and remote hosting was primarily related to higher sales bookings in prior quarters. The higher sales bookings were associated with successful sales of our advanced clinical systems as well as outsourcing and remote hosting related services. The increase in professional services was related to higher volume of customer implementations of our software solutions. These activities are expected to remain at higher levels in 2006 as nearly 100 customers are in the process of upgrading their software applications. Additionally, we have experienced a trend of a higher volume of professional services being purchased by our customers as they implement our applications as a result of the expansion of our product offering with the release of SunriseXA 4.5. The decrease in software license fees, third party software licenses and networking services was primarily due to a lower volume of these transactions in 2006.

    Hardware revenues increased $4.8 million, or 55.2%, to $13.4 million for the nine months ended September 30, 2006, compared with $8.7 million for the same period in 2005. We expect hardware revenue to continue to fluctuate.

    The adoption of SFAS No. 123(R) on January 1, 2006, which resulted in the expensing of stock based compensation, impacted costs and expenses as indicated in the table below (in thousands):

Nine Months Ended September 30, 2006

Cost of systems & services	$3,778
Sales and marketing	2,241
Research and development	1,492
General and administrative	2,072
Restructuring charge	1,162
Total stock-based compensation expense	$10,745

The restructuring charge of $1.2 million reflected in the table above, is included in the $8.5 million restructuring charge disclosed separately on the Statement of Operations.

    Cost of systems and services increased $11.5 million, or 6.9%, to $177.1 million, for the nine months ended September 30, 2006, compared to $165.6 million for the same period in 2005. The increase in cost of systems and services was a result of higher volumes of outsourcing, remote hosting and professional services, the impact of adopting SFAS No. 123(R), as well as the hiring of professional service employees during the first nine months of 2006, to increase our capacity and improve our support services.

    Cost of hardware increased $3.8 million, or 52.0% to $11.0 million for the nine months ended September 30, 2006, compared to $7.2 million for the same period in 2005. The increase is in line with higher hardware revenues.

    Sales and marketing expenses decreased $370,000, or 0.8%, to $46.8 million for the nine months ended September 30, 2006, compared to $47.1 million for the same period in 2005. The decrease in sales and marketing expenses was related to lower expenditures on trade shows and other marketing events. This decrease in expenditure was offset by the adoption of SFAS No. 123R and higher commissions as a result of higher sales bookings.

    Research and development expenses increased $5.1 million, or 13.1%, to $44.4 million, for the nine months ended September 30, 2006, compared to $39.3 million for the same period in 2005. The increase in research and development expense was primarily related to a decrease in capitalized software development costs of $4.4 million from $13.9 million in the nine months ended September 30, 2005, to $9.5 million for the nine months ended September 30, 2006. The decrease in capitalized software was due to a lower level of capitalization associated with coding and development as a result of the release of SunriseXA 4.5 in January 2006. Amortization of capitalized software development costs, which is included as a component of cost of systems and services,  increased by approximately $2.4 million, to $13.3 million for the nine months ended September 30, 2006, compared to $10.9 million for the same period in 2005, due to prior period increases in capitalized software development costs.

    General and administrative expenses increased $3.3 million, or 22.1%, to $18.0 million, for the nine months ended September 30, 2006, compared to $14.7 million for the same period in 2005. The increase in expenses was related to stock based compensation costs as a result of the adoption of SFAS No. 123(R), higher employee related costs, as well as costs associated with the enterprise resource planning implementation. The company recorded a charge of $2.2 million during the nine months ended September 30, 2005, associated with the transition of our prior CEO.

    Depreciation and amortization increased $690,000, or 6.3%, to $11.6 million for the nine months ended September 30, 2006, compared to $10.9 million, for the same period in 2005. The increase was primarily the result of higher depreciation associated with the activation of our enterprise resource planning solution during the second quarter of 2006.

    In the nine months ended September 30, 2006, we completed a restructuring of the company's operations to better align our resources towards customer related activities. We recorded a charge of $8.5 million in connection with the restructuring. The restructuring was implemented to re-invest some of the cost savings into client-related activities, including client support and professional services.

    Interest income increased $1.7 million, or 80.5%, to $3.9 million for the nine months ended September 30, 2006, compared to $2.1 million for the same period in 2005. The increase was due to an improvement in yields on higher cash balances.

    As a result of these factors, we had a net loss of $1.8 million for the nine months ended September 30, 2006, compared to a net loss of $4.5 million for the same period in 2005.

LIQUIDITY AND CAPITAL RESOURCES

    During the nine months ended September 30, 2006, cash provided by operating activities was $8.9 million, primarily related to non-cash adjustments to our net loss for depreciation and amortization and stock based compensation offset by a decrease in deferred revenue and accounts payable balances. Investing activities used $75.2 million of cash, consisting of a net $51.5 million purchase of marketable securities, $10.2 million for the purchase of property and equipment, $9.5 million for the funding of capitalized software development costs, and $4.0 million for the acquisition of Sysware. The purchase of property and equipment was related to our continued investment in the infrastructure of our Technology Solutions Center to expand our remote hosting services as well as our enterprise resource planning implementation. Financing activities provided $23.9 million of cash from the exercise of stock options. Stock option exercises were higher than usual during the nine months ended September 30, 2006 as a result of exercises of options from option holders whose employment was terminated in connection with our restructuring.

    At September 30, 2006, our principal source of liquidity was our combined cash and cash equivalents and marketable securities balance of $123.2 million. Our future liquidity requirements will depend on a number of factors including, among other things, the timing and level of our new sales volumes, the cost of our development efforts, the success and market acceptance of our future product releases, and other related items. We believe that our current cash and cash equivalents and marketable securities balances, combined with our anticipated cash collections from customers will be adequate to meet our currently anticipated liquidity requirements for the next twelve months.

    The unpaid liability, related to the restructuring of our operations effected in January 2006, will be paid out in 2006 and 2007. The remaining liability at September 30, 2006 was $2.4 million.

    These amounts are expected to be funded from current cash and cash equivalent balances.

OFF-BALANCE SHEET ARRANGEMENTS

    At September 30, 2006, we do not have any material off-balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES

    We believe there are several accounting policies that are critical to understanding our historical and future performance as these policies affect the reported amount of revenue and other significant areas involving management's judgments and estimates. On an ongoing basis, management evaluates and adjusts its estimates and judgments, if necessary. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingencies. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be materially different from those estimates. There were no changes to our Critical Accounting Policies as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005 filed with the SEC on March 7, 2006, except as noted below.

Stock - Based Compensation

    Prior to January 1, 2006, we accounted for our stock-based employee compensation arrangements under the intrinsic value method prescribed by APB No. 25, as allowed by SFAS No. 123, as amended by SFAS No. 148. As a result, no expense was recognized for options to purchase our common stock that were granted with an exercise price equal to fair market value at the date of grant and no expense was recognized in connection with purchases under our employee stock purchase plan for the year ended December 31, 2005, nor in the nine months ended September 30, 2005.

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

    Effective January 1, 2006, we have adopted SFAS No. 123(R) using the modified prospective method. Under this method, compensation cost recognized during the nine months ended September 30, 2006, includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 amortized over the awards vesting period, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R) amortized on a straight-line basis over the awards vesting period. The fair value of stock options is estimated at the date of grant using the Black - Scholes option pricing model with weighted average assumptions for the activity under our stock plans. Option pricing model input assumptions such as expected term, expected volatility, and risk-free interest rate, impact the fair value estimate. Further, the forfeiture rate impacts the amount of aggregate compensation. These assumptions are subjective and generally require significant analysis and judgment to develop. When estimating fair value, some of the assumptions were based on or determined from external data (for example the risk free interest rate) and other assumptions were derived from our historical experience with share-based payment arrangements (for example, volatility and expected term). The appropriate weight to place on historical experience is a matter of judgment, based on relevant facts and circumstances. Pro forma results for prior periods have not been restated. Implementation of SFAS No. 123(R) resulted in $3.4 million and $10.7 million in stock option expense during the three and nine months ended September 30 2006, respectively. The adoption of SFAS No. 123(R) had no impact on cash flows from operations or financing activities.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We do not currently use derivative financial instruments. We do not currently enter into foreign currency hedge transactions. Foreign currency fluctuations, through September 30, 2006, have not had a material impact on our financial position or results of operations.

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

    We estimate that a one-percentage point decrease in interest rates for our marketable securities portfolio as of September 30, 2006 would have resulted in a decrease in interest income of $889,000 for a twelve month period.   This sensitivity analysis contains certain simplifying assumptions (for example, it does not consider the impact of changes in the portfolio as a result of our business needs or as a response to changes in the market). Therefore, although it gives an indication of our exposure to changes in interest rates, it is not intended to predict future results and our actual results will likely vary.

    We account for cash equivalents and marketable securities in accordance with SFAS No. 115. “Accounting for Certain Investments in Debt and Equity Securities.” Cash equivalents are short-term highly liquid investments with original maturity dates of three months or less. Cash equivalents are carried at cost, which approximates fair market value.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

    Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act as of September 30, 2006.  Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives of ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  There is no assurance that our disclosure controls and procedures will operate effectively under all circumstances.  Based upon the evaluation described above our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2006, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Controls over Financial Reporting

    No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

 PART II.
ITEM 1. LEGAL PROCEEDINGS

    The information set forth under Note 13 to the unaudited condensed consolidated financial statements of this quarterly report on Form 10-Q is incorporated herein by reference.

ITEM 1A. RISK FACTORS

    Many risks affect our business.  These risks include, but are not limited to, those described below, each of which may be relevant to decisions regarding ownership of our stock.  We have attempted to organize the description of these risks into logical groupings to enhance readability, but many of the risks interrelate or could be grouped in other ways, so no special significance should be attributed to these groupings.  Any of these risks could have a significant adverse effect on our reputation, business, financial condition or results of operations.

Risks relating to development and operation of our software

Since October 2003, we have worked to overcome the effects of technical issues we experienced at that time, and the success of our recent software releases, particularly Sunrise Clinical Manager 4.5 XA, is critical.

    In October 2003, we announced the existence of response time issues within some components of the version of our next-generation core clinical software that we were developing at that time. We concluded that this was attributable to the technical design of the software, which did not adequately support the throughput required in the highly interactive patient care environment.   These issues harmed our reputation in the marketplace and set back our software development plans.  In addition, they resulted in significant expense associated with re-development and warranty claims.  Our 2003 operating results include a $1.2 million write-down of capitalized software development costs for some of our software components, and to date we have recorded provisions related to warranty costs of $4.6 million. We still have warranty and related issues with clients associated with the October 2003 problem.  Our sales bookings, market position, and financial performance have suffered as a result. Due to this recent history, the marketplace can be expected to be particularly sensitive to additional technical issues we may encounter with our software.

    We took steps to address these issues, and our subsequent releases of Sunrise Clinical Manager 3.5 XA (3.5) in June 2004, Sunrise Clinical Manager 4.0 XA (4.0) in March 2005 and Sunrise Clinical Manager 4.5 XA (4.5) in January 2006 to date have not manifested these same throughput shortcomings.  Combined, these versions have been installed in approximately 60 locations; we believe they have performed well and achieved market acceptance.  However, these are still relatively recent releases and issues may appear in the future. In particular, 4.5 incorporates a large number of new features and functions.  As is typical with new software releases in general, 4.5 may require additional work to add functionality and to address issues that may be discovered as the software comes into use in our client base.  If we encounter serious issues with our software, our reputation, sales, client relationships and results of operations could be significantly impaired.

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

    We continuously strive to develop new software, and improve our existing software to add new features and functionality. We schedule and prioritize these development efforts according to a variety of factors, including our perceptions of market trends, client requirements, and resource availability. Our software is complex and requires a significant investment of time and resources to develop, test and introduce into use. Sometimes this takes longer than we expect. Sometimes we encounter unanticipated difficulties that require us to re-direct or scale-back our efforts. Sometimes we change our plans in response to changes in client requirements, market demands, resource availability, regulatory requirements, or other factors. All of this can result in acceleration of some initiatives and delay of others.  If we make the wrong choices or do not manage our development efforts well, we may fail to produce software that responds appropriately to our clients' needs, or we may fail to meet client expectations regarding new or enhanced features and functionality.  If we fail to deliver software within the timeframes and with the features and functionality as described in our product specifications, we could be subject to significant contractual damages.

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

    Our software strategy is substantially dependent upon Microsoft's .NET Framework and other Microsoft technologies. The .NET Framework, in particular, is a relatively new and evolving technology. If Microsoft were to cease actively supporting .NET or other technologies, fail to update and enhance them to keep pace with changing industry standards, encounter technical difficulties in the continuing development of these technologies or make them unavailable to us, we could be required to invest significant resources in re-engineering our software. This could lead to lost or delayed sales, client costs associated with platform changes, unanticipated development expenses and harm to our reputation, and would cause our financial results and business to suffer.

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

    Some of our software is complex and requires a lengthy and expensive implementation process.  Each client's situation is different, and unanticipated difficulties and delays may arise as a result of failures by us or the client to meet our respective implementation responsibilities.  Because of the complexity of the implementation process, delays are sometimes difficult to attribute solely to us or the client.  Implementation delays could motivate clients to delay payments or attempt to cancel their contracts with us or seek other remedies from us. Any inability or perceived inability to implement consistent with a client's schedule may be a competitive disadvantage for us as we pursue new business.  Implementation also requires our clients to make a substantial commitment of their own time and resources and to make significant organizational and process changes, and if our clients are unable to fulfill their implementation responsibilities in a timely fashion our projects may be delayed or become less profitable.

Implementation costs may exceed expectations, which can negatively affect our operating results.

    Each client's circumstances may include unforeseen issues that make it more difficult or costly than anticipated to implement our software. We may fail to project, price or manage our implementation services correctly.  If we do not have sufficient qualified personnel to fulfill our implementation commitments in a timely fashion, related revenue may be delayed, and if we must supplement our capabilities with expensive third-party consultants, our costs will increase.

Our performance depends upon improved software sales.

    Our software sales in the first half of 2006 did not meet our internal targets, and in the future we must achieve higher levels of software sales, consistent with our projections, in order to achieve our expectations for 2006 revenue and earnings and to provide a solid foundation for future growth. Our ability to improve sales depends upon many factors, including completion of implementation and successful use of our new software releases, particularly our pharmacy and ambulatory solutions, in live environments for referenceable clients.

Risks related to our outsourcing services

Various risks could interrupt clients' access to their data residing in our service center, exposing us to significant costs.

    We provide remote hosting services that involve running our software and third- party vendor's software for clients in our Technology Solutions Center.  The ability to access the systems and the data the Technology Solution Center hosts and supports on demand is critical to our clients.  Our operations and facilities are vulnerable to interruption and/or damage from a number of sources, many of which are beyond our control, including, without limitation: (i) power loss and telecommunications failures; (ii) fire, flood, hurricane and other natural disasters; (iii) software and hardware errors, failures or crashes; and (iv) computer viruses, hacking and similar disruptive problems.  We attempt to mitigate these risks through various means including redundant infrastructure, disaster recovery plans, separate test systems and change control and system security measures, but our precautions  may not protect against all problems.  If clients' access is interrupted because of problems in the operation of our facilities, we could be exposed to significant claims by clients or their patients, particularly if the access interruption is associated with problems in the timely delivery of medical care.  We must maintain disaster recovery and business continuity plans that rely upon third-party providers of related services, and if those vendors fail us at a time that our center is not operating correctly, we could incur a loss of revenue and liability for failure to fulfill our contractual service commitments.  Any significant instances of system downtime could negatively affect our reputation and ability to sell our remote hosting services.

Any breach of confidentiality of client or patient data in our service center could expose us to significant expense and reputational harm.

    We must maintain facility and systems security measures to preserve the confidentiality of data belonging to our clients and their patients that resides on computer equipment in our Technology Solution Center.  Notwithstanding the efforts we undertake to protect data, our measures can be vulnerable to infiltration as well as unintentional lapse, and if confidential information is compromised we could face damages for contract breach, penalties for violation of applicable laws or regulations, significant costs for remediation and re-engineering to prevent future occurrences, and serious harm to our reputation.

Recruiting challenges and higher than anticipated costs in outsourcing our clients’ IT operations may adversely affect our profitability.

    We provide outsourcing services that involve operating clients' IT departments using our employees.  At the initiation of these relationships, clients often require us to hire, at substantially the same compensation, the entire IT staff that had been performing the services we take on.  In these circumstances our costs may be higher than we target unless and until we are able to transition the workforce, methods and systems to a more scalable model.  Various factors can make this difficult, including geographic dispersion of client facilities and variation in client needs, IT environments, and system configurations.  Also, under some circumstances we may incur unanticipated costs as a successor employer by inheriting unforeseen liabilities that the client had to these employees.  Further, facilities management contracts require us to provide the IT services specified by contract, and in some places it can be difficult to recruit qualified IT personnel.  Changes in circumstances or failure to assess the client's environment and scope our services accurately can mean we must hire more staff than we anticipated in order to meet our responsibilities.  If we have to increase salaries or relocate personnel, or hire more people than we anticipated, our costs may increase under fixed fee contracts.

Inability to obtain consents needed from third parties could impair our ability to provide remote outsourcing services.

    We and our clients need consent from some third-party software providers as a condition to running their software in our data center, or to allowing our employees who work in client locations under facilities management arrangements to have access to their software.  Vendors' refusal to give such consents, or insistence upon unreasonable conditions to such consents, could reduce our revenue opportunities and make our outsourcing services less viable for some clients.

Risks related to the healthcare IT industry and market

We operate in an intensely competitive market that includes companies that have greater financial, technical and marketing resources than we do.

    We face intense competition in the marketplace. We are confronted by rapidly changing technology, evolving user needs and the frequent introduction of new software to meet the needs of our current and future clients. Our principal competitors in our software business include Cerner Corporation, Epic Systems Corporation, Meditech, GE Medical Systems (which recently acquired IDX Systems Corporation, formerly a separate competitor), McKesson Corporation, QuadraMed Corporation and Siemens AG. Other software competitors include providers of practice management, general decision support and database systems, as well as segment-specific applications and healthcare technology consultants.  Our services business competes with large consulting firms such as Deloitte & Touche and Cap Gemini, as well as independent providers of technology implementation and other services.  Our outsourcing business competes with large national providers of technology solutions such as International Business Machines Corporation, Computer Sciences Corp., Perot Systems Corporation, as well as smaller firms.  Several of our existing and potential competitors are better established, benefit from greater name recognition and have significantly more financial, technical and marketing resources than we do.  Some competitors, particularly those with a more diversified revenue base or that are privately held, may have greater flexibility than we do to compete aggressively on the basis of price.  We expect that competition will continue to increase, which could lead to a loss of market share or pressure on our prices and could make it more difficult to grow our business profitably.

    The principal factors that affect competition within our market include software functionality, performance, flexibility and features, use of open industry standards, speed and quality of implementation and client service and support, company reputation, price and total cost of ownership.  We anticipate that competition will increase as a result of continued consolidation in both the information technology and healthcare industries.  We expect large integrated technology companies to become more active in our markets, both through acquisition and internal investment.  There are a finite number of hospitals and other healthcare providers in our target market.  As costs fall, technology improves, and market factors continue to compel investment by healthcare organizations in software and services like ours, market saturation may change the competitive landscape in favor of larger competitors with greater scale.

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

    The healthcare industry faces significant financial constraints. For example, the shift to managed healthcare in the 1990's put pressure on healthcare organizations to reduce costs, and the Balanced Budget Act of 1997 dramatically reduced Medicare reimbursement to healthcare organizations. Our software often involves a significant financial commitment by our clients. Our ability to grow our business is largely dependent on our clients' information technology budgets.  If healthcare information technology spending declines or increases more slowly than we anticipate, demand for our software could be adversely affected.

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

    During the first three quarters of 2006, we had a net loss of $1.8 million. We also had a net loss or operating loss for each of the five preceding years.  We may incur losses in the future, and it is not certain that we will achieve sustained or increasing profitability.

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

    It is difficult to predict the timing of revenues that we receive from software sales, because the sales cycle can vary depending upon several factors. These include the size and terms of the transaction, the changing business plans of the client, the effectiveness of the client's management, general economic conditions and the regulatory environment. In addition, the timing of our revenue recognition could vary considerably depending upon whether our clients license our software under our subscription model or our traditional licensing arrangements. Because a significant percentage of our expenses are relatively fixed, a variation in the timing of sales and implementations could cause significant variations in operating results from quarter to quarter. We believe that period-to-period comparisons of our historical results of operations are not necessarily meaningful. Investors should not rely on these comparisons as indicators of future performance.

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

    Section 404 of the Sarbanes-Oxley Act of 2002 requires that we maintain internal controls over financial reporting that meets applicable standards.  If we fail to maintain effective internal controls and procedures in accordance with the requirements of Section 404, as such standards may be modified, supplemented or amended, we will be required to disclose those deficiencies.  If we are unable, or are perceived as unable, to produce reliable financial reports due to internal controls deficiencies, investors could lose confidence in our reported financial information and our operating results which could result in a negative market reaction.

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

    We provide software and content that provides practice guidelines and potential treatment methodologies, and other information and tools for use in clinical decision-making, provides access to patient medical histories and assists in creating patient treatment plans. If our software fails to provide accurate and timely information, or if our content or any other element of our software is associated with faulty clinical decisions or treatment, we could have liability to clients, clinicians or patients. The assertion of such claims, whether or not valid, and ensuing litigation, regardless of its outcome, could result in substantial cost to us, divert management's attention from operations and decrease market acceptance of our software. We attempt to limit by contract our liability for damages and to require that our clients assume responsibility for medical care and approve all system rules and protocols. Despite these precautions, the allocations of responsibility and limitations of liability set forth in our contracts may not be enforceable, may not be binding upon patients, or may not otherwise protect us from liability for damages. We maintain general liability and errors and omissions insurance coverage, but this coverage may not continue to be available on acceptable terms or may not be available in sufficient amounts to cover one or more large claims against us. In addition, the insurer might disclaim coverage as to any future claim. One or more large claims could exceed our available insurance coverage.

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

Our software and our vendors' software that we include in our offering could infringe third-party intellectual property rights, exposing us to costs that could be significant.

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

    Some of the software modules we offer to clients are provided by third parties.  We often rely upon these third parties to produce software that meets clients' needs and to implement and maintain that software.  If these third parties fail to fulfill their responsibilities, our relationships with affected clients could be impaired, and we could be responsible to clients for the failures.  We might not be able to recover from these third parties for all of the costs we incur as a result of their failures.

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

    An important element of our business strategy has been expansion through acquisitions. Since 1997, we have completed ten acquisitions.  While there is no assurance that we will complete any future acquisitions, any future acquisitions would involve a number of risks, including the following:

•
The anticipated benefits from any acquisition may not be achieved. The integration of acquired businesses requires substantial attention from management. The diversion of management's attention and any difficulties encountered in the transition process could hurt our business.

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

    We must make significant investments of money and management time in software development and infrastructure in order to realize the potential of our acquisition of the business of Sysware and Mosum, as described elsewhere in this report, to (i) have a fully integrated and leverageable laboratory information system to sell to our diversified client base, and (ii) build Mosum's India operations into an integrated development and support organization that can cost-effectively augment our onshore resources.

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

28

    States and foreign jurisdictions in which we or our clients operate have adopted, or may adopt, privacy standards that are similar to or more stringent than the federal HIPAA privacy standards. This may lead to different restrictions for handling individually identifiable health information. As a result, our clients may demand information technology solutions and services that are adaptable to reflect different and changing regulatory requirements which could increase our development costs. In the future, federal or state governmental authorities may impose new data security standards or additional restrictions on the collection, use, transmission and other disclosures of health information. We cannot predict the potential impact that these future rules may have on our business. However, the demand for our software and services may decrease if we are not able to develop and offer software and services that can address the regulatory challenges and compliance obligations facing our clients.

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

    From April until November 2005, our Chairman, Eugene V. Fife, served as our President and Chief Executive Officer on an interim basis, pending a search for a new, long-term Chief Executive Officer.  In November 2005, R. Andrew Eckert replaced Mr. Fife as CEO and President.  Including Mr. Eckert, five of our executive officers have joined the Company or assumed their current roles since 2005.  In January, 2006, we announced a headcount reduction of approximately 100 persons, including seven senior executives, and reorganization of our management structure.  These changes may disrupt continuity in our organization, disrupt established relationships with clients, prospects and vendors, divert our management's time and attention from the operation of our business, delay important operational initiatives, and cause some level of uncertainty among our clients and potential clients that could lead to delays in closing new business or ultimately in lost sales.

Risks related to our equity structure

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

Date: November 8, 2006
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

(1) Previously filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 000-24539 and incorporated herein by reference.

(2) Previously filed with the Registrant's Registration Statement on Form S-1, as amended (Registration No. 333-50781) and incorporated herein by reference.

(3)  Previously filed with the Company's Current Report on Form 8-K filed August 8, 2000 and incorporated herein by reference.