Form 10-K
period 2006-12-31
ECLIPSYS CORP
filed 2007-05-23
CIK 1034088

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006 or
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
Title of Each Class   Name of Each Exchange on Which Registered
                    Common Stock, $.01 par value, and
                     Preferred Stock Purchase Rights    The NASDAQ Stock Market LLC (NASDAQ Global Select)

Securities registered pursuant to Section 12(g) of the Act:
None

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
Yes [ ]    No [✓]

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
Large accelerated filer [✓  ]Accelerated filer []  Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ]   No [✓]
The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2006 based upon the closing price of the Common Stock on the NASDAQ Global Select Market for such date was $849,043,542.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Shares Outstanding as of May 16, 2007

Common Stock, $0.01 par value	53,055,049

EXPLANATORY NOTE REGARDING RESTATEMENTS

This Annual Report on Form 10-K for our fiscal year ended December 31, 2006 includes restatements of the following previously filed financial statements and data (and related disclosures): (i) our consolidated financial statements for our fiscal years ended December 31, 2005 and December 31, 2004; (ii) our selected consolidated financial data as of and for our fiscal years ended December 31, 2005, 2004, 2003 and 2002, and (iii) our unaudited quarterly financial data for fiscal year 2005 and the first three quarters in our fiscal year ended December 31, 2006. See Note 3, “Review of Stock Option Practices and Restatements of Consolidated Financial Statements,” in Notes to the Consolidated Financial Statements and Exhibit 99.1 for a detailed discussion of the effect of the restatements.

As previously announced on February 13, 2007, the Company initiated a voluntary review of its stock option grants addressing the timing of the grants and their related accounting and tax treatment, including whether the Company properly applied Accounting Principles Board Opinion (“APB”) 25 “Accounting for Stock Issued to Employees” (“APB 25”) in accounting for those grants. This review was conducted under the oversight of a special committee, consisting of two independent directors of the Company, as appointed by our Board of Directors. Outside counsel was engaged to conduct investigative and analytical portions of the review.

The review covered all stock option grants made from the Company’s initial public offering in August 1998 until the present, with particular focus upon grants made before implementation of the Sarbanes-Oxley Act in July 2002. During the course of the review, the Company and its advisors examined over thirty thousand paper and electronic documents and conducted interviews with 31 current and former employees, directors and advisors.

Through the review, the Company identified various stock option grants made during the period that had exercise prices lower than the fair market value of the Company’s common stock on the appropriate accounting measurement dates for those grants. Most of these instances occurred from March 1999 until August 2002; during that period, there were instances of selecting favorable grant dates and associated exercise prices with hindsight, repricing of previously issued options to lower exercise prices, adding additional stock options after the fact to a previously approved batch of options, and reallocation of previously issued options to different recipients at a later time, as well as administrative errors. The affected options were widely distributed to various personnel throughout the organization, and were not focused on grants to officers or directors.

The Company concluded that it did not properly apply APB 25 in accounting for some past stock option grants, primarily during the period from 1999 to 2002, and that approximately $8.9 million in additional aggregate non-cash stock-based compensation expense should have been recognized over the period 1999 through 2005. Additionally, this results in approximately $0.5 million in related incremental payroll withholding taxes over the period 1999 to 2006. Consequently, the Company will record additional compensation expense for past stock option grants in an aggregate amount of approximately $9.4 million.

The individuals responsible for making decisions about stock option grants from August 1998 to August 2002 all left the Company in 2006 or earlier for reasons unrelated to the stock option review, and are no longer associated with the Company. The Company did not conclude that any current officers or employees engaged in any knowing or intentional misconduct with regard to the Company’s past stock option grant practices.

The Company does not consider the additional expense to be material to any of the prior years presented in this Annual Report.  Based upon the results of the review, the Company is restating its financial statements.  In lieu of amending prior SEC filings to restate financial statements, the Company is including the restatements in this Annual Report.

In addition to restatements to reflect the results of the stock option review, the annual and quarterly periods presented also include other adjustments that were not recorded in the originally filed financial statements due to their immateriality.

We will restate our previously filed financial statements for the quarters ended and March 31, 2006, June 30, 2006 and September 30, 2006, when included in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2007, June 30, 2007 and September 30, 2007, respectively. The Selected Quarterly Condensed Consolidated Financial Data for the quarters ended September 30, 2006, June 30, 2006, March 31, 2006, December 31, 2005, September 30, 2005, June 30, 2005 and March 31, 2005 and related selected Management’s Discussion and Analysis for the quarters ended September 30, 2006 and June 30, 2006 are included in Exhibit 99.1 to this Annual Report. We have not amended and do not intend to amend any of the previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the periods affected by the restatements.

Part I

This report contains forward-looking statements that are based on our current expectations, assumptions, estimates and projections about our company and our industry. These statements are not guarantees of future performance and actual outcomes may differ materially from what is expressed or forecasted. When used in this report, the words “may,” “will,” “should,” “predict,” “continue,” “plans,” “expects,” “anticipates,” “estimates,” “intends,” “believe,” “could,” and similar expressions are intended to identify forward-looking statements. These statements may include, but are not limited to, statements concerning our anticipated performance, including revenue, margin, cash flow, balance sheet and profit expectations; development and implementation of our software; duration, size, scope and revenue expectations associated with client contracts; benefits provided by Eclipsys software, outsourcing and consulting services; business mix; sales and growth in our client base; market opportunities; industry conditions; and our accounting, including its effects and potential changes in accounting.

Actual results might differ materially from the results projected due to a number of risks and uncertainties. Software development may take longer and cost more than expected, and incorporation of anticipated features and functionality may be delayed, due to various factors including programming and integration challenges and resource constraints. We may change our strategy in response to client requirements, market factors, resource availability, and other factors. Implementation of some of our software is complex and time consuming. Clients' circumstances vary and may include unforeseen issues that make it more difficult or costly than anticipated to implement or derive benefit from our software, outsourcing or consulting services. The success and timeliness of our services often depend at least in part upon client involvement, which can be difficult to control. We are required to meet performance specifications, and contracts can be terminated or their scope reduced under certain circumstances. Competition is vigorous, and competitors may develop more compelling offerings or offer more aggressive pricing. New business is not assured and existing clients may migrate to competing offerings. Financial performance targets might not be achieved due to various risks, including slower-than-expected business development or new account implementation, or higher-than-expected costs to develop software, meet service commitments or sign new contracts. Our cash consumption may exceed expected levels if profitability does not meet expectations or strategic opportunities require cash investments. These and other risks and uncertainties that could cause our actual results to differ materially from our forward-looking statements are described in this report under the headings “Risk Factors” and “Management's Discussion and Analysis of Financial Condition and Results in Operations” and in our other filings made from time to time with the Securities and Exchange Commission. The cautionary statements made in this report should be read as being applicable to all related forward-looking statements wherever they appear. These statements are only predictions. We cannot guarantee future results, levels of activity, performance or achievements. All forward-looking statements attributable to us or any persons acting on our behalf are expressly qualified in their entirety by the risk factors referenced above. We assume no obligation to publicly update or revise these forward-looking statements for any reason, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future. We nonetheless reserve the right to make such updates from time to time without the need for specific reference to this report. No such update shall be deemed to indicate that other statements not addressed by such updates remain correct or create an obligation to provide any other updates.

Item 1.        Business

Overview

Eclipsys is a healthcare information technology company and a leading provider of advanced integrated information software, clinical content and professional services that help healthcare organizations improve clinical, financial, and operational processes. We develop and license proprietary software and content that is designed for use in connection with many of the key clinical, administrative and financial functions that healthcare organizations require. Among other things, our software enables physicians, nurses and other clinicians to order tests, treatment and medications and record, access and share information about patients. Our software also facilitates patient admissions, scheduling, records maintenance, invoicing, inventory control, cost accounting, and assessment of the profitability of specific medical procedures and personnel.  Our clinical content, which is integrated with our software, provides practice guidelines for use by physicians, nurses and other clinicians.

We also provide services related to our software.  These services include software and hardware maintenance, outsourcing, remote hosting of our software as well as third-party healthcare information technology applications, network services, training and consulting.

We believe that one of the key differentiators of our software is its open, flexible and modular architecture.  This allows our software to be installed one application at a time or all at once, and to generally integrate easily with software developed by other vendors or our clients. This enables our clients to install our software without the disruption and expense of replacing their existing software systems to gain additional functionality.

We market our software to small, stand-alone hospitals, large multi-entity healthcare systems, academic medical centers, community hospitals and other healthcare organizations. We have one or more of our software applications installed in, or licensed to be installed at approximately 1,500 facilities. Most of the top-ranked U.S. hospitals named in U.S. News & World Report’s Honor Roll use one or more of our solutions.

Available Information

Our Web site address is www.eclipsys.com.  We make available free of charge, on or through our Web site, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission or SEC. The information on our Web site is not incorporated into this annual report.

The SEC also maintains an Internet web site that contains reports, proxy and information statements and other information regarding issuers, such as us, that file electronically with the SEC. The SEC’s Web site is located at www.sec.gov.

Eclipsys was incorporated in Delaware as “Integrated Healthcare Solutions, Inc.” in 1995 and we changed our name to “Eclipsys Corporation” in 1997.

Segments

Eclipsys operates in one segment, as further described in Note 2, “Summary of Significant Accounting Policies” in Notes to the Consolidated Financial Statements.

Recent Developments

Software

We released Sunrise Clinical Manager 4.5 XA in January 2006.  The Sunrise 4.5 XA advanced clinical suite builds upon our previous releases and adds significant new or expanded capabilities, including the fully integrated capabilities of our Sunrise Ambulatory Care™, Sunrise Emergency Care™ and Sunrise Medication Management™ solutions.  Sunrise 4.5 XA also builds upon recent enhancements to our Sunrise Patient Financial Manager™ and Sunrise Decision Support™ solutions. These solutions help save healthcare enterprises significant time and costs by streamlining workflows and optimizing clinical practices across the organization. During 2006, we completed implementation of Sunrise Clinical Manager 4.5 XA at more than 25 client sites and implementations at more than 35 additional client sites are underway or scheduled for 2007.

On October 23, 2006, we announced that Eclipsys’ Sunrise Ambulatory Care™ 4.5 complies with the Certification Commission for Healthcare Information Technology (CCHIT) for ambulatory electronic health record criteria for 2006. Ambulatory electronic health records are designed for physician offices and clinics where most Americans get their healthcare. The CCHIT is an independent, nonprofit organization that reviews electronic health record software against its set of certification criteria designed to evaluate functionality, interoperability and security.

Acquisitions

In July 2006, we acquired certain assets of Sysware Healthcare Systems, Inc. (“Sysware”), a laboratory information system company. During December 2006, we closed a stock acquisition of Mosum Technology (India) Private Limited (“Mosum”), Sysware’s related software-development organization in India, once applicable Indian regulatory approvals were received. From July 2006 to such closing, we operated Mosum under a management agreement. Since 2004, Eclipsys and Sysware shared a strong strategic business relationship, with Eclipsys marketing Sysware's PowerLAB solution under the Eclipsys Sunrise Laboratory™ brand. This asset acquisition built upon that partnership and acknowledges the value of an integrated laboratory information system as a core module of Eclipsys' Sunrise Clinical Manager suite of advanced clinical information solutions. It also provided us with the foundation for our growing development and support organization in India. In December 2006, we acquired Van Slyck & Associates, Inc., or VSA. VSA is a patient classification, acuity-driven nurse staffing service and software company. Since 2004, Eclipsys has offered Sunrise Patient Acuity™, a module that includes VSA’s patient acuity methodology embedded into the interdisciplinary clinical documentation capabilities of Eclipsys’ Sunrise Clinical Manager™. Sunrise Patient Acuity taps the VSA methodology, which enables calculation of patient acuity -the patient's severity and complexity of illness or injury - as an automatic byproduct of nursing documentation, and generates nurse staffing models based upon patient acuity to enable nurse managers to staff their units appropriately to ensure improved quality of care. With this acquisition, Eclipsys will be able to further expand its integrated solutions’ staffing and productivity management and reporting capabilities.

Key Hires and Promotions

In January 2006, we named John E. Deady Executive Vice President Client Solutions. Mr. Deady oversees our sales, sales support, corporate marketing and software marketing operations.

In August 2006, we named Jan Smith Senior Vice President Human Resources.

In December 2006, we promoted Frank Stearns to Executive Vice President Client Operations. In that capacity, Mr. Stearns manages our professional services, software support and remote hosting operations.

In January 2007, we promoted John McAuley to Senior Vice President Outsourcing. He now manages our outsourcing operations.

In February 2007, we named Bob Elson, MD, MS our new Chief Medical Officer. Dr. Elson will work with Eclipsys senior executives to set our long-term clinical strategy and short-term priorities for Eclipsys solutions. Additionally, Dr. Elson will be responsible for executive-level and physician sales support. In February 2007, we announced that Nitin Deshpande will join Eclipsys as president of India operations, where he will be responsible for managing all day-to-day operations of Eclipsys India.

In February 2007, we announced that Joe Petro joined Eclipsys as Senior Vice President Software Development. He will be responsible for managing our software research and development activities.

Restructuring Activities

In January 2006, we effected a restructuring of our operations which included a reduction in headcount of approximately 100 individuals, and the reorganization of our Company. This was undertaken to better align our organization, reduce costs, and re-invest some of the cost savings into client-related activities including client support and professional services. In December 2006, we realigned certain management resources and consolidated some facilities to eliminate excess office space.

These activities resulted in restructuring charges of $14.7 million in the year ended December 31, 2006. Severance charges were $12.2 million, of which $3.6 million related to the termination of employment of certain management personnel. Of this charge, $1.3 million was for non-cash stock-based compensation. The excess office space consolidation resulted in charges of $2.5 million related to the closing of three facilities.

Savings from these restructuring activities are being reinvested in our business to finance a planned increase in our research and development capabilities and client services.

Challenges for 2007

Our release of SCM 4.5 XA in January 2006 included new functionality, and we are implementing this new software with a number of clients. In addition, our newest integrated medication management and ambulatory software is early in its lifecycle and is being implemented by many clients for the first time. Furthermore, we are currently developing the next major release of our core clinical software, SCM 5.0 XA. In the event our new software does not continue to achieve market acceptance, we experience any significant delays in implementing these new releases, or the software does not function as expected, our results of operations could be negatively affected, including a delay or loss in closing future new sales transactions.

Our software sales in 2006 did not meet our internal targets and the attainment of the results we expect for 2007 will depend upon future software license fees, continued improvement in our professional service revenues and margins, and continued successful client activations.

The Company’s name recognition in the marketplace continues to be relatively low. In 2007, we have begun an image-building campaign to increase name recognition. In addition, we have placed new leaders in sales, marketing and sales support.

Healthcare Industry Factors

Healthcare organizations are under increased pressure to reduce medical errors and increase operational efficiencies. Our software and services are designed to help clients achieve these objectives. Legislation is also requiring changes within the healthcare industry. We believe that these changes may increase demand for healthcare information technology software and services such as ours.

The Decade of Health Information Technology. On April 27, 2004, President George W. Bush issued an executive order that established the position of National Health Information Technology Coordinator within the Department of Health & Human Services. The post was created to provide leadership for the development and nationwide implementation of an interoperable health information technology infrastructure to improve the quality and efficiency of healthcare in the United States. The vision of this infrastructure is to:
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
On July 21, 2004, the Secretary of Health & Human Services released the first outline of a 10-year plan to build the national electronic health information infrastructure. The report entitled, “The Decade of Health Information Technology: Delivering Consumer-centric and Information-rich Health Care,” concluded that federal leadership can facilitate efforts to be carried out by the private sector and laid out the broad steps needed to achieve widespread electronic health records for Americans. This report was a response to the call by President Bush in 2004 to achieve electronic health records for most Americans within a decade.

CCHIT.  The Health & Human Services initiatives have, among other things, led to the creation of the private-sector Certification Commission for Health Information Technology, or CCHIT, which consists of 15 commissioners from across the healthcare industry. CCHIT is developing a set of private sector determined criteria for electronic health record functionality, interoperability, reliability and security, and is inspecting electronic health record software to determine its performance against these criteria. Eclipsys’ Sunrise Ambulatory Care™ 4.5 met CCHIT’s ambulatory electronic health record criteria for 2006.

Institute of Medicine. In 1999, the Institute of Medicine issued a report titled, “To Err Is Human: Building a Safer Health System” calling for the expanded use of information technology to reduce avoidable medical errors by 50 percent in the U.S. over the ensuing five-year period. According to that report, between 44,000 and 98,000 people died each year as a result of medical errors. The Institute of Medicine concluded that more people were injured from preventable mistakes than from many other common illnesses or accidents. The Institute of Medicine report identified medication and pharmacy errors as significant causes of deaths and adverse events. In 2003, the Institute of Medicine released a separate report stating that medical errors may be reduced through widespread adoption of information technology, such as electronic medical records that can be connected through a national system linking all healthcare organizations.

Health Insurance Portability and Accountability Act. The federal Health Insurance Portability and Accountability Act of 1996 or HIPAA, seeks to impose national health data standards on covered entities. Under HIPAA, a covered entity includes (i) healthcare providers that conduct electronic health transactions; (ii) healthcare clearinghouses that convert health data between HIPAA-compliant and non-compliant formats; and (iii) health plans. The HIPAA standards prescribe, among other things, transaction formats and code sets for electronic health transactions, in order to protect individual privacy by limiting the uses and disclosure of individually identifiable health information. HIPAA also requires covered entities to implement administrative, physical and technological safeguards to ensure the confidentiality, integrity, availability and security of individually identifiable health information in electronic form.

Under HIPAA, covered entities are required to utilize HIPAA-compliant products, software and services. We believe that the need for HIPAA-compliant software will continue to create demand for software and services like ours. We are not a covered entity under HIPAA, but many of our clients are. Accordingly, we have developed our software to facilitate HIPAA compliance.

The Joint Commission. The Joint Commission (formerly known as the Joint Commission on Accreditation of Healthcare Organizations) is an independent non-profit organization that provides voluntary evaluation and accreditation for more than 15,000 healthcare organizations in the United States. The Joint Commission periodically introduces new process improvement initiatives, standards and performance measurements that are used to assess hospitals. The Joint Commission has also established patient safety standards and each year approves annual National Patient Safety Goals that include specific recommendations for improving patient safety. Most of our clients seek to comply with the Joint Commission standards. We believe that clients use our software and services to help them meet the Joint Commission standards.

The Internet. The Internet enables consumers to be more involved in their healthcare choices, and provides increased availability of medical information to physicians, clinicians and healthcare workers. As consumers adopt Web-centric lifestyles, we believe that software and services like ours will become more appealing to a wider client base.

Our Offering

We provide the following software and services:

  Clinical and financial software for use by healthcare organizations and clinicians;
  Professional services related to implementation and use of our software;
  Consulting services to help our clients improve their operations;
  IT outsourcing;
  Remote hosting of client IT systems, including our software and third-party software;
  Hardware and Networks.

Additional details regarding our software and services offering are provided below:

Software

Eclipsys software provides comprehensive functionality that helps healthcare organizations and care providers address many of their key clinical, financial and administrative needs.  Among other things, our software is designed to:

•
Provide healthcare organizations with tools to improve clinical workflow and support clinical, financial and operational decision-making throughout the organization, as well as information they use to negotiate with insurance companies, Medicare and Medicaid, to maximize collections and minimize payment denials.

•
Provide clinicians with access to patient information, evidence-based clinical content and supporting references, such as medical journals, as well as information regarding costs and effects of patient tests and treatments.

•	Permit simultaneous access to consolidated patient information by multiple users from access points throughout the clinical environment and from remote locations.

We have been committed to building our software on, and re-engineering and migrating existing software to, an architecture based on the Microsoft .NET Framework and other industry-standard technologies. We believe this approach allows our software to be more open and extensible, making it easier to integrate with a client’s legacy and ancillary systems. We believe this architecture enables healthcare organizations to continue to derive value from their existing technology investments, and add other software as functional needs and resources dictate.

Sunrise software built upon our XA architecture shares a common database model known as a Healthcare Data Repository. The Healthcare Data Repository can be used by all components within XA-based Eclipsys software, regardless of where in the healthcare organization a physician, nurse or employee is located. Our XA-based solutions are designed to prevent the isolation of information and duplication of functionality that can occur with other information technology systems. We believe that this approach will enable a faster, more cost-effective implementation of our software, simplify software maintenance and provide a lower total cost of ownership.

The following summarizes our principal software offerings:

Sunrise Clinical Manager is a computerized patient record system that provides patient information to clinicians at the point of decision-making. Sunrise Clinical Manager allows a physician to enter orders quickly and efficiently, and provides evidence-based clinical decision support at the time of order entry.  Sunrise Clinical Manager’s core capabilities and related modules are designed for use in the acute care, critical care emergency department, ambulatory clinic and physician office settings, and include the following features among others:

•
Order entry, communication and management, which enables physicians to order online prescriptions and laboratory or diagnostic tests or procedures, and routes the orders to the appropriate department or party within the organization for fulfillment.

•
Knowledge-based orders, which is a clinical decision support system that uses a rules database to help physicians minimize the risk of possible problems with or conflicts between newly entered orders and existing patient information. A set of clinical rules developed by physicians is available with knowledge-based orders. Clients can modify these existing rules or develop their own clinical rules.

•
Clinical decision support, which triggers alerts, including by e-mail or pager, upon the occurrence of a specified change in a patient’s condition or other physician-designated events, such as the delivery of unfavorable laboratory results, while relating the new information to information already in the system for that patient.

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

Sunrise Access Manager enables healthcare providers to identify a patient at any time within a hospital and to collect and maintain patient information on an enterprise-wide basis. It provides the following features:

•	Captures demographic, insurance, referral and primary-care provider information and helps automate patient admission, discharge and transfer processes.
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

Sunrise Patient Financial Manager provides centralized enterprise-wide business office capabilities:

•
Patient accounting, which facilitates the patient-billing and accounts receivable functions, including bill generation, reimbursement management to monitor receivables, the collection activities and contract compliance analysis, as well as follow-up processing and reporting functions. Paperless processing is possible through real-time inquiry, editing, sorting, reporting, commenting and updating from other applications, including modules in Sunrise Access Manager and Sunrise Clinical Manager modules.

•
Contract management, which is used in conjunction with other Sunrise software to ensure that patient care complies with the payment terms, restrictions, approval requirements and other rules and regulations of each insurance plan and managed care contracts.

•	Single-statement billing and registration across the entire enterprise, and enterprise-wide access and outcomes analysis.

Sunrise Decision Support integrates data from throughout the enterprise to create a clinical and financial data repository that can be used as an analytical tool and provides the following features:

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

•	Helps clients measure and document improved clinical outcomes and facilitates economic analysis.
•	Facilitates cost and profitability analysis and strategic planning, modeling and forecasting.

Sunrise Clinical Analytics™ is an online analytic processing database and reporting companion to Sunrise Clinical Manager. Sunrise Clinical Analytics automates the development of sophisticated reporting objects that are focused on quality management analysis, pay-for-performance measures, clinical practice analysis, clinical decision support analysis and outcomes analysis. It provides verifiable information about adherence to guidelines, length of stay, the development of some morbid conditions, and other outcomes. Sunrise Clinical Analytics extracts information from a replicated copy of Sunrise Clinical Manager, and creates and updates fact and dimension tables for analysis using business intelligence tools.

Sunrise Record Manager™ provides comprehensive clinical data management and enterprise-wide document and image-management functions:

•	Enables capture of patient identification and consent forms and other documents through document imaging and document scanning and interfaces with other electronic document systems.
•	Includes tools for managing patient medical records, including tracking record locations, chart requests, and secured release of information.
•	Joint Commission-compliance deficiency and chart completion management functions, including HIPAA-compliant electronic signature functions.
•	Medical records abstracting, working with industry-standard encoders.

Sunrise Laboratory provides a comprehensive set of tools that help manage the data surrounding the samples that are received in the laboratory. It is designed to streamline, simplify and support the different workflows within the laboratory which include:

•	Manages the different methods in which the results are to be reported
•	Enables the user to track specimens at both a patient and specimen level throughout the laboratory providing for immediate access to the specimen
•	Includes tools for managing the services within and outside the hospital confines
•	Improves efficiency through streamlined workflows and the use of business logic

Knowledge-Based Charting™ an integrated module of Sunrise Clinical Manager, provides clinicians with immediate access to an interdisciplinary professional practice framework and evidence-based clinical practice guidelines. As a result, Knowledge-Based Charting integrates best practices from multiple disciplines at the point of care and other points of decision-making to help individualize and improve healthcare delivery.

eLink  provides tools to enable the integration of clinical and financial data from disparate existing systems within an integrated health network.

Eclipsys Diagnostic Imaging Solutions comprise a comprehensive radiology information system (Sunrise Radiology™) and picture archiving and communications system (Sunrise PACS™), that can be implemented together, separately, or part of an image-enabled clinical information system to deliver imaging data as an integrated part of the overall patient record that is accessible to clinicians at the point of care on any Sunrise-enabled device.

Other Services

Professional Services.  Implementation of some of our software is complex.  We offer our clients professional assistance in the implementation of our software, the conversion and integration of their historical data into our software and systems, and ongoing training and support in the use of our software.  We also provide maintenance releases and software updates, on a when and if available basis.

Consulting Services.  We offer consulting services to help clients improve their operations.

IT Outsourcing. Eclipsys provide full, partial or transitional IT outsourcing services to our clients. We assume partial to total responsibility for a healthcare organization’s IT operations using our employees. These services include facilities management, by which we assume responsibility for all aspects of client internal IT operations, as well as network outsourcing, which relieves our clients of the need to secure and maintain an expensive IT infrastructure in a rapidly changing technological environment and transition management, which offers our clients a solution for migrating their IT to new processes, technologies or platforms without interfering with healthcare delivery.

Remote Hosting. We provide remote hosting services to our clients. Under this offering we assume processing of a number of Eclipsys and non-Eclipsys applications for our clients using equipment and personnel at our facilities. This minimizes the capital investment, operating expense, and management challenges of maintaining the environment, equipment and technical staff required to support an organization’s IT operations.

Hardware and Networks. As part of our commitment to being a comprehensive software and services provider, we sell a variety of desktop, network and platform solutions including hardware, middleware and related services.  We also offer network services.  Our professionals assess changes in network utilization and function, forecast necessary upgrades to accommodate a client’s growth, and design the changes required to support our clients’ needs for network performance and functionality.

Sales and Marketing

Our sales and marketing teams serve small, stand-alone hospitals, large multi-entity healthcare systems, academic medical centers, community hospitals and other healthcare organizations.  We sell our software and services primarily in North America exclusively through our direct sales force, which is structured in geographic regions, with sales staff dedicated to either new business or existing client sales. Sales teams focusing on certain specialty solution areas, such as ancillary (departmental) software, outsourcing and/or remote hosting, etc., further support the regionalized sales teams.

Our marketing group develops targeted campaigns designed to increase demand for our software and services, as well as increase corporate awareness and brand identity for our company.  In addition to advertising, direct mail, public relations and Internet marketing, our marketing group produces a wide range of collateral and sales support training and materials, and manages our annual Eclipsys User Network™ client conference and our presence at numerous industry trade shows throughout the year.

International

In 2006, we acquired Mosum Technology (India) Private Limited, a laboratory software-development organization in India. We are now expanding the size and scope of our operations in India. We believe that India provides a solid base of educated professionals to work on research development and support of our software, at an economically effective cost.

Research and Development

We seek to maintain technological competitiveness and respond to market trends and our clients’ evolving needs. Our software is based on Microsoft’s .NET Framework and other industry standards. We are also creating new functionality for our existing software. We have limited our reliance on outside vendors that have historically aided our internal personnel in software development. We use Microsoft’s Solutions Framework development methodology to gauge the quality and performance of our software development efforts. As part of these processes, we have also involved clients in our software design process, enabling them in some cases to have direct and regular access to the development staff, including its senior leadership.

Our latest-generation clinical and access solutions utilize the same architecture and share the same Health Data Repository and many other components, while being adapted for the workflows of different environments.  This enables Eclipsys clients to tie together their workflows, operations and the entire continuum of care.   Further, our software is built upon an open architecture that supports the secure exchange of data between systems, as well as the ability to embed evidence-based content.

Our spending on research and development (including capitalized software development costs) was $72.1 million, $71.9 million and $73.4 million in 2006, 2005 and 2004, respectively.

In November 2004, we announced the general availability of Sunrise ED Manager 3.6 XA and Sunrise Ambulatory Care Manager 3.6 XA. In the first quarter of 2005, we released Sunrise Clinical Manager 4.0XA, which contained new features and enhancements in several key areas including incremental functionality related to ambulatory, emergency department, critical care, medication management and nursing.   Additionally, we released Remote Access Services (RAS) 4.0 XATM and Pocket SunriseTM 4.0 XA, which enhanced users’ ability to access our applications from remote locations.  Furthermore, in November 2005 we announced the release of Sunrise Radiology Information System (RIS), which automates radiology workflow.

In January 2006, we released Sunrise Clinical Manager 4.5 XA.  This release contained approximately 1,500 incremental functions which continued to enhance the capabilities of our offering in all major clinical areas including ambulatory, emergency department, critical care and nursing.  Additionally, this release included integrated end-to-end medication management capabilities and builds upon recent enhancements to our Sunrise Patient Financial Manager and Sunrise Decision Support Manager solutions.

Competition

We face intense competition in the marketplace. We are confronted by rapidly changing technology, evolving user needs and the frequent introduction of new software to meet the needs of our current and future clients. Our principal competitors in our software business include Cerner Corporation, Epic Systems Corporation, Medical Information Technology, Inc, GE Healthcare, McKesson Corporation, and Siemens AG. Other software competitors include providers of practice management, general decision support and database systems, as well as segment-specific applications and healthcare technology consultants.  Our services business competes with large consulting firms such as Deloitte & Touche and Cap Gemini, as well as independent providers of technology implementation and other services.  Our outsourcing business competes with large national providers of technology solutions such as IBM, Corporation Computer Sciences Corp., and Perot Systems Corporation, as well as smaller firms.  Several of our existing and potential competitors are better established, benefit from greater name recognition and have significantly more financial, technical and marketing resources than we do.  Some competitors, particularly those with a more diversified revenue base or that are privately held, may have greater flexibility than we do to compete aggressively on the basis of price.  Vigorous and evolving competition could lead to a loss of market share or pressure on our prices and could make it more difficult to grow our business profitably.

The principal factors that affect competition within our market include software functionality, performance, flexibility and features, use of open industry standards, speed and quality of implementation and client service and support, company reputation, price and total cost of ownership.  We anticipate continued consolidation in both the information technology and healthcare industries and integrated technology companies may become more active in our markets, both through acquisition and internal investment.  There is a finite number of hospitals and other healthcare providers in our target market.  As costs fall, technology improves, and market factors continue to compel investment by healthcare organizations in software and services like ours, market saturation may change the competitive landscape in favor of larger competitors with greater scale.

Employees

As of December 31, 2006, we had 2,220 employees. Our success depends significantly on our continued ability to attract and retain highly skilled and qualified personnel. Competition for such personnel is intense in our industry, particularly for software developers, implementation and service consultants and sales and marketing personnel. We cannot be assured that we will continue to attract and retain qualified personnel. Our employees are not represented by any labor unions. We consider our relations with our employees to be good.

Financial Information about Geographic Areas

Revenues from U.S. operations totaled $394.5 million, $359.3 million, and $293.1 million in 2006, 2005, and 2004, respectively. Revenues from outside the United States totaled $33.1 million, $24.0 million, and $16.0 million in 2006, 2005 and 2004, respectively. Long-lived assets in the United States totaled $109.8 million and $108.4 million in 2006 and 2005, respectively. Long-lived assets in other countries totaled $3.8 million and $2.9 million in 2006 and 2005, respectively. See Note 14 to the consolidated financial statements.

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

Software development is time consuming, expensive and complex.  Unforeseen difficulties can arise. We may encounter technical obstacles, and it is possible that we could discover additional problems that prevent our software from operating properly. If our software contains errors or does not function consistent with software specifications or client expectations, clients could assert liability claims against us and/or attempt to cancel their contracts with us.  These risks are generally more significant for newer software, until it has been used for enough time in enough client locations for us to have addressed issues that are discovered through use in disparate circumstances and environments.  Due to our development efforts, we generally have significant software that could be considered relatively new and therefore more vulnerable to these risks, including at present our medication management and ambulatory software, among other things.  It is also possible that future releases of our software, which would typically include additional features, may be delayed or may require additional work to address issues that may be discovered as the software comes into use in our client base. If we fail to deliver software with the features and functionality as described in our software specifications, we could be subject to significant contractual damages.

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

Failure of security features of our software could expose us to significant expense and harm our reputation.

Clients use our systems to store and transmit highly confidential patient health information.  Because of the sensitivity of this information, security features of our software are very important.  If, notwithstanding our efforts, our software security features do not function properly, or client systems using our software are compromised, we could face claims for contract breach, penalties for violation of applicable laws or regulations, significant costs for remediation and re-engineering to prevent future occurrences, and serious harm to our reputation.

Risks related to sales and implementation of our software

The length of our sales and implementation cycles may adversely affect our future operating results.

We have experienced long sales and implementation cycles. How and when to implement, replace, expand or substantially modify an information system, or modify or add business processes, are major decisions for healthcare organizations, our target client market. Furthermore, our software generally requires significant capital expenditures by our clients. The sales cycle for our software ranges from 6 to 18 months or more from initial contact to contract execution.  Our implementation cycle has generally ranged from 6 to 36 months from contract execution to completion of implementation. During the sales and implementation cycles, we will expend substantial time, effort and resources preparing contract proposals, negotiating the contract and implementing the software. We may not realize any revenues to offset these expenditures and, if we do, accounting principles may not allow us to recognize the revenues during corresponding periods. Additionally, any decision by our clients to delay purchasing or implementing our software may adversely affect our revenues.

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

Our performance depends upon software sales.

We must achieve higher levels of software sales, consistent with our projections, in order to achieve our expectations for annual revenue and earnings and to provide a solid foundation for future growth. Our ability to improve sales depends upon many factors, including completion of implementation and successful use of our new software releases, particularly our pharmacy and ambulatory solutions, in live environments for clients who achieve success and are willing to become reference sites for us.

Risks related to our IT or technology services

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

Any breach of confidentiality of client or patient data in our service center could expose us to significant expense and harm our reputation.

We must maintain facility and systems security measures to preserve the confidentiality of data belonging to our clients and their patients that resides on computer equipment in our Technology Solution Center.  Notwithstanding the efforts we undertake to protect data, our measures can be vulnerable to infiltration as well as unintentional lapse, and if confidential information is compromised we could face claims for contract breach, penalties for violation of applicable laws or regulations, significant costs for remediation and re-engineering to prevent future occurrences, and serious harm to our reputation.

Recruiting challenges and higher than anticipated costs in outsourcing our clients' IT operations may adversely affect our profitability.

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

Inability to obtain consents needed from third parties could impair our ability to provide remote IT or technology services.

We and our clients need consent from some third-party software providers as a condition to running their software in our data center, or to allowing our employees who work in client locations under facilities management arrangements to have access to their software.  Vendors' refusal to give such consents, or insistence upon unreasonable conditions to such consents, could reduce our revenue opportunities and make our IT or technology services less viable for some clients.

Risks related to the healthcare IT industry and market

We operate in an intensely competitive market that includes companies that have greater financial, technical and marketing resources than we do.

We face intense competition in the marketplace. We are confronted by rapidly changing technology, evolving user needs and the frequent introduction of new software to meet the needs of our current and future clients. Our principal competitors in our software business include Cerner Corporation, Epic Systems Corporation, Medical Information Technology, Inc., GE Healthcare, McKesson Corporation, and Siemens AG. Other software competitors include providers of practice management, general decision support and database systems, as well as segment-specific applications and healthcare technology consultants.  Our services business competes with large consulting firms such as Deloitte & Touche and Cap Gemini, as well as independent providers of technology implementation and other services.  Our outsourcing business competes with large national providers of technology solutions such as IBM Corporation, Computer Sciences Corp., Perot Systems Corporation, as well as smaller firms.  Several of our existing and potential competitors are better established, benefit from greater name recognition and have significantly more financial, technical and marketing resources than we do.  Some competitors, particularly those with a more diversified revenue base or that are privately held, may have greater flexibility than we do to compete aggressively on the basis of price.  Vigorous and evolving competition could lead to a loss of market share or pressure on our prices and could make it more difficult to grow our business profitably.

The principal factors that affect competition within our market include software functionality, performance, flexibility and features, use of open industry standards, speed and quality of implementation and client service and support, company reputation, price and total cost of ownership.  We anticipate continued consolidation in both the information technology and healthcare industries and large integrated technology companies may become more active in our markets, both through acquisition and internal investment.  There is a finite number of hospitals and other healthcare providers in our target market.  As costs fall, technology improves, and market factors continue to compel investment by healthcare organizations in software and services like ours, market saturation may change the competitive landscape in favor of larger competitors with greater scale.

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

Many healthcare organizations have consolidated to create larger healthcare enterprises with greater market power. If this consolidation trend continues, it could reduce the size of our target market and give the resulting enterprises greater bargaining power, which may lead to erosion of the prices for our software. In addition, when healthcare organizations combine they often consolidate infrastructure including IT systems, and acquisition of our clients could erode our revenue base.

Potential changes in standards applicable to our software could require us to incur substantial additional development costs.

Integration and interoperability of the software and systems provided by various vendors are important issues in the healthcare industry.  Market forces or regulatory authorities could cause emergence of software standards applicable to us, and if our software is not consistent with those standards we could be forced to incur substantial additional development costs to conform. For example, the CCHIT is developing comprehensive sets of criteria for the functionality, interoperability, and security of various software modules in our industry. Achieving CCHIT certification is evolving as a de facto competitive requirement, resulting in increased research and development and administrative expense to conform to these requirements.  If our software is not consistent with emerging standards, our market position and sales could be impaired and we may have to change our software.

Risks related to our operating results, accounting controls and finances

We have a history of operating losses and we cannot predict future profitability.

During each of the four preceding years, we had a net loss or operating loss. We may incur losses in the future, and it is not certain that we will achieve sustained or increasing profitability.

Our operating results may fluctuate significantly and may cause our stock price to decline.

We have experienced significant variations in revenues and operating results from quarter to quarter. Our operating results may continue to fluctuate due to a number of factors, including:

•	the performance of our software and our ability to promptly and efficiently address software performance shortcomings or warranty issues;
•	the cost, timeliness and outcomes of our software development and implementation efforts, including expansion of our presence in India;
•	the timing, size and complexity of our software sales and implementations;
•	overall demand for healthcare information technology;
•	the financial condition of our clients and potential clients;
•	market acceptance or our new services, software and software enhancements by us or our competitors;
•	client decisions regarding renewal or termination of their contracts;
•	software and price competition;
•	personnel changes and other organizational changes and related expenses;
•	significant judgments and estimates made by management in the application of generally accepted accounting principles;
•	healthcare reform measures and healthcare regulation in general; and
•	fluctuations in general economic and financial market conditions; including interest rates.

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

Our past stock option practices and related accounting issues may result in litigation, regulatory proceedings and governmental enforcement actions.

As a result of our voluntary review of historical stock option practices, we concluded that incorrect measurement dates were used for accounting for certain prior stock option grants. As a result, we recorded additional non-cash stock-based compensation expense, and related tax effects, with regard to certain past stock option grants, and we restated certain previously filed financial statements included in this Form 10-K. See Note 3 to the Consolidated Financial Statements.

The review and related activities have required us to incur substantial expenses for legal, accounting, tax and other professional services, which will affect our financial results for 2007.

While we believe appropriate judgments have been made in determining the correct measurement dates for our stock option grants, the SEC may disagree with the manner in which we have accounted for and reported, or not reported, the financial impact. Accordingly, there is a risk we may have to further restate our prior financial statements, amend prior filings with the SEC, or take other actions not currently contemplated.  Additionally, if the SEC disagrees with the manner in which we have accounted for and reported, or not reported, the financial impact of past stock option grants, there could be delays in filing subsequent SEC reports that could subject our common stock to potential delisting from the NASDAQ Global Select Market.

Our past stock option granting practices and the restatement of prior financial statements have exposed us to risks associated with claims by stockholders or employees, regulatory proceedings, government enforcement actions and related investigations and litigation. These risks include significant expenses, management distraction and potential damages, penalties, other remedies, or adverse findings, which could harm our business, financial condition, results of operations and cash flows.

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

Loss of revenue from large clients could have significant negative impact on our results of operations and overall financial condition.

During the fiscal year ended December 31, 2006, approximately 40% of our revenues were attributable to our 20 largest clients.  In addition, approximately 36% of our accounts receivable as of December 31, 2006 were attributable to 20 clients. Loss of revenue from significant clients or failure to collect accounts receivable, whether as a result of client payment default, contract termination, or other factors could have a significant negative impact on our results of operation and overall financial condition.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires that we maintain internal control over financial reporting that meets applicable standards. We have a material weakness in maintaining effective internal control over financial reporting in accordance with the requirements of Section 404 (see Item 9A. “Controls and Procedures”), and it is possible that we might in the future have another material weakness in maintaining such effective internal control over financial reporting.  If we are unable, or are perceived as unable, to produce reliable financial reports due to internal control deficiencies, investors could lose confidence in our reported financial information and our operating results which could result in a negative market reaction.

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

Risks related to our strategic relationships and initiatives

We depend on licenses from third parties for rights to some of the technology we use, and if we are unable to continue these relationships and maintain our rights to this technology, our business could suffer.

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

An important element of our business strategy has been expansion through acquisitions and while there is no assurance that we will complete any future acquisitions, any future acquisitions would involve a number of risks, including the following:

•
The anticipated benefits from any acquisition may not be achieved. The integration of acquired businesses requires substantial attention from management. The diversion of management’s attention and any difficulties encountered in the transition process could hurt our business.

•
In future acquisitions, we could issue additional shares of our common stock, incur additional indebtedness or pay consideration in excess of book value, which could have dilutive effect on future net income, if any, per share.

•
New business acquisitions must be accounted for under the purchase method of accounting. These acquisitions may generate significant intangible assets and result in substantial related amortization charges to us.

Additional investment will be required to realize the potential of our Sysware and Mosum acquisition.

We must make significant investments of money and management time in software development and infrastructure in order to realize the potential of our acquisition of the business of Sysware and Mosum to (i) have a fully integrated and leverageable laboratory information system to sell to our diversified client base, and (ii) build Mosum's India operations into an integrated development and support organization that can cost-effectively augment our onshore resources. If the additional investment turns out to be more than what we anticipated, this may negatively affect our results of operations.

Risks related to industry regulation

Potential regulation by the U.S. Food and Drug Administration of our software and content as medical devices could impose increased costs, delay the introduction of new software and hurt our business.

The U.S. Food and Drug Administration, or FDA, may become increasingly active in regulating computer software or content intended for use in the healthcare setting. The FDA has increasingly focused on the regulation of computer software and computer-assisted products as medical devices under the Food, Drug, and Cosmetic Act, or the FDC Act. If the FDA chooses to regulate any of our software, or third party software that we resell, as medical devices, it could impose extensive requirements upon us, including the following:

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

Risks related to our personnel and organization

Our growing operations in India expose us to risks specific to international operations that could have an adverse effect on our results of operations.

As a result of our 2006 acquisition of Mosum, we have a significant workforce employed in India. To date our operations in India have focused primarily upon our laboratory software, but we intend to increase the size and scope of our operations in India to include additional research and development and administrative functions, with the expectation that our India operations will be integral to the Company. This involves significant challenges that are increased by our lack of prior experience managing operations in India. Further, while there are certain cost advantages to operating in India, significant increases in the numbers of foreign businesses that have established operations in India and commensurate competition to attract and retain skilled employees has increased, and will likely continue to increase, compensation costs. As a result of these and other factors there can be no assurance that we will successfully integrate our India operations, or that our India operations will advance our business strategy and provide a satisfactory return on this investment.

In addition, our reliance on a workforce in India exposes us to disruptions in the business, political and economic environment in that region. Maintenance of a stable political environment is important to our operations, and terrorist attacks and acts of violence or war may directly affect our physical facilities and workforce or contribute to general instability. Our operations in India may also be affected by trade restrictions, such as tariffs or other trade controls, as well as other factors that may adversely affect our business and operating results.

More generally, foreign operations subject us to additional risks including fluctuations in foreign currency exchange rates, varying legislative or regulatory requirements and protections, particularly for intellectual property rights, and cultural differences. Furthermore, remote operations require significant management attention and financial resources.

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

Item 1B.    Unresolved Staff Comments

Not applicable.

Item 2.        Properties

Our corporate offices are located in Boca Raton, Florida under a lease that expires in July 2007. In addition, we maintain leased office space in Phoenix, Arizona; Irvine, California; San Jose, California; Atlanta, Georgia; Sawanee, Georgia; Boston, Massachusetts; Grand Rapids, Michigan; Mountain Lakes, New Jersey;  Malvern, Pennsylvania; Irving, Texas; Montreal, Canada; Richmond, Canada; Baroda, India; Pune, India; and certain small offices for remote employees. These leases expire at various times through September 2013.

Item 3.        Legal Proceedings

We and our subsidiaries are from time to time parties to legal proceedings, lawsuits and other claims incident to our business activities. Such matters may include, among other things, assertions of contract breach or intellectual property infringement, claims for indemnity arising in the course of our business, and claims by persons whose employment has been terminated. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, we are unable to ascertain the ultimate aggregate amount of monetary liability, amounts which may be covered by insurance or recoverable from third parties, or the financial impact with respect to these matters as of the date of this report. However, based on our knowledge at the time of this report, management believes that the final resolution of such matters pending at the time of this report, individually and in the aggregate, will not have a material adverse effect upon our consolidated financial position, results of operations or cash flows.

Item 4.        Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our stockholders during the fourth quarter of 2006.

Part II

Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Equity Securities

Price Range of Common Stock

Our common stock has been publicly traded on the NASDAQ Global Select Market under the symbol “ECLP” since our initial public offering on August 6, 1998. The following table sets forth, for the quarters indicated, the high and low sales prices of our common stock as reported by the NASDAQ Global Select Market.

	High	Low
2005
First quarter	$20.52	$14.44
Second quarter	$15.67	$11.21
Third quarter	$18.83	$12.82
Fourth quarter	$20.20	$15.38

2006
First quarter	$26.27	$18.36
Second quarter	$24.17	$16.70
Third quarter	$19.73	$13.71
Fourth quarter	$22.46	$17.35

Holders of Record

On May 16, 2007, the last reported sale price of our common stock on the NASDAQ Global Select Market was $18.82 per share. Also as of May 16, 2007, we had 191 stockholders of record.

Dividends

We have never paid or declared any cash dividends on our common stock or other securities and do not anticipate paying cash dividends in the foreseeable future. We currently intend to retain all future earnings, if any, for use in the operation of our business.

Shares Available Under Equity Compensation Plans

Information regarding securities authorized for issuance under equity compensation plans is provided under Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters elsewhere in this document.

Comparative Stock Performance

The following graph compares the cumulative total stockholder return on our Voting Common Stock from December 31, 2001 to December 31, 2006 with the cumulative total return of (i) the companies traded on the NASDAQ Global Select Market (the “NASDAQ Composite Index”) and (ii) the NASDAQ Computer & Data Processing Index. The graph assumes the investment of $100.00 on December 31, 2001 in (i) our Voting Common Stock, (ii) the NASDAQ Composite Index and (iii) the NASDAQ Computer & Data Processing Index, and assumes that any dividends are reinvested.

	Cumulative Total Return

	12/01	12/02	12/03	12/04	12/05	12/06

ECLIPSYS CORPORATION	100.00	31.94	69.49	121.97	113.01	122.75
NASDAQ STOCK MARKET	100.00	71.97	107.18	117.07	120.50	137.02
NASDAQ COMPUTER & DATA PROCESSING	100.00	72.13	91.67	104.54	107.98	122.16

The Eclipsys Corporation index is based upon the closing prices of Eclipsys Corporation Common Stock on the last trading day of 2001, 2002, 2003, 2004, 2005 and 2006 of $16.75, $5.35, $11.64, $20.43, $18.93 and $20.56, respectively.

Note: The stock price performance shown on the graph above is not necessarily indicative of future price performance. This graph is not "soliciting material," is not deemed “filed” with the Securities Exchange Commission and is not to be incorporated by reference in any of our filings under the Securities Act of 1933 or the Securities and Exchange Act of 1934, regardless of any general incorporation language in such filing.

Item 6.       Selected Financial Data

The consolidated statements of operations for the years ended December 31, 2006, 2005 and 2004, and the consolidated balance sheet data as of December 31, 2006 and 2005, are derived from our audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations for the years ended December 31, 2003 and 2002, and the consolidated balance sheet data as of December 31, 2004, 2003, and 2002, are derived from our books and records. The financial data as of and for the fiscal years 2005, 2004, 2003 and 2002 have been restated to correct the accounting for certain stock option grants and practices, as further described in Note 3, “Review of Stock Option Practices and Restatements of Consolidated Financial Statements” in Notes to Consolidated Financial Statements included herein. In addition, the Company recorded other adjustments not previously recorded in the originally filed financial statements due to their immateriality.

The information set forth below is not necessarily indicative of results of future operations, and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes thereto included in Item 8 of this Form 10-K to fully understand factors that may affect the comparability of the information presented below. The information presented in the following tables has been adjusted to reflect the restatement of the Company’s financial results, which is more fully described in the “Explanatory Note Regarding Restatements” immediately preceding Part I, Item 1 and in Note 3, “Review of Stock Option Practices and Restatements of Consolidated Financial Statements” in Notes to Consolidated Financial Statements of this Form 10-K.
Consolidated Statements of Operations
(in thousands, except per share data)

	Year Ended December 31,
	2006	2005	2004	2003	2002
		As previously reported	As previously reported	As previously reported	As previously reported
Revenues:
Systems and services	$409,450	$370,309	$282,124	$233,971	$203,218
Hardware	18,092	12,962	26,951	20,708	14,850
Total revenues	427,542	383,271	309,075	254,679	218,068
Costs and expenses:
Cost of systems and services	237,914	225,080	168,393	143,276	119,044
Cost of hardware	14,592	11,055	22,949	17,252	12,270
Sales and marketing	63,516	64,140	65,024	70,381	53,175
Research and development	57,973	51,789	58,095	58,144	46,228
General and administrative	24,345	19,191	15,524	13,528	12,434
Depreciation and amortization	15,736	14,659	13,284	10,492	8,531
Restructuring charge	14,670	-	-	-	-
Total costs and expenses	428,746	385,914	343,269	313,073	251,682
Loss from operations	(1,204)	(2,643)	(34,194)	(58,394)	(33,614)
Interest income, net	5,335	3,128	1,629	2,430	4,016
Income (loss) before income taxes	4,131	485	(32,565)	(55,964)	(29,598)
Provision for income taxes	38	-	-	-	165
Net income (loss)	$4,093	$485	$(32,565)	$(55,964)	$(29,763)
Net income (loss) per common share:
Basic net income (loss) per common share	$0.08	$0.01	$(0.70)	$(1.23)	$(0.67)
Diluted net income (loss) per common share	$0.08	$0.01	$(0.70)	$(1.23)	$(0.67)
Basic weighted average common shares outstanding	51,472	47,947	46,587	45,405	44,711
Diluted weighted average common shares outstanding	52,948	50,644	46,587	45,405	44,711

	2006	2005	2004	2003	2002
		Adjustments	Adjustments	Adjustments	Adjustments
Revenues:
Systems and services	N/A	$71	$-	$-	$-
Hardware	N/A	-	-	-	-
Total revenues	N/A	71	-	-	-
Costs and expenses:
Cost of systems and services	N/A	51	355	354	238
Cost of hardware	N/A	-	-	-	-
Sales and marketing	N/A	(60)	575	770	597
Research and development	N/A	(18)	92	142	53
General and administrative	N/A	288	427	543	488
Depreciation and amortization	N/A	-	-	-	-
Restructuring charge	N/A	-	-	-	-
Total costs and expenses	N/A	261	1,449	1,809	1,376
Loss from operations	N/A	(190)	(1,449)	(1,809)	(1,376)
Interest income, net	N/A	(26)	(15)	(12)	(10)
Loss before income taxes	N/A	(216)	(1,464)	(1,821)	(1,386)
Provision for income taxes	N/A	-	-	-	-
Net loss	N/A	$(216)	$(1,464)	$(1,821)	$(1,386)

Consolidated Statements of Operations
(in thousands, except per share data)

	Year Ended December 31,
	2006	2005	2004	2003	2002
		As restated	As restated	As restated	As restated
Revenues:
Systems and services	$409,450	$370,380	$282,124	$233,971	$203,218
Hardware	18,092	12,962	26,951	20,708	14,850
Total revenues	427,542	383,342	309,075	254,679	218,068
Costs and expenses:
Cost of systems and services	237,914	225,131	168,748	143,630	119,282
Cost of hardware	14,592	11,055	22,949	17,252	12,270
Sales and marketing	63,516	64,080	65,599	71,151	53,772
Research and development	57,973	51,771	58,187	58,286	46,281
General and administrative	24,345	19,479	15,951	14,071	12,922
Depreciation and amortization	15,736	14,659	13,284	10,492	8,531
Restructuring charge	14,670	-	-	-	-
Total costs and expenses	428,746	386,175	344,718	314,882	253,058
Loss from operations	(1,204)	(2,833)	(35,643)	(60,203)	(34,990)
Interest income, net	5,335	3,102	1,614	2,418	4,006
Income (loss) before income taxes	4,131	269	(34,029)	(57,785)	(30,984)
Provision for income taxes	38	-	-	-	165
Net income (loss)	$4,093	$269	$(34,029)	$(57,785)	$(31,149)
Net income (loss) per common share:
Basic net income (loss) per common share	$0.08	$0.01	$(0.73)	$(1.27)	$(0.70)
Diluted net income (loss) per common share	$0.08	$0.01	$(0.73)	$(1.27)	$(0.70)
Basic weighted average common shares outstanding	51,472	47,947	46,587	45,405	44,711
Diluted weighted average common shares outstanding	52,948	50,638	46,587	45,405	44,711

For the fiscal periods prior to 2002, the impact from recognizing stock-based compensation expense resulting from the investigation of past stock option grants and other adjustments is as follows (in thousands):

	Stock-Based
	Compensation	Other	Total
	Expense	Adjustments	Adjustments
Years ended December 31,
1999	$(233)	-	$(233)
2000	(2,360)	(20)	(2,380)
2001	(1,955)	(142)	(2,097)
Cumulatived effect as of the beginning of fiscal 2002	$(4,548)	$(162)	$(4,710)

	Balance Sheet Data
	(in thousands)
	December 31,
	2006	2005	2004	2003	2002
		As previously reported	As previously reported	As previously reported	As previously reported

Cash	$41,264	$76,693	$122,031	$151,683	$183,500
Marketable securities	89,549	37,455	-	-	-
Working capital	89,597	52,789	47,371	79,553	140,368
Total assets	363,278	328,789	296,043	295,783	301,197
Stockholder's equity	190,656	146,191	123,277	143,153	192,597

	December 31,
	2006	2005	2004	2003	2002
		Adjustments	Adjustments	Adjustments	Adjustments

Cash	N/A	$-	$-	$-	$-
Marketable securities	N/A	-	-	-	-
Working capital	N/A	(544)	(480)	(562)	(432)
Total assets	N/A	(118)	(39)	215	189
Stockholder's equity	N/A	(662)	(519)	(347)	(243)

	December 31,
	2006	2005	2004	2003	2002
		As restated	As restated	As restated	As restated

Cash	$41,264	$76,693	$122,031	$151,683	$183,500
Marketable securities	89,549	37,455	-	-	-
Working capital	89,597	52,245	46,891	78,991	139,936
Total assets	363,278	328,671	296,004	295,998	301,386
Stockholder's equity	190,656	145,529	122,758	142,806	192,354

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following should be read in conjunction with our consolidated financial statements, including the notes thereto, which are included elsewhere in this document.

As provided in the explanatory note at the beginning of this Form 10-K and in Note 3 to the Consolidated Financial Statements, the Company has restated its financial results as a result of the completed review of Eclipsys’ stock option grant practices and related accounting adjustments.

Overview

Eclipsys is a healthcare information technology company and a leading provider of advanced integrated information software, clinical content and professional services that help healthcare organizations improve clinical, financial, and operational process. We develop and license proprietary software and content that is designed for use in connection with many of the key clinical, administrative and financial functions that healthcare organizations require. Among other things, our software enables physicians, nurses and other clinicians to order tests, treatment and medications and record, access and share information about patients. Our software also facilitates patient admissions, scheduling, records maintenance, invoicing, inventory control, cost accounting, and assessment of the profitability of specific medical procedures and personnel. Our clinical content, which is integrated with our software, provides practice guidelines for use by physicians, nurses and other clinicians.

We also provide services related to our software.  These services include software and hardware maintenance, outsourcing, remote hosting of our software as well as third-party healthcare information technology applications, network services, and training and consulting.

We believe that one of the key differentiators of our software is its open, flexible and modular architecture.  This allows our software to be installed one application at a time or all at once, and to integrate easily with software developed by other vendors or our client. This enables our clients to install our software without the disruption and expense of replacing their existing software systems to gain additional functionality.

We market our software to small, stand-alone hospitals, large multi-entity healthcare systems, academic medical centers, community hospitals and other healthcare organizations. We have one or more of our software applications installed in, or licensed to be installed at approximately 1,500 facilities. Most of the top-ranked U.S. hospitals named in U.S. News & World Report’s Honor Roll use one or more of our solutions.

In July 2006, we acquired certain assets of Sysware, a laboratory information system company. During December 2006, we closed a stock acquisition of Mosum, Sysware’s related software-development organization in India, once applicable Indian regulatory approvals were received. From July 2006 to such closing, we operated Mosum under a management agreement. Since 2004, Eclipsys and Sysware shared a strong strategic business relationship, with Eclipsys marketing Sysware's PowerLAB solution under the Eclipsys Sunrise Laboratory™ brand. This asset acquisition built upon that partnership and acknowledges the value of an integrated laboratory information system as a core module of Eclipsys' Sunrise Clinical Manager suite of advanced clinical information solutions. It also provided us with the foundation for our growing development and support organization in India.

In December 2006, we acquired Van Slyck & Associates, Inc., or VSA. VSA is a patient classification, acuity-driven nurse staffing service and software company. Since 2004, Eclipsys has offered Sunrise Patient Acuity™, a module that includes VSA’s patient acuity methodology embedded into the interdisciplinary clinical documentation capabilities of Eclipsys’ Sunrise Clinical Manager™. Sunrise Patient Acuity taps the VSA methodology, which enables calculation of patient acuity - the patient's severity and complexity of illness or injury - as an automatic byproduct of nursing documentation, and generates nurse staffing models based upon patient acuity to enable nurse managers to staff their units appropriately to ensure improved quality of care. With this acquisition, Eclipsys will be able to further expand its integrated solutions’ staffing and productivity management and reporting capabilities.

In January 2006, we effected a restructuring of our operations which included a reduction in headcount of approximately 100 individuals, and the reorganization of our Company. This was undertaken to better align our organization, reduce costs, and re-invest some of the cost savings into client-related activities including client support and professional services.

In December 2006 we realigned certain management resources and consolidated some facilities to eliminate excess office space. These activities resulted in restructuring charges of $14.7 million in the year ended December 31, 2006. Severance charges were $12.2 million, of which $3.6 million related to the termination of employment of certain management personnel. Of this charge, $1.3 million was for non-cash stock-based compensation. The excess office space consolidation resulted in charges of $2.5 million related to the closing of three facilities.

Critical Accounting Policies

We believe there are several accounting policies that are critical to understanding our historical and future performance as these policies affect the reported amount of revenues and expenses and other significant areas involving management's judgments and estimates. On an ongoing basis, management evaluates and adjusts its estimates and judgments, if necessary. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingencies. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be materially different from those estimates. These critical accounting policies relate to revenue recognition, allowance for doubtful accounts, capitalized software development costs, stock based compensation and our warranty reserve. Please refer to Note 2 of the audited consolidated financial statements for further discussion of our significant accounting policies.

Revenue Recognition

Revenues are derived from licensing of computer software; software and hardware maintenance; professional services (including implementation, integration, training and consulting); remote hosting; outsourcing; network services; and the sale of computer hardware.

We generally contract under multiple element arrangements, which include software license fees, hardware and services, including implementation, integration, training and software maintenance, for periods of 3 to 7 years. We evaluate revenue recognition on a contract-by-contract basis as the terms of each arrangement vary. The evaluation of our contractual arrangements often requires judgments and estimates that affect the timing of revenue recognized in our statements of operations. Specifically, we may be required to make judgments about:
  whether the fees associated with our software and services are fixed or determinable;
  whether collection of our fees is considered probable;
  whether professional services are essential to the functionality of the related software;
  whether we have the ability to make a reasonably dependable estimates in the application of the percentage-of-completion method; and
  whether we have verifiable objective evidence of fair value for our software and services.
We recognize revenues in accordance with the provisions of Statement of Position, (“SOP”) 97-2, “Software Revenue Recognition” (“SOP 97-2”), as amended by SOP 98-9, Staff Accounting Bulletin, or SAB 104, “Revenue Recognition” (“SAB 104”) and Emerging Issues Task Force (“EITF”) 00-21 “Revenue Arrangements with Multiple Deliverables.” SOP 97-2 and SAB 104, as amended, require among other matters, that there be a signed contract evidencing an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is probable.

Many of our contracts with our clients are multiple element arrangements which may provide for multiple software modules including the rights to unspecified future versions and releases we may offer within the software suites the client purchases or rights to unspecified software versions that support different hardware or operating platforms, and that do not qualify as exchange rights.  We refer to these arrangements as subscription contracts.  Additionally, we sometimes enter into multiple element arrangements that do not include these rights to unspecified future software or platform protection rights.  We refer to these arrangements as traditional software contracts.  Finally, we offer much of our software and services on a stand-alone basis. Revenue under each of these arrangements is recognized as set forth below:

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

For remote hosting services, VSOE is based upon consistent pricing charged to clients based on volumes and performance requirements on a stand-alone basis and substantive renewal terms, and the revenues are recognized ratably over the contract term as the services are performed. Our remote hosting arrangements generally require us to perform one-time set-up activities and include a one-time set-up fee. This one-time set-up fee is generally paid by the client at contract execution. We have determined that these set-up activities do not constitute a separate unit of accounting, and accordingly the related set-up fees are recognized ratably over the term of the contract.

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
•  Outsourcing; and
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

Remote hosting contracts that are sold on a stand alone basis are recognized ratably over the contract term pursuant to SAB 104. Our remote hosting arrangements generally require us to perform one-time set-up activities and include a one-time set-up fee. This one-time set-up fee is generally paid by the client at contract execution. We have determined that these set-up activities do not constitute a separate unit of accounting, and accordingly, recognize the related set-up fees ratably over the term of the contract.

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

We record reimbursable out-of-pocket expenses in both systems and services revenues and as a direct cost of systems and services in accordance with EITF 01-14, “Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred” (“EITF 01-14”). For 2006, 2005, and 2004 reimbursable out-of-pocket expenses were $9.0 million, $9.2 million, and $5.7 million, respectively.

In accordance with EITF 00-10,” Accounting for Shipping and Handling Fees,” we have classified the re-imbursement by clients of shipping and handling costs as revenue and the associated cost as cost of revenue.

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

Capitalized Software Development Costs

We capitalize a portion of our computer software development costs incurred subsequent to establishing technological feasibility. These costs include salaries, benefits, consulting and other directly related costs incurred in connection with programming and testing software. Capitalization ceases when the software is generally released for sale to clients. Management monitors the net realizable value of development costs to ensure that the investment will be recovered through future revenues. Capitalized software development costs were $14.1 million, $20.1 million, and $15.2 million for the years ended December 31, 2006, 2005, and 2004, respectively. These costs are amortized over the greater of the ratio that current revenues are to total and anticipated future revenues for the applicable software or the straight-line method over three years. Amortization of capitalized software development costs, which is included in cost of systems and services, was $17.5 million, $14.3 million, and $10.6 million for the years ended December 31, 2006, 2005, and 2004, respectively. Accumulated amortization of capitalized software development costs was $27.6 million and $19.5 million as of December 31, 2006 and 2005, respectively.

Warranty Reserve

The agreements that we use to license our software include a limited warranty providing that our software, in its unaltered form, will perform substantially in accordance with the related documentation. Through September 30, 2003, we did not incur any material warranty costs related to our software. Due to the response time issues that we identified in October 2003, we recorded provisions related to warranty costs of $4.6 million through December 31, 2004. This provision was reduced by $290,000 during the year ended December 31, 2006, as a result of a decrease in the estimation of expected warranty costs. To date $3.9 million has been expended against the provision. Warranty costs are charged to cost of systems and services when they are probable and reasonably estimable. In determining this warranty reserve, we used significant judgments and estimates for the additional professional service hours and third party costs that will be necessary to remedy this issue on a client-by-client basis. The timing and amount of our warranty reserve could have been different if we had used other judgments or assumptions in our evaluation. At December 31, 2006, the remaining expected liability was $0.4 million which is expected to be completed in 2007.

Stock-Based Compensation

See Note 3 for discussion of the Company’s restatements related to stock-based compensation. Prior to January 1, 2006, we accounted for our stock-based employee compensation arrangements under the intrinsic value method prescribed by APB 25, as allowed by SFAS 123, as amended by SFAS 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” (“SFAS 148”). As a result, no expense was recognized for options to purchase our common stock that were granted with an exercise price equal to fair market value at the date of grant and no expense was recognized in connection with purchases under our employee stock purchase plan for the year ended December 31, 2005, nor in the year ended December 31, 2004.

In December 2004, FASB issued SFAS 123(R), which amended SFAS 123. SFAS 123(R) required measurement of the cost of share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first annual period after June 15, 2005.

Effective January 1, 2006, we have adopted SFAS 123(R) using the modified prospective method. Under this method, compensation cost recognized during the year ended December 31, 2006, includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 amortized over the awards’ vesting period, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R) amortized on a straight-line basis over the awards’ vesting period. The fair value of stock options is estimated at the date of grant using the Black-Scholes option pricing model with weighted average assumptions for the activity under our stock plans. Option pricing model input assumptions such as expected term, expected volatility, and risk-free interest rate, impact the fair value estimate. Further, the forfeiture rate impacts the amount of aggregate compensation. These assumptions are subjective and generally require significant analysis and judgment to develop. When estimating fair value, some of the assumptions were based on or determined from external data (for example, the risk free interest rate) and other assumptions were derived from our historical experience with share-based payment arrangements (for example, volatility and expected term). The appropriate weight to place on historical experience is a matter of judgment, based on relevant facts and circumstances. Pro forma results for prior periods have not been restated. Implementation of SFAS 123(R) resulted in an additional $9.7 million in stock option expense during the year ended December 31, 2006. The adoption of SFAS 123(R) had no impact on cash flows from operations or financing activities.

We have elected to use the simplified method for estimating our expected term equal to the midpoint between the vesting period and the contractual term as allowed by SAB 107, “Share-Based Payment.”

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

In connection with the Company’s restatement of its consolidated financial statements, the Company has applied judgment in determining the correct measurement dates for prior option grants. Information regarding the restatement is set forth in the “Explanatory Note Regarding Restatements” immediately preceding Part I, Item 1 and in Note 3, “Review of Stock Option Practices and Restatements of Consolidated Financial Statements” in Notes to the Consolidated Financial Statements of this Form 10-K.

Results of Operations

Revenues

We derive revenues from licensing our software and the delivery of services including software and hardware maintenance; professional services (including implementation, integration, training and consulting); remote hosting services; outsourcing services; network services; and the sale of computer hardware. Our software and services are sold to clients under contracts that generally range in duration from 3 to 7 years.

Costs of Revenues

The principal costs of systems and services revenues are salaries, benefits and related overhead costs for implementation, maintenance, remote hosting and outsourcing personnel. Other significant costs include third party costs, software rental and maintenance and the amortization of capitalized software development costs and acquired technology intangible assets. Capitalized software development costs are generally amortized over three years on a straight-line basis commencing upon general release of the related software, or are based on the ratio that current revenues bear to total anticipated revenues for the applicable software. Acquired technology is amortized over three to five years based upon the estimated economic life of the underlying asset.  Cost of revenues related to hardware sales includes our cost to acquire the hardware from the manufacturer.

Sales and Marketing

Sales and marketing expenses consist primarily of salaries, benefits, commissions, and related overhead costs. Other costs include expenditures for marketing programs and events, public relations, trade shows, advertising, and related communications.

Research and Development

Research and development expenses consist primarily of salaries, benefits and related overhead, as well as consultants for the design, development and testing of new software. We capitalize certain software development costs subsequent to attaining technological feasibility. These costs are amortized as an element of the cost of systems and services.

General and Administrative

General and administrative expenses consist primarily of salaries, benefits and related overhead costs for administration, executive, finance, legal, human resources, purchasing and internal systems personnel, as well as accounting and legal fees and expenses.

Depreciation and Amortization

We depreciate the costs of our tangible capital assets on a straight-line basis over the estimated economic lives of the assets, which generally range from 3 to 7 years. Acquisition-related intangible assets, which primarily consist of the value of ongoing client relationships and acquired technology, have been amortized based upon their estimated economic lives at the time of the acquisition, and range from 3 to 5 years. Acquisition-related goodwill is not amortizable since it has an indefinite life. In accordance with SFAS 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), we conduct an impairment review of our goodwill balance on at least an annual basis. As of December 31, 2006 and 2005, there was no impairment of the goodwill balance.

Taxes

At December 31, 2006, we had U.S. net operating loss carryforwards for federal income tax purposes of approximately $309.3 million.  Of this amount, $6.0 million expires in 2012 and $23.9 million expires in 2013; the balance expires in varying amounts through 2026.  Of the total U.S. net operating loss carryforward, $91.7 million relate to stock option tax deductions which will be tax-effected and the benefit credited as additional paid-in-capital when realized.  Additionally, the Company has Canadian net operating loss carryovers of approximately $20.4 million that expire in varying amounts through 2013. Additionally, the Company has an Indian net operating loss of approximately $0.8 million. Our Indian subsidiary is entitled to a tax holiday which expires in 2009.

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

In addition, we evaluated the impact of the restatements on our tax provision. Based on the analysis, the Company did not record an incremental income tax provision for the periods impacted by the restatement as the Company had previously provided a full valuation allowance on its deferred tax asset.

Statement of Operations Data
(in thousands, except per share data)

		2006		2005
		% of Total		% of Total
	2006	Revenue	2005	Revenue	Change $	Change %
			As restated
Revenues:
Systems and services	$409,450	95.8%	$370,380	96.6%	$39,070	10.5%
Hardware	18,092	4.2%	12,962	3.4%	5,130	39.6%
Total revenues	427,542	100.0%	383,342	100.0%	44,200	11.5%
Costs and expenses:
Cost of systems and services	237,914	55.6%	225,131	58.7%	12,783	5.7%
Cost of hardware	14,592	3.4%	11,055	2.9%	3,537	32.0%
Sales and marketing	63,516	14.9%	64,080	16.7%	(564)	-0.9%
Research and development	57,973	13.6%	51,771	13.5%	6,202	12.0%
General and administrative	24,345	5.7%	19,479	5.1%	4,866	25.0%
Depreciation and amortization	15,736	3.7%	14,659	3.8%	1,077	7.3%
Restructuring charge	14,670	3.4%	-	0.0%	14,670	-
Total costs and expenses	428,746	100.3%	386,175	100.7%	42,571	11.0%
Loss from operations	(1,204)	-0.3%	(2,833)	-0.7%	1,629	57.5%
Interest income, net	5,335	1.2%	3,102	0.8%	2,233	72.0%
Income before income taxes	4,131	1.0%	269	0.1%	3,862	1435.7%
Provision for income taxes	38	0.0%	-	0.0%	38	-
Net income	$4,093		$269		3,824
Basic net income per common share	$0.08		$0.01		$0.07
Diluted net income per common share	$0.08		$0.01		$0.07

Year Ended December 31, 2006 compared to December 31, 2005

Revenues
Total revenues for the year ended December 31, 2006 increased $44.2 million or 11.5% to $427.5 million, from $383.3 million in 2005.

Systems and services revenues increased $39.1 million or 10.5% to $409.5 million for the year ended December 31, 2006 compared to $370.4 million in 2005. The increase in systems and services revenues was primarily a result of an increase in revenues recognized on a ratable basis related to software, maintenance, outsourcing and remote hosting. These revenues increased $28.2 million or 11.3% to $277.0 million in 2006 from $248.8 million in 2005. We expect that remote hosting will continue to expand as a delivery option in future periods. Additionally, professional services revenues, which include implementation, integration, consulting and training services, increased $15.4 million or 18.4% to $99.1 million in 2006 from $83.8 million in 2005. The increase in professional services was a result of a higher volume of services being purchased by our clients related to implementation and activation of our software solutions. Revenue related to one time software licenses and networking services decreased $4.3 million or 11.4% to $33.5 million in 2006 compared to $37.8 million in 2005. Software license revenues increased by $0.3 million to $20.9 million in 2006. This includes our software and third party software. Software revenues, recognized upon delivery of our software, increased from $12.1 million in 2005 to $13.0 million in 2006. Third-party related software revenues decreased from $8.6 million in 2005 to $8.0 million in 2006. The decrease in third party software was a result of lower software sales in 2006. Networking services decreased $4.6 million to $12.6 million in 2006 compared to $17.2 million in 2005.  The decrease in networking services related to lower sales volume in 2006.

Hardware revenues increased approximately $5.1 million, or 39.6% to $18.1 million for the year ended December 31, 2006 compared to $13.0 million in 2005.  We expect hardware revenue to continue to fluctuate on a year-to-year basis. We expect hardware and network service transactions will fluctuate in future periods due to a variety of factors, including competition within the hardware industry, the status of the client implementations and future sales volumes related to hardware and network services.

Operating Expenses

The adoption of SFAS 123(R) on January 1, 2006, which resulted in the expensing of stock option grants, in addition to restricted stock awards, as stock based compensation, increased expenses as indicated in the table below (in thousands):
Year Ended December 31, 2006

Cost of systems and services	$3,215
Sales and marketing	3,495
Research and development	1,921
General and administrative	2,626
Restructuring charge	2,846
Total stock-based compensation expense	$14,103

The restructuring charge of $2.8 million reflected in the table above, is included in the $14.7 million restructuring charge disclosed separately on the Statement of Operations.

Cost of systems and services increased approximately $12.8 million or 5.7% to $237.9 million, for the year ended December 31, 2006 compared to $225.1 million in 2005.  The increase in cost of systems and services in 2006 was related to the following:

  higher payroll related costs associated with an increase in headcount;
  higher ammortization of capitalized software development costs associated with the release of Sunrise Clinical Manager 4.5 XA in January 2006;
  higher costs associated with incremental remote hosting and outsourcing revenue; and
  increased implementation costs as a result of higher professional service volumes;
  increased stock-based compensation as a result of adoption of SFAS 123(R).
Cost of hardware increased $3.5 million or 32.0% to $14.6 million in 2006 compared to $11.1 million in 2005. The increase in these costs was directly related to the higher hardware volumes discussed above. The gross margin percentage on hardware revenue increased to 19.3% in 2006 compared to 14.7% in 2005.

Sales and marketing expenses decreased $0.6 million or 0.9% to $63.5 million in 2006 compared to $64.1 million in 2005. The decrease in sales and marketing expenses was related primarily to reduced sales headcount resulting from a sales force reorganization and changes to our sales incentive compensation plan. This decrease was offset by an increase in stock-based compensation as a result of the adoption of SFAS 123(R) and higher payroll expenses related to health insurance costs.

Research and development expenses were $58.0 million in 2006 compared to $51.8 million in 2005. Gross research and development spending, which consists of research and development expenses and capitalized software development costs, increased $0.2 million to $72.1 million in 2006 compared to $71.9 million in 2005. Net research and development expense increased primarily as a result of a lower level of capitalization associated with coding and development as a result of the release of Sunrise 4.5 XA in January 2006 and increased stock-based compensation as a result of adoption of SFAS 123(R). Amortization of capitalized software development costs, which is included as a component of cost of systems and services, increased by approximately $3.3 million to $17.5 million in 2006 compared to $14.3 million for the same period in 2005, due to prior period increases in capitalized software development costs.

In summary, research and development expense was as follows:

	(in thousands)

	2006	2005	$ Change	% Change
Research and development expenses	$57,973	$51,771	$6,202	12.0%
Capitalized software development costs	14,106	20,144	(6,038)	-30.0%
Gross research and development expenses	$72,079	$71,915	$164	0.2%
Amortization of capitalized software development costs	$17,494	$14,274	$3,220	22.6%

General and administrative expenses increased approximately $4.8 million or 25.0% to $24.3 million in 2006 compared to $19.5 million in 2005. The increase was primarily related to the increase in stock-based compensation as a result of the adoption of SFAS 123(R); higher employee related costs; higher professional service fees including legal and accounting; and higher costs associated with the implementation of our new enterprise resource planning system.

Depreciation and amortization increased $1.1 million or 7.3% to $15.7 million in 2006 compared to $14.7 million in 2005. The increase was primarily the result of higher depreciation associated with the activation of our enterprise resource planning solution during the second quarter of 2006.

In January 2006, we effected a restructuring of our operations which included a reduction in headcount of approximately 100 individuals, and the reorganization of our company. This was undertaken to better align our organization, reduce costs, and re-invest some of the cost savings into client-related activities including client support and professional services.
In December 2006, we realigned certain management resources and consolidated some facilities to eliminate excess office space. These activities resulted in restructuring charges of $14.7 million in the year ended December 31, 2006. Severance charges were $12.2 million, of which $3.6 million related to the termination of employment of certain management personnel. Of this charge, $2.8 million was for non-cash stock-based compensation. The excess office space consolidation resulted in charges of $2.5 million related to the closing of three facilities.

These restructuring activities will result in savings which are being reinvested in our business to help finance increases in our research and development capabilities and client services.

Interest Income
Interest income increased $2.2 million to $5.3 million in 2006 compared to $3.1 million in 2005. The increase was due to an improvement in yields on marketable securities as well as higher marketable securities balances.

As a result of these factors, our net income was $3.7 million for the year ended December 31, 2006, compared to net income of $0.3 million for the year ended December 31, 2005.

Statement of Operations
(in thousands, except per share data)

		2005		2004
		% of Total		% of Total
	2005	Revenue	2004	Revenue	Change $	Change %
	As restated		As restated
Revenues:
Systems and services	$370,380	96.6%	$282,124	91.3%	$88,256	31.3%
Hardware	12,962	3.4%	26,951	8.7%	$(13,989)	-51.9%
Total revenues	383,342	100.0%	309,075	100.0%	$74,267	24.0%
Costs and expenses:
Cost of systems and services	225,131	58.7%	168,748	54.6%	$56,383	33.4%
Cost of hardware revenues	11,055	2.9%	22,949	7.4%	$(11,894)	-51.8%
Sales and marketing	64,080	16.7%	65,599	21.2%	$(1,519)	-2.3%
Research and development	51,771	13.5%	58,187	18.8%	$(6,416)	-11.0%
General and administrative	19,479	5.1%	15,951	5.2%	$3,528	22.1%
Depreciation and amortization	14,659	3.8%	13,284	4.3%	$1,375	10.4%
Total costs and expenses	386,175	100.7%	344,718	111.5%	$41,457	12.0%
Loss from operations	(2,833)	-0.7%	(35,643)	-11.5%	$32,810	92.1%
Interest income, net	3,102	0.8%	1,614	0.5%	$1,488	92.2%
Income (loss) before income taxes	269		(34,029)		$34,298
Provision for income taxes	-		-		$-
Net income (loss)	$269		$(34,029)		$34,298
Basic net income (loss) per common share	$0.01		$(0.73)		$0.74
Diluted net income (loss) per common share	$0.01		$(0.73)		$0.74

Year Ended December 31, 2005 compared to December 31, 2004

Revenues
Total revenues for the year ended December 31, 2005 increased $74.3 million or 24.0 % to $383.3 million, from $309.1 million in 2004.

Systems and services revenues increased $88.3 million or 31.3% to $370.4 million for the year ended December 31, 2005 compared to $282.1 million in 2004. The increase in systems and services revenues was primarily a result of an increase in revenues recognized on a ratable basis related to software, maintenance, outsourcing and remote hosting. These revenues increased $50.8 million or 25.7% to $248.8 million in 2005 from $198.0 million in 2004. Additionally, professional services revenues which include implementation, integration, consulting and training services increased $28.3 million or 51.0% to $83.8 million in 2005 from $55.5 million in 2004. Also, revenue related to software and networking services increased $9.2 million or 32.2% to $37.8 million in 2005 compared to $28.6 million in 2004.

Increases in ratably generated revenues were primarily driven by increases in outsourcing, remote hosting and subscription revenues which include software maintenance and software.  The increase in outsourcing revenues was primarily the result of revenues associated with a large contract entered into in Q4 2004.  Remote hosting revenues were favorably impacted by a shift in sales mix as more clients began to elect this option in-lieu of purchasing hardware as a mechanism to deliver their software applications.  We expect that remote hosting will continue to expand as a delivery option in future periods.  Subscription revenues increased as a result of progress made on a significant number of client implementations during the past twelve months as our clients continue to activate our clinical and financial modules.  These activations resulted in higher revenues under these contracts.  Additionally, new sales bookings in 2005 and 2004 favorably impacted subscription related revenues.

Revenues related to software and networking services increased $9.2 million in 2005 compared to the prior year.  Networking services increased $2.0 million to $17.2 million in 2005 compared to $15.2 million in 2004.  These increases were related to higher sales volume.  Software related revenues increased $7.2 million to $20.6 million in 2005.  This increase was primarily driven by an increase in third-party related software revenues which increased from $3.5 million in 2004 to $8.6 million in 2005.   Other software related revenues, which includes revenues recognized upon delivery of our software and content sold directly by us or through third parties, increased from $10.0 million in 2004 to $12.1 million in 2005. These revenues can vary significantly from period to period and past levels are not necessarily indicative of future performance. Other software related revenues increased primarily as a result of a higher volume of revenues related to sales of our clinical practice content under a remarketing arrangement with a third-party.  There is no assurance that we will generate comparable amounts under this arrangement in future periods.  The increase in third party software was a result of higher software sales in 2005.

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

Operating Expenses
Cost of systems and services revenues increased approximately $56.4 million or 33.4% to $225.1 million, for the year ended December 31, 2005 compared to $168.7 million in 2004.  The increase in costs of systems and services revenues in 2005 was related to the following:

  higher payroll related costs associated with an increase in outsourcing;
  higher costs associated with incremental remote hosting revenue;
  higher amortization of capitalized software development costs associated with the release of Sunrise Clinical Manager 3.5 XA in June 2005 and 4.0 XA in March 2005;
  higher costs associated with a higher volume networking services revenues;
  higher costs associated with an increase in third party related software revenues ; and
  higher implementation costs associated with an expanded implementation team in connection with higher professional services volumes and an increased usage of third party consultants to augment these services.
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

Cost of hardware revenues decreased $11.8 million to $11.1 million or 51.8% in 2005 compared to $22.9 million in 2004. The decrease in these costs was directly related to the lower hardware volumes discussed above. The gross margin percentage on hardware revenue decreased to 14.7% in 2005 compared to 14.8% in 2004.

Research and development expenses were $51.8 million in 2005 compared to $58.2 million in 2004. Gross research and development spending, which consists of research and development expense plus capitalized software development costs, decreased $1.5 million to $71.9 million in 2005 compared to $73.4 million in 2004. The decrease in overall spending was driven by an improvement in internal processes within the research and development organization and a shifting of resources from third party consultants to internal resources.

In summary, research and development was as follows:

	(in thousands)

	2005	2004	$ Change	% Change
Research and development expenses	$51,771	$58,187	$(6,416)	-11.0%
Capitalized software development costs	20,144	15,194	4,950	32.6%
Gross research and development expenses	$71,915	$73,381	$(1,466)	-2.0%
Amortization of capitalized software development costs	$14,274	$10,634	$3,640	34.2%

The increase in amortization of capitalized software development costs was a result of the release of Sunrise Clinical Manager 3.5 XA in June 2004 and Sunrise Clinical Manager 4.0 XA in March 2005. These costs are included as a component of cost of systems and services revenues.

General and administrative expenses increased approximately $3.5 million or 22.1% to $19.5 million in 2005 compared to $16.0 million in 2004. The increase was primarily related to costs associated with the transition of our CEO resulting in incremental costs of $2.7 million.  Additionally, costs increased as a result of an incremental investment in our infrastructure related to the expansion of our management team and an increase in costs associated with incentive related compensation.  These increases were partially offset by lower legal costs and a reduction in insurance related expenses.

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

As a result of these factors, our net income was $0.3 million for the year ended December 31, 2005, compared to a net loss of $34.0 million for the year ended December 31, 2004.

Liquidity and Capital Resources

During 2006, operating activities provided $26.6 million of cash. Operating activities were favorably impacted in 2006 as a result of new business signed in 2006. Cash from operating activities was also favorably impacted by the restructuring (see Note 6 to the consolidated financial statements). Investing activities used $89.7 million of cash, consisting of net purchases of marketable securities of $52.1 million, purchases of property and equipment of $17.5 million, capitalized software development costs of $14.1million, and two acquisitions for a total of $6.0 million. The property and equipment expenditures were related to activities at our Technology Solutions Center, or TSC, for the continued expansion of our remote hosting function, as well as investments in our enterprise resource planning solution. Financing activities provided $27.7 million from the proceeds of stock options exercised and proceeds from the employee stock purchase plan. Stock option exercises were higher than usual during the year ended December 31, 2006 as a result of exercises of options from option holders whose employment was terminated in connection with our restructuring.  The timing and amount of cash provided by future stock option exercises is uncertain.  At December 31, 2006, the unpaid liability related to the restructuring of our operations effected in 2006 was $5.7 million and will be paid out through 2009. See Note 7 to the Consolidated Financial Statements.

During 2005, operating activities provided $14.4 million of cash. Operating activities were favorably impacted in 2005 as a result of increased revenues and related contribution across all significant areas of our business. Investing activities used $77.2 million of cash, consisting of net purchases of marketable securities of $37.5 million, $20.1 million of capitalized software development costs and $19.3 million for the procurement of property and equipment. The property and equipment expenditures were related to activities at our TSC for the expansion of our remote hosting function and activities in our research and development area, as well as investments in our Oracle ERP solution. Financing activities provided $17.0 million from the proceeds of stock options exercised and proceeds from the issuance of common stock in the employee stock purchase plan. Cash provided by the exercise of stock options was higher in 2005 than in 2004.

During 2004, operating activities used $3.2 million of cash, primarily as a result of the impact of our new contract arrangements. Investing activities used $36.1 million of cash, consisting of $15.2 million of capitalized software development costs, $15.3 million for the procurement of property and equipment and $5.5 million for two acquisitions. The property and equipment expenditures were primarily related to activities at our Technology Solutions Center for the expansion of our remote hosting function and activities in our research and development area. Financing activities provided $9.6 million from the exercise of stock options and proceeds from the employee stock purchase plan.

As of December 31, 2006, our principal source of liquidity was our cash and cash equivalents and marketable-securities balances of $130.8 million. Our future liquidity requirements will depend on a number of factors including, among other things, the timing and level of our new sales volumes, the cost of our development efforts, the success and market acceptance of our future product releases, and other related items. We believe that our current cash and cash equivalents and marketable securities balances, combined with our anticipated cash collections from customers is expected to be adequate to meet our currently anticipated liquidity requirements for the next twelve months.

These amounts are expected to be funded from current cash and cash equivalent balances and future net income from operations.

Off-Balance Sheet Arrangements

At December 31, 2006, we do not have any material off-balance sheet arrangements.

Contracts and Commitments

The following table provides information related to our contractual obligations under various financial and commercial agreements as of December 31, 2006:
	Payments Due by Period
	(in thousands)
		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years
Operating Leases	$27,859	$11,832	$13,311	$2,716	$-
Unconditional Purchase Obligations	69,623	44,815	20,875	3,933	-
Total	$97,482	$56,647	$34,186	$6,649	$-

The unconditional purchase obligations consist of minimum purchase commitments for telecommunication services, computer equipment, maintenance, consulting and other commitments.

These amounts are expected to be funded from current cash and cash equivalent balances and the income generated from operations.

Item 7A.      Quantitative and Qualitative Disclosures about Market Risk

We do not currently use derivative financial instruments. We do not currently enter into foreign currency hedge transactions. Foreign currency fluctuations, through December 31, 2006, have not had a material impact on our financial position or results of operations.

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

We estimate that a one-percentage point decrease in interest rates for our marketable securities portfolio as of December 31, 2006 would have resulted in a decrease in interest income of $0.9 million for a twelve month period.   This sensitivity analysis contains certain simplifying assumptions (for example, it does not consider the impact of changes in the portfolio as a result of our business needs or as a response to changes in the market). Therefore, although it gives an indication of our exposure to changes in interest rates, it is not intended to predict future results and our actual results will likely vary.

We account for cash equivalents and marketable securities in accordance with SFAS 115. “Accounting for Certain Investments in Debt and Equity Securities.” Cash equivalents are short-term highly liquid investments with original maturity dates of three months or less. Cash equivalents are carried at cost, which approximates fair market value.

Item 8.        Financial Statements and Supplementary Data

Index to Consolidated Financial Statements:
Financial Statements:
Page
Report of Independent Registered Certified Public Accounting Firm	33
Consolidated Balance Sheets as of December 31, 2006 and 2005 (restated)	34
Consolidated Statements of Operations for the years ended
December 31, 2006, 2005 (restated) and 2004 (restated)	35
Consolidated Statements of Cash Flows for the years ended
December 31, 2006, 2005 (restated) and 2004 (restated)	36
Consolidated Statement of Changes in Stockholders’ Equity and
Comprehensive Income (Loss) for the years ended December 31, 2006, 2005 (restated) and 2004 (restated)	37
Notes to the Consolidated Financial Statements	38
Financial Statement Schedule:
Schedule II — Valuation of Qualifying Accounts for the
years ended December 31, 2006, 2005 (restated) and 2004 (restated)	60

All other schedules are omitted as they are not applicable or the required information is shown in the financial statements or notes thereto.

Signatures	88

Report of Independent Registered Certified Public Accounting Firm

To the Board of Directors and Stockholders of Eclipsys Corporation:

We have completed integrated audits of Eclipsys Corporation’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Eclipsys Corporation and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 3 to the consolidated financial statements, the Company restated its 2005 and 2004 consolidated financial statements.

As discussed in Note 4 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in 2006.

Internal control over financial reporting

Also, we have audited management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that Eclipsys Corporation did not maintain effective internal control over financial reporting as of December 31, 2006, because of the effect of not maintaining effective controls over the accuracy of the accounting for and disclosure of stock-based compensation expense, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management's assessment as of December 31, 2006.

The Company did not maintain effective controls over the accuracy of the accounting for and disclosure of non-cash stock-based compensation expense. Specifically, effective quarterly controls, including monitoring to detect input errors, were not maintained to ensure the accuracy of the amortization of stock options and consequently the Company did not timely identify an input error that occurred in the second quarter of 2006 that changed amortization of costs for certain equity awards. This control deficiency resulted in the misstatement of non-cash stock-based compensation expense, additional paid-in capital accounts and related financial disclosures, and in the restatement of the Company’s consolidated financial statements for the quarters ended June 30, 2006 and September 30, 2006 and in an adjustment to the consolidated financial statements for the quarter ended December 31, 2006. Additionally, this control deficiency could result in misstatements of the aforementioned accounts and disclosures that would result in a material misstatement of the consolidated financial statements that would not be prevented or detected. Accordingly, the Company has determined that this control deficiency constitutes a material weakness.

This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2006 consolidated financial statements, and our opinion regarding the effectiveness of the Company's internal control over financial reporting does not affect our opinion on those consolidated financial statements.

In our opinion, management's assessment that Eclipsys Corporation did not maintain effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by the COSO. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Eclipsys Corporation has not maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the COSO.

PricewaterhouseCoopers LLP
Atlanta, Georgia
May 22, 2007

ECLIPSYS CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except share data)
	December 31,
	2006	2005
Assets		As restated
Current assets:
Cash and cash equivalents	$41,264	$76,693
Marketable securities	89,549	37,455
Accounts receivable, net of allowance for doubtful accounts
of $3,907 and $5,676, respectively	93,821	80,833
Inventory	1,076	2,289
Prepaid expenses	22,947	17,909
Other current assets	1,026	2,184
Total current assets	249,683	217,363

Property and equipment, net	45,806	40,640
Capitalized software development costs, net	32,302	35,690
Acquired technology, net	1,224	584
Intangible assets, net	3,307	2,940
Goodwill	12,281	6,624
Deferred tax asset	3,661	3,866
Other assets	15,014	20,964
Total assets	$363,278	$328,671
Liabilities and Stockholders’ Equity
Current liabilities:
Deferred revenue	$103,298	$107,889
Accounts payable	19,879	26,103
Accrued compensation costs	12,997	16,273
Deferred tax liability	3,699	3,866
Other current liabilities	20,213	10,987
Total current liabilities	160,086	165,118

Deferred revenue	11,289	16,772
Other long-term liabilities	1,247	1,252
Total liabilities	172,622	183,142
Commitments and contingencies
Stockholders’ Equity:
Common stock, $0.01 par value, 200,000,000 shares authorized; issued and outstanding,
issued and outstanding 52,536,853 and 49,903,325, respectively	525	499
Additional paid-in capital	495,240	454,322
Accumulated deficit	(305,359)	(309,452)
Accumulated other comprehensive income	250	160
Total stockholders’ equity	190,656	145,529
Total liabilities and stockholders’ equity	$363,278	$328,671

The accompanying notes are an integral part of these Consolidated Financial Statements.

ECLIPSYS CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(in thousands, except per share data)

	Year Ended December 31,
	2006	2005	2004
		As restated	As restated
Revenues:
Systems and services	$409,450	$370,380	$282,124
Hardware	18,092	12,962	26,951
Total revenues	427,542	383,342	309,075
Cost and expenses:
Cost of systems and services	237,914	225,131	168,748
Cost of hardware	14,592	11,055	22,949
Sales and marketing	63,516	64,080	65,599
Research and development	57,973	51,771	58,187
General and administrative	24,345	19,479	15,951
Depreciation and amortization	15,736	14,659	13,284
Restructuring charge	14,670	-	-
Total costs and expenses	428,746	386,175	344,718
Loss from operations	(1,204)	(2,833)	(35,643)
Interest income, net	5,335	3,102	1,614
Income (loss) before income taxes	4,131	269	(34,029)
Provision for income taxes	38	-	-
Net income (loss)	$4,093	$269	$(34,029)
Net income (loss) per common share:
Basic net income (loss) per common share	$0.08	$0.01	$(0.73)
Diluted net income (loss) per common share	$0.08	$0.01	$(0.73)
Basic weighted average common shares outstanding	51,472	47,947	46,587
Diluted weighted average common shares outstanding	52,948	50,638	46,587

The accompanying notes are an integral part of these Consolidated Financial Statements.

ECLIPSYS CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)
	Year Ended December 31,
	2006	2005	2004
		As restated	As restated
Operating activities:
Net income (loss)	$4,093	$269	$(34,029)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation and amortization	36,681	32,556	27,488
Provision for bad debts	1,457	3,011	1,800
Provision for income taxes	38	-	-
Loss on sale of marketable securities	-	-	131
Stock compensation expense	14,103	2,427	1,768
Changes in operating assets and liabilities, excluding
the effects of acquisitions:
Increase in accounts receivable	(14,489)	(18,966)	(11,520)
Increase in prepaid expenses and other current assets	(3,781)	(4,507)	(534)
Decrease / (Increase) in inventory	1,213	(645)	(1,079)
Decrease / (Increase) in other assets	2,625	(9,283)	(2,724)
(Decrease) / Increase in deferred revenue	(10,571)	1,965	21,403
(Decrease) / Increase in accrued compensation	(4,897)	2,527	(4,420)
Increase / (Decrease) in accounts payable and other
current liabilties	103	3,973	(969)
Increase / (Decrease) in other long-term liabilities	(4)	1,130	(562)
Total adjustments	22,478	14,188	30,782
Net cash provided by (used in) operating activities	26,571	14,457	(3,247)
Investing activities:
Purchases of property and equipment	(17,465)	(19,288)	(15,333)
Purchases of marketable securities	(73,044)	(117,984)	(164,074)
Proceeds from sale of marketable securities	20,950	80,529	163,943
Capitalized software development costs	(14,106)	(20,144)	(15,194)
Cash paid for acquisitions	(6,039)	(312)	(5,458)
Net cash used in investing activities	(89,704)	(77,199)	(36,116)
Financing activities:
Proceeds from stock options exercised	26,712	16,853	7,892
Proceeds from employee stock purchase plan	990	195	1,664
Net cash provided by financing activities	27,702	17,048	9,556
Effect of exchange rates on cash and cash equivalents	2	356	155
Net decrease in cash and cash equivalents	(35,429)	(45,338)	(29,652)
Cash and cash equivalents — beginning of year	76,693	122,031	151,683
Cash and cash equivalents — end of year	$41,264	$76,693	$122,031

Cash paid for income taxes	$-	$-	$133
Non-cash investing activities:
Purchases of property and equipment	$2,352	$-	$-

Common stock issued pursuant to earn-out agreements	$1,673	$2,660	$2,500

 The accompanying notes are an integral part of these Consolidated Financial Statements.

ECLIPSYS CORPORATION AND SUBSIDIARIES
Consolidated Statement of Changes in Stockholders’ Equity and Comprehensive Income (Loss)
(in thousands, except share data)

	Common Stock		Additional Paid-in	Accumulated	Comprehensive Income	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	(Loss)	Income (Loss)	Total

Balance at December 31, 2003, as reported	45,976,655	$460	$410,839	$(267,778)		$(367)	$143,154
Cumulative effect of restatements			7,567	(7,914)			(347)
Balance at December 31, 2003, as restated	45,976,655	460	418,406	(275,692)		(367)	142,807
Exercise of stock options	872,576	8	7,884				7,892
Employee stock purchase plan	167,709	1	1,663				1,664
Issuance of restricted stock	295,000	2	(2)				-
Stock compensation expense			1,768				1,768
Stock issued for acquisition	184,202	1	2,499				2,500
Comprehensive income:
Net loss				(34,029)	$(34,029)		(34,029)
Foreign currency translation adjustment					155	155	155
Other comprehensive income					155
Comprehensive loss					$(33,874)
Balance at December 31, 2004, as restated	47,496,142	472	432,218	(309,721)		(212)	122,757
Exercise of stock options	1,957,912	21	16,827				16,848
Employee stock purchase plan	10,848		195				195
Issuance of restricted stock	372,500	5	(5)				-
Stock compensation expense			2,427				2,427
Stock issued issued for acquisitions	65,923	1	2,660				2,661
Comprehensive income:
Net income				269	$269		269
Foreign currency translation adjustment					372	372	372
Other comprehensive income					372
Comprehensive income					$641
Balance at December 31, 2005, as restated	49,903,325	499	454,322	(309,452)		160	145,529
Exercise of stock options	2,583,484	26	26,686				26,712
Employee stock purchase plan	39,638		732				732
Issuance of restricted stock	100,000	1					1
Stock compensation expense			14,103				14,103
Stock issued for acquisitions	76,458	1	727				728
Restricted stock retained for tax withholdings	(166,023)	(2)	(1,386)				(1,388)
Deferred stock unit grants			56				56
Comprehensive income:
Net income				4,093	$4,093		4,093
Foreign currency translation adjustment					90	90	90
Other comprehensive income					90
Comprehensive income					$4,183
Balance at December 31, 2006	52,536,882	$525	$495,240	$(305,359)		$250	$190,656

The accompanying notes are an integral part of these Consolidated Financial Statements.

ECLIPSYS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.             Organization and Description of Business

Eclipsys Corporation (“Eclipsys” or the “Company”, “We”, “Us” or “Our”) is a healthcare information technology company and a leading provider of advanced integrated information software clinical content and professional services that help healthcare organizations improve clinical, financial and operational processes.  The Company develops and licenses proprietary software and content that is designed for use in connection with many of the key clinical, administrative and financial functions that healthcare organizations require.  Among other things, the software enables physicians, nurses and other clinicians to order tests, treatments and medications, and to record, access and share information about patients. The software also facilitates hospitals’ patient admissions, scheduling, records maintenance, invoicing, inventory control, cost accounting, and assessment of profitability of specific medical procedures and personnel.  The Company’s clinical content, which is integrated with our software, provides practice guidelines for use by physicians, nurses and other clinicians.

2.             Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Eclipsys and our wholly owned subsidiaries. All material intercompany transactions have been eliminated in consolidation. Eclipsys manages its business as one reportable segment.

Revision to the Statement of Cash Flows

The statement of cash flows for the year ended December 31, 2005 has been revised to reflect auction rate securities that are held "at market" or held "at rate" on a net basis. Previously, these cash flows were presented by the Company on a gross basis within "Net cash used in investing activities." The impact of this revised presentation was to decrease purchases of marketable securities and proceeds from sales of marketable securities during the year ended December 31, 2005 by $384.0 million. These changes had no impact on net cash used in investing activities. No auction rate securities were held during the year ended December 31, 2004.

Segment Information

The Company follows SFAS. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”). SFAS 131 requires that a company report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise for which separate financial information is available and is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker currently evaluates the Company’s operations from a number of different operational perspectives including but not limited to a client by client basis. The Company derives all significant revenues from a single reportable operating segment of business, healthcare information technology. Accordingly, the Company does not report more than one segment; nevertheless, management evaluates, at least quarterly, whether the Company continues to have one single reportable segment.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosures of contingent assets and liabilities. The estimates and assumptions used in the accompanying consolidated financial statements are based upon management’s evaluation of the relevant facts and circumstances as of the date of the financial statements. Actual results could differ from those estimates. The most significant estimates relate to the allowance for doubtful accounts, revenues recognized, the amounts recorded for capitalized software development costs and related useful lives, the warranty reserve, stock-based compensation, the valuation allowance for deferred tax assets, and allocation of purchase prices to acquisitions.

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

We generally contract under multiple element arrangements, which include software license fees, hardware and services including consulting, implementation, and software maintenance, for periods of 3 to 7 years. We evaluate revenue recognition on a contract-by-contract basis as the terms of each arrangement vary. The evaluation of our contractual arrangements often requires judgments and estimates that affect the timing of revenue recognized in our statements of operations. Specifically, we may be required to make judgments about:

  whether the fees associated with our software and services are fixed or determinable;
  whether collection of our fees is considered probable;
  whether professional services are essential to the functionality of the related software;
  whether we have the ability to make reasonably dependable estimates in the application of the percentage-of-completion method; and
  whether we have verifiable objective evidence of fair value for our software and services.

ECLIPSYS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

We recognize revenues in accordance with the provisions of Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, SAB 104, and EITF 00-21, “Revenue Arrangements with Multiple Deliverables.” SOP 97-2 and SAB 104 require among other matters, that there be a signed contract evidencing that an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is probable.

Many of our contracts with our clients are multiple element arrangements which may provide for multiple software modules including the rights to unspecified future versions and releases we may offer within the software suites the client purchases or rights to unspecified software versions that support different hardware or operating platforms, and that do not qualify as exchange rights.  We refer to these arrangements as subscription contracts.  Additionally, we sometimes enter into multiple element arrangements that do not include these rights to unspecified future software or platform protection rights.  We refer to these arrangements as traditional software contracts.  Finally, we offer much of our software and services on a stand-alone basis. Revenue under each of these arrangements is recognized as set forth below:

Subscription Contracts

Our subscription contracts typically include the following deliverables:

  Software license fees;
  Maintenance;
  Professional services; and
  Third party hardware or remote hosting services.

Software license fees are recognized ratably over the term of the contract, commencing upon the delivery of the software provided that (1) there is evidence of an arrangement, (2) the fee is fixed or determinable and (3) collection of our fee is considered probable. The value of the software is determined using the residual method pursuant to SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions." These contracts contain the rights to unspecified future software within the suite purchased and/or unspecified platform transfer rights that do not qualify for exchange accounting. Accordingly, these arrangements are accounted for pursuant to paragraphs 48 and 49 of SOP 97-2. Under certain arrangements, we capitalize related direct costs consisting of third party software costs and direct software implementation costs. These costs are amortized over the term of the arrangement.

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

We consider the applicability of EITF 00-3, “Application of AICPA Statement of Position 97-2, Software Revenue Recognition, to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware,” to our remote hosting services arrangements on a contract-by-contract basis. If we determine that the client has the contractual right to take possession of our software at any time during the hosting period without significant penalty, and can feasibly run the software on its own hardware or enter into another arrangement with a third party to host the software, a software element covered by SOP 97-2 exists. When a software element exists in a remote hosting services arrangement, we recognize the license, professional services and remote hosting services revenues pursuant to SOP 97-2, whereby the fair value of the remote hosting service is recognized as revenue ratably over the term of the remote hosting contract. If we determine that a software element covered by SOP 97-2 is not present in a remote hosting services arrangement, we recognize revenue for the remote hosting services arrangement ratably over the term of the remote hosting contract pursuant to SAB 104.

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

ECLIPSYS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Stand-Alone Software and Services

We also market certain software and services on a stand-alone basis, including the following:
  Software license fees;
  Maintenance;
  Professional services,
  Hardware,
  Network Services,
  Outsourcing, and
  Remote Hosting services.
Revenue related to such software and services are recognized as follows:

Software license fees and maintenance are marketed on a stand-alone basis may be licensed either under traditional contracts or under subscription arrangements. Software license fees under traditional contracts are recognized pursuant to SOP 97-2 when the following criteria are met, delivery of the software has occurred, persuasive evidence of an arrangement exists, the fee is fixed or determinable and collectibility is probable. Under subscription agreements for stand-alone software, license fees are recognized ratably over the term of the contract. With respect to maintenance, VSOE is determined based on substantive renewal prices contained in the contracts. Maintenance is recognized ratably over the term of the contract.

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

The Company records reimbursable out-of-pocket expenses in both systems and services revenues and as a direct cost of system and services in accordance with EITF 01-14, “Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred” (“EITF 01-14”). For 2006, 2005, and 2004 reimbursable out-of-pocket expenses were $9.0 million, $9.2 million and $5.7 million, respectively.

In accordance with EITF 00-10, “Accounting for Shipping and Handling Fees,” the Company has classified the re-imbursement by clients of shipping and handling costs as revenue and the associated cost as cost of revenue.

ECLIPSYS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Warranty Reserve

The agreements that we use to license our software include a limited warranty providing that our software, in its unaltered form, will perform substantially in accordance with the related documentation. Through September 30, 2003, we did not incur any material warranty costs related to our software. Due to the response time issues related to our software that we identified in October 2003, we recorded provisions related to warranty costs of $4.6 million through December 31, 2004. This provision was reduced by $0.3 million during the year ended December 31, 2006, as a result of a decrease in the estimation of expected warranty costs. To date $3.9 million has been expended against the provision. Warranty costs are charged to costs of systems and services revenues when they are probable and reasonably estimable. We have substantially completed the work under the warranty reserve. At December 31, 2006, the remaining liability is $0.4 million which is expected to be utilized in 2007.

A summary of the activity in our warranty reserve is as follows:

	(in thousands)
	December 31,
	2006	2005
Beginning Balance	$1,071	$2,057
Provision reduction	(290)	-
Warranty utilized	(343)	(986)
Ending Balance	$438	$1,071

Marketable Securities

Marketable securities consist of funds that are highly liquid and are classified as available-for-sale. Marketable securities are recorded at a fair value, and unrealized gains and losses are recorded as a component of other comprehensive income.

Marketable securities balances consist of the following:

	(in thousands)
	December 31,
	2006	2005
Security Type

Auction Rate Securities:

Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	$45,139	$14,117
Debt securities issued by states of the United States and political subdivisions of the states	21,187	17,084
	66,326	31,201
Other Securities:

Government Bonds/Agencies	11,259	6,206
Other debt securities	11,964	48
Total	$89,549	$37,455

As of December 31, 2006, most of our marketable securities have a maturity of more than 1 year. Auction rate securities of $21.2 million, held at December 31, 2006, typically have an interest rate reset feature every 30 days pursuant to which we can sell or reset the interest rate on the security. Eclipsys policy for all securities in the portfolio is to hold them less than one year, and therefore, we believe that these investments are part of our working capital and are appropriately classified as current assets.

In an effort to maximize the yield of our excess cash, we transferred cash in 2006 from money market investments to marketable securities, which include auction rates securities and government bonds. These funds remain highly liquid.

ECLIPSYS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Accounts Receivable and Unbilled Receivables

The timing of revenue recognition and contractual billing terms under certain multiple element arrangements may not precisely coincide, resulting in the recording of unbilled accounts receivable or deferred revenue.  Client payments are due under these arrangements in varying amounts primarily upon the achievement of certain contractual milestones throughout the implementation periods, which generally range from 12 to 24 months.  The current portion of unbilled accounts receivable is included in accounts receivable.

Accounts receivable was composed of the following:
	(in thousands)
	December 31,
	2006	2005

Billed accounts receivable, net	$77,570	$69,772
Total unbilled accounts receivable, net	16,251	11,061
Total accounts receivable, net	$93,821	$80,833

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

Capitalized Software Development Costs

We capitalize a portion of our computer software development costs incurred subsequent to establishing technological feasibility. These costs include salaries, benefits, consulting and other directly related costs incurred in connection with programming and testing software. Capitalization ceases when the software is generally released for sale to clients. Management monitors the net realizable value of development costs to ensure that the investment will be recovered through future revenues. Capitalized software development costs were $14.1 million, $20.1 million, and $15.2 million for the years ended December 31, 2006, 2005, and 2004, respectively. These costs are amortized over the greater of the ratio that current revenues are to total and anticipated future revenues for the applicable software or the straight-line method over three years. Amortization of capitalized software development costs, which is included in costs of systems and services revenues, was $17.5 million, $14.3 million, and $10.6 million for the years ended December 31, 2006, 2005, and 2004, respectively. Accumulated amortization of capitalized software development costs was $27.6 million and $19.5 million as of December 31, 2006 and 2005, respectively.

Acquired Technology and Intangible Assets

Acquired technology and intangible assets are amortized over their estimated useful lives generally on a straight-line basis. The carrying values of acquired technology and intangible assets are reviewed if the facts and circumstances suggest that they may be impaired and goodwill is reviewed annually in accordance with SFAS 142. Testing would be done on a more frequent basis, if impairment indicators arise. The test for impairment is based upon a number of factors, including operating results, business plans and projected future cash flows. No impairment has been identified or recorded during fiscal 2006 or 2005.

During the year ended December 31, 2006, we recorded goodwill of $3.9 million and other intangible assets of $2.4 million in connection with the acquisition of two entities. During the year ended December 31, 2006, we also recorded goodwill of $1.7 million in connection with earnout agreements. See Note 11, “Acquisitions,” for additional information.

The changes in the carrying amount of goodwill for the year ended December 31, 2006 and 2005, were as follows:

	(in thousands)
	December 31,
	2006	2005
Beginning Balance	$6,624	$2,863
Earnouts	$1,719	$3,761
Sysware and Mosum acquisitions	3,029	-
VSA acquisition	909	-
Ending Balance	$12,281	$6,624

ECLIPSYS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For the year ended December 31, 2006 and 2005, the gross and net amounts for acquired technology, ongoing customer relationships and goodwill consist of the following:
	(in thousands)
	December 31, 2006			December 31, 2005
	Gross		Net	Gross		Net
	Carrying	Accumulated	Book	Carrying	Accumulated	Book	Estimated
	Amount	Amortization	Value	Amount	Amortization	Value	Life
Intangibles subject to amortization

Acquired technology	$1,967	$(743)	$1,224	$914	$(330)	$584	3-5 years
Ongoing customer relationships	5,644	(2,337)	3,307	4,335	(1,395)	2,940	5-7 years

Total	$7,611	$(3,080)	$4,531	$5,249	$(1,725)	$3,524

Intangibles not subject to amortization:
Goodwill			$12,281			$6,624

Amortization expense was $1.3 million for the year-ended December 31, 2006, comprised of $0.4 million for acquired technology and $0.9 million for client relationships.  Amortization expense was $1.2 million for the year-ended December 31, 2005, comprised of $0.3 million for acquired technology and $0.9 million for client relationships.  Amortization expense for the year-ended December 31, 2004 was $0.6 million and mostly related to client relationships.

The estimated aggregate amortization expense for each of the five succeeding fiscal years is as follows:

	(in thousands)

	2007	2008	2009	2010	2011	Total

Total amortization expense	$1,742	$1,463	$845	$303	$178	$4,531

Amortization of the acquired technology is included in the cost of systems and services.

Long-Lived Assets

Long-lived assets, including separate and identifiable intangible assets, are reviewed for potential impairment at such time when events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. Any impairment loss would be recognized when the sum of the expected, undiscounted net cash flows is less than the carrying amount of the asset. If an asset is impaired, the asset is written down to its estimated fair value. We did not record any impairment of long-lived assets as of December 31, 2006 and 2005.

Fair Value of Financial Instruments

The carrying amounts of our financial instruments, including cash and cash equivalents, accounts receivable, and other current liabilities, approximate fair value due to the short-term nature of these assets and liabilities.

Income Taxes

The provision for income taxes and corresponding balance sheet accounts are determined in accordance with SFAS 109, “Accounting for Income Taxes” (“SFAS 109”). Under SFAS 109, deferred tax assets and liabilities are determined based on the temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences. The Company provides a valuation allowance for that portion of deferred tax assets, which it cannot determine is more likely than not to be recognized due to the Company’s cumulative losses and the uncertainty as to future recoverability.

Stock-Based Compensation

See Note 3 for discussion of the restatement relating to stock-based compensation. Prior to January 1, 2006, we accounted for our stock-based employee compensation arrangements under the intrinsic value method prescribed by APB 25, as allowed by SFAS 123, as amended by SFAS 148. As a result, no expense was recognized for options to purchase our common stock that were granted with an exercise price equal to fair market value at the date of grant, and no expense was recognized in connection with purchases under our employee stock purchase plan for the years ended December 31, 2005, and 2004.

In December 2004, FASB issued SFAS 123(R), which amended SFAS 123. SFAS 123(R) required measurement of the cost of share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first annual period after June 15, 2005. Subsequent to the effective date, the pro forma disclosures previously made under SFAS 123 are no longer an alternative to financial statement recognition.

ECLIPSYS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Effective January 1, 2006, we adopted SFAS 123(R) using the modified prospective method. Under this method, compensation cost recognized during the year ended December 31, 2006, includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 amortized over the awards vesting period, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R) amortized on a straight-line basis over the awards vesting period. The fair value of stock options is estimated at the date of grant using the Black-Scholes option pricing model with weighted average assumptions for the activity under our stock plans. Option pricing model input assumptions such as expected term, expected volatility, and risk-free interest rate, impact the fair value estimate. Further, the forfeiture rate impacts the amount of aggregate compensation. These assumptions are subjective and generally require significant analysis and judgment to develop. When estimating fair value, some of the assumptions were based on or determined from external data (for example the risk free interest rate) and other assumptions were derived from our historical experience with share-based payment arrangements (for example, volatility and expected term). The appropriate weight to place on historical experience is a matter of judgment, based on relevant facts and circumstances. Implementation of SFAS 123(R) resulted in $9.7 million in stock option expense during the year ended December 31, 2006. The adoption of SFAS 123(R) had no impact on cash flows from operations or financing activities. For additional information, see Notes 3 and 4.

We have elected to use the simplified method for estimating our expected term equal to the midpoint between the vesting period and the contractual term as allowed by SAB 107, “Share-Based Payment.” We currently estimate volatility by using the weighted average historical volatility of our common stock. The risk-free interest rate is the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term input to the Black-Scholes model. We estimate forfeitures using a weighted average historical forfeiture rate. Our estimate of forfeitures will be adjusted over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from our estimate.

Basic and Diluted Net Income (Loss) Per Share

For all periods presented, basic and diluted net income (loss) per common share is presented in accordance with SFAS 128, “Earnings per Share,” which provides for the accounting principles used in the calculation of earnings per share. Basic net income (loss) per common share excludes dilution and is calculated by dividing net income (loss) available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted net income per common share reflects the potential dilution from assumed conversion of all dilutive securities such as stock options, warrants and unvested restricted stock using the treasury stock method.  When the effects of the outstanding stock options or warrants are anti-dilutive, they are not included in the calculation of diluted earnings per common share. For the year ended December 31, 2006, anti-dilutive stock options totaling 4.0 million shares were excluded from the determination of diluted earnings per common share.

The computations of the basic and diluted earnings per common share were as follows:

	(in thousands, except per share data)
	December 31,
	2006	2005	2004
		As restated	As restated
Basic earnings per common share:
Net income (loss)	$4,093	$269	$(34,029)
Weighted average common shares outstanding	51,472	47,947	46,587
Basic net income (loss) per common share	$0.08	$0.01	$(0.73)
Diluted net income (loss) per common share :
Net income (loss)	$4,093	$269	$(34,029)

Weighted average common shares outstanding	51,472	47,947	46,587
Dilutive effect of:
Stock options, restricted stock awards, and other stock
compensation	1,442	2,618	-
Contingent shares issuable pursuant to earn-out
agreements	34	73	-
Total shares	52,948	50,638	46,587
Diluted net income (loss) per common share	$0.08	$0.01	$(0.73)

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

ECLIPSYS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Foreign Currency

Our financial position and results of operations of foreign subsidiaries are measured using the currency of the respective countries as the functional currency. Assets and liabilities are translated at the foreign exchange rate in effect at the balance sheet date, while revenue and expenses for the year are translated at the average exchange rate in effect during the year. Translation gains and losses are not included in determining net income or loss but are accumulated and reported as a separate component of stockholders’ equity. We have not entered into any hedging contracts during the three-year period ended December 31, 2006.

Comprehensive Income

SFAS 130, “Reporting Comprehensive Income” requires that the total changes in equity resulting from revenue, expenses, and gains and losses, including those that do not affect the accumulated deficit, be reported. Accordingly, those amounts, which are comprised solely of foreign currency translation adjustments, are included in other comprehensive income in the consolidated statement of changes in stockholders’ equity.

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 enhances existing guidance for measuring assets and liabilities using fair value. Prior to the issuance of SFAS 157, guidance for applying fair value was incorporated in several accounting pronouncements. SFAS 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under SFAS 157, fair value measurements are disclosed by level within that hierarchy. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Eclipsys has not yet determined the impact of adopting SFAS 157 on its financial statements.

In September 2006, the FASB issued SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”), an amendment of SFAS 87, 88, 106, and 132R. The requirement by SFAS 158 to recognize the funded status of a benefit plan and the disclosure requirements of SFAS 158 are effective as of the end of the fiscal year ending after December 15, 2006 for entities with publicly traded equity securities. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The adoption of SFAS 158 did not have a material effect on the Company’s financial position at December 31, 2006.

In September 2006, the Securities and Exchange Commission released SAB 108, which provides the Staff's views on applying generally accepted accounting principles to the quantification of financial statement errors based on the effects of the error on each of a company’s financial statements. SAB 108 is effective for financial statements issued for fiscal years beginning after November 15, 2006. SAB 108 did not have a material impact on Eclipsys’ results of operations.

In June 2006, the FASB issued Financial Interpretation 48, "Accounting for Uncertainty in Income Taxes" (FIN 48) which clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS 109, "Accounting for Income Taxes." This Interpretation prescribes a recognition threshold and measurement attribute of tax positions taken or expected to be taken on a tax return. We adopted this Interpretation effective January 1, 2007. The adoption did not have a material impact on our results of operations.

In June 2006, EITF 06-3, “How Sales Taxes Collected from Clients and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross Versus Net Presentation)” (“EITF 06-3”) was issued. EITF 06-3 requires disclosure of the presentation of taxes on either a gross (included in revenues and costs) or a net (excluded from revenue) basis as an accounting policy decision. The provisions of this standard are effective for interim and annual reporting periods beginning after December 15, 2006. The adoption of EITF 06-3 did not have a material impact on our consolidated financial statements.

3. Review of Stock Option Practices and Restatements of Consolidated Financial Statements

Review of Historical Stock Option Practices

As previously announced on February 13, 2007, the Company initiated a voluntary review of its stock option grants addressing the timing of the grants and their related accounting and tax treatment, including whether the Company properly applied Accounting Principles Board Opinion (“APB”) 25 “Accounting for Stock Issued to Employees” (“APB 25”), in accounting for those grants. This review was conducted under the oversight of a special committee, consisting of two independent directors of the Company, as appointed by our Board of Directors. Outside counsel was engaged to conduct investigative and analytical portions of the review.

The review covered all stock option grants made from the Company’s initial public offering in August 1998 until the present, with particular focus upon grants made before implementation of the Sarbanes-Oxley Act in July 2002.

ECLIPSYS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Findings

Through the review, the Company identified various stock option grants made during the period that had exercise prices lower than the fair market value of the Company’s common stock on the appropriate accounting measurement dates for those grants. Most of these instances occurred from March 1999 until August 2002; during that period there were instances of selecting favorable grant dates and associated exercise prices with hindsight, repricing of previously issued options to lower exercise prices, adding additional stock options after the fact to a previously approved batch of options, and reallocation of previously issued options to different recipients at a later time, as well as administrative errors. The affected options were widely distributed to various personnel throughout the organization, and were not focused on grants to officers or other selected optionees.

The Company concluded that it did not properly apply APB 25 in accounting for some past stock option grants, primarily during the period from March 1999 to August 2002, and that approximately $8.9 million in additional aggregate non-cash stock-based compensation expense should have been recognized over the period 1999 through 2005.  The errors have been grouped into the following five categories:

Selection of Grant Dates and Associated Exercise Prices with Hindsight

It was determined that the exercise prices used for 6.5 million options, representing 15 separate grant dates, were selected in hindsight, often resulting in a more favorable exercise price than the fair market value of the underlying shares on the appropriate accounting measurement date. This resulted in an aggregate adjustment of $5.1 million.

Reallocated Options

It was determined that 113,132 options were reallocated from one recipient to another after the first or “principal” measurement date, resulting in an incorrect measurement date for the allocated options. This resulted in an aggregate adjustment of $0.9 million.

Adding Stock Options to a Previously Approved Batch of Options

It was determined that 510,818 option grants were added to a prior batch of approved options after the fact. This error resulted in an aggregate adjustment of $1.2 million.

Re-priced Options

It was determined that 189,500 options were originally granted in the first and second quarters of 2000 and subsequently repriced in one stated grant date in May 2000; however, variable accounting treatment under FIN 44 was not applied to these options to properly account for the re-pricing of these options. This error resulted in an aggregate adjustment of $1.2 million.

Options Granted with Administrative Errors

It was determined that 140,172 options granted had incorrect measurement dates due to administrative errors in processing. The administrative errors resulted in an aggregate adjustment of $0.5 million.

Adjustments

The impact from recognizing stock-based compensation expense resulting from the investigation of past stock option grants and other adjustments is as follows (in thousands):

	Net Income
	(Loss) as	Stock-Based			Net Income
	Previously Reported	Compenation Expense	Other Adjustments	Total Adjustments	(Loss) as Restated
Cumulatived effect as of the beginning of fiscal 2004		$(7,567)	$(347)	$(7,914)

Years ended December 31,
2004	(32,565)	(1,291)	(173)	(1,464)	(34,029)
2005	485	(74)	(142)	(216)	269
Cumulative effect as of the end of fiscal 2005		$(8,932)	$(662)	$(9,594)

Adjustments and Impact on Financial Statements

To correct our past accounting for stock options, we recorded additional stock-based compensation expense of $0.1 million for the year ended December 31, 2005, $1.3 million for the year ended December 31, 2004 and $7.5 million for the periods prior to December 31, 2003. In addition to restating the consolidated financial statements to reflect the findings of the stock option review, we are recording additional adjustments, not included in previously filed financial statements due to their immateriality. Other adjustments to the financial statements relate to sales and use tax of $0.3 million not previously self-assessed on certain fixed asset purchases and the timing of revenue recognition on one professional service client engagement of less than $0.1 million.

ECLIPSYS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The cumulative effect of the restatements through December 31, 2003 increased additional paid-in capital by $7.5 million and increased accumulated deficit by $7.9 million.

In addition, the Company evaluated the impact of the restatements on its tax provision. Based on the analysis, the Company did not record an incremental income tax provision for the periods impacted by the restatement as the Company had previously provided a full valuation allowance on its deferred tax asset. Additionally, the Company recorded a liability of $0.5 million as of December 31, 2006 and 2005 for payroll withholding taxes related to options issued at a discount.

The following table presents the effects of the stock-based compensation, related payroll tax adjustments and other adjustments made to the Company’s previously reported consolidated balance sheet as of December 31, 2005 (in thousands, except share amounts):

ECLIPSYS CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except share data)
	December 31, 2005
	As previously reported	Adjustments	As Restated
Assets
Current assets:
Cash and cash equivalents	$76,693	$-	$76,693
Marketable securities	37,455	-	37,455
Accounts receivable, net of allowance for doubtful accounts of $5,676 and $4,952 at December 31, 2005 and 2004, respectively	80,833	-	80,833
Inventory	2,289	-	2,289
Prepaid expenses	17,909	-	17,909
Other current assets	2,184	-	2,184
Total current assets	217,363	-	217,363

Property and equipment, net	40,500	140	40,640
Capitalized software development costs, net	35,690	-	35,690
Acquired technology, net	584	-	584
Intangible assets, net	2,940	-	2,940
Goodwill	6,624	-	6,624
Deferred tax asset	4,124	(258)	3,866
Other assets	20,964	-	20,964
Total assets	$328,789	$(118)	$328,671
Liabilities and Stockholders’ Equity
Current liabilities:
Deferred revenue	$107,960	$(71)	$107,889
Accounts payable	26,103	-	26,103
Accrued compensation costs	15,974	299	16,273
Deferred tax liability	4,124	(258)	3,866
Other current liabilities	10,413	574	10,987
Total current liabilities	164,574	544	165,118

Deferred revenue	16,772	-	16,772
Other long-term liabilities	1,252	-	1,252
Total liabilities	182,598	544	183,142
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 200,000,000 shares authorized; issued and outstanding,
issued and outstanding 52,536,853 and 49,903,325, respectively	499	-	499
Additional paid-in capital	445,390	8,932	454,322
Accumulated deficit	(299,858)	(9,594)	(309,452)
Accumulated other comprehensive income	160	-	160
Total stockholders’ equity	146,191	(662)	145,529
Total liabilities and stockholders’ equity	$328,789	$(118)	$328,671

ECLIPSYS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table presents the effects of the stock-based compensation, related tax payroll adjustments and other adjustments made to the Company’s previously reported consolidated statements of operations (in thousands, except per share amounts):

Consolidated Statements of Operations
(in thousands, except per share data)

	Year Ended December 31, 2005			Year Ended December 31, 2004
	As previously reported	Adjustments	As restated	As previously reported	Adjustments	As restated
Revenues:
Systems and services	$370,309	$71	$370,380	$282,124	$-	$282,124
Hardware	12,962	-	12,962	26,951	-	26,951
Total revenues	383,271	71	383,342	309,075	-	309,075
Cost and expenses:
Cost of systems and services	225,080	51	225,131	168,393	355	168,748
Cost of hardware	11,055	-	11,055	22,949	-	22,949
Sales and marketing	64,140	(60)	64,080	65,024	575	65,599
Research and development	51,789	(18)	51,771	58,095	92	58,187
General and administrative	19,191	288	19,479	15,524	427	15,951
Depreciation and amortization	14,659	-	14,659	13,284	-	13,284
Total costs and expenses	385,914	261	386,175	343,269	1,449	344,718
Loss from operations	(2,643)	(190)	(2,833)	(34,194)	(1,449)	(35,643)
Interest income, net	3,128	(26)	3,102	1,629	(15)	1,614
Income (loss) before income taxes	485	(216)	269	(32,565)	(1,464)	(34,029)
Provision for income taxes	-		-	-		-
Net income (loss)	$485	$(216)	$269	$(32,565)	$(1,464)	$(34,029)
Net income (loss) per share:
Basic net income (loss) per common share	$0.01		$0.01	$(0.70)		$(0.73)
Diluted net income (loss) per common share	$0.01		$0.01	$(0.70)		$(0.73)
Basic weighted average common shares outstanding	47,947		47,947	46,587		46,587
Diluted weighted average common shares outstanding	50,644		50,638	46,587		46,587

ECLIPSYS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table presents the effects of the stock-based compensation, related payroll tax adjustments and other adjustments made to the Company’s previously reported consolidated statements of cash flows (in thousands):

ECLIPSYS CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31, 2005			Year Ended December 31, 2004
	As previously reported	Adjustments	As restated	As previously reported	Adjustments	As restated
Operating activities:
Net income (loss)	$485	$(216)	$269	$(32,565)	$(1,464)	$(34,029)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation and amortization	32,472	84	32,556	27,410	78	27,488
Provision for bad debts	3,011	-	3,011	1,800	-	1,800
Provision for income taxes	-	-	-	-	-	-
Loss on sale of marketable securities	-	-	-	131	-	131
Stock compensation expense	2,353	74	2,427	477	1,291	1,768
Changes in operating assets and liabilities, excluding
the effects of acquisitions:
Increase in accounts receivable	(18,966)	-	(18,966)	(11,520)	-	(11,520)
Increase in prepaid expenses and other current assets	(4,507)	-	(4,507)	(534)	-	(534)
Decrease / (Increase) in inventory	(645)	-	(645)	(1,079)	-	(1,079)
Decrease / (Increase) in other assets	(9,283)	-	(9,283)	(2,724)	-	(2,724)
(Decrease) / Increase in deferred revenue	2,036	(71)	1,965	21,403	-	21,403
(Decrease) / Increase in accrued compensation	2,441	86	2,527	(4,486)	66	(4,420)
Increase / (Decrease) in accounts payable and other
current liabilties	3,930	43	3,973	(998)	29	(969)
Increase / (Decrease) in other long-term liabilities	1,130	-	1,130	(562)	-	(562)
Total adjustments	13,972	216	14,188	29,318	1,464	30,782
Net cash provided by (used in) operating activities	14,457	-	14,457	(3,247)	-	(3,247)
Investing activities:
Purchases of property and equipment	(19,288)	-	(19,288)	(15,333)	-	(15,333)
Purchases of marketable securities	(501,717)	383,733	(117,984)	(164,074)	-	(164,074)
Proceeds from sale of marketable securities	464,262	(383,733)	80,529	163,943	-	163,943
Capitalized software development costs	(20,144)	-	(20,144)	(15,194)	-	(15,194)
Cash paid for acquisitions	(312)	-	(312)	(5,458)	-	(5,458)
Net cash used in investing activities	(77,199)	-	(77,199)	(36,116)	-	(36,116)
Financing activities:
Proceeds from stock options exercised	16,853	-	16,853	7,892	-	7,892
Proceeds from employee stock purchase plan	195	-	195	1,664	-	1,664
Net cash provided by financing activities	17,048	-	17,048	9,556	-	9,556
Effect of exchange rates on cash and cash equivalents	356	-	356	155	-	155
Net decrease in cash and cash equivalents	(45,338)	-	(45,338)	(29,652)	-	(29,652)
Cash and cash equivalents — beginning of year	122,031	-	122,031	151,683	-	151,683
Cash and cash equivalents — end of year	$76,693	$-	$76,693	$122,031	$-	$122,031

Cash paid for income taxes	$-	$-	$-	$133	$-	$133
Non-cash investing activities:
Purchase price pursuant to earn-out agreements	$2,660	$-	$2,660	$2,500	$-	$2,500

ECLIPSYS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

 4.  Stock-Based Compensation

Pro forma information regarding net income and net income per share is required by SFAS 123 and has been determined as if the Company had accounted for its employee stock option plan under the method of SFAS 123. For purposes of pro forma disclosures, the estimated fair value of the stock awards, as prescribed by SFAS 123, is amortized to expense over the vesting period of such awards The impact of the restatements on the pro forma information is as follows (in thousands, except per share data):

	Year ended December 31,
	2005	2004
	As restated	As restated

Net income (loss):	$269	$(34,029)
Add: stock-based employee compensation expense included
in net income (loss), net of related tax effects	2,427	1,768
Deduct: Total stock-based compensation expense
determined under fair value based method for all awards,
net of related tax effects	(11,599)	(11,330)
Pro forma net loss	$(8,903)	$(43,591)
Basic net income (loss) per common share:
As reported	$0.01	$(0.73)
Pro forma	$(0.19)	$(0.94)
Diluted income (loss) per common share:
As reported	$0.01	$(0.73)
Pro forma	$(0.19)	$(0.90)

The historical pro forma impact of applying the fair value method prescribed by SFAS 123 is not representative of the impact that may be expected in the future due to changes resulting from additional grants in future years and changes in assumptions such as volatility, interest rates and expected life used to estimate fair value of the grants in future years.

There was no stock-based employee compensation cost capitalized under SFAS 86 or SOP 98-1or tax benefit recognized during the year ended December 31, 2006.

Stock-based employee compensation expense was recorded as follows in the consolidated statement of operations (in thousands):

Year Ended December 31, 2006

Cost of systems and services	$3,215
Sales and marketing	3,495
Research and development	1,921
General and administrative	2,626
Restructuring charge	2,846
Total stock-based compensation expense	$14,103

The restructuring charge of $2.8 million reflected in the table above, is included in the $14.7 million restructuring charge disclosed separately on the Statement of Operations.

5.  Employee Benefit Plans

2005 Stock Incentive Plan

At our Annual Meeting of Stockholders held June 29, 2005, our shareholders approved the 2005 Stock Incentive Plan (“the 2005 Plan”). Under the 2005 Plan, no further awards will be granted under our prior Stock Incentive Plans which include our 1996, 1998, 1999 and 2000 plans. Awards may be made under the 2005 Plan for a number of shares (subject to adjustment in the event of stock splits and other similar events) equal to the sum of (1) 2,000,000 shares of the Company’s common stock, (2) any shares reserved for issuance under the Amended and Restated 2000 Stock Incentive Plan that remain available for issuance as of the date the 2005 Plan was approved by our stockholders and (3) any shares subject to outstanding awards under our 1996 Stock Plan, the Amended and Restated 1998 Stock Incentive Plan, the Amended and Restated 1999 Stock Incentive Plan and the Amended and Restated 2000 Stock Incentive Plan that expire or are terminated, surrendered or canceled without having been fully exercised, are repurchased or forfeited in whole or part or result in any shares subject to such award not being issued. We expect to satisfy option exercises by issuing the Company’s common stock. As of December 31, 2006, there were 2.3 million shares available for future issuance under the 2005 Plan.

We issued 400,000 stock options and 100,000 shares of restricted stock in the year ended December 31, 2006 as an inducement grant made without stockholder approval and outside the 2005 Plan. The grant date fair value of the restricted stock was $21.15 per share.

ECLIPSYS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Stock Options

A summary of stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2006	7,605,609	$12.80
Options granted	1,407,000	$20.80
Options exercised	(2,584,605)	$10.34		$30,548
Options canceled or forfeited	(796,420)	$16.54

Outstanding at December 31, 2006	5,631,584	$15.40	6.32	$32,480
Vested and expected to vest at December 31, 2006	5,345,678	$15.25	0.06	$31,632
Exercisable at December 31, 2006	3,219,244	$13.77	4.61	$23,902

As of December 31, 2006, $31.2 million of total unrecognized compensation costs related to stock options is expected to be recognized over a weighted average period of 3.8 years.
The weighted average estimated fair value of our employee stock options granted at grant date market prices was $15.10 per share during the year ended December 31, 2006. There were 52,852 shares issued under our stock purchase plan as a result of employee participation during the year ended December 31, 2006.

The weighted average fair value of outstanding stock options has been estimated at the date of grant using a Black-Scholes option pricing model. The following are significant weighted average assumptions used for estimating the fair value of the activity under our stock option plans:

	Year Ended December 31,
	2006	2005
Expected term (in years)	6.46	6.01
Risk free interest rate	4.99%	4.02%
Expected volatility	77.14%	80.26%
Dividend yield	0%	0%

We have elected to use the simplified method for estimating our expected term equal to the midpoint between the vesting period and the contractual term as allowed by SAB 107, “Share-Based Payment.”

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

Non-Vested Restricted Stock

From time to time the Company has issued non-vested restricted stock grants to members of senior management.  The Company issued 100,000 and 372,500 shares in 2006 and 2005, respectively.  Generally, restricted stock grants vest over a five-year period.

ECLIPSYS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Non-vested restricted stock award activity for the year ended December 31, 2006 is summarized as follows:

	Non-vested Number of Shares	Weighted Average Grant -Date Fair Value

Nonvested balance at January 1, 2006	623,994	$16.72
Granted	100,000	$21.14
Vested	(259,966)	$16.67
Forfeited	(97,900)	$19.21
Nonvested balance at December 31, 2006	366,128	$17.29

Compensation expense for non-vested restricted common stock issued at discounted prices is recognized over the vesting period for the difference between the purchase price and the fair market value on the measurement date. Compensation expense recorded for stock-based awards of restricted stock was $2.6 million, $2.4 million, and $0.5 million, for the years ended December 31, 2006, 2005 and 2004, respectively.

As of December 31, 2006, $5.7 million of total unrecognized compensation costs related to non-vested restricted awards is expected to be recognized over a weighted average period of 3.6 years.  The cumulative fair value of shares vested through the year ended December 31, 2006 was $6.0 million.

Deferred Stock Units

Effective May 10, 2006, we implemented a deferred stock unit plan to provide for equity compensation for our non-employee directors in the form of deferred stock units ("DSUs") granted under the Company's 2005 Stock Incentive Plan ("2005 Plan"). As of the date of each annual meeting of the Company's stockholders, each continuing non-employee director receives a number of DSUs determined by dividing $75,000 by the fair market value of a share of the Company's common stock on the grant date. These DSUs vest quarterly over the course of the ensuing year. After cessation of board service, the Company will pay the DSUs by issuing to the former director a number of shares of the Company's common stock equal to the number of accumulated vested deferred stock units. In addition, a non-employee director may elect to receive DSUs in lieu of all or a portion of his or her cash fees. All DSUs received for cash fees are fully vested.

We granted 26,459 deferred stock units during the year ended December 31, 2006 at an average market value of $18.91. The value of these deferred stock units is amortized to compensation expense and director fees ratably over the vesting period. In the year ended December 31, 2006, recorded expense for deferred stock units was $313,000.

Employee Savings Plan

During 1997, we established a Savings Plan (the “Plan”) pursuant to Section 401(k) of the Internal Revenue Code (the “Code”), whereby employees may contribute a percentage of their compensation, not to exceed the maximum amount allowable under the Code. At the discretion of our Board of Directors, we may elect to make matching contributions, as defined in the Plan. For the years ending December 31, 2006, 2005, and 2004 the Board of Directors approved contributions to the Plan of $1.3 million, $0.6 million, and $0.8 million respectively.

2005 Employee Stock Purchase Plan

On June 29, 2005, our shareholders approved the 2005 Employee Stock Purchase Plan (the “2005 Purchase Plan”).  In connection with the approval, the Second Amended and Restated 1998 Employee Stock Purchase Plan was terminated and no further awards will be made under such plan.  Under the provisions of the 2005 Purchase Plan, our employees may purchase shares of our stock at a purchase price of 95% of the closing price of our stock on the final day of the quarterly offering period as defined.  As of December 31, 2006, there were 949,514 shares available for future issuance under the 2005 Purchase Plan.

ECLIPSYS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

6.            Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are provided for using the straight-line method over the estimated useful lives, which generally range from 2 to 7 years. Computer equipment is depreciated over 2 to 5 years. Office equipment is depreciated over 2 to 7 years. Purchased software for internal use is amortized over 3 years. Expenditures for our resource planning system, or ERP, are depreciated over 8 years. Leasehold improvements are amortized over the shorter of the useful lives of the assets or the remaining term of the lease. When assets are retired or otherwise disposed of, the related costs and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in income. Expenditures for repairs and maintenance not considered to substantially lengthen the property and equipment lives are charged to expense as incurred. The balances for property and equipment were as follows:

	(in thousands)
	December 31,
	2006	2005
		As restated
Computer equipment	$51,595	$43,723
Office equipment and other	7,008	6,723
Purchased software	30,108	20,722
Leasehold improvements	14,227	12,805
	102,938	83,973
Less: Accumulated depreciation and amortization	(57,132)	(43,333)
	$45,806	$40,640

Depreciation expense for property and equipment totaled $14.8 million, $13.8 million, and $12.8 million, in 2006, 2005, and 2004, respectively.

7. Restructuring

In January 2006, we effected a restructuring of our operations which included a reduction in headcount of approximately 100 individuals, and the reorganization of our Company. In December 2006, we realigned certain management resources and consolidated some facilities to eliminate excess office space.

These activities resulted in restructuring charges of $14.7 million in the year ended December 31, 2006. Severance charges were $12.2 million, of which $3.6 million related to the termination of employment of certain management personnel. Of this charge, $2.8 million was for non-cash stock-based compensation. The excess office space consolidation resulted in charges of $2.5 million related to the closing of three facilities.

The restructuring charges have been recorded in our consolidated statements of operations as “restructuring charge.” At December 31, 2006, the remaining unpaid restructuring liability of $5.7 million relates to severance and future lease payments which we expect to pay out through 2009.

A summary of the restructuring activity was as follows (in thousands):

		Facility
	Severance	Closures	Total
Balance at January 1, 2006	$-	$-	$-
Restructuring charge	12,184	2,486	14,670
Non-cash charges related to
stock option modifications	(2,846)	-	(2,846)
Payments	(6,164)	-	(6,164)
Balance at December 31, 2006	$3,174	$2,486	$5,660

8.             Stockholders’ Equity

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

ECLIPSYS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Shareholder Rights Plan

On July 26, 2000, our Board of Directors declared a dividend of one Right for each outstanding share of Eclipsys’ Common Stock to stockholders of record at the close of business on August 9, 2000. Each Right entitles the registered holder to purchase from Eclipsys one one-thousandth of a share of Series A Junior Participating Preferred Stock, $0.01 par value per share, at a Purchase Price of $65.00 in cash, subject to adjustment. The Rights will initially trade together with Eclipsys’ Common Stock, and will not be exercisable. If a person or group (other than an exempt person) acquires 15% or more of the outstanding shares of Eclipsys Common Stock, the Rights generally will become exercisable and allow the holder (other than the 15% purchaser) to purchase shares of Eclipsys’ Common Stock at a 50% discount to the market price. The effect will be to discourage acquisitions of 15% or more of Eclipsys’ Common Stock without negotiations with the Board of Directors. The terms of the Rights are set forth in a Rights Agreement dated as of July 26, 2000 (the “Rights Agreement”) between Eclipsys and Fleet National Bank, as Rights Agent. The Board has designated 100,000 of the 5,000,000 authorized shares of preferred stock as Series A Junior Participating Preferred Stock.

9.             Income Taxes

The income tax provision is as follows:

	(in thousands)
	December 31,
	2006	2005	2004
Current Tax Provision:
Federal	$-	$-	$-
State	-	-	-
Foreign	-	-	-
	$-	$-	$-
Deferred Provision:
Federal	$34	$-	$-
State	4	-	-
Foreign	-	-	-
Total Provision	$38	$-	$-

At December 31, 2006 and 2005, the Company has recorded a noncurrent deferred tax asset and current deferred tax liability based upon the pro rata allocation of the valuation allowance in accordance with SFAS 109.

A reconciliation of the effect of applying the federal statutory rate and the effective income tax rate on our income tax provision is as follows:

	(in thousands)
	Year Ended
	December 31,
	2006	2005	2004
		As restated	As restated
Statutory federal income tax rate	$1,405	$91	$(11,570)
State income taxes	164	11	(1,348)
Incentive stock options	(2,065)	-	-
Other	666	636	640
Valuation allowance	(132)	(738)	12,278
Income tax provision	$38	$-	$-

ECLIPSYS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The significant components of our net deferred tax assets (liabilities are as follows:
	(in thousands)
	December 31,
	2006	2005
Deferred tax assets:		As restated
Intangible assets	$20,317	$24,012
Stock based compensation	5,797	1,137
Allowance for doubtful accounts	2,181	2,795
Accrued expenses	3,203	1,704
Other	1,766	2,351
Net operating loss carryforwards	119,791	123,415
	153,055	155,414

Deferred tax liabilities:
Unbilled receivables	(5,109)	(5,272)
Goodwill amortization	(38)	-
Depreciation	(4,161)	(3,412)
Capitalization of software development costs	(12,262)	(13,548)

Net deferred tax asset	131,485	133,182
Valuation allowance	(131,523)	(133,182)
	$(38)	$-

	(in thousands)
	December 31,
	2006	2005
Balance sheet classification:
Noncurrent deferred tax asset	$3,661	$3,866
Current deferred tax liability	(3,699)	(3,866)
	$(38)	$-

At December 31, 2006, the Company had U.S. net operating loss carryforwards for federal income tax purposes of approximately $309.3 million.  Of this amount, $6.0 million expires in 2012 and $23.9 million expires in 2013; the balance expires in varying amounts through 2026.  Of the total U.S. net operating loss carryforward, $88.7 million relates to stock option tax deductions which will be tax-effected and the benefit credited as additional paid-in-capital when realized.  Additionally, the Company has Canadian net operating loss carryovers of approximately $20.4 million that expire in varying amounts through 2013. Additionally, the company has an Indian net operating loss of approximately $0.8 million. The Company’s Indian subsidiary is entitled to a tax holiday which expires in 2009.

Under the Tax Reform Act of 1986, the amounts of, and the benefits from, net operating loss carryforwards may be impaired or limited in certain circumstances. We experienced an ownership change as defined under Section 382 of the Internal Revenue Code in November 1998. As a result of the ownership change, net operating loss carryforwards of approximately $16.9 million at November 1998, which were incurred prior to the date of the change, are subject to annual limitations on their future use. As of December 31, 2006, a valuation allowance has been established against the deferred tax assets that management does not believe are more likely than not to be realized.

In addition, the Company evaluated the impact of the restatements on its tax provision. The Company recorded a liability of $0.5 million as of December 31, 2006 and 2005 for payroll withholding taxes related to options issued at a discount.

ECLIPSYS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

10. Commitments and Contingencies

The Company and its subsidiaries are from time to time parties to legal proceedings, lawsuits and other claims incident to their business activities. Such matters may include, among other things, assertions of contract breach or intellectual property infringement, claims for indemnity arising in the course of our business and claims by persons whose employment with us has been terminated. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, management is unable to ascertain the ultimate aggregate amount of monetary liability, amounts which may be covered by insurance or recoverable from third parties, or the financial impact with respect to these matters as of December 31, 2006. However, based on our knowledge at December 31, 2006, management believes that the final resolution of such matters pending at the time of this report, individually and in the aggregate, will not have a material adverse effect upon our consolidated financial position, results of operations or cash flows.

Non-cancelable Operating Leases

We lease office space and certain equipment under non-cancelable operating leases. Rental expense under operating leases was $8.3 million, $9.4 million, and $9.7 million for the years ended December 31, 2006, 2005, and 2004, respectively. Future minimum rental payments under non-cancelable operating leases as of December 31, 2006 are as follows:

(in thousands)
Year Ending December 31,
2007	$10,397
2008	7,026
2009	3,839
2010	1,423
2011	1,079
Thereafter	1,637
$25,401

We have unconditional purchase obligations that consist of minimum purchase commitments for telecommunication services, computer equipment, maintenance, consulting and other commitments. In aggregate, these obligations total approximately $69.6 million. These obligations will require payments of $44.8 million in 2007, with the majority of the balance occurring within the next three years.

Employment Agreements

The Company has entered into employment agreements with certain key employees.  These agreements provide for severance and other benefits if the Company, for any other reason than cause, as defined in such agreements, terminates these employees.

Indemnification clauses

Our standard software license agreements contain indemnification clauses that are limited in amount. Pursuant to these clauses, we indemnify, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party. We account for these clauses under FASB Staff Position FIN 45 45-1: Accounting for Intellectual Property Infringement Indemnifications under FASB Interpretation No. 45. Accordingly, there are no liabilities recorded for these agreements as of December 31, 2006.

11.        Acquisitions

In December 2006, we acquired Van Slyck & Associates, Inc., or VSA. VSA is a patient classification, acuity-driven nurse staffing service and software company.

The aggregate purchase consideration includes $1.5 million in cash, as well as earnout consideration of up to approximately $2.5 million payable in cash over a two-year period, based on the attainment of conditions defined in the acquisition agreement. All future consideration paid under the earn-out provisions of the agreement, if any, will be recorded as additional goodwill. The operating results of VSA have been combined with those of Eclipsys since December 15, 2006. We did not present unaudited pro forma results of operations of Eclipsys combined with VSA for the year ended December 31, 2006 and 2005 because the acquisition is not material to our operating results or financial position.

As a result of the VSA acquisition, we recorded non-tax deductible goodwill of $0.9 million and other intangible assets including client relationships of $0.3 million and acquired technology of $0.4 million. Amortizable intangible assets include client relationships and acquired technology, and are being amortized over five and three-year periods on a straight-line basis, respectively, which we believe reflects the estimated expected utility of these assets.

On June 11, 2006, we entered into an agreement to acquire both the assets of Sysware Health Care Systems, Inc. (“Sysware”) and the stock of Sysware’s sister company Mosum Technology (India) Private Limited ("Mosum"). In July 2006, we closed the asset acquisition of Sysware. We closed the stock acquisition of Mosum, which is based in India, in December, 2006, once all the Indian regulatory approvals were received. The acquisition of these affiliated companies enabled us to market Sysware’s laboratory information solution as a core module of Eclipsys’ Sunrise Clinical Manager™ suite of enterprise-wide advanced clinical solutions, and also provided us with the foundation for a development and support organization in India.

ECLIPSYS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The aggregate purchase consideration includes $3.7 million in cash, as well as earnout consideration of up to approximately $3.9 million payable in a combination of cash and shares of our common stock over a two-year period, based on the attainment of conditions defined in the acquisition agreement. All future consideration paid under the earn-out provisions of the agreement, if any, will be recorded as additional goodwill. The operating results of Sysware and Mosum have been combined with those of Eclipsys since July 14, 2006. We did not present unaudited pro forma results of operations of Eclipsys combined with Sysware and Mosum for the year ended December 31, 2006 and 2005 because the acquisition is not material to our operating results or financial position.

As a result of the Sysware acquisition, we recorded tax deductible goodwill of $3.0 million and other intangible assets including client relationships of $1.0 million and acquired technology of $0.7 million. Amortizable intangible assets include client relationships and acquired technology, and are being amortized over five and three-year periods on a straight-line basis, respectively, which we believe reflect the estimated expected utility of these assets.

In March 2004, we acquired CPM Resource Center, Ltd., or CPMRC. CPMRC provides consulting services and clinical content designed principally to improve and enhance the care process primarily related to the workflow of nurses and interdisciplinary healthcare professionals. CPMRC's evidence-based content and practice guidelines have been incorporated into our current releases of SunriseXA software. We paid $2.5 million in cash and issued 184,202 shares of common stock for CPMRC, for a total consideration of $5.0 million. In addition, the acquisition agreement permitted the prior owner of CPMRC to earn up to an additional $12.5 million over the following 5 year period based on future operating results, payable 50% in shares of our common stock and 50% in cash, based upon the average of the last reported sale prices of our common stock on the NASDAQ National Market for the five consecutive trading days ending on the trading day that is one day prior to the date on which the earn-out consideration is paid. The operating results of CPMRC have been combined with those of the Eclipsys since the date of acquisition.

At the time of the CPMRC acquisition, we recorded approximately $2.4 million in non amortizable goodwill and $3.2 million in amortizable intangible assets. Amortizable intangible assets include client relationships and acquired technology and are being amortized over a seven and five year period, respectively, which we believe approximates the expected utility of these assets. The non amortizable goodwill is not tax deductible. Since the date of the CPMRC acquisition we have recorded incremental non amortizable goodwill related to consideration earned by the prior owner as part of the earn-out provisions of the agreement.

In December of 2004, we acquired eSys Medical Inc. (eSys). eSys develops and markets radiology information systems (RIS) that enable clinicians to view patient medical records, diagnostic images and reports in real time. In 2004, we paid $2.3 million in cash consideration for the eSys acquisition. In addition, the terms of the acquisition agreement permitted the prior owners of eSys to earn up to an additional $2.5 million of future consideration related to certain milestones in connection with future development of the acquired technology, payable in cash (25%) and our common stock (75%). Additionally, the agreement contains an earn out provision permitting the prior owners to earn up to an additional $5.0 million in future consideration based on sales of the acquired technology over the five years following the closing of the transaction, payable in cash or shares of our common stock.

As a result of the eSys acquisition, we recorded approximately $2.0 million in amortizable intangible assets. Amortizable intangible assets include client relationships of $1.1 million and acquired technology of $0.9 million and are being amortized over a five and three year period, respectively. We believe these amortization periods reflect the estimated expected utility of these assets. The operating results of eSys have been combined with those of Eclipsys since the date of acquisition. The majority of future consideration, if earned, will be recorded as non amortizable goodwill.

In each of these acquisitions, we assigned the total purchase price to the assets, liabilities and identifiable intangible assets acquired with the remaining amount assigned to goodwill.

Under the provisions of the earn-out agreements related to the acquisitions, we recorded incremental goodwill of $1.7 million and $2.2 million in 2006 and 2005, respectively.  In connection with these earn-outs, we issued 76,429 and 65,923 shares of our common stock in 2006 and 2005, respectively, and paid cash consideration totaling $1.0 million and $0.3 million, respectively.

12.          Related Party Transactions

We lease office space in Boston, Massachusetts from a former stockholder of SDK Medical Computer Services Corporation, or SDK, and lease office space in Grand Rapids, Michigan from the former stockholder of CPMRC. SDK was acquired in 1997. During the years ended December 31, 2006, 2005, and 2004, we paid under the Boston lease, $0.7 million, $0.6 million, and $0.7 million, respectively, and under the Michigan lease, we paid $62,000, $72,000, and $42,000, respectively. The leases are non-cancelable and expire in 2009 and 2008, respectively.

Our former Chairman Emeritus, Harvey J. Wilson, owns a company, RMSC of West Palm Beach Inc. (“RMSC”), which leases an aircraft to a charter company. The charter company provides aircraft charter services to us as well as other outside parties. Mr. Wilson has no ownership or other interest in the charter company. We paid the charter company $0.6 million, $0.3 million, and $0.8 million in 2006, 2005, and 2004, respectively, for charters using the aircraft owned by RMSC. We also paid the charter company $0, $163,000, and $74,000 in 2006, 2005, and 2004, respectively, for charters of other aircraft, not owned by RMSC. In January 2006, the Company entered into an arrangement whereby the remaining commitment of $0.5 million was utilized during the first half of 2006.  Additionally, under this agreement the Company and Chairman Emeritus terminated the arrangement pursuant to which Mr. Wilson served as Chairman Emeritus.  In connection with this termination we recorded a provision of approximately $0.2 million in the fourth quarter of 2005.

License Agreement with Partners HealthCare System, Inc.

We have a license agreement with Partners HealthCare System, Inc. (“Partners”). Jay Pieper, a director of Eclipsys, is Vice President of Corporate Development and Treasury Affairs for Partners. Under the terms of this license, we may develop, commercialize, distribute and support certain technology of Partners (the “Partners’ Technology”) and license it, as well as sell related services, to other healthcare providers and hospitals throughout the world (with the exception of the Boston, Massachusetts metropolitan area). No royalties are payable by us pursuant to the license with Partners. We are obligated to offer to Partners and certain of its affiliates a license for internal use, granted on most favored customer terms, to all new software applications developed by us, whether or not derived from the Partners’ Technology, and major architectural changes to the Partners’ Technology. Partners and certain of its affiliates are also entitled to receive internal use licenses, also granted on most favored customer terms, for any changes to any module or application included in the Partners’ Technology requiring at least one person-year of technical effort. Additionally, as part of the agreement, we have previously provided development services to Partners related to commercializing its intellectual property. No fees were paid to us by Partners for development services in 2006. In 2001, Partners entered into a contract with us for the license of a new software application and related professional services. This new software application consisted of an upgrade to an existing software application that Partners had licensed from Transition Systems, Inc, an entity that was acquired by us in December 1998. Under this new contract, Partners paid us the sums of $0.9 million, $0.9 million, and $0.7 million, in 2006, 2005, and 2004, respectively. As of December 31, 2006, Partners owed us the sum of approximately $0.2,million related to this contract. Mr. Pieper, was not affiliated with Eclipsys at the time of the negotiation of the Partners license from Transition Systems, Inc.

ECLIPSYS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Investment in Healthvision, Inc.

During July 1999, we invested in Healthvision, Inc. (“Healthvision”), a Dallas-based, privately held Internet healthcare company. Mr. Kelly, a member of our Board of Directors, served until December 2006 on the board of directors of Healthvision. We beneficially own common stock of Healthvision representing approximately 16% of its outstanding common stock on a fully diluted basis.

In 1999, we entered into an agreement with Healthvision under which each organization agreed to jointly market products and services of the other party to its customers. In late 2003, we mutually agreed with Healthvision to terminate the joint marketing provisions of our agreement. Under the remaining provisions of this agreement, we paid Healthvision approximately $0.3 million during 2006 for the sale by Healthvision of our products and services. During 2006 we earned revenues from Healthvision of approximately $1.1 million for remote hosting and other related services and had accounts receivable due from Healthvision of approximately $0.1 million at December 31, 2006.

For the year ended December 31, 2006, Healthvision had total revenues of approximately $17.4 million and a net loss of approximately $1.9 million with total assets of approximately $10.1 million.

We account for our investment in Healthvision using the equity method of accounting.  Due to losses recognized under the equity method, the recorded balance of the investment in Healthvision was $0 as of December 31, 2006. We are not required to provide funding to Healthvision, and have made no guarantees on their behalf.

13.          Quarterly Financial Information (Unaudited)

The following table presents quarterly consolidated statement of operations data for each of the eight quarters in the years ended December 31, 2006 and 2005. The data in the statement of operations is unaudited and, in the opinion of management, includes all adjustments (consisting of normal recurring adjustments) necessary to state fairly the data for such periods. Additionally, the data is derived from our audited financial statements, which appear elsewhere in this document. See Exhibit 99.1 for additional information related to quarterly restatements.
	For the Year Ended December 31, 2006
	(in thousands, except per share data)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year
	As restated	As restated	As restated
Revenues	$100,891	$102,397	$108,566	$115,688	$427,542
Income (loss) from operations	(9,061)	448	4,199	3,210	(1,204)
Net income (loss)	(7,912)	1,761	5,577	4,667	4,093
Basic net income (loss) per common share	$(0.16)	$0.03	$0.11	$0.09	$0.08
Diluted net income (loss) per common share	$(0.16)	$0.03	$0.11	0.09	$0.08

	For the Year Ended December 31, 2005
	(in thousands, except per share data)

	First	Second	Third	Fourth
	Quater	Quarter	Quarter	Quarter	Year
	As restated	As restated	As restated	As restated	As restated
Revenues	$84,435	$95,865	$97,852	$105,190	$383,342
Income (loss) from operations	(7,468)	(3,196)	3,851	3,980	(2,833)
Net income (loss)	(6,913)	(2,483)	4,710	4,955	269
Basic net income (loss) per common share	$(0.15)	$(0.05)	$0.10	$0.10	$0.01
Diluted net income (loss) per common share	$(0.15)	$(0.05)	$0.09	$0.10	$0.01

ECLIPSYS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

14.          Geographic Information

A summary of the Company's revenues by geographic area is summarized below (in thousands):

	Year ended December 31,
	2006	2005	2004
		As restated

United States	$394,536	$359,331	$293,120
Canada	30,592	21,339	13,029
Other	2,414	2,672	2,926
Total	$427,542	$383,342	$309,075

Revenues are attributed to countries based on the location of customers.

A summary of the Company’s long-lived assets by geographic area is summarized below (in thousands):

	December 31,
	2006	2005
		As restated

United States	$109,834	$108,406
Canada	1,144	2,902
India	2,617	-
Total	$113,595	$111,308

15.          Subsequent Event

In April 2007, we entered into a letter of credit agreement in the amount of $1.9 million with Wachovia Bank to secure our obligation under a new lease agreement for our Atlanta location. The letter of credit is collateralized by the Company’s cash of $2.0 million. The letter of credit expires in October 2008, but, is automatically extended for one year periods, not beyond December 2017.

SCHEDULE II — VALUATION OF QUALIFYING ACCOUNTS
For the Years Ended December 31, 2006, 2005 (restated) and 2004 (restated)
(in thousands)

	Balance at Beginning of Period	Additions	Write-offs	Balance at End of Period

December 31, 2006
Allowance for doubtful accounts	$5,676	$1,457	$(3,226)	$3,907
Valuation allowance for deferred tax asset	$133,182	$-	$(1,659)	$131,523

	As restated
December 31, 2005
Allowance for doubtful accounts	$4,952	$3,998	$(3,274)	$5,676
Valuation allowance for deferred tax asset	$128,745	$4,437	$-	$133,182
December 31, 2004
Allowance for doubtful accounts	$4,807	$4,117	$(3,972)	$4,952
Valuation allowance for deferred tax asset	$128,181	$564	$-	$128,745

Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2006.  Our disclosure controls and procedures are designed to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Based upon the evaluation described above our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2006, our disclosure controls and procedures were not effective because of the material weakness described below in Management's Report on Internal Control Over Financial Reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).

We assessed the effectiveness of our internal control over financial reporting as of December 31, 2006. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Management identified the following material weakness in our internal control over financial reporting as of December 31, 2006:

We did not maintain effective controls over the accuracy of the accounting for and disclosure of our non-cash stock-based compensation expense. Specifically, effective quarterly controls, including monitoring to detect input errors, were not maintained to ensure the accuracy of the amortization of stock options and consequently we did not timely identify an input error that occurred in the second quarter of 2006 that changed amortization of costs for certain equity awards. This control deficiency resulted in the misstatement of our non-cash stock-based compensation expense, additional paid-in capital accounts and related financial disclosures, and in the restatement of the Company’s consolidated financial statements for the quarters ended June 30, 2006 and September 30, 2006 and in an adjustment to the consolidated financial statements for the quarter ended December 31, 2006. Additionally, this control deficiency could result in misstatements of the aforementioned accounts and disclosures that would result in a material misstatement of the consolidated financial statements that would not be prevented or detected. Accordingly, our management has determined that this control deficiency constitutes a material weakness.

As a result of the material weakness described above, management concluded that our internal control over financial reporting was not effective as of December 31, 2006 based on the criteria established in Internal Control - Integrated Framework issued by the COSO.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered certified public accounting firm, as stated in their report which is included herein.

Plan for Remediation of the Material Weakness

To remediate the material weakness described above and to enhance our internal control over financial reporting, management has supplemented its existing non-cash stock-based compensation expense controls with the following additional controls:

A review of the method of amortization in Equity Edge (the Company’s non-cash stock-based compensation expense application) for all grants on a quarterly basis to detect changes to previously input information.

A review of an Equity Edge system report, “Valuation Data Check,” on a quarterly basis that includes all grants, as opposed to only reviewing new grants in the quarter to detect changes to previously input information.

Notwithstanding the material weakness, management believes that the financial statements included in this report fairly present in all material respects our financial position, results of operations and cash flows for the periods presented.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

On December 20, 2006, the Compensation Committee approved for Frank E. Stearns, our Executive Vice President Client Operations, (i) an increase in salary to $400,000 per annum, and (ii) an award of 100,000 shares of restricted stock, each in connection with an increase in Mr. Stearns’ duties. The award of restricted stock was completed in January 2007. Mr. Stearns paid $.01 per share and, subject to continued employment, 26.666% of the total number of shares vest on June 1, 2008, and an additional 10% of the total number of shares vest on each December 1 and June 1 thereafter, with the final 3.334% of the total number of shares vesting on June 1, 2012. The shares may not be sold prior to vesting, and any shares not vested at the time Mr. Stearns’ employment with Eclipsys terminates, and that do not vest on an accelerated basis in connection with termination of his employment as described in his severance agreement, may be repurchased by Eclipsys at the original purchase price of $.01 per share.

Part III

Item 10.    Directors, Executive Officers and Corporate Governance

DIRECTORS OF ECLIPSYS CORPORATION

The table below lists each of our directors. A summary of the background and experience of each of these individuals is set forth after the table.

Name	Age	Position	Member Since
Dan L. Crippen	55	Director	June 2004
Steven A. Denning	58	Director	March 1997
R. Andrew Eckert	46	Director, Chief Executive Officer and President	November 2005
Eugene V. Fife	66	Chairman of the Board	May 1997
Edward A. Kangas	63	Director	June 2004
Braden R. Kelly	36	Director	February 2001
Jay B. Pieper	63	Director	May 1996

Dan L. Crippen has been a Director of Eclipsys since June 2004. Mr. Crippen is currently self-employed as a consultant, advising medical device manufacturers, pharmaceutical companies, medical management firms, healthcare policy organizations, state and local governments, and others conducting business with the federal government. From 1999 to 2003, Mr. Crippen served as the Director of the Congressional Budget Office. From 1996 to 1999, Mr. Crippen was a founding partner of Washington Counsel, P.C., a consulting firm.

Steven A. Denning has been a Director of Eclipsys since March 1997. Mr. Denning is the Chairman and a Managing Director of General Atlantic LLC, a global private equity investment firm that provides capital for innovative companies where information technology or intellectual property is a key driver of growth, and has been with General Atlantic (or its predecessor) since 1980. Mr. Denning is also a director of Genpact, a global leader in providing high-quality business-process services; Hewitt Associates, Inc., a global human resources outsourcing and consulting firm delivering a complete range of human capital management services; IHS Inc., a leading global provider of critical technical information, decision-support tools and related service; Liberata Limited, one of the United Kingdom’s leading specialists in business process outsourcing services; and The Thomson Corporation, a provider of integrated information solutions to business and professional customers.

R. Andrew Eckert has been a Director of Eclipsys, as well as Chief Executive Officer and President, since November 14, 2005. From March 2004 to October 2005, Mr. Eckert served as Chief Executive Officer of SumTotal Systems, Inc., a provider of learning and business performance technologies and services. From 2002 to March 2004, he served as Chief Executive Officer of Docent, Inc., until it merged with Click2learn to form SumTotal Systems. Previously, Mr. Eckert spent eleven years with ADAC Laboratories, a global leader in nuclear medicine and radiation therapy planning systems, where he served as Chief Executive Officer (1997 to 2001), Chairman (1999 until its sale to Philips Medical Systems in 2000), and President (1994 to 1997). Prior to ADAC, he worked in the consulting and finance industries with Goldman Sachs, Summit Partners and Marakon Associates. Mr. Eckert serves as a board member of Varian Medical Systems, an oncology capital equipment company.

Eugene V. Fife has been a Director of Eclipsys since May 1997 and has served as Chairman of the Board since January 2003. From April 2005 to November 14, 2005, Mr. Fife served as Chief Executive Officer and President of Eclipsys on an interim basis. Since December 1999, Mr. Fife has served as the founding principal of Vawter Capital, LLC, a private investment firm. Mr. Fife was formerly a general partner in Goldman Sachs & Co., where he served as a member of its Management Committee and as chairman of Goldman Sachs International. He retired from Goldman Sachs & Co. in 1995, but continues to serve as a Senior Director of the firm. Mr. Fife’s healthcare industry experience includes serving as Chief Executive Officer of Illuminis, Inc., a medical information systems company, from September 1996 to October 2000, and as a former member of the University of Virginia Medical Center’s Operating Board. Mr. Fife is also a director of Caterpillar, Inc., a heavy equipment and engine manufacturer, and is the Chairman of the Governing Council of the Miller Center of Public Affairs at the University of Virginia.

Edward A. Kangas has been a Director of Eclipsys since June 2004. Mr. Kangas served as Chairman and Chief Executive Officer of Deloitte Touche Tohmatsu from 1989 to 2000. He also served as the Managing Partner of Deloitte & Touche (USA) from 1989 to 1994. Since his retirement from Deloitte in 2000, Mr. Kangas has served as a consultant to Deloitte and as Chairman of the National Multiple Sclerosis Society. He is also a director of Hovnanian Enterprises Inc., a national homebuilder; Electronic Data Systems Corporation, a provider of technology and outsourcing services; and Tenet Healthcare Corporation, a healthcare services company.

Braden R. Kelly has been a Director of Eclipsys since February 2001. Mr. Kelly served as a Managing Director and General Partner of General Atlantic LLC, a global private equity investment firm that provides capital for innovative companies where information technology or intellectual property is a key driver of growth, since 1995. At General Atlantic, Mr. Kelly served as head of the firm's Palo Alto office and global healthcare practice, and as a member of its Investment Committee. He retired from General Atlantic at the end of 2006. Mr. Kelly has served on public and private boards of multiple healthcare technology and healthcare services companies.

Jay B. Pieper has been a Director of Eclipsys since May 1996. Since May 1995, Mr. Pieper has served as Vice President of Corporate Development and Treasury Affairs for Partners HealthCare System, Inc., the parent of Brigham and Women’s Hospital, Inc. and Massachusetts General Hospital. He is also President of Partners International Medical Services LLC. Mr. Pieper serves on the Board of Directors of Biopure Corporation, a manufacturer of pharmaceuticals and is a member and past director of the Financial Executives International.

EXECUTIVE OFFICERS OF ECLIPSYS CORPORATION

The table below lists our executive officers. A summary of the background and experience of each of these individuals (other than Mr. Eckert, whose information is above) is set forth after the table.

Name	Age	Position
R. Andrew Eckert	46	President and Chief Executive Officer
John E. Deady	43	Executive Vice President Client Solutions
John P. Gomez	43	Executive Vice President and Chief Technology Strategy Officer
Frank E. Stearns, Jr.	47	Executive Vice President Client Operations
Robert J. Colletti	48	Senior Vice President, Chief Financial Officer and Chief Accounting Officer
John J. McAuley	51	Senior Vice President Outsourcing
Brian W. Copple	46	Chief Legal Officer, General Counsel and Corporate Secretary

John E. Deady joined Eclipsys in January 2006 as our Executive Vice President Client Solutions. Prior to joining Eclipsys, Mr. Deady served from October 2005 until January 2006 as Vice President and General Manager, Revenue Cycle Solutions, at McKesson Corporation, a publicly traded provider of healthcare information technology. While at McKesson, Mr. Deady also served as Vice President of Marketing & Sales Support from April 2004 until October 2005. In addition, Mr. Deady also served as National Vice President of New Business from October 2002 to April 2004, and National Vice President of Clinical Sales Group from August 2001 to October 2002. Previously, Mr. Deady also held executive sales and marketing positions at ADAC Laboratories, a global leader in nuclear medicine and radiation therapy planning systems; sales management positions with Cerner Corporation, a publicly traded provider of enterprise healthcare software and services; and a technical sales position at E.I. du Pont de Nemours and Company, a manufacturer of medical imaging consumables and capital equipment.

John P. Gomez has served as our Executive Vice President and Chief Technology Strategy Officer since December 2004. Mr. Gomez held the title of Senior Vice President and Chief Technology Officer from August 2003, when he first joined Eclipsys. Prior to joining Eclipsys, Mr. Gomez served from October 2002 to January 2003 as senior vice president and chief technology officer at WebMD Corporation. Prior to that, Mr. Gomez served from February 2001 to October 2002 as Chief Technology Officer and Senior Vice President of strategic business development at Brill Media Holdings, an e-commerce and media publication company. Previously, Mr. Gomez held management technology positions at Microsoft Corporation, HRBlock Advanced Technology and KYMA Technologies, Inc.

Frank E. Stearns, Jr., has served as our Executive Vice President Client Operations since January 2007, which includes responsibility for all professional services, consulting, product support and our Technology Solutions Center. From November 2005 to December 2006, Mr. Stearns served as our Senior Vice President of Professional Services, which included responsibility for Eclipsys’ consolidated services offerings, and from January 2003 to November 2005 he led Eclipsys’ consulting group.  Prior to Eclipsys, from August 1999 to January 2003, Mr. Stearns served as a Vice President and Partner for Cerner Corporation, a publicly traded provider of enterprise healthcare software and services.  From October 1993 to August 1999, Mr. Stearns served as Vice President of Decision Technologies at Computer Sciences Corporation (CSC), a worldwide provider of technology products and services focusing in the healthcare sector.

Robert J. Colletti has served as our Senior Vice President, Chief Financial Officer and Chief Accounting Officer since August 2001. From June to August 2001, Mr. Colletti served as our Senior Vice President Finance and Chief Accounting Officer, and from January 1997 to June 2001 as our Vice President of Finance. Mr. Colletti joined Eclipsys in January 1997 as part of our acquisition of ALLTEL Healthcare Information Services, Inc. Previously, he spent seven years at Arthur Anderson LLP, specializing in emerging companies, primarily in the technology industry.

John J. McAuley has served as our Senior Vice President Outsourcing since January 2007. He served as our Senior Vice President of Sales Support from April 2006 to January 2007. Prior to joining Eclipsys, Mr. McAuley served as the North America Sales Manager (December 2002 to April 2006) and Vice President and General Manager of Positron Emission Tomography (December 2000 to December 2002) at Philips Medical, a provider a global leader in diagnostic imaging systems, healthcare information technology solutions, and patient monitoring and cardiac devices.

Brian W. Copple joined Eclipsys in May 2005 as our Chief Legal Officer, General Counsel and Corporate Secretary.  Prior to joining Eclipsys, Mr. Copple served as Chief Legal Officer and General Counsel of Exult, Inc., a publicly traded provider of human resources and related business process outsourcing services, for five years until its acquisition by Hewitt Associates.  Previously, Mr. Copple was a partner with the law firm of Gibson, Dunn & Crutcher LLP.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers, and persons who beneficially own more than ten percent of our Voting Common Stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. We are required to disclose in this report any late filings during the fiscal year ended December 31, 2006.

To our knowledge, based solely on our review of the copies of such reports required to be furnished to us and on the representations of the reporting persons, all of these reports were timely filed, except that Form 4 filings related to grants of deferred stock units made to our non-employee directors in 2006 were late due to Company administrative error. These late filings included a Form 4 that was filed on June 5, 2006 for each non-employee director to report an automatic annual grant of deferred stock units on May 12, 2006; one Form 4 was filed on August 21, 2006 for each of Messrs. Denning and Kelly to report an elective grant of deferred stock units in lieu of cash fees on August 14, 2006; and one Form 5 that was filed February 7, 2007 for each of Messrs. Denning and Kelly to report an elective grant of deferred stock units in lieu of cash fees on November 13, 2006.

AUDIT COMMITTEE

Our Board of Directors has established an Audit Committee, which operates under a charter that has been approved by the Board. A current copy of the Audit Committee’s charter is posted on the “Investor Relations -- Corporate Governance” section of our website at www.eclipsys.com.

The members of the Audit Committee are Messrs. Pieper (chairman), Crippen and Kangas. The Audit Committee met nine times during 2006.
The Board of Directors has determined that each of Messrs. Pieper, Crippen and Kangas is (i) an “audit committee financial expert” as defined in Item 401(h) of Regulation S-K, and (ii) independent as defined under the rules of the NASDAQ Global Select Market and the independence requirements set forth in Rule 10A-3 under the Securities Exchange Act of 1934.

DIRECTOR CANDIDATE NOMINATING PROCEDURES

The process followed by the Company’s Nominating & Governance Committee to identify and evaluate director candidates includes requests for recommendations, committee meetings from time to time to evaluate biographical information and material relating to potential candidates, and interviews of candidates by Board and Committee members.

In considering whether to recommend any particular candidate for inclusion in the Board’s slate of recommended director nominees, the Nominating & Governance Committee will apply the criteria set forth in our Corporate Governance Policy. These criteria include the candidate’s integrity, independence, judgment, business experience and background, as well as the Board’s needs. The Nominating & Governance Committee does not assign specific weights to particular criteria. The Nominating & Governance Committee believes that the backgrounds and qualifications of our directors, considered as a group, should provide a composite mix of experience, knowledge and abilities that will allow the Board to fulfill its responsibilities.

Stockholders may recommend individuals to the Nominating & Governance Committee for consideration as potential director candidates and inclusion in our proxy statement for the 2008 Annual Meeting of Stockholders by submitting their names, together with appropriate biographical information and background materials and a statement as to whether the stockholder or group of stockholders making the recommendation has beneficially owned at least $2,000 in market value or 1% of our Voting Common Stock for at least a year as of the date such recommendation is made. Such information should be sent to the Nominating & Governance Committee, c/o Corporate Secretary, Eclipsys Corporation, 1750 Clint Moore Road, Boca Raton, Florida 33487. Assuming that appropriate biographical and background material has been provided on a timely basis and other procedural requirements have been satisfied, the Nominating & Governance Committee will evaluate stockholder-recommended candidates by following the same process, and applying the same criteria, as it follows for candidates submitted by others. If the Board determines to nominate a stockholder-recommended candidate and recommends his or her election, then his or her name will be included on our proxy card for the 2008 Annual Meeting of Stockholders.

Stockholders also have the right under our bylaws to directly nominate director candidates at an annual meeting even though such proposal is not included in the proxy statement for the annual meeting for which such nomination is to be considered. Pursuant to our bylaws, in order for any stockholder-recommended director candidate who is not included in the proxy statement for the 2008 Annual Meeting of Stockholders to be brought before the meeting by a stockholder of record, such stockholder must give notice of that director nomination to our Corporate Secretary not less than 60 days nor more than 90 days prior to the 2008 Annual Meeting of Stockholders. If less than 70 days notice or prior public disclosure of the meeting is given to stockholders, notice of the stockholder’s director nomination must be received by Eclipsys no later than the 10th day following the date on which the notice was mailed or the 10th day following public disclosure of the meeting date, whichever occurs first. The notice must contain the information required by our bylaws. Candidates nominated by stockholders in accordance with these bylaw procedures for consideration at the 2008 Annual Meeting of Stockholders will not be included on our proxy card for that annual meeting.

CODE OF BUSINESS CONDUCT AND ETHICS

Eclipsys has adopted a written Code of Business Conduct and Ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Code of Business Conduct and Ethics is posted on the “Investor Relations -- Corporate Governance” section of our website at www.eclipsys.com. In addition, we intend to post on our website all disclosures that are required by law or NASDAQ Global Select Market listing standards concerning any amendments to, or waivers from, any provision of the Code of Business Conduct and Ethics.

Item 11.    Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

Overview and Objectives of our Executive Compensation Program

The primary goals of our compensation program for named executive officers are to retain those individuals and to motivate and reward them for performance that increases value for the Company’s stockholders. The compensation program is designed to support these goals in specific ways.

First, annual cash bonuses are contingent upon meeting specified performance objectives related to earnings, revenue and sales bookings, which are the key contributors to increases in the value of our stock. Further, bonuses must “self fund,” meaning that if payment of bonuses would cause earnings to be less than the level of earnings upon which bonus plan funding was based, then bonus plan funding must be reduced to the point that earnings meet the appropriate threshold net of plan funding. Finally, 2007 bonuses may not be paid in excess of target unless the board of directors approves a satisfactory 2008 budget for the Company. We believe these bonus plan features link payment of bonuses to corporate results that should tend to support increases in the value of our stock.

Second, stock options are granted with an exercise price equal to the fair market value of our stock on the date of grant, so the value of these awards depends upon increases the Company’s stock price. Both stock options and other equity awards can be expected to increase in value over time with sustained performance and result in a commensurate increase in the value of stockholders’ investments.

Third, the stock options and restricted stock owned by the named executive officers vest over a period of five years, providing an incentive for the named executive officers to continue serving as our executive officers through the vesting period.

Compensation of our named executive officers for 2006 should be reviewed in the context of recent changes in the Company and its executive officers. In late 2004, our board of directors determined that significant changes in our management were needed to support the Company’s ability to deliver sustained performance and growth in our evolving marketplace. Since then, a primary focus of our executive compensation program has been to support these changes by enabling us to recruit a new management team with appropriate experience and talent, retain that management team to formulate and execute upon a cohesive strategy, and motivate and reward that management team for success.

In January 2006, the compensation committee engaged Frederic W. Cook & Co., Inc. (“Cook”) as its independent compensation consultant. Cook provided market benchmark information and recommendations regarding cash and non-cash compensation and related policies. Our executive compensation programs and the 2006 compensation as described in this report reflect the compensation committee’s implementation of various compensation practices, as discussed below, which are based on recommendations provided by Cook, adapted to our circumstances as deemed appropriate by the compensation committee. Cook continues to advise the compensation committee, and among other things, we expect their advice to help guide our design of a long-term equity compensation program for the Company, which we expect to implement later in 2007 or in 2008.

Elements of our Executive Compensation Program

The Company’s executive compensation consists of base salary, equity awards, and eligibility for an annual cash bonus based upon attainment of specified corporate performance objectives. We choose to provide these basic compensation elements because we believe if we did not we would be unable to recruit or retain capable executives.

In 2006, the Company did not provide its named executive officers with deferred compensation arrangements, pension or supplemental retirement benefits, or unusual or excessive perquisites. Our compensation committee believes that the base salary, annual cash bonus and equity elements of our executive compensation are set at levels that, in the aggregate, represent a fair and attractive compensation package, and consequently that additional elements were not necessary to recruit, retain, motivate and reward the named executive officers. This belief could change over time, but currently our compensation committee does not plan for any named executive officer compensation for 2007 other than base salary, annual cash bonus and equity.

We attempt to provide aggregate compensation to our named executive officers that is competitive with what they could earn if they worked for the kinds of employers with which we compete for executive talent. These include not only our direct competitors, but also other technology companies and larger organizations that have operations similar to ours or otherwise provide training and experience relevant to management at Eclipsys. We have evaluated our executive compensation by reference to commercially available benchmark data, including Radford surveys, and by comparison to various “peer groups” and companies with characteristics comparable to ours. We believe that such comparisons, while useful, must be kept in perspective. Instead of seeking to compensate our named executive officers at a specified percentile within a peer group or survey, we believe that we must ultimately assess our executive compensation in terms of its fairness to the Company and the executives and its overall adequacy in fulfilling the objectives noted above.

In the future, we will continue to assess our executive compensation against various market benchmarks and will attempt to provide an aggregate compensation package that is competitive with what our executives could earn elsewhere. We believe that if the Company performs strongly and our stockholders benefit, executive officers should earn compensation that corresponds to such Company performance. This argues in favor of weighting compensation toward equity and performance-based bonuses. On the other hand, we believe executive salaries should deliver sufficient compensation to retain our executive team until value can be derived from bonus and equity components. Finding the right balance among these elements requires ongoing review and analysis based upon our operating results and market factors.

Salary

As described in more detail below, the current base salaries have been established for newly hired executives by reference to market benchmarks and executive compensation precedent for the Company. Salaries for other executive officers have in some cases been set by reference to the salaries of newly hired executives. Salaries are paid to secure the services of the executive team and compensate for functional role and responsibility.

During 2006, we reviewed our base salary structure company-wide and benchmarked all jobs to market comparables. Although we did budget for modest company-wide payroll increases, we did not budget for any increase in base salary for named executive officers for 2006 or 2007 (other than in connection with Mr. Stearns’ promotion) because we believe the base salary levels of our named executive officers are currently appropriate in light of our market comparisons and the purposes of the salary portion of our named executive officer compensation, including retaining our executives in years when company performance does not support earning significant value through performance-based bonus or equity awards.

Because the Company’s past performance has been inconsistent, we have relied to a significant degree upon base salaries to hedge against uncertainty about the level of compensation available through performance-based cash bonuses and stock options. We do not anticipate attempting to decrease the base salary levels of our named executive officers, and each of our named executive officers has a severance agreement that would entitle him to resign with “good reason” and collect severance compensation if his base salary were reduced. Conversely, we have not felt a need to increase base salary levels, and we expect that over time, as the Company evolves and performance improves, value of cash bonuses and equity awards will increase, and commensurately base salary will decrease as a percentage of overall named executive officer compensation.

Bonus

Plan Structure

Our corporate bonus plan (the “Bonus Plan”) covers named executive officers and other bonus plan participants (excluding sales employees participating in incentive compensation plans driven by their individual sales results). Cash bonuses for named executive officers and others under the Bonus Plan are contingent upon meeting certain specified performance objectives related to earnings, revenue and sales bookings, and therefore motivate and reward achievement of annual performance goals. We chose earnings (net income, excluding stock-based compensation) and revenue as performance criteria because we believe these fundamental measures of performance, together with our growth prospects, are the most important determinants of the value investors ascribe to the Company’s stock. We also chose to include sales bookings because current sales are the primary source of revenue growth in future periods, and are therefore critical to our future success.

Each named executive officer other than Mr. Eckert has a target bonus of $200,000; Mr. Eckert as CEO has a target of $400,000. Targets are set at a level that is competitive and intended to provide significant motivation to achieve our goals. All named executive officers’ bonuses under the Bonus Plan for 2006 and 2007 are earned in whole or part based solely upon Company performance, except that the 2006 bonus for each of Messrs. Eckert and Deady was guaranteed at target as part of their inducement to leave their prior employment to join the Company. Bonuses for Messrs. Eckert and Deady are not guaranteed for 2007 and later. In the future, we may include individual performance elements in the bonus determination for executive officers. However, for 2006 and 2007, we adopted a uniform approach based on the Company’s performance because we believe that framework aligns most closely with our objective of delivering the fundamental financial performance that our stockholders expect. In addition, we think a uniform bonus approach omitting individual performance elements, as well as a common bonus target level, is helpful in fostering a sense of teamwork and common purpose among our new management team.

A summary of the Bonus Plan as applicable to 2006 and 2007, pursuant to which non-equity incentive plan awards are made, is set forth below in the “Narrative Disclosure Related to Summary Compensation Table and Grants of Plan Based Awards Table.”

2006 Bonus Payments

For 2006, the aggregate bonus pool was approximately $2.2 million, and after payment of approximately $675,000 in guaranteed bonuses not paid earlier in the year, the balance was allocated to participants according to the Bonus Plan. This resulted in payments to Messrs. Colletti, Gomez and Stearns of $40,000 each, representing 20% of their respective bonus targets. These executive officer bonus payments fell well short of target because although the Company exceeded the minimum plan thresholds for bookings and revenue, the cost of paying bonuses even at 50% of target would have resulted in earnings below $.57 per share, which was the minimum that had to be achieved as a condition to payment of any bonuses. The maximum bonus funding that the Company could pay while still meeting the minimum of $.57 per share in earnings required under the 2006 Bonus Plan was 20% of target. Accordingly, all 2006 bonus plan participants, including the named executive officers, were paid at the same 20% level except that, as noted previously, 2006 bonuses paid to Messrs. Eckert and Deady were guaranteed at target per their employment agreements.

2007 Bonus Plan Features

For 2007, the aggregate of the target bonuses for the named executive officers is $1.2 million, which represents approximately 12% of the total 2007 target bonus pool for all participants and is not an increase over 2006. The aggregate target bonus pool for all participants for 2007 was established by reference to the Company’s 2007 budget and was limited, along with other cost elements such as planned headcount increases, in connection with budgeting for target earnings. Executive officer target bonuses are set by reference to market benchmarks and in connection with salary levels and equity compensation; the compensation committee is more concerned with the appropriateness of overall compensation levels than with maintaining some specified portion of the aggregate bonus pool for executive officers, and the compensation committee views current target bonus levels for named executive officers as appropriate.

The 2007 Bonus Plan target thresholds associated with the performance objectives were set in connection with our annual budgeting process and were designed for consistency with our strategic plans and performance projections. It is not possible to predict with certainty how likely it will be for the Company to achieve performance levels corresponding to target or minimum bonus payments for 2007. The Company’s view is that performance corresponding to payment of bonuses at target is realistically achievable but will require consistently strong execution throughout the year, and that performing at these levels would represent significant growth over 2006 and justify payment of bonuses at target. The Company expects at a minimum to achieve performance levels corresponding to payment of bonuses at 50% of target, and believes that such performance levels would represent solid improvement over 2006. As in 2006, the plan must “self fund,” so that if payment of bonuses would cause earnings to be less than the level of earnings upon which plan funding was based, then plan funding must be reduced to the point that earnings meet the appropriate threshold net of plan funding. The compensation committee believes this is an appropriate plan feature because of the importance of establishing a record of earnings performance.

The 2007 Bonus Plan provides that bonuses may not be paid in excess of target unless the board of directors approves a satisfactory 2008 budget for the Company. The compensation committee determined that this requirement was appropriate in order to prevent potential funding of bonuses above target at the expense of future performance.

The 2007 Bonus Plan provides that the calculation of earnings per share for purposes of determining bonus pool funding excludes compensation expense resulting from FAS 123R, and, to the extent approved by the board, charges associated with restructuring activities, and the effect of acquisitions, stock splits or repurchases, and other transactions not in the ordinary course of business consistent with recent practice. This is to ensure that there is no disincentive to take corporate actions that the board determines are in the Company’s best interests but that might otherwise reduce bonus plan funding.

Equity

Overview

We use equity compensation to align the interests of named executive officers with the interests of stockholders, and to help retain named executive officers over time. Historically, the Company did not have an established consistent practice as to the granting of equity incentive awards. The amount of equity historically included in executive compensation has been based on the view that equity grants are an effective tool to motivate and reward employees and determined largely by reference to previous grants to other executives and advice and analysis specific to each particular executive officer’s role within the Company. In addition, equity awards to recently hired named executive officers were set at levels we believed were necessary for recruitment of our management team. Going forward, we envision a more structured framework regarding executive officer equity involving derivation of target total compensation for each executive officer based upon market and other factors, establishment of an overall annual budget for company-wide equity awards, and allocation from that budget to executive officers generally and each named executive specifically based upon the expected value of equity over time, so that the equity component, when combined with cash elements, approximates the target aggregate compensation over time. This requires us to assess the “value” of equity based awards, both in terms of their cost to the Company from an accounting point of view for budget purposes (which requires a “Black-Scholes” or other methodology acceptable under FAS 123R), as well as in terms of their value to executive officer recipients (which requires an analysis of expected returns).

In 2006, grants of stock options and restricted stock to executive officers were limited to specific circumstances involving hiring, promotion or retention; there were no “regular” or programmatic equity awards to named executive officers or others. For 2006 and beyond, the compensation committee has sought to minimize annual awards outside of a structured program. Therefore, we are working to implement a more structured equity awards program that will include executive officers as well as others in the Company. No decisions have been made regarding the details of this program or the date or dates on which awards might be granted. However, it is anticipated that equity awards to named executive officers will be part of the same basic program as awards to other participants, and that stock option grants will generally be made on scheduled grant dates consistent with our Stock Option Grant Date Guidelines described immediately below. The compensation committee does not believe it was necessary to implement such a structured program for named executive officers in 2006 or early 2007 because all named executive officers received new-hire or special grants relatively recently and have significant potential value remaining in unvested awards.

Stock Option Grant Date Guidelines

In July 2006, the compensation committee adopted the Eclipsys Corporation Stock Option Grant Date Guidelines for all participants. They provide that stock options for existing employees and new hires will generally be granted on the regularly scheduled grant date coinciding with or next following the date on which the grant is approved, or in the case of a new hire the regularly scheduled grant date coinciding with or next following the first day of employment. Regularly scheduled stock option grant dates are on the 15th day (or if the 15th day is not a business day on which the securities markets are open, then the next business day following the 15th) of the second and third calendar months of each fiscal quarter. However, if a scheduled grant date falls during any regularly scheduled quarterly blackout period under the Company’s insider trading policy, then that grant date will occur on the day the blackout period ends. The guidelines permit the board or compensation committee to choose grant dates other than the specified grant dates on a case-by-case basis, but this discretion has not been exercised to date.

The compensation committee implemented these guidelines for three primary reasons. First, they tend to reduce perceptions of inequity among grant recipients who should otherwise receive stock options more or less contemporaneously, but with different exercise prices. Second, concentrating grants reduces administration. Third, we believe that, in general, it is appropriate to grant stock options during open trading windows under our insider trading policy following the release of quarterly or annual financial information, so that the fair market value exercise price of the options is likely to reflect all financial and other information (positive or negative) about the Company that is generally available to all investors at the time of the grant. The Company does not have a program, plan or practice to time the release of material non-public information for the purpose of affecting the value of compensation for the named executive officers.

Restricted Stock

In addition to stock options, the Company has granted restricted stock to certain management-level employees, including each of the named executive officers. However, use of restricted stock has been sparing to date, largely because the accounting treatment of stock options was more favorable than for restricted stock before the effectiveness of FAS 123R in January 2006. As of the date of this filing, in total, there are 12 holders owning a total of approximately 500,000 shares of restricted stock not yet vested. Approximately half of these shares were issued to our Chief Executive Officer and EVP Customer Solutions as inducement grants to attract their services, buy out compensation from previous employers, and retain them through short-term market volatility. It may be beneficial to increase our use of restricted stock in the future because a properly structured equity grant program that combines stock options and restricted stock may be more efficient economically for the Company, and more effective for recruitment, retention and compensatory purposes, than grants of stock options alone. Our 2005 Stock Incentive Plan includes a 500,000 share sublimit on grants other than stock options and SARs , so our ability to use restricted stock in a broad-based manner will be limited unless in the future we ask stockholders to modify the 2005 plan, or adopt a new plan, to eliminate or increase this sublimit.

Inducement Grants

The equity awards made to Messrs. Eckert and Deady in connection with their initial hire were structured as inducement grants made without stockholder approval pursuant to Section 4350(i)(1)(A)(iv) of the NASD Marketplace Rules. The compensation committee decided to make these awards as inducement grants because they otherwise would have consumed a majority of the shares then available under the Company’s 2005 Stock Incentive Plan, leaving inadequate shares available for grants to other employees. As a consequence, the compensation resulting from those awards does not qualify for the performance-based compensation exemption from the $1 million limit on deductible compensation under Internal Revenue Code Section 162(m). We may make inducement grants from time to time in the future in connection with high-level hires with substantial initial equity awards, but in general, our policy is to make equity awards under our 2005 Stock Incentive Plan or a successor plan approved by our stockholders.

Named Executive Officers

In December 2004, the board began a series of changes in executive management. The compensation of Mr. Eckert (CEO) and Mr. Deady (SVP Client Solutions) was recently determined through negotiation as part of their recruitment and hiring. As a result of required public disclosure and the importance of “internal equity,” the compensation packages of Messrs. Eckert and Deady, as well as other recently hired executives, became a de facto benchmark leading to various adjustments in compensation for other named executive officers. However, the compensation committee has taken certain steps to adjust the mix of executive compensation and avoid further increases, based upon the compensation committee’s perception that current levels of executive compensation are adequate for retention, motivation and reward purposes. First, when possible, we have reduced the compensation paid for specific jobs and/or shifted compensation away from base salary. For example, Mr. Eckert’s base salary is $100,000 below the level of his predecessor (although he could earn more total cash compensation through his bonus plan if the Company performs well). Second, the named executive officers and other direct reports of the CEO did not receive any increase in base salary or target bonus during 2006 (except for increases awarded to Mr. Stearns in connection with his advancement as described below). Third, Messrs. Eckert, Deady and Gomez did not receive any equity awards in 2006 (other than awards to Mr. Deady in connection with commencement of his employment in January 2006, as described below).

R. Andrew Eckert, President & CEO. Mr. Eckert was hired in October 2005 and became President and CEO in November 2005. The compensation committee set his compensation package taking into account market benchmarks and the compensation packages of other executive officers of the Company. The compensation committee made substantial initial equity awards to Mr. Eckert in order to induce him to join the Company and to motivate and reward increases in stockholder value. The compensation committee intended the initial equity awards to suffice for at least two years, and accordingly no additional equity awards were made to Mr. Eckert in 2006 and none are anticipated for 2007. Mr. Eckert’s first year bonus was guaranteed at its $400,000 target to compensate him for bonus opportunities foregone at his prior employer and because factors for which he was not responsible could have a significant effect upon the Company’s 2006 results and impair his ability to earn a 2006 bonus based upon Company performance. Mr. Eckert’s future bonuses are not guaranteed.

John E. Deady, EVP Client Solutions. In January 2006, we hired Mr. Deady as EVP Client Solutions, one of three key operating roles reporting to the Chief Executive Officer. The compensation committee set his compensation package taking into account market benchmarks and the compensation packages of the other executive officers responsible for the Company’s operations. The compensation committee made substantial initial equity awards to Mr. Deady in order to induce him to join the Company and to motivate and reward increases in stockholder value. The compensation committee intended the initial equity awards to suffice for at least two years, and accordingly, no additional equity awards were made to Mr. Deady in 2006 and none are anticipated for 2007. Mr. Deady’s first year bonus was guaranteed at its $200,000 target to compensate him for bonus opportunities foregone at his prior employer and because factors for which he was not responsible could have a significant effect upon the Company’s 2006 results and impair his ability to earn a 2006 bonus based upon Company performance. Mr. Deady’s future bonuses are not guaranteed.

Frank E. Stearns, EVP Client Services. Mr. Stearns received an option to purchase 100,000 shares in March 2006 in recognition of his performance and the importance of his role in helping us achieve the critical objective of improving client service, and in an effort to retain his services. In May 2006, Mr. Stearns received an increase in his target bonus from $150,000 to $200,000, in recognition of his potential contributions and the importance of his role, and so that his target bonus would match the target bonuses of other named executive officers (other than the CEO). In January 2007, Mr. Stearns was promoted to EVP Client Services, one of three principal operating roles in the Company under our new management structure. In recognition of his promotion, he received 100,000 shares of restricted stock and an increase in his base salary from $300,000 to $400,000. While the intent of these changes was to compensate him at a level commensurate with his peers at the Executive Vice President level in the organization, the compensation committee determined that a salary of $400,000 was more appropriate than the $450,000 salary level of Messrs. Gomez and Deady, based upon market benchmarks.

John P. Gomez, Chief Technology Strategy Officer. Early in 2005, Mr. Gomez received an increase in salary to approximate the compensation packages of certain other executive officers. The compensation committee deemed this to be appropriate in light of Mr. Gomez’s contributions to client service and his role in managing the Company’s software development. Since that time, Mr. Gomez has not received any salary increases or additional equity awards because his current base salary is considered adequate based upon market data and previously-granted equity awards are continuing to provide substantial additional compensation as they vest.

Robert J. Colletti, SVP and Chief Financial Officer. In April 2006, Mr. Colletti received an option to acquire 125,000 shares of our common stock. This was Mr. Colletti’s first stock option grant in three years and was made in recognition of the importance of his role and in an effort to align his future equity incentives more closely with those of other executive officers. Mr. Colletti did not receive any salary increase in 2006 because his current base salary is considered adequate based upon market data.

Additional Executive Compensation Matters

Role of executive officers in determining executive compensation

By its charter, the compensation committee is responsible for determining compensation for the Company’s executive officers. The CEO makes recommendations to the compensation committee regarding compensation for other executive officers, and, together with other executive officers, provides information and advice to the compensation committee regarding the structure and mechanics of bonus and equity award programs. The compensation committee makes it decisions about the CEO’s compensation in executive session, although no decisions regarding Mr. Eckert’s compensation have been necessary since his hiring in October 2005 because his compensation has been governed by his employment agreement.

Tax Considerations

Historically, Internal Revenue Code Section 162(m) has not been a significant consideration for the Company for two reasons. First, few employees have had the opportunity to receive annual income in excess of $1 million, particularly excluding stock option gains that would qualify as “performance-based” for Section 162(m) purposes. Second, the Company has generated limited taxable income, has accumulated significant net loss carryforwards and a full valuation allowance against its net deferred tax asset, so the financial statement effect of non-deductibility of any executive officer income would be delayed. However, we expect our tax situation to evolve as our performance improves, and in the future, as the deductibility of compensation expense offers immediate financial benefits, we will be more reluctant to use forms of compensation that are not deductible under Section 162(m). We also anticipate that the Company’s 2007 proxy statement will include a proposal for stockholder approval of the Company’s Incentive Compensation Plan for 2008 and beyond, which reflects the determination by the compensation committee that maximizing the extent to which executive compensation qualifies as “performance-based” income under Section 162(m) and is therefore deductible is expected to confer meaningful economic benefits in the future.

Potential Effect of Misconduct on Compensation

The Company does not have a policy to seek to recover from named executive officers as a result of restatements or adjustments of financial statements or performance measures in the absence of fraud or intentional misconduct. However, if a named executive officer received compensation based upon financial statements or other performance measures that are subsequently restated or otherwise adjusted as a result of the named executive officer’s fraud or intentional misconduct, and net of the restatement or adjustment, the financial statements or performance measures would have dictated lower compensation than the named executive officer received, the Company would consider, among other remedies and in light of the applicable facts and circumstances, seeking reimbursement from the named executive officer of any compensation received by the named executive officer in excess of what the named executive officer would have received based upon the restated or adjusted financial statements or performance measures.

COMPENSATION COMMITTEE REPORT

The compensation committee has reviewed the Compensation Discussion and Analysis and discussed that Analysis with management. Based upon its review and discussions with management, the committee recommended to our Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for 2006 and the Company’s 2007 proxy statement.

Edward A. Kangas, Chair
Dan L. Crippen
Steven A. Denning

EXECUTIVE COMPENSATION IN 2006

SUMMARY COMPENSATION TABLE

						Non-Equity
				Stock	Option	Incentive Plan	All Other
				Awards[1]	Awards[1]	Compensation[2]	Compensation	Total
Name and Principal Position	Year	Salary ($)	Bonus ($)	($)	($)	($)	($)	($)

R. Andrew Eckert, President and Chief Executive Officer (principal executive officer)	2006	650,000	400,000[3]	478,477	1,230,860	--	35,396[4]	2,794,733

Robert J. Colletti, Senior Vice President and Chief Financial Officer (principal financial officer)	2006	350,000	--	30,220	250,816	40,000	1,500[5]	672,536

John E. Deady, Executive Vice President Client Solutions	2006	432,692	200,000[3]	379,577	1,201,962	--	82,459[6]	2,296,690

John P. Gomez, Executive Vice President and Chief Technology Strategy Officer	2006	450,000	--	366,324	817,826	40,000	--	1,674,150

Frank E. Stearns, Executive Vice President Professional Services[7]	2006	303,846	--	--	445,708	40,000	1,500[5]	791,054

John A. Adams, former Executive Vice President Business Solutions[8]	2006	411,923	--	356,883	1,193,882	--	2,995,225	4,957,913

Russ J. Rudish, former Executive Vice President Sales, Marketing & Customer Solutions[9]	2006	15,576	--	--	--	--	1,726,426	1,742,002

1 In accordance with the rules of the Securities and Exchange Commission, these amounts are the 2006 expense recognized by the Company for financial statement reporting purposes in connection with stock awards or option awards in accordance with FAS 123R, but disregarding the estimate of forfeitures related to service-based vesting conditions. The Company’s stock option valuation approach and related assumptions are described in Note 5 “Employee Benefit Plans” to the Consolidated Financial Statements on this Form 10-K. The reported amount does not necessarily reflect aggregate income that may be recognized by the individual for income tax purposes upon vesting of awards or sale of shares, or the value that may be realized by the individual upon sale of shares, which amounts will depend upon the fair market value of the shares at the times awards vest and shares are sold and may be more or less than the amount shown.

2 These amounts were earned pursuant to the Company’s 2006 Bonus Plan, under which payments were calculated as a function of 2006 earnings per share (subject to certain adjustments), revenue and bookings. See the narrative disclosure below for a description of the 2006 Bonus Plan.

3 Represents a guaranteed bonus for 2006 pursuant to the individual’s employment agreement and is in lieu of 2006 Non-Equity Incentive Plan compensation pursuant to the Company’s 2006 Bonus Plan.

4 Reimbursement by the Company for tax preparation, legal and other professional fees, consisting of $23,910 and $11,486 in income tax gross-up thereon. Mr. Eckert is entitled pursuant to his employment agreement to be reimbursed for up to $25,000 per year for such expenses, plus income tax gross-ups.

5 Represents 401(k) plan matching contributions made by the Company.

6 Represents $65,419 paid by the Company to counsel who represented Mr. Deady in a legal action filed against Mr. Deady by his former employer in connection with commencement of his employment with the Company, and $17,040 paid by the Company to counsel who represented Mr. Deady in negotiation of his employment arrangements with the Company and preparation of employment documents. The Company agreed pursuant to Mr. Deady’s employment agreement to provide these benefits as an inducement to Mr. Deady to join the Company.

7 Mr. Stearns was promoted to Executive Vice President Professional Services on February 7, 2007. Before the promotion his title was Senior Vice President Professional Services. His annual salary increased from $300,000 to $400,000 in December 2006 in connection with that promotion.

8 The Company terminated the employment of Mr. Adams without cause as of November 22, 2006. Under the rules of the Securities and Exchange Commission, information regarding Mr. Adams is included because the compensation shown in this table would have made him one of the Company’s three most highly compensated executive officers other than the principal executive officer and principal financial officer if he had been serving as an executive officer at the end of 2006. The amount shown as All Other Compensation represents (i) $47,148 in reimbursement by the Company for income tax preparation, legal and other professional fees, consisting of $30,213 and an additional $16,935 in income tax gross-up thereon, and (ii) $2,948,077 in severance benefits paid to Mr. Adams in 2006 or accrued in 2006 for later payment in connection with termination of his employment arrangements. See the narrative disclosure below for a description of the severance benefits.

9 The Company terminated the employment of Mr. Rudish without cause as of January 5, 2006. Under the rules of the Securities and Exchange Commission, information regarding Mr. Rudish is included because the compensation shown in this table would have made him one of the Company’s three most highly compensated executive officers other than the principal executive officer and principal financial officer if he had been serving as an executive officer at the end of 2006. The amount shown as All Other Compensation represents (i) $9,220 in reimbursement by the Company for income tax preparation, legal and other professional fees, and (ii) $1,717,206 in severance benefits paid to Mr. Rudish in 2006 or accrued in 2006 for later payment in connection with termination of his employment. See the narrative disclosure below for a description of the severance benefits.

GRANTS OF PLAN-BASED AWARDS TABLE

		Estimated Possible Payouts Under
		Non-Equity Incentive Plan Awards[2]
Name	Grant	Approval	Threshold	Target	Maximum	All Other Stock Awards: Number of Shares of Stock or Units	All Other Stock Awards: Number of Shares of Stock or Units	Exercise or Base Price of Option Awards	Closing Price on Grant Date[3]	Grant Date Fair Value of Stock and Option Awards[4]
	Date	Date[1]	($)	($)	($)	(#)	(#)	(S/Sh)	($ / Sh)	($)

R. Andrew Eckert	--	--	--	--	--	--	--	--	--	--

Robert J. Colletti	5/12/06	4/27/06	--	--	--	--	125,000[5]	19.18	19.50	1,443,540
	--	--	100,000	200,000	260,000	--	--	--	--	--

John E. Deady	1/9/06	12/21/05	--	--	--	100,000[6]	--	--	--	1,939,595
	1/9/06	12/21/05	--	--	--	--	400,000[6]	21.03	21.15	5,047,384

John P. Gomez	--	--	100,000	200,000	260,000	--	--	--	--	--

Frank E. Stearns	3/8/06	2/22/06	--	--	--	--	100,000[5]	25.12	24.40	1,496,794
	--	--	100,000	200,000	260,000	--	--	--	--	--

John A. Adams[7]	--	--	100,000	200,000	260,000	--	--	--	--	--

Russ J. Rudish[8]	--	--	--	--	--	--	--	--	--	--

1 The compensation committee approved the equity awards on the referenced dates, and specified that the grants would take place in the future, in the case of Mr. Deady when his employment commenced, in the case of Mr. Colletti following the filing of the Company’s quarterly report on Form 10-Q that was pending at the time the award was approved, and in the case of Mr. Stearns following the filing of the Company’s annual report on Form 10-K that was pending at the time the award was approved.

2 All Non-Equity Incentive Plan Awards were made under the Company’s 2006 Bonus Plan. These awards are for 2006 only and the actual amount earned in 2006 in respect of these awards by each individual other than Mr. Adams was $40,000, as reflected in the Summary Compensation Table. Actual payments in respect of these awards were less than the Threshold amount because of the plan requirement that bonus payments not reduce 2006 earnings below $.57 per share. Pursuant to Mr. Adams’ employment agreement, he received $178,630 as a pro-rata portion of his target payment in connection with termination of his employment. As reflected in the Summary Compensation Table, Mr. Eckert and Mr. Deady each had a guaranteed bonus for 2006 pursuant to his employment agreement, which was in lieu of non-equity incentive plan awards under the Company’s 2006 Bonus Plan. See the narrative disclosure below for additional details.

3 The rules of the Securities and Exchange Commission require that if the exercise price of a stock option is less than the closing market price of the underlying security on the date of grant, this column must be included to show the closing market price of the underlying security on the date of grant. At the times these grants were made, the Company’s convention was to determine the fair market value of the Company’s common stock for purposes of setting the exercise price of the stock option by reference to the NASDAQ closing price on the trading date immediately preceding the date of grant. Accordingly, the closing market price on the date of grant differs from the exercise price, reflecting market trading activity on the date of grant. The Company subsequently changed its convention and now uses the NASDAQ closing price on the date of grant as its measure of the fair market value for purposes of determining the exercise price of stock options.

4 In accordance with the rules of the Securities and Exchange Commission, this amount is the entire “fair value” of the award computed in accordance with FAS 123R for its anticipated life and is reported for the year in which the grant was made; the reported amount does not necessarily reflect the value that may be realized by the individual because the award vests over approximately five years from the date of grant contingent upon continued employment, and the actual amount received upon sale of shares will depend upon the fair market value of the shares at the times they are sold.

5 Award made under the Company’s 2005 Stock Incentive Plan. See the narrative disclosure below for terms of the awards.

6 Award made under the Company’s 2005 Inducement Grant Stock Incentive Plan as an inducement grant pursuant to Section 4350(i)(1)(A)(iv) of the NASD Marketplace Rules. Mr. Deady paid $.01 per share to the Company in connection with the stock award. See the narrative disclosure below for terms of the awards.

7 The Company terminated Mr. Adams’ employment without cause as of November 22, 2006.

8 The Company terminated Mr. Rudish’s employment without cause as of January 5, 2006.

Narrative Disclosure Related to Summary Compensation Table and Grants of Plan-Based Awards Table

Employment Agreements with Named Executive Officers

The Company has entered into employment agreements with each of Messrs. Eckert, Deady and Gomez, which provide for the base salary and bonus compensation described in the preceding tables, as well as at-will employment and the severance benefits described under the heading “Potential Payments Upon Termination or Change-in-Control.”  Messrs. Colletti and Stearns do not have employment agreements with the Company; however, Messrs. Colletti and Stearns are parties to severance agreements with the Company, as more fully described under the heading “Potential Payments Upon Termination or Change-in-Control.”

Terms of Awards

The award to Mr. Deady of 100,000 shares of the Company’s common stock was made in connection with commencement of his employment on January 9, 2006. Mr. Deady paid $.01 per share. Subject to continued employment, 26.666% of the total number of shares vest on June 1, 2007, and an additional 10% of the total number of shares vest on each December 1 and June 1 thereafter, with the final 3.334% of the total number of shares vesting on June 1, 2011. The shares may not be sold prior to vesting, and any shares not vested at the time Mr. Deady’s employment with the Company terminates, and that do not vest on an accelerated basis in connection with termination of his employment as described in his employment agreement, may be repurchased by the Company at the original purchase price of $.01 per share.

The award to Mr. Deady of a non-qualified option to purchase up to 400,000 shares of the Company’s common stock was made in connection with commencement of his employment on January 9, 2006. Subject to continued employment, the option vests with respect to 20% of the underlying shares on February 1, 2007 and with respect to the remaining 80% of the underlying shares in 48 equal consecutive monthly installments on the first day of each calendar month thereafter. The option is forfeited to the extent not already vested at the time Mr. Deady’s employment with the Company terminates and not accelerated in connection with termination of his employment as described in his employment agreement.

The award to Mr. Colletti of a non-qualified option to purchase up to 125,000 shares of the Company’s common stock was made on May 12, 2006. Subject to continued employment, the option vests with respect to 20% of the underlying shares on June 1, 2007 and with respect to the remaining 80% of the underlying shares in 48 equal consecutive monthly installments on the first day of each calendar month thereafter. The option is forfeited to the extent not already vested at the time Mr. Colletti’s employment with the Company terminates and not accelerated in connection with termination of his employment as described in his severance agreement.

The award to Mr. Stearns of a non-qualified option to purchase up to 100,000 shares of the Company’s common stock was made on March 8, 2006. Subject to continued employment, the option vests with respect to 20% of the underlying shares on April 1, 2007 and with respect to the remaining 80% of the underlying shares in 48 equal consecutive monthly installments on the first day of each calendar month thereafter. The option is forfeited to the extent not already vested at the time Mr. Stearns’ employment with the Company terminates and not accelerated connection with termination of his employment as described in his severance agreement.

The five-year vesting schedules for these awards are consistent with the vesting schedules of similar awards made to employees other than the named executive officers. The stock options described above, like other stock options granted by the Company, expire ten years after grant.

Bonuses and Non-Equity Incentive Plan Compensation

The Bonus Plan as applicable to 2006 and 2007 (pursuant to which non-equity incentive plan compensation is paid) has the following basic structure:

- The total target bonus pool consists of the target bonuses of all plan participants.

- The bonus pool is funded based upon actual Company performance against three performance objectives: earnings, revenue, and sales bookings.

- The Company objectives are weighted 50% to earnings, 25% to revenue and 25% to sales bookings, and each objective has a minimum threshold and a target.

- If actual performance does not meet the minimum threshold for each performance objective, the bonus pool does not fund and bonus payments, if any, are at the discretion of the board of directors.

- If actual performance meets at least the minimum threshold for each objective, then the amount of bonus pool funding will be determined by multiplying the weighting of each performance objective by the percentage attainment for that performance objective, and adding those products. For these purposes, the minimum threshold for each objective corresponds to 50% attainment, the target threshold for each objective corresponds to 100% attainment, and the maximum threshold for each objective corresponds to 130% attainment. Actual results between thresholds are interpolated.

- Actual performance against the earnings objective is measured net of total bonus payments, so that payment of bonuses does not reduce earnings below the level of earnings used in calculating the bonus pool. Bonus pool funding is required to be reduced to the maximum amount that meets this requirement.

- Bonus pool funding is allocated among plan participants in three tiers according to the ratio of the total unpaid bonus targets of all participants in each tier to the aggregate target bonus pool for the entire plan.

As described in more detail above, Messrs. Eckert and Deady had guaranteed bonuses for 2006. The other named executive officers received non-equity incentive plan awards under the Bonus Plan, and actual bonus payments were below the 50% of target threshold because a portion of bonus accruals were surrendered to satisfy the minimum $.57 earnings requirement.

Severance Payments

Messrs. Adams and Rudish had employment agreements providing that upon termination by the Company of employment without cause, they would be entitled to severance compensation equal to 18 months’ salary, 150% of target bonus, a pro-rata bonus paid at target for the portion of the year he served until the termination of his employment, and acceleration of 12 months’ vesting of stock options and restricted stock, as well as reimbursement for health insurance premiums for up to 18 months.

The severance benefits for Mr. Adams listed in the Summary Compensation Table above consist of $1,153,630 in cash payments, $432,600 in value for accelerated vesting of 20,000 shares of restricted stock, $1,194,400 in value (determined in accordance with FAS 123R) for accelerated vesting of 80,000 stock options, $102,447 in value (determined in accordance with FAS 123R) for extension of Mr. Adams’ post-employment stock option exercise period by 23 days until March 15, 2007, and $65,000 for benefits including outplacement services and reimbursement of health insurance premiums paid under COBRA.

The severance benefits for Mr. Rudish listed in the Summary Compensation Table above consist of $977,739 in cash payments, and $736,050 in value for accelerated vesting of 35,000 shares of restricted stock, and $3,417 in reimbursement of COBRA health insurance premiums. The Company and Mr. Rudish negotiated for vesting of 15,000 shares of restricted stock, in addition to the 12 months’ vesting called for by his employment agreement, in lieu of any accelerated vesting of stock options.

Additional Information

Although the Company does not anticipate paying dividends, if the Company were to pay dividends, they would be payable on restricted stock, whether or not vested, on the same basis as other shares of common stock.

EXECUTIVE EQUITY PLAN HOLDINGS AND EXERCISE ACTIVITY

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

	Option Awards				Stock Awards
	Number of Securities Underlying Unexercised Options (#)[1]		Option Exercise	Option Expiration	Number of Shares or Units of Stock that Have Not Vested	Market Value of Shares or Units of Stock that Have Not Vested
Name	Exercisable	Unexercisable	Price ($)	Date	(#) [2]	($) [3]

R. Andrew Eckert	105,000	420,000	15.90	11/14/15
					120,000	2,467,200

Robert J. Colletti	665	--	6.50	7/15/07
	10,001	--	7.50	11/4/07
	2,000	--	13.50	4/8/08
	41,334	--	23.38	3/22/09
	10,000	--	15.12	10/15/09
	40,000	--	9.53	5/1/10
	40,000	--	8.25	7/11/10
	100,000	--	13.20	9/27/11
	29,332	10,668	8.88	4/29/13
	--	125,000	19.18	5/12/16
					5,166	106,213

John E. Deady	--	400,000	21.03	1/9/16
					100,000	2,056,000

John P. Gomez	20,000	10,000	13.26	8/11/13
	31,677	18,333	11.95	10/22/13
	68,000	52,000	13.35	2/4/14
	56,000	84,000	19.70	12/1/14
					57,499	1,182,179

Frank E. Stearns	11,000	4,000	8.88	4/29/13
	22,667	17,335	13.35	2/4/14
	5,250	9,750	15.77	3/4/15
	--	100,000	25.12	3/8/16

John A. Adams[4]	233,348	--	19.96	3/15/07	--	--

Russ J. Rudish[5]	--	--	--	--	--	--

1 The grant date of each stock option is ten years before the expiration date shown in the table. All of the stock options vest (or vested) with respect to 20% of the underlying shares on or shortly following the first anniversary of the grant date and with respect to the remaining 80% of the underlying shares in equal monthly installments over the following 48 months, except some of Mr. Colletti’s grants that are already fully exercisable vested over three or four-year periods.

2 June 1 and December 1 of each year are scheduled vesting dates for restricted stock awards. Subject to continued employment: the first vesting date is the scheduled vesting date that is on or immediately following the first anniversary of the grant date, and on that date vesting is 20% of the total number of shares covered by the award plus a number of shares equal to the product of 1.667% of the total number of shares and the number of complete calendar months, if any, elapsed during the period beginning on the first anniversary of the grant date and ending on the first vesting date. On each of the eight scheduled vesting dates next succeeding the first vesting date, an additional 10% of the total number of shares covered by the award vests, except that the number of shares vesting on the last of such eight succeeding scheduled vesting dates will be less than 10% of the total number of shares if and to the extent that the number of shares vesting on the first vesting date exceeded 20% of the total number of shares. Mr. Eckert’s award of 150,000 shares was granted November 14, 2005, and the shares unvested at fiscal year-end will (subject to continued employment) continue to vest at a rate of 15,000 shares each scheduled vesting date until December 1, 2010. Mr. Deady’s award of 100,000 shares was granted on January 9, 2006, and vests with respect to 26,666 shares on June 1, 2007, and with respect to 10,000 shares each scheduled vesting date thereafter, with the final 3,334 shares vesting on June 1, 2011. Mr. Colletti’s award of 10,000 shares was granted July 1, 2004, and the shares unvested at fiscal year end will continue to vest at a rate of 1,000 shares each scheduled vesting date with the final 166 shares vesting December 1, 2009. Mr. Gomez’s awards were made 30,000 on July 1, 2004 and 70,000 shares on December 1, 2004 and the shares unvested at fiscal year end will continue to vest at an aggregate rate of 10,000 shares each scheduled vesting date, with the final 7,499 shares vesting December 1, 2009.

3 In accordance with the rules of the Securities and Exchange Commission, the values represent the product of the number of shares that have not vested and $20.56, which was the closing market price of the Company’s Common Stock at the end of 2006. The reported amount does not necessarily reflect the value that may be realized by the individual because the award vests over approximately five years from the date of grant contingent upon continued employment, and the actual amount received upon sale of shares will depend upon the fair market value of the shares at the times they are sold.

4 The Company terminated Mr. Adams’ employment without cause as of November 22, 2006. The stock options shown represent 153,348 options vested during service plus 80,000 vested on an accelerated basis pursuant to contractual severance arrangements in connection with termination of his employment. The balance of his stock options were canceled in connection with termination of his employment.

5 The Company terminated Mr. Rudish’s employment without cause as of January 5, 2006. In connection with termination of his employment, all unvested stock options were canceled, 35,000 unvested shares of restricted stock were vested on an accelerated basis pursuant to contractual severance arrangements, and the balance of his restricted stock was repurchased by the Company at $.01 per share.

OPTION EXERCISES AND STOCK VESTED TABLE

	Option Awards		Stock Awards

	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise [1] ($)	Number of Shares Acquired on Vesting[2] (#)	Value Realized on Vesting [3] ($)
Name

R. Andrew Eckert	--	--	30,000	629,100

Robert J. Colletti	---	--	1,000	19,440
			1,000	20,970

John E. Deady	--	--	--	--

John P. Gomez	--	--	10,000	194,400
			10,000	209,700

Frank E. Stearns	--	--	--	--

John A. Adams[4]	--	--	28,335	550,832
			29,998	648,857

Russ J. Rudish[5]	147,625	1,621,239	55,000	1,049,700

1 Represents the aggregate of the difference between the market price of the Company’s common stock at exercise and the exercise price of the option for each share acquired upon exercise.

2 Shares shown as “acquired” represent shares vested, and are calculated before and do not reflect (i) surrender to the Company of vested shares to reimburse the Company for deposits paid by the Company on behalf of the individual to federal and state tax authorities, as applicable, in respect of income resulting from vesting; or (ii) sale of 10% of vested shares on or about the vesting date pursuant to Rule 10b5-1 trading plans to generate funds to pay the incremental federal income tax due as a result of vesting in excess of tax deposits paid by the Company on behalf of the individual at the statutory minimum rate of 25%. Vesting dates for the amounts shown are listed in footnote 3 below.

3 In accordance with the rules of the Securities and Exchange Commission, the values shown as “realized” represent the product of the number of shares vested and the fair market value per share on the vesting date. No representation is made regarding any sales other than as described in footnote 2 above; actual amounts realized by individuals upon sale depend upon the fair market value of the shares at the times they are sold.

4 The Company terminated Mr. Adams’ employment without cause as of November 22, 2006. As part of his severance benefits, as of the date of termination of his employment Mr. Adams received accelerated vesting of 9,998 shares of restricted stock otherwise scheduled to vest December 1, 2006 and an additional 20,000 shares of restricted stock otherwise schedule to vest in the future.

5 The Company terminated Mr. Rudish’s employment without cause as of January 5, 2006. As part of his severance benefits, as of the date of termination of his employment, Mr. Rudish received accelerated vesting of 35,000 shares of restricted stock otherwise scheduled to vest in the future.

DIRECTOR COMPENSATION

DIRECTOR COMPENSATION TABLE

	Fees Earned or Paid in Cash[1]	Stock Awards[4]	Option Awards[4]	Total
Name	($)	($)	($)	($)

Dan L. Crippen	61,000	43,748	104,256	209,004

Steven A. Denning	49,000[2]	43,748	34,553	127,301

Eugene V. Fife	190,750	43,748	172,763	407,261

Edward A. Kangas	72,500	43,748	104,256	220,504

Braden R. Kelly	54,250[3]	43,748	34,553	132,551

Jay B. Pieper	74,750	43,748	55,284	173,782

1 Consists of annual retainers, meeting fees, and additional fees of $115,000 for Eugene V. Fife as chairman of the board, $15,000 for Jay B. Pieper as chairman of the audit committee, $10,000 for Edward A. Kangas as chairman of the compensation committee, and $3,750 for Braden R. Kelly as chairman of the nominating & governance committee.

2Includes $39,250 that Mr. Denning elected to defer and receive in the form of deferred stock units rather than cash.

3 Includes $42,500 that Mr. Kelly elected to defer and receive in the form of deferred stock units rather than cash.

4 In accordance with the rules of the Securities and Exchange Commission, these amounts are the 2006 expense recognized by the Company in accordance with FAS 123R for financial statement reporting purposes in connection with stock awards or option awards. The reported amount does not necessarily reflect aggregate income that may be recognized by the individual for income tax purposes upon vesting of awards or sale of shares, or the value that may be realized by the individual upon sale of shares, which amounts will depend upon the fair market value of the shares at the times awards vest and shares are sold and may be more or less than the amount shown. Stock Awards amounts consist of the pro-rata portion of each director’s annual grant of $75,000 in deferred stock units recognized as expense in 2006. The Stock Awards amount for Mr. Fife excludes expense recognized in 2006 in connection with a grant of 100,000 shares of restricted stock made to him in April 2005 in connection with his service as interim Chief Executive Officer of the Company.

Narrative Disclosure Related to Director Compensation Table

Each non-employee director of the Company is compensated for service on the Company’s board through a combination of cash fees and equity.

Cash fees include an annual retainer of $35,000, attendance fees of $2,000 per board meeting and $1,500 per committee meeting (with those amounts halved for telephonic participation), and additional annual fees of $115,000 for the chairman of the board, $15,000 for the audit committee chairman, $10,000 for the compensation committee chairman, and $5,000 for the nominating and governance committee chairman.

Equity compensation takes the form of deferred stock units (“DSUs”) granted under the Company’s 2005 Stock Incentive Plan as of the date of each annual meeting of the Company's stockholders (the "Annual Meeting"). Each individual who is elected as a non-employee director at the Annual Meeting, or who is a continuing non-employee director immediately after such Annual Meeting, will be granted a number of DSUs equal to the quotient obtained by dividing $75,000 by the fair market value of the Company’s Common Stock on the date of the Annual Meeting (the "Annual Grant DSUs"). However, if the date of the Annual Meeting is during a regular quarterly blackout period under the Company’s Insider Trading Policy, then the Annual Grant DSUs are granted upon termination of that regular quarterly blackout period, but not earlier than the day after the completion of two full day trading sessions of the principal exchange or market system upon which the Company’s common stock trades following the filing of the SEC report on Form 10-Q or Form 10-K that includes financial statements for the most recently completed fiscal quarter of the Company. Each DSU represents a notional right to receive one share of Common Stock at the time specified below.

Each Annual Grant DSU vests in four equal increments on each 91-day interval following the date of the Annual Meeting with respect to such Annual Grant DSU is made or, if earlier, upon the non-employee director's death or the occurrence of a change in control as defined in the Plan and the appendix to the Plan setting forth rules related to the DSUs, or the annual meeting of stockholders immediately following the meeting with respect to which the Annual Grant DSU was granted.

A non-employee director may elect to receive DSUs in lieu of all or a portion of his or her annual retainer fees, committee chair fees, and per-meeting fees. Such fees shall be converted to DSUs by dividing (i) the amount of cash by (ii) the Fair Market Value of the Common Stock as of the date of conversion. All DSUs issued for deferred cash compensation are fully vested at all times.

Shares of Common Stock equal to the whole number of vested DSUs credited to a non-employee director as of the date the non-employee director ceases to serve as a member of the Board (or, if earlier, the date of a change in control) are issued to the non-employee director on the earlier of (i) the first business day coincident with or next following the date that is six-months following the cessation of Board service, or (ii) the date of a change in control.

In addition to the foregoing, initial equity awards may be made to induce new directors to join the Board in the future. The nature and amount of any such awards are determined by the Board at the time based upon then-current circumstances.

All directors are reimbursed for the expenses they incur in the course of Board service.

This director compensation program was implemented in 2006. Earlier, the Company made periodic stock option grants to directors but did not have a program of regular equity awards and did not compensate directors for meeting attendance or committee chair service.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

Messrs. Eckert and Deady

Severance Benefits

Subject to the paragraph below regarding reductions, if Eclipsys were to terminate the employment of Mr. Eckert or Mr. Deady for any reason other than cause, disability or death, or if Mr. Eckert or Mr. Deady were to terminate his employment with good reason, he would be entitled to (i) continuation of his salary and target bonus for 18 months, (ii) 12 months' additional vesting of his restricted stock, stock options and any other equity-based awards, and (iii) payment of his target bonus on a pro-rata basis for the portion of the year he served until the date of termination without regard to any performance requirements. He would also be entitled to reimbursement for the cost of continuing his health insurance benefits for 18 months or until he became eligible to receive similar benefits from another employer. However, if a change in control of Eclipsys were to occur and Eclipsys or its successor were to terminate the employment of Mr. Eckert or Mr. Deady for any reason other than cause, disability or death, or if Mr. Eckert or Mr. Deady were to terminate his employment with good reason, within two years following the change in control, or within 180 days before and in anticipation of the change in control, then he would be entitled to (i) continuation of his salary and target bonus for 24 months, (ii) acceleration of vesting of all of his stock options, restricted stock and any other equity-based awards, and (iii) payment of his target bonus on a pro-rata basis for the portion of the year he served until the date of termination without regard to any performance requirements, as well as gross-up payments to offset the effect of any applicable excess parachute payments tax. He would also be entitled to reimbursement for the cost of continuing his health insurance benefits for 24 months or until he became eligible to receive similar benefits from another employer.

In case of death or disability, he or his survivors would be entitled to payment of his target bonus on a pro-rata basis for the portion of the year he served until the date of termination.

In addition to the contractual severance rights of the executives, the plans pursuant to which all equity awards granted to the named executive officers were granted provide that in connection with a change in control, all equity awards will be assumed by the successor or replaced by equivalent awards of the successor, and will vest on an accelerated basis if not so assumed or replaced, or if the recipient’s employment is terminated by the company without cause or by the recipient with good reason within a year following the change in control.

Reductions

If Mr. Eckert or Mr. Deady becomes entitled to severance benefits (whether or not in connection with a change in control), then for each Dollar by which the Total Equity Value (as described below) exceeds the applicable cap (which is $6 million for Mr. Eckert and $4 million for Mr. Deady), the amount of cash severance otherwise payable to him as part of the severance benefits will be reduced by one Dollar, with the total amount of such reductions spread evenly over the term that such cash severance would otherwise be payable. In addition, if he would be entitled to severance benefits in circumstances other than in connection with a change in control, then for each Dollar by which the Vested Equity Value (as described below) exceeds the applicable cap, the accelerated vesting of stock options, restricted stock or other equity-based awards that would otherwise occur as a part of the severance benefits or pursuant to any plan or agreement governing such awards will be reduced by one Dollar in value, with such reductions coming first from stock options and then from restricted stock and then from other awards, and with such reductions measured by the gross spread on options that would otherwise accelerate and the gross value of shares of restricted stock or other awards that would otherwise accelerate. For these purposes, “Vested Equity Value” means (i) the value of vested restricted stock and other vested awards (other than stock options) owned beneficially by the executive, plus (ii) the spread on vested stock options owned beneficially by the executive, plus (iii) the gross proceeds received by the executive or his transferee from sales of restricted stock and payment of other awards (other than stock options) in the four-year period ending on the date of termination of employment, plus (iv) the amount by which gross proceeds from sales by the executive or his transferee, in the four-year period ending on the date of termination of employment, of shares obtained upon exercise of stock options exceeded the exercise price thereof, plus (v) the amount by which the value of shares obtained upon exercise of stock options and still beneficially owned by the executive or his transferee exceeds the exercise price paid for those shares. “Total Equity Value” means Vested Equity Value plus (i) the value of restricted stock and other awards (other than stock options) that would vest as a part of severance benefits, plus (ii) the spread on stock options that would vest as a part of severance benefits, calculated as the aggregate of the amount by which the value of a share of stock issuable upon exercise of each stock option vesting as part of the severance benefits exceeds the exercise price payable therefor. Measures of value of stock options, restricted stock and other awards will be taken at fair market value on the date of termination of employment.

Additional Requirements and Limitations

If the successor in any change in control of Eclipsys offers to retain Mr. Eckert or Mr. Deady in a Comparable Position, then he is not entitled to terminate his employment with good reason due to a change in his responsibilities. For these purposes, “Comparable Position” for Mr. Eckert means (i) Chief Executive Officer of the successor organization, with duties, responsibilities, authority and participation in management commensurate with that role; or (ii) Chief Executive Officer or President of the portion of the successor organization that succeeds to the business of the Company (whether organized as a subsidiary, division, or otherwise) (the “Successor Business”), if (A) the Successor Business (1) is the natural successor to the business of the Company following the Change in Control and continues in the same basic business as the Company, and (2) operates with a significant degree of autonomy; and (B) Mr. Eckert’s role with the Successor Business (1) involves operational control of the Successor Business, and (2) would not result in a diminution of the substantive operational scope of Mr. Eckert’s role from the substantive operational scope of his role with the Company. “Comparable Position” for Mr. Deady means (i) Executive Vice President of the Successor Business, or if the Successor Business does not use that title, then a title within the Successor Business’s organizational structure that is comparable to Executive Vice President in the Company’s organizational structure, with duties, responsibilities, authority and participation in management commensurate with that role, if (A) the Successor Business is the natural successor to the business of the Company following the Change in Control and continues in the same basic business as the Company; and (B) Mr. Deady’s role with the Successor Business would not result in a material diminution of the substantive operational scope of Mr. Deady’s role from the substantive operational scope of his role with the Company.

In connection with his employment, each of Mr. Eckert and Mr. Deady has also entered into an Agreement re Specified Acts providing for cessation of unpaid severance benefits and disgorgement of previously realized severance benefits (in excess of $200,000) if at any time during or within two years following termination of his employment, he becomes employed by or affiliated with any of certain specified competitors, or violates in any material respect any material contractual obligation or legal duty to the Company.

Mr. Gomez

The severance arrangements applicable to Mr. Gomez are substantially the same as those applicable to Messrs. Eckert and Deady, except that (i) Mr. Gomez is not subject to the “Comparable Position” requirement and is not party to an Agreement re Specified Acts, each as described above in the section entitled “Additional Requirements and Limitations,” (ii) accelerated vesting in case of termination not in connection with a change in control applies only to equity awards made after March 15, 2005 (the date of Mr. Gomez’s employment agreement), and (iii) required relocation constitutes “Good Reason” for Mr. Gomez even in connection with a headquarters establishment. Instead of an Agreement re Specified Acts, Mr. Gomez is party to an agreement that restricts certain post-employment activities that would be competitive with the Company’s business or make inappropriate use of the Company’s confidential information.

Messrs. Colletti and Stearns

Severance Benefits

Each of Messrs. Colletti and Stearns is party to a severance agreement with the Company dated July 31, 2006 providing that if the Company or its successor terminates his employment under any circumstances other than for cause, death or disability, or if he resigns his employment with good reason, then he would be entitled to (i) continuation of base salary (but not bonus, commissions or other incentive compensation) for 12 months, (ii) a cash amount equal to 100% of his target annual bonus in effect on the date of termination without regard to any performance requirements, and (iii) one year of accelerated vesting of stock options, restricted stock or other equity-based awards granted to him after the date of the severance agreement (unless the Company specifies within 30 days before or after the original date of issuance of the award that it is not subject to this acceleration provision). He would also be entitled to reimbursement for the portion of the cost of continuing his health insurance benefits equal to the portion being paid by the Company at the time of termination of his employment for 12 months or until he became eligible to receive similar benefits from another employer.

Additional Requirements and Limitations

The severance agreement provides that if at any time during or within one year following termination of his employment, he becomes employed by or affiliated with any competitor, or violates in any material respect any material contractual obligation or legal duty to the Company, and fails to cure, then Eclipsys may cancel any equity awards that vested pursuant to the severance agreement, recover the value he may have realized upon sale during the two preceding years of shares underlying equity awards that vested pursuant to the severance agreement, and cease any severance payments and recover any severance already paid in excess of $25,000.

Quantification of Payments Upon Termination or Change in Control

The following table shows severance benefits payable for each named executive officer in an ordinary severance situation (i.e. not in connection with a change in control), as well as in connection with a change in control. In accordance with SEC rules, the amounts shown assume that the triggering event in question occurred on December 31, 2006, the last day of fiscal year 2006, and are based on a price of $20.56 for the Company’s common stock, which was the reported closing price of the Company’s common stock on December 29, 2006. This table does not reflect the value of reimbursement for the cost of continuation of health insurance described above.

SEVERANCE BENEFITS TABLE
[
	Ordinary Severance				Change in Control Severance¹
		Accelerated Vesting				Accelerated Vesting

	Cash ($)	Stock Options² ($)	Restricted Stock³ ($)	Total ($)	Cash ($)	Stock Options[4] ($)	Restricted Stock[5] ($)	Total ($)
R. Andrew Eckert	1,975,000	489,300	616,800	3,081,100	2,500,000	1,957,200	2,467,200	6,924,400

Robert J. Colletti	550,000	-	-	550,000	550,000	-	-	550,000

John E. Deady	1,175,000	-	411,200	1,586,200	1,500,000	-	2,056,000	3,556,000

John P. Gomez	1,175,000	-	-	1,175,000	1,500,000	678,007	1,182,178	3,360,185

Frank E. Stearns	600,000	-	-	600,000	600,000	-	-	600,000

1 Messrs. Eckert, Deady and Gomez are entitled to income tax gross-ups on severance compensation payable in connection with a change in control to offset the effects of any 20% excise tax on excess parachute payments under Section 4999 of the Internal Revenue Code. An executive is treated as having received excess parachute payments if the payments or benefits received are contingent on a change in the ownership or control of a corporation, and the aggregate amount of such payments and benefits equal or exceeds three times the executive’s base amount compensation (salary plus bonus). The value of such gross-ups is not reflected in this table. Based on assumptions as of December 31, 2006 and Black-Scholes modeling, the value of such gross-ups are as follows: Mr. Eckert - $2,256,537; Mr. Deady - $1,548,228; and Mr. Gomez - $911,886.

2 Reflects accelerated vesting of 105,000 shares for Mr. Eckert. Mr. Deady’s options are out-of-the money at $20.56. Messrs. Gomez, Colletti, and Stearns had no options that qualified for acceleration in an ordinary severance situation as of December 31, 2006.

3 Reflects accelerated vesting of 30,000 shares for Mr. Eckert and 20,000 shares for Mr. Deady. Messrs. Gomez, Colletti, and Stearns had no restricted stock that qualified for acceleration in an ordinary severance situation as of December 31, 2006.

4 Reflects accelerated vesting of 420,000 shares for Mr. Eckert and 164,333 shares for Mr. Gomez. Mr. Deady’s options are out-of-the money at $20.56. Messrs. Colletti and Stearns had no options that qualified for acceleration in a change in control severance situation as of December 31, 2006.

5 Reflects accelerated vesting of 120,000 shares for Mr. Eckert, 100,000 shares for Mr. Deady, and 57,499 shares for Mr. Gomez. Messrs. Colletti and Stearns had no restricted stock that qualified for acceleration in a change in control severance situation as of December 31, 2006.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Messrs. Crippen, Denning, and Kangas served during 2006 as members of the Compensation Committee. None of Messrs. Crippen, Denning or Kangas was at any time during 2006, or at any other time, an officer or employee of the Company. No interlocking relationships exist between the Board of Directors or the Compensation Committee and the board of directors or the compensation committee of any other company, nor has any interlocking relationship existed in the past. See “Certain Relationships and Related Transactions, and Director Independence” in Item 13 below for a description of certain related party transactions between the Company and affiliates of Mr. Denning and Mr. Fife.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

EQUITY COMPENSATION PLANS

The following table provides information about the Common Stock that may be issued under our existing equity compensation plans as of December 31, 2006.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity plans

Equity compensation plans approved by security holders (1)	4,589,492	$14.40	2,301,423

ESPP Plan	13,214	$19.53	949,514

Equity compensation plans not approved by security holders (2)	925,000	$18.12	--

Total	5,527,706		3,250,937

(1) This table excluded an aggregate of 117,092 options issuable upon the exercise of outstanding options assumed by Eclipsys in connection with various acquisitions.  The weighted average price of the excluded options is $33.20.
(2) Represents options which are granted in 2004 and 2005 without stockholder approval as an inducement grant in accordance with NASDAQ rules related to the hiring of Mr. Adams as our Executive Vice President and Chief Administrative Officer and Mr. Eckert as our President and Chief Executive Officer. Eclipsys terminated the employment of Mr. Adams without cause as of November 22, 2006.

BENEFICIAL OWNERSHIP OF VOTING COMMON STOCK

The following table sets forth certain information regarding the beneficial ownership of our Voting Common Stock and Voting Common Stock equivalents as of May 1, 2007 by (i) each person or entity who is known by us to beneficially own more than 5% of the outstanding shares of Voting Common Stock; (ii) each director or nominee for director; (iii) each of the executive officers named in the Summary Compensation Table set forth under the caption “Executive Compensation” below; and (iv) all directors and executive officers as a group. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares such power with his or her spouse) with respect to all shares of capital stock listed as owned by such person or entity. We have no outstanding shares of Non-Voting Common Stock.

As compensation for Board service, our non-employee directors receive a portion of their total fees in the form of deferred stock units (“DSUs”). Under the rules of the Securities and Exchange Commission, DSUs are not included in calculating beneficial ownership of our Voting Common Stock because the holder of a DSU does not have voting or investment power with respect to the DSU or the underlying shares. Nonetheless, we consider the disclosure of DSU ownership to be relevant to investors because the value of the payment ultimately received by the holder of a DSU is directly tied to the performance of our Voting Common Stock. Accordingly, the following table includes a column reflecting the number of DSUs owned by each person named in the table even though the underlying shares are not included in the shares reported as beneficially owned or the related percentage ownership calculations.

Except as set forth herein, the business address of the named beneficial owner is c/o Eclipsys Corporation, 1750 Clint Moore Road, Boca Raton, Florida 33487.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned(1)	Number of Deferred Stock Units(2)	Percentage Owned (%)(3)

5% Stockholders:
Thornburg Investment Management, Inc.(4)	7,897,341		14.9%
119 East Marcy Street
Santa Fe, New Mexico 87501

Investment entities affliliated with General Atlantic LLC(5)	4,744,556		8.9%
c/o General Atlantic Service Company, LLC
3 Pickwick Plaza
Greenwich, Connecticut 06830

FMR Corp.(6)	2,855,600		5.3%
82 Devonshire Street
Boston, Massachusetts 02109

Tremblant Capital Group(7)	2,830,667		5.4%
767 Fifth Avenue
New York, New York 10153

Directors and Executive Officers:
Robert J. Colletti	323,013(8)		*
Dan L. Crippen	30,000(9)	3,910	*
John E. Deady	213,457(10)		*
Steven A. Denning	4,799,722(11)	5,318	9.0%
R. Andrew Eckert	293,775(12)		*
Eugene V. Fife	323,566(13)	3,910	*
John P. Gomez	229,205(14)		*
Edward A. Kangas	40,000(15)	3,910	*
Braden R. Kelly	45,833(16)	5,501	*
Jay B. Pieper	900,956(17)	3,910	1.7%
Frank E. Stearns	171,473(18)

Former Executive Officers:
John A. Adams(19)	13,553		*
Russ J. Rudish(20)	-		-

All executive officers and directors as a group (13 Persons)(21)	7,471,098		13.8%

* Less than 1%

(1)
The number of shares beneficially owned by each stockholder is determined under rules promulgated by the Securities and Exchange Commission, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power or investment power and any shares as to which the individual or entity has the right to acquire beneficial ownership within 60 days after May 1, 2007 through the exercise of any stock option, warrant or other right. The inclusion herein of such shares, however, does not constitute an admission that the named stockholder is a direct or indirect beneficial owner of such shares. The shares reflected in this column do not include the DSU’s owned by the non-employee directors and described in footnote (2) below.

(2)
Indicates the number of DSUs (i) granted to our non-employee directors in connection with the annual grant to non-employee directors of DSUs having a grant date value of $75,000, and (ii) credited to those non-employee directors who elect to defer all or a portion of cash compensation for Board service in exchange for DSUs. See “Director Compensation”. Because the DSUs do not constitute actual shares of outstanding Voting Common Stock, a DSU holder does not possess voting or investment authority with respect to any voting common stock as a result of his or her ownership of a DSU.

(3)
Does not include the DSU’s owned by the non-employee directors and described in footnote (2) above. The applicable percentage is based on 53,048,369 shares of voting common stock outstanding at May 1, 2007.

(4)	Based on most recent available information provided by Thornburg Investment Management.

(5)
Consists of 483,174 shares owned by General Atlantic Partners 74, L.P. (“GAP 74”), 247,431 shares owned by General Atlantic Partners 48, L.P. (“GAP 48”), 309,179 shares owned by General Atlantic Partners 47, L.P. (“GAP 47”), 2,272,000 shares owned by General Atlantic Partners 38, L.P. (“GAP 38”), 644,893 shares owned by General Atlantic Partners 28, L.P. (“GAP 28”), 36,758 shares owned by GapStar, LLC (“GapStar”), 682,927 shares owned by GAP Coinvestment Partners, L.P. (“GAPCO”), 67,300 shares owned by GAP Coinvestment Partners II, L.P. (“GAPCO II”) and 894 shares owned by GAPCO GmbH & Co. KG (“KG”). Steven A. Denning is the Chairman and a Managing Director of General Atlantic LLC (“GA LLC”), and Mr. Denning is a general partner of each of GAPCO and GAPCO II. GA LLC is the general partner of GAP 28, GAP 38, GAP 47, GAP 48 and GAP 74. GA LLC is also the sole member of GapStar. The general partners of GAPCO and GAPCO II are Managing Directors of GA LLC. GAPCO Management GmbH (“Management GmbH”) is the general partner of KG .The Managing Directors of GA LLC are authorized to and empowered to vote and dispose of the securities owned by KG. GAP 28, GAP 38, GAP 47, GAP 48, GAP 74 and GapStar, GA LLC, GAPCO, GAPCO II, KG and Management GmbH are a “group” within the meaning of Rule 13d-5 of the Securities Exchange Act of 1934, as amended. Mr. Denning disclaims beneficial ownership of all of such shares of common stock except to the extent of his pecuniary interest therein.

(6)
This information is as of December 31, 2006 and is based on a Schedule 13G/A filed jointly by FMR Corp. (“FMR”), Edward C. Johnson 3d and Fidelity Management & Research Company (“Fidelity”) with the Securities and Exchange Commission on February 14, 2007. According to the report, Fidelity, a wholly-owned subsidiary of FMR, is the beneficial owner of 2,855,567 shares of Voting Common Stock as a result of acting as an investment advisor to various investment companies. Mr. Johnson and FMR have sole dispositive power with respect to all of these shares. Pyramis Global Advisors Trust Company, an indirect wholly-owned subsidiary of FMR, is the beneficial owner of 33 shares of Voting Common Stock, of which Mr. Johnson and FMR have sole dispositive and voting power. Mr. Johnson is Chairman of FMR.

(7)	This information was derived from the Schedule 13G/A filed by Tremblant Capital Group with the Securities and Exchange Commission on February 14, 2007.

(8)	Includes 304,416 shares issuable upon the exercise of stock options that are exercisable within 60 days of May 1, 2007.

(9)	Consists entirely of 30,000 shares issuable upon the exercise of stock options that are exercisable within 60 days of May 1, 2007.

(10)	Includes 113,333 shares issuable upon the exercise of stock options that are exercisable within 60 days of May 1, 2007.

(11)
Consists of (i) 55,166 shares issuable upon the exercise of stock options that are exercisable within 60 days of May 1, 2007 and (ii) 4,744,556 shares of Voting Common Stock described in footnote (5) above. Mr. Denning disclaims beneficial ownership of the shares described in footnote (5) above except to the extent of his pecuniary interest therein and their inclusion herein shall not be deemed an admission of beneficial ownership.

.
(12)	Includes 157,500 shares issuable upon the exercise of stock options that are exercisable within 60 days of May 1, 2007.

(13)
Includes (i) 155,166 shares issuable upon the exercise of stock options that are exercisable within 60 days of May 1, 2007, (ii) 65,000 shares held by a revocable trust of which Mr. Fife is the settler and trustee, (iii) 1,700 shares owned by Mr. Fife’s son and (iv) 1,700 shares owned by Mr. Fife’s daughter.

(14)	Includes 139,667 shares issuable upon the exercise of stock options that are exercisable within 60 days of May 1, 2007.

(15)	Includes 30,000 shares issuable upon the exercise of stock options that are exercisable within 60 days of May 1, 2007.

(16)	Consists entirely of 45,833 shares issuable upon the exercise of stock options that are exercisable within 60 days of May 1, 2007.

(17)
Consists of (i) 67,666 shares issuable upon the exercise of stock options that are exercisable within 60 days of May 1, 2007 and (ii) 833,290 shares held by Partners HealthCare System, Inc. (“Partners”). Mr. Pieper is a Vice President of Partners. Mr. Pieper disclaims beneficial ownership of the shares held by Partners and their inclusion herein shall not be deemed an admission of beneficial ownership.

(18)	Includes 70,918 shares issuable upon the exercise of stock options that are exercisable within 60 days of May 1, 2007.

(19)	The Company terminated the employment of Mr. Adams without cause as of November 22, 2006.

(20)	The Company terminated the employment of Mr. Rudish without cause as of January 5, 2006.

(21)
Includes the amounts described in footnotes (8) through (18) above, 51,765 shares held by other executive officers and 48,333 shares issuable upon the exercise of stock options that are held by other executive officers and exercisable within 60 days of May 1, 2007.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

CERTAIN RELATED PARTY TRANSACTIONS

License Agreement with Partners Healthcare System, Inc.

We have a license agreement with Partners HealthCare System, Inc. (“Partners”). Jay Pieper, a director of Eclipsys, is Vice President of Corporate Development and Treasury Affairs for Partners. Under the terms of this license, we may develop, commercialize, distribute and support certain technology of Partners (the “Partners’ Technology”) and license it, as well as sell related services, to other healthcare providers and hospitals throughout the world (with the exception of the Boston, Massachusetts metropolitan area). No royalties are payable by us pursuant to the license with Partners. We are obligated to offer to Partners and certain of its affiliates a license for internal use, granted on most favored customer terms, to all new software applications developed by us, whether or not derived from the Partners’ Technology, and major architectural changes to the Partners’ Technology. Partners and certain of its affiliates are also entitled to receive internal use licenses, also granted on most favored customer terms, for any changes to any module or application included in the Partners’ Technology requiring at least one person-year of technical effort. Additionally, as part of the agreement, we have previously provided development services to Partners related to commercializing its intellectual property. No fees were paid to us by Partners for development services in 2006. In 2001, Partners entered into a contract with us for the license of a new software application and related professional services. This new software application consisted of an upgrade to an existing software application that Partners had licensed from Transition Systems, Inc. (“Transition”), an entity that we acquired in December 1998. Under this new contract, Partners paid us $643,747 in 2006. As of December 31, 2006, Partners owed us $207,762 related to this new contract. Mr. Pieper was not affiliated with us at the time of the negotiation of the original Partners license from Transition.

 Investment in Healthvision, Inc.

During July 1999, we invested in Healthvision, Inc. (“Healthvision”), a Dallas-based, privately held Internet healthcare company. Mr. Kelly, a member of our Board of Directors, served until December 2006 on the board of directors of Healthvision. We beneficially own common stock of Healthvision representing approximately 16% of its outstanding common stock on a fully diluted basis.

In 1999, we entered into an agreement with Healthvision under which each organization agreed to jointly market products and services of the other party to its customers. In late 2003, we mutually agreed with Healthvision to terminate the joint marketing provisions of our agreement. Under the remaining provisions of this agreement, we paid Healthvision approximately $0.3 million during 2006 for the sale by Healthvision of our products and services. During 2006 we earned revenues from Healthvision of approximately $1.1 million for remote hosting and other related services and had accounts receivable due from Healthvision of approximately $0.1 million at December 31, 2006.

For the year ended December 31, 2006, Healthvision had total revenues of approximately $17.4 million and a net loss of approximately $1.9 million with total assets of approximately $10.1 million.

We account for our investment in Healthvision using the equity method of accounting.  Due to losses recognized under the equity method, the recorded balance of the investment in Healthvision was $0 as of December 31, 2006. We are not required to provide funding to Healthvision, and have made no guarantees on their behalf.

Lease Agreement and Cost-Sharing Arrangement with BG Jet Corp.

Effective March 1, 2007, we entered into a Lease Agreement and a Cost Sharing Agreement, each with BG Jet Corp., and an Assignment and Consent among Eclipsys, BG Jet Corp, NetJets Sales, Inc., NetJets Services, Inc. and NetJets Aviation, Inc. BG Jet Corp. is 50% owned by Eugene Fife, one of our directors and the Chairman of our Board. The NetJets entities are affiliated companies that in the aggregate provide a fractional aircraft interest and related services to BG Jet Corp.

BG Jet Corp. has agreed to make a portion of its fractional interest available to us. Pursuant to these agreements, (i) BG Jet Corp. leases its fractional interest to us from time to time to accommodate our flight needs, (ii) the NetJets entities provide directly to us the aircraft management services provided to BG Jet Corp. as part of the fractional ownership program, and (iii) Eclipsys and BG Jet Corp. divide the fixed monthly costs and hourly flight time charges according to each party’s respective usage of the fractional interest. This arrangement is structured to comply with applicable rules of the Federal Aviation Administration.

Our costs in connection with this arrangement include (i) fixed lease payments to BG Jet Corp. of $100 per month, (ii) payments to NetJets of our ratable share, based upon our usage, of the fixed monthly costs that BG Jet Corp. is obligated to pay to NetJets, which equate to $1,989 per hour, and (iii) payments to NetJets of $2,263 per hour of flight time by Eclipsys, plus federal excise taxes, fuel surcharges, and other miscellaneous items such as landing fees. The monthly management fee and hourly flight costs are the actual costs to BG Jet Corp. pursuant to its arrangements with NetJets, so the transaction is not structured to profit BG Jet Corp. In addition, we do not make any payment to BG Jet Corp. in respect of BG Jet Corp.’s capital investment in its fractional interest.

It is anticipated that we will use the fractional interest up to approximately 35 hours per year. Assuming usage at that level, our total cost for this arrangement would be approximately $149,920 (excluding federal excise taxes, fuel surcharges, and miscellaneous items). Of this amount, the amount that can be considered to benefit Mr. Fife and therefore represents his interest in the transaction is $35,358, consisting of 50% (commensurate with his 50% interest in BG Jet Corp.) of $1,100 in monthly rentals paid to BG Jet Corp. and $69,615 payable to NetJets for fixed monthly maintenance costs that would otherwise be paid by BG Jet Corp. The balance, consisting of incremental hourly flight costs, would not benefit Mr. Fife. If we use more than 35 hours per year, the benefit to Mr. Fife would increase ratably consistent with the foregoing.

This arrangement has an initial term of 11 months and can be renewed upon agreement of the parties. Either Eclipsys or BG Jet Corp. may terminate the arrangement if Mr. Fife’s service on our Board ceases, or as a result of a change in control of Eclipsys, or upon loss of use of the aircraft that is subject to the fractional interest, or upon transfer of the fractional interest in whole or part by BG Jet Corp.

This related party transaction was approved by our Audit Committee. In addition, pursuant to our related party transactions policy, because the transaction involves a director it was also approved by the entire Board, with Mr. Fife abstaining.  The Audit Committee and the Board considered the business need for periodic access to private aircraft and alternative sources of access to private aircraft, and concluded that the transaction with BG Jet Corp. was beneficial.

POLICIES AND PROCEDURES FOR APPROVAL OF RELATED PARTY TRANSACTIONS

In recognition of the fact that a transaction between Eclipsys and one of its directors, executive officers or significant stockholders (or their immediate family members) may present potential, perceived or actual conflicts of interest, our Board has adopted a formal, written policy with respect to the review and approval of related party transactions. In accordance with this policy and our Audit Committee Charter, our Audit Committee is responsible for reviewing and approving the terms and conditions of all related party transactions. In addition, if the related party involved in the transaction under review is our Chief Executive Officer or one of our directors or the proposed transaction involves more than $2 million per year, the transaction is subject to further review and approval by our entire Board. Our finance and internal audit departments are responsible for establishing and maintaining procedures for identifying potential related party transactions while our legal department is responsible for preliminary review of such transactions and determining whether the transaction under review is subject to Audit Committee approval under our related party transactions policy. Our legal department is also responsible for the preparation of a detailed description of the subject transaction for use by the Audit Committee in performing its formal review and approval process. In the course of its review of a related party transaction, the factors considered by our Audit Committee include, but are not limited to:

•	the terms of the transaction as compared to terms available for a similar transaction with a non-related party;

•	the disclosure requirements associated with the transaction;

•	the effect of the transaction upon the ability of the related party to fulfill his or her duties to Eclipsys; and

•	the appearance of the transaction.

The Audit Committee or the full Board has reviewed and approved or ratified each of the related party transactions described above under the heading, “Certain Related Party Transactions”.

DIRECTOR INDEPENDENCE

Under applicable NASDAQ rules, a director will only qualify as an “independent director” if, in the opinion of our Board of Directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Our Board of Directors has determined that none of Messrs. Crippen, Denning, Fife, Kangas, Kelly, or Pieper has a relationship which would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Accordingly, our Board of Directors has concluded that each of these directors is an “independent director” as defined under Rule 4200(a)(15) of the NASDAQ Stock Market, Inc. Marketplace Rules.

Item 14.    Principal Accounting Fees and Services

INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM FEES

The aggregate fees billed to the Company for each of the last two fiscal years by our independent registered certified public accounting firm, PricewaterhouseCoopers LLP, are as follows:

Fee Category	2006	2005

Audit Fees(1)	$1,782,500	$1,240,233
Audit-Related Fees(2)	31,130	-
Tax Fees(3)	21,500	30,273
All Other Fees(4)	1,500	1,500
Total	$1,836,630	$1,272,006

(1)
Audit Fees consist of fees for the audit of our financial statements, the audit of our internal control over financial reporting, the review of the interim financial statements included in our quarterly reports on Form 10-Q, and other professional services provided in connection with statutory and regulatory filings or engagements.

(2)
Audit-Related Fees consist of fees for assurance and related services that are reasonably related to the performance of the audit and the review of our financial statements and which are not reported under “Audit Fees.” These services relate to compliance with Section 404 of the Sarbanes-Oxley Act, due diligence related to mergers and acquisitions, accounting consultations and audits in connection with acquisitions, internal control reviews, attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.

(3)
Tax Fees consist of fees for tax compliance, tax advice and tax planning services. Tax compliance services, which relate to the review of the consolidated federal income tax returns and foreign tax issues, accounted for all of the total tax fees billed in 2005 and 2006.

(4)	All Other Fees for 2005 and 2006 related to renewal of our accounting research software.

PRE-APPROVAL POLICY AND PROCEDURES

The Audit Committee has adopted policies and procedures relating to the approval of all audit and non-audit services that are to be performed by our registered public accounting firm. This policy generally provides that we will not engage our registered public accounting firm to render audit or non-audit services unless the service is specifically approved in advance by the Audit Committee or the engagement is entered into pursuant to one of the pre-approval procedures described below.

From time to time, the Audit Committee may pre-approve specified types of services that are expected to be provided to us by our registered public accounting firm during the next 12 months. Any such pre-approval is detailed as to the particular service or type of services to be provided and is also generally subject to a maximum dollar amount. None of the services described above under the captions “Audit-Related Fees”, “Tax Fees” and “All Other Fees” was approved by the Audit Committee pursuant to the provisions of paragraph (c)(7)(i)(C) of Rule 2-01 of SEC Regulation S-X.

Part IV

Item 15.   Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this report:

1	Consolidated Financial Statements included in Item 8 of this report on Form 10-K
2	Financial Statement Schedules included in Item 8 of this report on Form 10-K Schedule II - Valuation of Qualifying Accounts
3	The following exhibits are included in this report:

3.1 (1)	Third Amended and Restated Certificate of Incorporation of the Registrant
3.2 (2)	Third Amended and Restated Bylaws of the Registrant
3.3 (3)	Certificate of Designation of Series A Junior Participating Preferred
4.1 (1)	Specimen certificate for shares of Common Stock
4.2 (3)	Rights Agreement, dated July 26, 2000, by and between the Registrant and Fleet National Bank, as Rights Agent
10.1 (1)	Second Amended and Restated Registration Rights Agreement
10.2 (1)	Information Systems Technology License Agreement, dated as of May 3, 1996, by and amount Partners Healthcare System, Inc. and Integrated Healthcare Solutions, Inc
10.3 (1)	1996 Stock Plan
10.4 (4)*	Amended and Restated 1998 Employee Stock Incentive Plan
10.5 (5)*	Form of Indemnification Agreement between the Registrant and each non-employee director
10.6 (4)*	Amended and Restated 1999 Stock Incentive Plan, as amended
10.7 (6)*	Form of Incentive and/or Non-Qualified Stock Option Agreement under the Amended and Restated 2000 Stock Incentive Plan, as amended
10.8 (7)*	Employment Agreement between the Registrant and John A. Adams, effective December 20, 2004
10.9 (8)*	Employment Agreement, by and between the Registrant and Russ J. Rudish, effective as of March 15, 2005.
10.10 (9)*	Employment Agreement, effective as of March 15, 2005, by and between the Registrant and John P. Gomez
10.11 (10)*	Amended and Restated 2000 Stock Incentive Plan
10.12 (10)*	Restricted Stock Agreement between the Registrant and Eugene V. Fife dated April 29, 2005
10.13 (11)*	2005 Stock Incentive Plan
10.14 (11)*	2005 Employee Stock Purchase Plan
10.15 *
Form of Restricted Stock Agreement to be used in connection with issuance of restricted stock to executive officers and members of the Registrant’s board of directors under the Eclipsys Corporation 2005 Stock Incentive Plan

10.16 *	Form of Notice of Grant of Restricted Stock Agreement to be used in connection with issuance of restricted stock to executive officers under the Eclipsys Corporation 2005 Stock Incentive Plan
10.17 *
Form of Notice of Grant of Restricted Stock Agreement to be used in connection with issuance of restricted stock to members of the Registrant’s board of directors under the Eclipsys Corporation 2005 Stock Incentive Plan

10.18 *	Form of Notice of Grant of Stock Option to be used in connection with grants of stock options to executive officers under the Eclipsys Corporation 2005 Stock Incentive Plan
10.19 *	Form of Notice of Grant of Stock Option to be used in connection with grants of stock options to members of the Registrant’s board of directors under the Eclipsys Corporation 2005 Stock Incentive Plan
10.20 (12)*	2005 Inducement Grant Stock Incentive Plan
10.21 (12)*	Employment Agreement between the Registrant and R. Andrew Eckert dated as of October 24, 2005
10.22 (12)*	Agreement re Specified Acts between the Registrant and R. Andrew Eckert dated as of October 24, 2005
10.23 (13)*	Employment Agreement between the Registrant and John E. Deady dated December 22, 2005
10.24 (13)*	Agreement re Specified Acts between the Registrant and John E. Deady dated December 22, 2005
10.25 (14)	Non-employee Director Deferred Stock Unit Plan
10.26 (15)	2006 Bonus Plan for Eligible Employees
10.27 (16)*	Severance Agreement dated July 31, 2006 between the Registrant and Robert J. Colletti
10.28 (16)*	Severance Agreement dated July 31, 2006 between the Registrant and Frank E. Stearns
21	Subsidiaries of the Registrant
23	Consent of PricewaterhouseCoopers LLP
31.1	Certification of R. Andrew Eckert
31.2	Certification of Robert J. Colletti
32.1	Certification Pursuant to 18 U.S.C. Section 1350
32.2	Certification Pursuant to 18 U.S.C. Section 1350
99.1	Restatements to the previously reported Quarterly Information for 2006 and 2005

(1)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 000-24539)
(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-50781)
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated August 8, 2000 (File No. 000-24539)
(4)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002
(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on March, 15 2004 (File No. 000-24539)
(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 1, 2004 (File No. 000-24539)
(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 23, 2004 (File No. 000-24539)
(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 7, 2005 (File No. 000-24539)
(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 7, 2005 (File No.000-24539)
(10)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on May 10, 2005 (File No.000-24539)
(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 6, 2005 (File No.000-24539)
(12)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on October 21, 2005 (File No.000-24539)
(13)
The Registrant has requested confidential treatment with respect to certain portions of this exhibit. Such portions have been omitted from this exhibit and have been filed separately with the United States Securities and Exchange Commission

(14)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 17, 2006 (File No.000-24539)
(15)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 17, 2006 (File No.000-24539)
(16)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 4, 2006 (File No.000-24539)
*	Indicates a management contract or compensatory plan or arrangement

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

/s/ R. Andrew Eckert	President, Chief Executive Officer and Director (Principal	May 22, 2007
R. Andrew Eckert	Executive Officer)

/s/ Robert J. Colletti	Senior Vice President, Chief Financial Officer (Principal	May 22, 2007
Robert J. Colletti	Financial and Accounting Officer)

/s/ Dan L. Crippen	Director	May 22, 2007
Dan L. Crippen

/s/ Steven A. Denning	Director	May 22, 2007
Steven A. Denning

/s/ Eugene V. Fife	Director	May 22, 2007
Eugene V. Fife

/s/ Edward A. Kangas	Director	May 22, 2007
Edward A. Kangas

/s/ Braden R. Kelly	Director	May 22, 2007
Braden R. Kelly

/s/ Jay B. Pieper	Director	May 22, 2007
Jay B. Pieper