Form 10-Q
period 2007-03-31
ECLIPSYS CORP
filed 2007-05-23
CIK 1034088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

________________

FORM 10-Q
________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

COMMISSION FILE NUMBER: 000-24539

ECLIPSYS CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	65-0632092
(State of Incorporation)	(IRS Employer Identification Number)

1750 Clint Moore Road
Boca Raton, Florida
33487
(Address of principal executive offices)

561-322-4321
(Telephone number of registrant)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing for the past 90 days. Yes [ ] No [ x ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer [ × ] Accelerated filer [ ]  Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ] No [×]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class	Shares outstanding as of May 16, 2007
Common Stock, $.01 par value	53,055,049

ECLIPSYS CORPORATION AND SUBSIDIARIES
FORM 10-Q
For the period ended March 31, 2007
Table of Contents

Part I.	Financial Information

Item 1.	Financial Statements - Unaudited

	Condensed Consolidated Balance Sheets (unaudited) - As of March 31, 2007
	and December 31, 2006	3

	Condensed Consolidated Statements of Operations (unaudited) - For the Three
	Months Ended March 31, 2007 and March 31, 2006 (restated)	4

	Condensed Consolidated Statements of Cash Flows (unaudited) - For the Three
	Months Ended March 31, 2007 and March 31, 2006 (restated)	5

	Notes to condensed consolidated financial statements (unaudited)	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results
	of Operations	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

Item 4.	Controls and Procedures	15

Part II.	Other Information	16

Item 1.	Legal Proceedings	16

Item 1A.	Risk Factors	16

Item 6.	Exhibits

Signatures

Certifications

ECLIPSYS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands)

	March 31,	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$40,906	$41,264
Marketable securities	97,233	89,549
Accounts receivable, net of allowance for doubtful accounts of $3,796 and $3,907, respectively	89,675	93,821
Inventory	763	1,076
Prepaid expenses	27,802	22,947
Other current assets	1,276	1,026
Total current assets	257,655	249,683

Property and equipment, net	44,580	45,806
Capitalized software development costs, net	32,187	32,302
Acquired technology, net	1,060	1,224
Intangible assets, net	3,029	3,307
Deferred tax asset	3,094	3,661
Goodwill	12,803	12,281
Other assets	13,618	15,014
Total assets	$368,026	$363,278

Liabilities and Stockholders’ Equity
Current liabilities:
Deferred revenue	$102,365	$103,298
Accounts payable	16,098	19,879
Accrued compensation costs	18,218	12,997
Deferred tax liability	3,152	3,699
Other current liabilities	16,447	20,213
Total current liabilities	156,280	160,086

Deferred revenue	9,999	11,289
Other long-term liabilities	1,266	1,247
Total liabilities	167,545	172,622

Stockholders’ equity:
Total stockholders’ equity	200,481	190,656
Total liabilities and stockholders’ equity	$368,026	$363,278

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ECLIPSYS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2007	2006
		As restated
Revenues:
Systems and services	$109,183	$96,330
Hardware	3,847	4,561
Total revenues	113,030	100,891
Cost and expenses:
Cost of systems and services	64,707	56,473
Cost of hardware	3,027	3,651
Sales and marketing	18,138	16,210
Research and development	14,408	16,962
General and administrative	7,569	5,656
Depreciation and amortization	4,275	3,802
Restructuring charge	-	7,198
Total costs and expenses	112,124	109,952

Income (loss) from operations	906	(9,061)
Interest income, net	1,514	1,149
Income (loss) before income taxes	2,420	(7,912)
Provision for income taxes	19	-
Net income (loss)	$2,401	$(7,912)
Net income loss per share:
Basic net income (loss) per common share	$0.05	$(0.16)
Diluted net income (loss) per common share	$0.04	$(0.16)
Weighted average common shares outstanding:
Basic	52,328	50,581
Diluted	53,544	50,581

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ECLIPSYS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended March 31,

	2007	2006
		As restated
Operating activities:
Net income (loss)	$2,401	$(7,912)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	9,671	9,232
Provision for bad debt	450	518
Stock compensation expense	2,760	3,695
Gain on sale of investments	(23)	-
Deferred provision for income taxes	19	-
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	3,696	(1,197)
Increase in prepaid expenses and other current assets	(5,616)	(2,634)
Decrease in inventory	825	132
Increase in other assets	653	647
Decrease in deferred revenue	(2,223)	(11,971)
Increase (decrease) in accrued compensation	5,479	(167)
(Decrease) increase in accounts payable and other current liabilities	(7,768)	636
Increase (decrease) in other long-term liabilities	19	(1,083)
Total adjustments	7,942	(2,192)
Net cash provided by (used in) operating activities	10,343	(10,104)
Investing activities:
Purchases of property and equipment	(2,771)	(5,651)
Purchase of marketable securities	(17,076)	(45,375)
Proceeds from sales of marketable securities	9,392	850
Capitalized software development costs	(4,379)	(1,576)
Net cash used in investing activities	(14,834)	(51,752)
Financing activities:
Proceeds from stock options exercised	4,131	21,042
Net cash provided by financing activities	4,131	21,042
Effect of exchange rates on cash and cash equivalents	2	335
Net decrease in cash and cash equivalents	(358)	(40,479)
Cash and cash equivalents — beginning of period	41,264	76,693
Cash and cash equivalents — end of period	$40,906	$36,214

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ECLIPSYS CORPORATION AND SUBSIDIARIES
Notes to condensed consolidated financial statements
(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Eclipsys Corporation, (“Eclipsys” or the “Company”), and the notes thereto have been prepared in accordance with the instructions for Form 10-Q of the Securities and Exchange Commission, or SEC. The December 31, 2006 condensed balance sheet data was derived from audited financial statements. These condensed statements do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America but do reflect all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair statement of results for the interim periods presented.

The results of operations for the three months ended March 31, 2007 are not necessarily indicative of annual results. The Company manages its business as one reportable segment.

The unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and the notes thereto that are included in the Company's Annual Report on Form 10-K for the year ended December 31, 2006 that was filed with the SEC on May 23, 2007.

2. RESTATEMENTS OF CONSOLIDATED FINANCIAL STATEMENTS

The Condensed Consolidated Statement of Operations and the Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2006 included in this Form 10-Q have been restated. The restated financial results include adjustments to our previously filed financial statements as a result of our voluntary stock option review which was completed in May 2007, as well as additional adjustments not previously considered material. For additional information regarding these restatements, please refer to Note 3, “Review of Stock Option Practices and Restatements of Consolidated Financial Statements,” in Notes to the Consolidated Financial Statements and Exhibit 99.1 in our Annual Report on Form 10-K for the year ended December 31, 2006.

Additionally, the Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2006 has been revised to reflect auction rate securities that are held "at market" or held "at rate" on a net basis. Previously, these securities were reported by the Company on a gross basis within "Net cash used in investing activities" section of the statement of cash flows. The impact of this revised presentation was to decrease purchases of marketable securities and proceeds from sales of marketable securities during the three months ended March 31, 2006 by $200.2 million. These changes had no impact on net cash used in investing activities.

3. EMPLOYEE BENEFIT PLANS

2005 Stock Incentive Plan

At our Annual Meeting of Stockholders held June 29, 2005, our shareholders approved the Company's 2005 Stock Incentive Plan ("2005 Plan").  Under the 2005 Plan, no further awards will be granted under our prior Stock Incentive Plans which include our 1996, 1998, 1999 and 2000 plans.  Awards may be made under the 2005 Plan for a number of shares (subject to adjustment in the event of stock splits and other similar events) equal to the sum of (1) 2,000,000 shares of the Company’s common stock, (2) any shares reserved for issuance under the Amended and Restated 2000 Stock Incentive Plan that remain available for issuance as of the date the 2005 Plan was approved by our stockholders and (3) any shares subject to outstanding awards under our 1996 Stock Plan, the Amended and Restated 1998 Stock Incentive Plan, the Amended and Restated 1999 Stock Incentive Plan and the Amended and Restated 2000 Stock Incentive Plan that expire or are terminated, surrendered or canceled without having been fully exercised, are repurchased or forfeited in whole or part or result in any shares subject to such award not being issued.

In the second quarter of 2006, we implemented a deferred stock unit plan to provide for equity compensation for our non-employee directors in the form of deferred stock units ("DSUs") granted under the 2005 Plan. As of the date of each annual meeting of the Company's stockholders, each continuing non-employee director receives a number of DSUs determined by dividing $75,000 by the fair market value of a share of the Company's common stock on the grant date. These DSUs vest quarterly over the course of the ensuing year. After cessation of board service, the Company will settle the DSUs by issuing to the former director a number of shares of the Company's common stock equal to the number of accumulated vested deferred stock units. In addition, a non-employee director may elect to receive DSUs in lieu of all or a portion of his or her cash fees. All DSUs received for cash fees are fully vested upon issuance.

As of March 31, 2007, there were 2,403,166 shares available for future issuance under the 2005 Plan.

ECLIPSYS CORPORATION AND SUBSIDIARIES
Notes to condensed consolidated financial statements
(Unaudited)

Stock Options
A summary of stock option transactions is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2007	5,631,584	$15.40	6.32	$32,480
Options exercised	(242,538)	$17.02
Options canceled	(101,743)	$19.79

Outstanding at March 31, 2007	5,287,303	$15.24	6.08	$26,091
Vested and expected to vest at March 31, 2007	5,071,565	$15.11	0.58	$25,652
Exercisable at March 31, 2007	3,149,266	$13.67	4.50	$20,391

As of March 31, 2007, $29.5 million of total unrecognized compensation costs related to stock options is expected to be recognized over a weighted average period of 3.6 years.

The weighted average fair value of outstanding stock options is estimated at the date of grant using a Black-Scholes option pricing model. We did not issue any stock options during the three months ended March 31, 2007. The following are significant weighted average assumptions used for estimating the fair value of the activity for the quarter ended March 31, 2006 under our stock option plans:

Quarter Ended
March 31,
2006
Expected term (in years)	6.5
Risk free interest rate	5.1%
Expected volatility	78%
Dividend yield	0%

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

Non-vested Stock Awards
Non-vested stock award activity for the three months ended March 31, 2007 is summarized as follows:

	Non-vested Number of Shares	Weighted Average Grant-Date Fair Value

Nonvested balance at January 1, 2007	366,128	$17.29
Awarded	100,000	19.88
Vested	(12,500)	13.50
Forfeited	(3,616)	15.11
Nonvested balance at March 31, 2007	450,012	$17.99

As of March 31, 2007, $7.0 million of total unrecognized compensation costs related to non-vested stock awards is expected to be recognized over a weighted average period of 3.7 years.  All non-vested stock awards vest semiannually, in June and December of each year.

Deferred Stock Units
We did not grant any deferred stock units in the first quarter of 2007. As of March 31, 2007, 26,459 DSUs were outstanding at the weighted average grant-date fair value of $18.91. The value of these DSUs is amortized to compensation expense and director fees ratably over the vesting period. During the quarter ended March 31, 2007 we recorded expense for DSUs of $0.1 million.

ECLIPSYS CORPORATION AND SUBSIDIARIES
Notes to condensed consolidated financial statements
(Unaudited)

4. MARKETABLE SECURITIES

Marketable securities consist of funds that are highly liquid and are classified as available-for-sale. Marketable securities are recorded at fair value, and unrealized gains and losses are recorded as a component of other comprehensive income.

	(in thousands)
	March 31,	December 31,
	2007	2006
Security Type

Auction Rate Securities:
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	$52,681	$45,139
Debt securities issued by states of the United States and political subdivisions of the states	24,873	21,187
	77,554	66,326
Other Securities:
Government Bonds/Agencies	10,248	11,259
Other debt securities	9,431	11,964
Total	$97,233	$89,549

As of March 31, 2007, most of our marketable securities have a maturity of more than 1 year. Auction rate securities of $24.9 million, held at March 31, 2007, typically have an interest rate reset feature every 30 days pursuant to which we can sell or reset the interest rate on the security. Eclipsys’ policy for all securities in the portfolio is to hold them less than one year, and therefore, we believe that these investments are part of our working capital and are appropriately classified as current assets.

In an effort to maximize the yield of our excess cash, we periodically transfer excess cash not needed for operations from money market investments to marketable securities, which include auction rates securities and government bonds. These funds remain highly liquid.

5. ACCOUNTS RECEIVABLE

Accounts receivable, net of allowances for doubtful accounts, is comprised of the following (in thousands):

	March 31,	December 31,
	2007	2006
Accounts Receivable:
Billed accounts receivable, net	$74,504	$77,570
Unbilled accounts receivable, net	15,171	16,251
Total accounts receivable, net	$89,675	$93,821

6. WARRANTY RESERVE

The agreements that we use to license software to our customers generally include limited warranties including a warranty that the product, in its unaltered form, will perform substantially in accordance with the related documentation. Warranty costs are charged to the cost of systems and services when they are probable and reasonably estimable. A summary of the activity in our warranty reserve is as follows (in thousands):

March 31,
2007
Beginning Balance	$438
Provision reduction	-
Warranty utilized	(108)
Ending Balance	$330

ECLIPSYS CORPORATION AND SUBSIDIARIES
Notes to condensed consolidated financial statements
(Unaudited)

7. GOODWILL AND OTHER INTANGIBLE ASSETS

Acquired technology and other intangible assets are amortized over their estimated useful lives on a straight-line basis. The carrying values of acquired technology and other intangible assets are reviewed if the facts and circumstances suggest that they may be impaired, and goodwill is reviewed annually in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” Testing is performed on a more frequent basis if impairment triggering events arise. The impairment test is based upon a number of factors, including operating results, business plans and projected future cash flows. No impairment charge has been recorded in the quarter ended March 31, 2007 and the year ended December 31, 2006.

The changes in the carrying amount of goodwill for the three months ended March 31, 2007, is as follows (in thousands):

March 31,
2007
Beginning Balance	$12,281
Earnout related to past acquisitions	522
Ending Balance	$12,803

The gross and net amounts for acquired technology, ongoing customer relationships and goodwill consist of the following (in thousands):

	March 31, 2007			December 31, 2006
	Gross		Net	Gross		Net
	Carrying	Accumulated	Book	Carrying	Accumulated	Book	Estimated
	Amount	Amortization	Value	Amount	Amortization	Value	Life
Intangibles subject to amortization
Acquired Technology	$1,967	$(907)	$1,060	$1,967	$(743)	$1,224	3-5 years
Ongoing customer relationships	5,644	(2,615)	3,029	5,644	(2,337)	3,307	5-7 years
Total	$7,611	$(3,522)	$4,089	$7,611	$(3,080)	$4,531

Intangibles not subject to amortization:
Goodwill			$12,803			$12,281

Estimated aggregate amortization expense (in thousands):

	For the remainder of
	2007	2008	2009	2010	2011	Thereafter	Total

Total amortization expense	$1,301	$1,463	$845	$303	$177	$-	$4,089

8. OTHER COMPREHENSIVE INCOME (LOSS)

The components of other comprehensive income (loss) were as follows (in thousands):

	Three Months Ended March 31,
	2007	2006
		As restated
Net income (loss)	$2,401	$(7,912)
Foreign currency translation adjustment	59	335
Unrealized loss on investments	(23)	-
Total comprehensive income (loss)	$2,437	$(7,577)

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

The computation of basic and diluted income (loss) per common share was as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2007			2006

	Net Income	Shares	Per Share Amount	Net Loss	Shares	Per Share Amount
				As restated		As restated
Basic EPS	$2,401	52,328	$0.05	$(7,912)	50,581	$(0.16)

Effect of dilutive securities:
Stock options and other dilutive securities	-	1,149		-	-
Shares issuable pursuant to earn-out agreement	-	67		-	-
Diluted EPS	$2,401	53,544	$0.04	$(7,912)	50,581	$(0.16)

10. RESTRUCTURING

In January 2006, we affected a restructuring of our operations which included a reduction in headcount of approximately 100 individuals, and the reorganization of our Company. This was undertaken to better align our organization, reduce costs, and re-invest some of the cost savings into client-related activities including client support and professional services.  During the quarter ended March 31, 2006, we recorded severance related charges of $7.2 million, of which $0.9 million related to non-cash stock-based compensation expense.
In December 2006 we realigned certain management resources and closed three of our facilities to eliminate excess office space.

We did not incur any restructuring charges during the quarter ended March 31, 2007. As of March 31, 2007, the remaining unpaid restructuring liability of $4.2 million relates to severance and future lease payments which we expect to pay out through 2009.

A summary of the restructuring charges, along with the activity for the three months ended March 31, 2007 are as follows (in thousands):

	Restructuring				Restructuring
	Liability at	2007 Activity			Liability at
	January 1,	Restructuring	Reductions		March 31,
	2007	Charge	Cash	Non-Cash	2007
Severance	$3,174	$-	$1,002	$-	$2,172
Facility closures	2,486	-	441	-	2,045
	$5,660	$-	$1,443	$-	$4,217

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

ECLIPSYS CORPORATION AND SUBSIDIARIES
Notes to condensed consolidated financial statements
(Unaudited)

12. RECENT ACCOUNTING PRONOUNCEMENTS

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

We did not have any material unrecognized tax benefits and there was no effect on our financial condition or results of operations as a result of implementing FIN 48.

The Company records income tax penalties, if any, in general and administrative expense. The Company has not recorded any interest or penalties related to FIN 48, in the current quarter or on a cumulative basis.

We file income tax returns in the U.S. federal jurisdiction, numerous states and Canada. All federal, state and international jurisdictions are open to examination due to net operating loss carryforwards. The Company has not been audited by the Internal Revenue Service. We do not believe there will be any material change in our unrecognized tax benefits over the next twelve months.

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

13.  SUBSEQUENT EVENT

In April 2007, we entered into a letter of credit agreement in the amount of $1.9 million with Wachovia Bank to secure our obligation under a new lease agreement for our Atlanta location. The letter of credit is collateralized by the Company’s cash of $2.0 million. The letter of credit expires in October 2008, but is automatically extended for one year periods, not beyond December 2017.

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

Actual results might differ materially from the results projected due to a number of risks and uncertainties. Software development may take longer and cost more than expected, and incorporation of anticipated features and functionality may be delayed, due to various factors including programming and integration challenges and resource constraints. We may change our product strategy in response to client requirements, market factors, resource availability, and other factors. Implementation of some of our software is complex and time consuming. Clients' circumstances vary and may include unforeseen issues that make it more difficult or costly than anticipated to implement or derive benefit from software, outsourcing or consulting services. The success and timeliness of our services often depend at least in part upon client involvement, which can be difficult to control. We are required to meet standard performance specifications, and contracts can be terminated or their scope reduced under certain circumstances. Competition is vigorous, and competitors may develop more compelling offerings or offer more aggressive pricing. New business is not assured and existing clients may migrate to competing offerings. Financial performance targets might not be achieved due to various risks, including slower-than-expected business development or new account implementation, or higher-than-expected costs to develop products, meet service commitments or sign new contracts. Our cash consumption may exceed expected levels if profitability does not meet expectations or strategic opportunities require cash investments. These and other risks and uncertainties that could cause our actual results to differ materially from our forward-looking statements are described in this report under the headings “Risk Factors” and “Management's Discussion and Analysis of Financial Condition and Results in Operations” and in our other filings made from time to time with the Securities and Exchange Commission. The cautionary statements made in this report should be read as being applicable to all related forward-looking statements wherever they appear. These statements are only predictions. We cannot guarantee future results, levels of activity, performance or achievements. All forward-looking statements attributable to us or any persons acting on our behalf are expressly qualified in their entirety by the risk factors referenced above and other risks set forth in this report or other reports we have filed or may file with the Securities and Exchange Commission. We assume no obligation to publicly update or revise these forward-looking statements for any reason, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future. We nonetheless reserve the right to make such updates from time to time without the need for specific reference to this report. No such update shall be deemed to indicate that other statements not addressed by such updates remain correct or create an obligation to provide any other updates.

Executive Overview

The following should be read in conjunction with our condensed consolidated financial statements, including the notes thereto, which are included elsewhere in this document.

Eclipsys is a healthcare information technology company and a leading provider of advanced integrated information software clinical content and professional services that help healthcare organizations improve clinical, financial and operational processes. We develop and license proprietary software and content that is designed for use in connection with many of the key clinical, administrative and financial functions that healthcare organizations require. Among other things, software enables physicians, nurses and other clinicians to order tests, treatments and medications, and to record, access and share information about patients. The software also facilitates hospitals’ patient admissions, scheduling, records maintenance, invoicing, inventory control, cost accounting, and assessment of profitability of specific medical procedures and personnel. Our content, which is integrated with our software, provides practice guidelines for use by physicians, nurses and other clinicians.

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

THREE MONTHS ENDED MARCH 31, 2007 COMPARED TO THREE MONTHS ENDED MARCH 31, 2006
(in thousands, except per share amounts)

	2007	% of Total Revenues	2006	% of Total Revenues	Change ($)	Change (%)
			As restated
Revenues
Systems and services	$109,183	96.6%	$96,330	95.5%	$12,853	13.3%
Hardware	3,847	3.4%	4,561	4.5%	(714)	-15.7%
Total revenues	113,030	100.0%	100,891	100.0%	12,139	12.0%

Costs and expenses
Cost of systems and services	64,707	57.2%	56,473	56.0%	8,234	14.6%
Cost of hardware	3,027	2.7%	3,651	3.6%	(624)	-17.1%
Sales and marketing	18,138	16.0%	16,210	16.1%	1,928	11.9%
Research and development	14,408	12.7%	16,962	16.8%	(2,554)	-15.1%
General and administrative	7,569	6.7%	5,656	5.6%	1,913	33.8%
Depreciation and amortization	4,275	3.8%	3,802	3.8%	473	12.4%
Restructuring charge	-	0.0%	7,198	7.1%	(7,198)	-100.0%
Total costs and expenses	112,124	99.2%	109,952	109.0%	2,172	2.0%
Income (loss) from operations	906	0.8%	(9,061)	-9.0%	9,967	110.0%
Interest income, net	1,514	1.3%	1,149	1.1%	365	31.8%
Income (loss) before taxes	2,420	2.1%	(7,912)	-7.8%	10,332	130.3%
Provision for income taxes	19	0.0%	-	0.0%	19	0.0%

Net income (loss)	$2,401	2.1%	$(7,912)	-7.8%	$10,313	130.0%
Basic net income (loss) per common share	$0.05		$(0.16)		$0.21
Diluted net income (loss) per common share	$0.04		$(0.16)		$0.20

RESULTS OF OPERATIONS

Revenues
Total revenues increased $12.1 million, or 12.0%, to $113.0 million for the quarter ended March 31, 2007, compared with $100.9 million for the first quarter of 2006.

Systems and services revenues increased $12.9 million, or 13.3%, to $109.2 million for the quarter ended March 31, 2007, compared with $96.3 million for the first quarter of 2006. This increase is attributable to revenue recognized on a ratable basis from 2006 contracts, due to a higher level of booking activity during the year.  Specifically, the increase in revenues recognized ratably from software, maintenance, outsourcing and remote hosting were $6.1 million or 9.1% higher, when compared to the prior year. The increase in professional services revenues also contributed to the increase in system and services revenues.   Professional services revenues, which include implementation and consulting related services, as well as software license fees recognized on the percentage of completion method, were $29.7 million, an increase of $6.0 million or 25.4% over the prior year.  Revenues related to software and networking services were $6.4 million, an increase of $0.9 million or 15.9% over the prior year.  We expect software and networking services revenues to continue to fluctuate on a quarterly basis.

The increase in revenues from software, maintenance, outsourcing and remote hosting during the first quarter of 2007 was due to higher sales bookings of our advanced clinical systems as well as higher revenues from our outsourcing and remote hosting related services, primarily related to contracts signed during 2006.  The increase in professional services was related to an increase in customer implementation activity and an improvement in utilization.  Professional service implementations and activations are expected to remain at higher levels in 2007 when compared to 2006.

Hardware revenues decreased $0.7 million, or 15.7%, to $3.8 million for the quarter ended March 31, 2007, compared with $4.6 million for the first quarter of 2006. We expect hardware revenue to continue to fluctuate on a quarterly basis.

Expenses
Included in costs and expenses for the quarters are the following non-cash stock-based compensation charges (in thousands):

	Three Months Ended March 31,
	2007	2006
		As restated
Cost of systems & services	$1,076	$925
Sales and marketing	970	798
Research and development	529	357
General and administrative	185	721
Restructuring charge	-	894
Total stock-based compensation expense	$2,760	$3,695

Cost of systems and services increased $8.2 million, or 14.6%, to $64.7 million, for the quarter ended March 31, 2007, compared to $56.5 million for the first quarter of 2006. The increase in costs of systems and services was primarily driven by additional sales of our products as described above, with associated increases in payroll as well as travel during the period. Gross margins on systems and services revenue were 40.7% for the quarter ended March 31, 2007 compared to 41.4% for the first quarter of 2006.

Cost of hardware decreased $0.6 million, or 17.1%, to $3.0 million for the quarter ended March 31, 2007, compared to $3.7 million for the first quarter of 2006. The decrease in the cost of hardware was attributable to the decrease in hardware revenues discussed above. Gross margins on hardware revenue increased to 21.3% in the first quarter of 2007 compared to 20.0% in first quarter 2006. The increase was due to a more favorable product mix during the period.

Sales and marketing expenses increased $1.9 million, or 11.9%, to $18.1 million for the quarter ended March 31, 2007, compared to $16.3 million for the first quarter of 2006. The increase in sales and marketing expenses was primarily related to higher expenses for trade shows and other marketing events, targeted to increase market awareness of our software and services.

Research and development expenses decreased $2.6 million, or 15.1%, to $14.4 million, for the quarter ended March 31, 2007, compared to $17.0 million for the first quarter of 2006. The decrease in research and development expense was primarily related to a greater amount of research and development efforts placed on capitalizable project costs as the Company is working on its next release of Sunrise XA. Capitalized software development costs increased by $2.8 million to $4.4 million for the quarter ended March 31, 2007 from $1.6 million for the quarter ended March 31, 2006. The software development costs capitalized during the first quarter of 2006 were lower due to bug patches and maintenance related to the release of Sunrise XA 4.5 in early 2006, and these costs could not be capitalized.

Gross research and development costs were $18.8 million in the quarter, compared to $18.5 million in the first quarter of 2006.

General and administrative expenses increased by $1.9 million, or 33.8%, to $7.6 million, for the quarter ended March 31, 2007, compared to $5.7 million for the first quarter of 2006. The increase in expenses was primarily related to $2.0 million in audit, legal and other professional fees, of which $1.0 million was incurred in connection with the voluntary stock option review conducted during the first quarter of 2007. Additionally, the results for the first quarter of 2006 included capitalization of internal labor costs of $0.3 million in connection with implementation of our enterprise software system (“ERP”), thus reducing the expense incurred in the period.

Depreciation and amortization increased by $0.5 million, or 12.4%, to $4.3 million for the quarter ended March 31, 2007, compared to $3.8 million, in the first quarter of 2006. The increase in depreciation and amortization is attributable to our ERP implementation, amortization of leasehold improvements for our office in India and amortization of intangible assets related to the acquisition of the assets of Sysware Health Care Systems, Inc.

In the quarter ended March 31, 2006, we recorded a restructuring charge of $7.2 million as a result of our restructuring initiative, undertaken to better align our organization, reduce costs and to re-invest some of the cost savings into client-related activities including client support and professional services. This restructuring involved reduction in headcount and reorganization of our senior management team. Please refer to Note 10 of the Condensed Consolidated Financial Statements for further information regarding the restructuring action.

We did not incur any restructuring charges during the first quarter of 2007. At March 31, 2007, the remaining unpaid liability in connection with our 2006 restructuring activities was $4.2 million, which we expect to pay out through 2009. We do not expect to incur any significant additional restructuring charges in the future in connection with this restructuring action.

Interest income increased $0.4 million, or 31.8%, to $1.5 million for the quarter ended March 31, 2007, compared to $1.1 million for the first quarter of 2006. The increase was due to higher interest income earned in the quarter on higher cash balances. However, yields on marketable securities were lower in the first quarter of 2007 compared to the first quarter of 2006.

As a result of these factors, our net income was $2.4 million for the quarter ended March 31, 2007, compared to a net loss of $8.0 million for the first quarter in 2006.

LIQUIDITY AND CAPITAL RESOURCES

During the quarter ended March 31, 2007, operating activities provided $10.3 million of cash. Operating activities were favorably impacted by net income generated from operations of $15.3 million (adjusted for non cash charges of $12.9 million), offset by uses of cash of $4.9 million from the fluctuations in operating assets and liabilities due to timing of payments and cash receipts. Additionally, included in the operating activities are payments of $1.4 million in connection with our 2006 restructuring activities. Investing activities used $14.8 million of cash, consisting of net purchases of marketable securities of $7.7 million to invest excess cash not needed in daily operations, routine business purchases of property and equipment of $2.8 million, and capitalized software development costs of $4.4 million for new product development. Financing activities provided cash inflow of $4.1 million from exercises of stock options. The timing and amount of cash provided by future stock option exercises is uncertain.

As of March 31, 2007, our principal source of liquidity was our cash and cash equivalents and marketable-securities balances of $138.1 million. Our future liquidity requirements will depend on a number of factors including, among other things, the timing and level of our new sales volumes, the cost of our development efforts, the success and market acceptance of our future product releases, and other related items. We believe that our current cash and cash equivalents and marketable securities balances, combined with our anticipated cash collections from customers will be adequate to meet our currently anticipated liquidity requirements for the next twelve months. These requirements are expected to be funded with cash generated from operations, as well as our current cash and cash equivalent balances.

OFF-BALANCE SHEET ARRANGEMENTS

At March 31, 2007, we did not have any material off-balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES

We believe there are several accounting policies that are critical to understanding our historical and future performance as these policies affect the reported amount of revenues and expenses and other significant areas involving management's judgments and estimates. On an ongoing basis, management evaluates and adjusts its estimates and judgments, if necessary. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingencies. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be materially different from those estimates. There were no changes to our critical accounting policies as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006 filed with the SEC on May 23, 2007.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

We estimate that a one-percentage point decrease in interest rates for our marketable securities portfolio as of March 31, 2007 would have resulted in a decrease in interest income of $1.0 million for a twelve month period.   This sensitivity analysis contains certain simplifying assumptions (for example, it does not consider the impact of changes in the portfolio as a result of our business needs or as a response to changes in the market). Therefore, although it gives an indication of our exposure to changes in interest rates, it is not intended to predict future results and our actual results will likely vary.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of March 31, 2007.  Our disclosure controls and procedures are designed to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Based upon the evaluation described above, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2007, our disclosure controls and procedures were not effective because of the material weakness described below.

Material Weakness in Internal Control over Financial Reporting

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

Plan for Remediation of the Material Weakness

To remediate the material weakness described above, and to enhance our internal control over financial reporting, management has supplemented its existing non-cash stock-based compensation expense controls with the following additional controls:

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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.
ITEM 1. LEGAL PROCEEDINGS

The information set forth under Note 11 to the unaudited condensed consolidated financial statements of this quarterly report on Form 10-Q is incorporated herein by reference.

ITEM 1A. RISK FACTORS

There were no changes to the risk factors as set forth in our Annual Report on Form 10-K for the year ended December 31, 2006 filed with the SEC on May 23, 2007 contemporaneously with this Quarterly Report.

ITEM 6. EXHIBITS

See Index to exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 23, 2007
/s/ Robert J. Colletti
Robert J. Colletti
Senior Vice President, Chief Financial Officer and
Chief Accounting Officer

ECLIPSYS CORPORATION
EXHIBIT INDEX

Exhibit Number	Description
3.1 (1)	Third Amended and Restated Certificate of Incorporation of the Registrant
3.2 (2)	Third Amended and Restated Bylaws of the Registrant
3.3 (3)	Certificate of Designation of Series A Junior Participating Preferred
4.1 (2)	Specimen certificate for shares of Common Stock
4.2 (3)	Rights Agreement, dated July 26, 2000, by and between the Registrant and Fleet National Bank, as Rights Agent
31.1	Rule 13a-14(a) Certification of R. Andrew Eckert
31.2	Rule 13a-14(a) Certification of Robert J. Colletti
32.1	Rule 13a-14(b) Certification of R. Andrew Eckert (pursuant to 18 U.S.C. Section 1350)
32.2	Rule 13a-14(b) Certification of Robert J. Colletti (pursuant to 18 U.S.C. Section 1350)

(1)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 000-24539)
(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-50781)
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated August 8, 2000 (File No. 000-24539)