Form 10-Q
period 2007-06-30
ECLIPSYS CORP
filed 2007-08-08
CIK 1034088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

________________

FORM 10-Q
________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ] No [×]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class	Shares outstanding as of August 6, 2007
Common Stock, $.01 par value	53,435,994

ECLIPSYS CORPORATION AND SUBSIDIARIES
FORM 10-Q
For the period ended June 30, 2007
Table of Contents

Part I.	Financial Information

Item 1.	Financial Statements - Unaudited

	Condensed Consolidated Balance Sheets (unaudited) - As of June 30, 2007
	and December 31, 2006	3

	Condensed Consolidated Statements of Operations (unaudited) - For the Three
	and Six Months Ended June 30, 2007 and June 30, 2006	4

	Condensed Consolidated Statements of Cash Flows (unaudited) - For the Six
	Months Ended June 30, 2007 and June 30, 2006 (restated)	5

	Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results
	of Operations	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

Item 4.	Controls and Procedures	19

Part II.	Other Information	20

Item 1.	Legal Proceedings	20

Item 1A.	Risk Factors	20

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29

Item 4.	Submission of Matters to a Vote of Security Holders	30

Item 6.	Exhibits	30

Signatures

Certifications

ECLIPSYS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands)

	June 30,	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$29,904	$41,264
Marketable securities	104,645	89,549
Accounts receivable, net of allowance for doubtful accounts of $3,739 and $3,907, respectively	95,882	93,821
Inventory	129	1,076
Prepaid expenses	32,486	22,947
Other current assets	1,387	1,026
Total current assets	264,433	249,683

Property and equipment, net	46,248	45,806
Capitalized software development costs, net	33,114	32,302
Acquired technology, net	896	1,224
Intangible assets, net	2,751	3,307
Deferred tax asset	3,751	3,661
Goodwill	14,250	12,281
Other assets	15,605	15,014
Total assets	$381,048	$363,278

Liabilities and Stockholders’ Equity
Current liabilities:
Deferred revenue	$97,697	$103,298
Accounts payable	23,776	19,879
Accrued compensation costs	14,942	12,997
Deferred tax liability	3,827	3,699
Other current liabilities	16,579	20,213
Total current liabilities	156,821	160,086

Deferred revenue	9,458	11,289
Other long-term liabilities	1,418	1,247
Total liabilities	167,697	172,622

Stockholders’ equity:
Total stockholders’ equity	213,351	190,656
Total liabilities and stockholders’ equity	$381,048	$363,278

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ECLIPSYS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues:
Systems and services	$114,266	$97,821	$223,449	$194,151
Hardware	4,753	4,576	8,600	9,137
Total revenues	119,019	102,397	232,049	203,288

Costs and expenses:
Cost of systems and services	67,414	58,120	131,701	114,594
Cost of hardware	3,737	3,851	6,764	7,502
Sales and marketing	18,034	14,531	36,172	30,741
Research and development	13,799	14,020	28,207	30,982
General and administrative	7,614	6,184	15,603	11,840
Depreciation and amortization	4,296	3,894	8,571	7,696
Restructuring charge	-	1,349	-	8,547
Total costs and expenses	114,894	101,949	227,018	211,902

Income (loss) from operations before interest and taxes	4,125	448	5,031	(8,614)
Interest income, net	1,588	1,313	3,102	2,462
Income (loss) before taxes	5,713	1,761	8,133	(6,152)
Provision for income taxes	19	-	38	-
Net income (loss)	$5,694	$1,761	$8,095	$(6,152)

Net income (loss) per common share:
Basic net income (loss) per common share	$0.11	$0.03	$0.15	$(0.12)
Diluted net income (loss) per common share	$0.11	$0.03	$0.15	$(0.12)

Weighted average common shares outstanding
Basic	52,596	51,598	52,471	51,109
Diluted	53,737	52,993	53,629	51,109

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ECLIPSYS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2007	2006
		As restated
Operating activities:
Net income (loss)	$8,095	$(6,152)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation and amortization	19,263	18,401
Provision for bad debt	900	818
Stock compensation expense	5,547	6,669
Gain on sale of investments	(10)	-
Deferred provision for income taxes	38	-
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(2,126)	4,418
Increase in prepaid expenses and other current assets	(9,724)	(3,242)
Decrease in inventory	946	676
Decrease in other assets	26	1,449
Decrease in deferred revenue	(7,809)	(13,055)
Increase (decrease) in accrued compensation	2,394	(5,907)
Decrease in accounts payable and other current liabilities	(859)	(4,417)
Increase (decrease) in other long-term liabilities	65	(1,095)
Total adjustments	8,651	4,715
Net cash provided by (used in) operating activities	16,746	(1,437)
Investing activities:
Purchases of property and equipment	(8,425)	(9,167)
Purchase of marketable securities	(33,999)	(60,621)
Proceeds from sales of marketable securities	18,898	5,700
Capitalized software development costs	(9,825)	(4,626)
Restricted cash	(1,969)	-
Cash paid for acquisitions	(686)	(800)
Net cash used in investing activities	(36,006)	(69,514)
Financing activities:
Proceeds from stock options exercised	7,497	22,449
Proceeds from issuance of common stock in employee
stock purchase plan	-	223
Net cash provided by financing activities	7,497	22,672
Effect of exchange rates on cash and cash equivalents	403	174
Net decrease in cash and cash equivalents	(11,360)	(48,105)
Cash and cash equivalents — beginning of period	41,264	76,693
Cash and cash equivalents — end of period	$29,904	$28,588

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ECLIPSYS CORPORATION AND SUBSIDIARIES
Notes to condensed consolidated financial statements
(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Eclipsys Corporation (“Eclipsys” or the “Company”), and the notes thereto have been prepared in accordance with the instructions for Form 10-Q of the Securities and Exchange Commission (“SEC”). The December 31, 2006 condensed consolidated balance sheet data was derived from audited financial statements. These condensed statements do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America but do reflect all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair statement of results for the interim periods presented.

The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of annual results. The Company manages its business as one reportable segment.

The unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and the notes thereto that are included in the Company's Annual Report on Form 10-K for the year ended December 31, 2006 that was filed with the SEC on May 23, 2007.

The Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2006 include a reclassification related to medical benefit costs to conform to 2007 presentation.  Specifically, for both periods, $0.6 million of cost was reclassified to general and administrative expenses resulting in corresponding reductions of $0.3 million in cost of systems and services, $0.2 million in research and development and $0.1 million in sales and marketing.

The Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2006 has been revised to reflect auction rate securities that are held "at market" or held "at rate" on a net basis. Previously, these securities were reported by the Company on a gross basis within "Net cash used in investing activities" section of the statement of cash flows. The impact of this revised presentation was to decrease both the purchases of marketable securities and proceeds from sales of marketable securities during the six months ended June 30, 2006 by an equal amount of $451.7 million. These changes had no impact on net cash used in investing activities.

2. RESTATEMENT OF CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

The Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2006 included in this Form 10-Q has been restated in connection with the Company’s restatement of its prior financial statements. For additional information, please refer to Note 3, “Review of Stock Option Practices and Restatements of Consolidated Financial Statements,” in Notes to the Consolidated Financial Statements and Exhibit 99.1 in our Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC on May 23, 2007.

3. EMPLOYEE BENEFIT PLANS

2005 Stock Incentive Plan

At our Annual Meeting of Stockholders held June 29, 2005, our stockholders approved the Company's 2005 Stock Incentive Plan ("2005 Plan").  Under the 2005 Plan, no further awards will be granted under our prior Stock Incentive Plans which include our 1996, 1998, 1999 and 2000 plans.  Awards may be made under the 2005 Plan for a number of shares (subject to adjustment in the event of stock splits and other similar events) equal to the sum of (1) 2,000,000 shares of the Company’s common stock, (2) any shares reserved for issuance under the Amended and Restated 2000 Stock Incentive Plan that remain available for issuance as of the date the 2005 Plan was approved by our stockholders and (3) any shares subject to outstanding awards under our 1996 Stock Plan, the Amended and Restated 1998 Stock Incentive Plan, the Amended and Restated 1999 Stock Incentive Plan and the Amended and Restated 2000 Stock Incentive Plan that expire or are terminated, surrendered or canceled without having been fully exercised, are repurchased or forfeited in whole or part or result in any shares subject to such award not being issued.

In the second quarter of 2006, we implemented a deferred stock unit plan to provide for equity compensation for our non-employee directors in the form of deferred stock units ("DSUs") granted under the 2005 Plan. As of the date of each annual meeting of the Company's stockholders, each continuing non-employee director receives a number of DSUs determined by dividing $75,000 by the fair market value of a share of the Company's common stock on the grant date. These DSUs vest quarterly over the course of the ensuing year. After cessation of board service, the Company will settle the DSUs by issuing to the former director a number of shares of the Company's common stock equal to the number of accumulated vested DSUs. In addition, a non-employee director may elect to receive DSUs in lieu of all or a portion of his or her cash fees. All DSUs received for cash fees are fully vested upon issuance.

As of June 30, 2007, there were 1,621,997 shares available for future issuance under the 2005 Plan.

ECLIPSYS CORPORATION AND SUBSIDIARIES
Notes to condensed consolidated financial statements
(Unaudited)

Stock Options
A summary of stock option transactions is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2007	5,631,584	$15.40	6.32	$32,480
Options granted	320,000	$20.12
Options exercised	(564,209)	$13.28
Options canceled	(158,902)	$19.51

Outstanding at June 30, 2007	5,228,473	$15.78	6.19	$25,028
Vested and expected to vest at June 30, 2007	5,064,161	$15.68	0.66	$24,741
Exercisable at June 30, 2007	3,014,932	$14.10	4.52	$19,567

As of June 30, 2007, $31.7 million of total unrecognized compensation costs related to stock options is expected to be recognized over a weighted average period of 3.6 years.

The weighted average fair value of outstanding stock options is estimated at the date of grant using a Black-Scholes option pricing model. We issued 320,000 stock options during the six months ended June 30, 2007. The following are significant weighted average assumptions used for estimating the fair value of the activity under our stock option plans:

	Six Months Ended June 30,
	2007	2006
Expected term (in years)	6.50	6.46
Risk free interest rate	4.96%	5.08%
Expected volatility	64.54%	77.54%
Dividend yield	0%	0%

We have elected to use the simplified method for estimating our expected term equal to the midpoint between the vesting period and the contractual term as allowed by Staff Accounting Bulletin (SAB) No. 107, Share-Based Payment.

We currently estimate volatility by using the historical volatility of our common stock.

The risk-free interest rate is the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term input to the Black-Scholes model.

We estimate forfeitures using a historical forfeiture rate. Our estimate of forfeitures will be adjusted over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from our estimate.

Non-vested Stock Awards
Non-vested stock award activity for the six months ended June 30, 2007 is summarized as follows:

	Non-vested Number of Shares	Weighted Average Grant-Date Fair Value
Nonvested balance at January 1, 2007	366,128	$17.29
Awarded	150,000	19.62
Vested	(79,433)	17.23
Forfeited	(3,616)	15.11
Nonvested balance at June 30, 2007	433,079	$18.12

ECLIPSYS CORPORATION AND SUBSIDIARIES
Notes to condensed consolidated financial statements
(Unaudited)

As of June 30, 2007, $7.2 million of total unrecognized compensation costs related to non-vested stock awards is expected to be recognized over a weighted average period of 3.6 years.  All non-vested stock awards vest semiannually, in June and December of each year.  The total fair value of shares vested during the six months ended June 30, 2007 was $1.6 million.

Deferred Stock Units
We granted 2,893 DSUs during the six months ended June 30, 2007 at an average market value of $20.07. As of June 30, 2007, 29,352 DSUs were outstanding at the weighted average grant-date fair value of $19.03. The value of these DSUs is amortized to compensation expense and director fees ratably over the vesting period. During the three and six months ended June 30, 2007, we recorded expense related to DSUs of $0.2 million and $0.3 million, respectively.

4. MARKETABLE SECURITIES

At June 30, 2007 and December 31, 2006, all of our marketable securities were classified as available-for-sale and were carried at fair market value with unrealized gains and losses, reported in accumulated other comprehensive loss. The unrealized gain (loss) associated with the marketable securities was not significant for the periods presented. We do not recognize changes in the fair value of investments in income unless a decline in value is considered other-than-temporary.  Marketable securities consisted of the following (in thousands):

	June 30,	December 31,
Security Type	2007	2006

Auction Rate Securities:
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	$46,399	$45,139
Debt securities issued by states of the United States and political subdivisions of the states	42,441	21,187
	88,840	66,326
Other Securities:
Government Bonds/Agencies	9,229	11,259
Other debt securities	6,576	11,964
Total	$104,645	$89,549

All of the marketable securities held as of June 30, 2007 and December 31, 2006 were classified as short-term as they had remaining maturities of less than one year from the balance sheet date or related to auction rate securities and were available to meet our current operating needs. Auction rate securities typically have an interest rate reset feature every 30 days pursuant to which we can sell or reset the interest rate on the security.

5. ACCOUNTS RECEIVABLE

Accounts receivable, net of an allowance for doubtful accounts, are comprised of the following (in thousands):

	June 30,	December 31,
	2007	2006
Accounts Receivable:
Billed accounts receivable, net	$79,823	$77,570
Unbilled accounts receivable, net	16,059	16,251
Total accounts receivable, net	$95,882	$93,821

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

7. GOODWILL AND OTHER INTANGIBLE ASSETS

Acquired technology and other intangible assets are amortized over their estimated useful lives on a straight-line basis. The carrying values of acquired technology and other intangible assets are reviewed if the facts and circumstances suggest that they may be impaired, and goodwill is reviewed annually in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” Testing is performed on a more frequent basis if impairment triggering events arise. The impairment test is based upon a number of factors, including operating results, business plans and projected future cash flows. No impairment charge has been recorded in the six months ended June 30, 2007 or the year ended December 31, 2006.The change in the carrying amount of goodwill for the six months ended June 30, 2007, is as follows (in thousands):

Balance at January 1, 2007	$12,281
Earnouts related to past acquisitions	1,969
Balance at June 30, 2007	$14,250

The gross and net amounts for acquired technology, ongoing customer relationships and goodwill consist of the following (in thousands):
	June 30, 2007			December 31, 2006
	Gross		Net	Gross		Net
	Carrying	Accumulated	Book	Carrying	Accumulated	Book	Estimated
	Amount	Amortization	Value	Amount	Amortization	Value	Life
Intangibles subject to amortization
Acquired Technology	$1,967	$(1,071)	$896	$1,967	$(743)	$1,224	3-5 years
Ongoing customer relationships	5,644	(2,893)	2,751	5,644	(2,337)	3,307	5-7 years

Total	$7,611	$(3,964)	$3,647	$7,611	$(3,080)	$4,531

Intangibles not subject to amortization:
Goodwill			$14,250			$12,281

Estimated aggregate amortization expense (in thousands):

	For the remainder of
	2007	2008	2009	2010	2011	Thereafter	Total

Total amortization expense	$859	$1,463	$845	$303	$177	$-	$3,647

ECLIPSYS CORPORATION AND SUBSIDIARIES
Notes to condensed consolidated financial statements
(Unaudited)

8. OTHER COMPREHENSIVE INCOME (LOSS)

The components of other comprehensive income (loss) were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net income (loss)	$5,694	$1,761	$8,095	$(6,152)
Net change in foreign currency translation adjustment	1,018	193	1,077	528
Net change in unrealized gain (loss) on investments	8	-	(15)	-
Total comprehensive income (loss)	$6,720	$1,954	$9,157	$(5,624)

9. BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE

For all periods presented, basic and diluted income (loss) per common share is presented in accordance with SFAS 128, “Earnings per Share,” which provides for the accounting principles used in the calculation of income (loss) per share. Basic income (loss) per common share excludes dilution and is calculated by dividing net income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted income (loss) per common share reflects the potential dilution from assumed conversion of all dilutive equity securities using the treasury stock method. When the effect of the outstanding equity securities is anti-dilutive, they are not included in the calculation of diluted income (loss) per common share.

The computation of basic and diluted income (loss) per common share was as follows (in thousands, except per share data):

	Three Months Ended June 30,
	2007			2006

	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic EPS	$5,694	52,596	$0.11	$1,761	51,598	$0.03
Effect of dilutive securities:
Stock options and other dilutive securities	-	1,116		-	1,395
Shares issuable pursuant to earn-out agreement	-	25		-	-
Diluted EPS	$5,694	53,737	$0.11	$1,761	52,993	$0.03

	Six Months Ended June 30,
	2007			2006

	Net Income	Shares	Per Share Amount	Net Loss	Shares	Per Share Amount
Basic EPS	$8,095	52,471	$0.15	$(6,152)	51,109	$(0.12)
Effect of dilutive securities:
Stock options and other dilutive securities	-	1,133		-	-
Shares issuable pursuant to earn-out agreement	-	25		-	-
Diluted EPS	$8,095	53,629	$0.15	$(6,152)	51,109	$(0.12)

ECLIPSYS CORPORATION AND SUBSIDIARIES
Notes to condensed consolidated financial statements
(Unaudited)

10. RESTRUCTURING

In January 2006, we effected a restructuring of our operations which included a reduction in headcount of approximately 100 individuals, and the reorganization of our Company. This was undertaken to better align our organization, reduce costs, and re-invest some of the cost savings into client-related activities including client support and professional services.  We completed the restructuring during the second quarter of 2006. This resulted in restructuring charges of approximately $1.3 million and $8.5 million in the three and six months ended June 30, 2006, respectively, of which $0.3 million and $1.2 million related to non-cash stock-based compensation expense.  In addition, in December 2006, we realigned certain management resources and closed three of our facilities to eliminate excess office space.

We did not incur any restructuring charges during the three and six months ended June 30, 2007. As of June 30, 2007, the remaining unpaid restructuring liability of $2.5 million relates to severance and future lease payments which we expect to pay out through 2009.

A summary of the restructuring charges, along with the activity for the six months ended June 30, 2007 are as follows (in thousands):

	Restructuring				Restructuring
	Liability at	2007 Activity			Liability at
	January 1,	Restructuring	Reductions		June 30,
	2007	Charge	Cash	Non-Cash	2007
Severance	$3,174	$-	$2,418	$-	$756
Facility closures	2,486	-	788	-	1,698
	$5,660	$-	$3,206	$-	$2,454

11. CONTINGENCIES

On July 10 and July 30, 2007, purported stockholder derivative complaints were filed in the United States District Court for the Southern District of Florida against certain current and former directors and officers of the Company and the Company as a nominal defendant.  The derivative complaints, which followed the Company’s announcement in May 2007 of the results of the Company’s voluntary review of its historical stock option practices, are similar to derivative complaints regarding stock option dating filed against more than 150 other companies during the last two years.  The complaints allege that during the period from at least 1999 until 2006 certain of the Company's option grants were backdated and that as a result of this alleged backdating the Company's financial statements were misstated and stock sales by the named defendants constituted improper insider selling.  The complaints seek to assert claims under the Securities Exchange Act of 1934 and under state law, and request as relief that the individual defendants be ordered to pay damages and disgorgement in unspecified amounts to the Company, that unspecified equitable relief be ordered, that the Company be required to make certain corporate governance changes, that plaintiffs be awarded attorneys’ fees, and that other relief as defined by the court be ordered.  The Company understands that the complaint has not yet been served, and to date no response has been filed to the complaint.  The Company is currently unable to predict the outcome of the litigation or to reasonably estimate the range of potential loss, if any.

In addition to the foregoing, the Company and its subsidiaries are from time to time parties to legal proceedings, lawsuits and other claims incident to their business activities.  Such matters may include, among other things, assertions of contract breach or intellectual property infringement, claims for indemnity arising in the course of our business and claims by persons whose employment with us has been terminated.  Such matters are subject to many uncertainties and outcomes are not predictable with assurance.  Consequently, management is unable to ascertain the ultimate aggregate amount of monetary liability, amounts which may be covered by insurance or recoverable from third parties, or the financial impact with respect to these matters as of June 30, 2007.  However, based on our knowledge, management believes that the final resolution of such matters pending at the time of this report, individually and in the aggregate, will not have a material adverse effect upon our consolidated financial position, results of operations or cash flows.

ECLIPSYS CORPORATION AND SUBSIDIARIES
Notes to condensed consolidated financial statements
(Unaudited)

12. RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 allows us an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Eclipsys has not yet determined the impact of adopting SFAS 159 on its financial statements.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 enhances existing guidance for measuring assets and liabilities using fair value. Prior to the issuance of SFAS 157, guidance for applying fair value was incorporated in several accounting pronouncements. SFAS 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under SFAS 157, fair value measurements are disclosed by level within that hierarchy. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, the same effective date as SFAS 159. Eclipsys has not yet determined the impact of adopting SFAS 157 on its financial statements.

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

The Company records income tax penalties, if any, in general and administrative expense.  Interest on penalties, if any, is recorded as interest expense, which is included in interest income, net, on the income statement. The Company has not recorded any interest or penalties related to FIN 48, in the current quarter or on a cumulative basis.

We file income tax returns in the U.S. federal jurisdiction, numerous states, Canada and India. All federal, state and international jurisdictions are open to examination due to net operating loss carryforwards. The Company has not been audited by the Internal Revenue Service. We do not believe there will be any material change in our unrecognized tax benefits over the next twelve months.

In June 2006, EITF 06-3, “How Sales Taxes Collected from Clients and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross Versus Net Presentation)” (“EITF 06-3”) was issued. EITF 06-3 requires disclosure of the presentation of taxes on either a gross (included in revenues and costs) or a net (excluded from revenue) basis as an accounting policy decision. The Company adopted the provisions of this standard effective January 1, 2007 and records taxes on a net basis. The adoption of EITF 06-3 did not have a material impact on our consolidated financial statements.

13.  LETTER OF CREDIT

In April 2007, we entered into a letter of credit agreement in the amount of $1.9 million to secure our obligation under a lease agreement for our new Atlanta location. The letter of credit is collateralized by the Company’s cash of $2.0 million. The letter of credit expires in October 2008, but is automatically extended for one year periods, not beyond December 2017.  The cash collateral is restricted by the terms of the credit agreement and is included in “Other assets” on our Balance Sheet as of June 30, 2007.

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

Eclipsys is a healthcare information technology company and a leading provider of advanced integrated information software clinical content and professional services that help healthcare organizations improve clinical, financial and operational processes. We develop and license proprietary software and content that is designed for use in connection with many of the key clinical, administrative and financial functions that healthcare organizations require. Among other things, our software enables physicians, nurses and other clinicians to order tests, treatments and medications, and to record, access and share information about patients. The software also facilitates hospitals’ patient admissions, scheduling, records maintenance, invoicing, inventory control, cost accounting, and assessment of profitability of specific medical procedures and personnel. Our content, which is integrated with our software, provides practice guidelines for use by physicians, nurses and other clinicians.

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

THREE MONTHS ENDED JUNE 30, 2007 COMPARED TO THREE MONTHS ENDED JUNE 30, 2006
(in thousands, except per share amounts)

	2007	% of Total Revenues	2006	% of Total Revenues	Change ($)	Change (%)
Revenues
Systems and services	$114,266	96.0%	$97,821	95.5%	$16,445	16.8%
Hardware	4,753	4.0%	4,576	4.5%	177	3.9%
Total revenues	119,019	100.0%	102,397	100.0%	16,622	16.2%

Costs and expenses
Cost of systems and services	67,414	56.6%	58,120	56.8%	9,294	16.0%
Cost of hardware	3,737	3.1%	3,851	3.8%	(114)	-3.0%
Sales and marketing	18,034	15.2%	14,531	14.2%	3,503	24.1%
Research and development	13,799	11.6%	14,020	13.7%	(221)	-1.6%
General and administrative	7,614	6.4%	6,184	6.0%	1,430	23.1%
Depreciation and amortization	4,296	3.6%	3,894	3.8%	402	10.3%
Restructuring charge	-	0.0%	1,349	1.3%	(1,349)	-100.0%
Total costs and expenses	114,894	96.5%	101,949	99.6%	12,945	12.7%
Income from operations	4,125	3.5%	448	0.4%	3,677	820.8%
Interest income, net	1,588	1.3%	1,313	1.3%	275	20.9%
Income before taxes	5,713	4.8%	1,761	1.7%	3,952	224.4%
Provision for income taxes	19	0.0%	-	0.0%	19	0.0%

Net income	$5,694	4.8%	$1,761	1.7%	$3,933	223.3%
Basic net income per common share	$0.11		$0.03		$0.08
Diluted net income per common share	$0.11		$0.03		$0.08

RESULTS OF OPERATIONS

Revenues
Total revenues increased $16.6 million, or 16.2%, to $119.0 million for the quarter ended June 30, 2007, compared with $102.4 million for the second quarter of 2006.

Systems and services
Systems and services revenues increased $16.5 million, or 16.8%, to $114.3 million for the quarter ended June 30, 2007, compared with $97.8 million for the same period of 2006. This increase is primarily attributable to revenue recognized on a ratable basis from contracts signed since the second quarter of 2006.

Revenues recognized ratably from software, maintenance, outsourcing and remote hosting  were $74.4 million, an increase of $6.3 million or 9.3%, when compared to the same period in 2006. The increase was due to higher sales bookings of our software as well as higher revenues from our outsourcing and remote hosting related services.

The increase in professional services revenues, which include implementation and consulting related services, also contributed to the increase in systems and services revenues.  Professional services revenues were $29.1 million, which represented an increase of $5.6 million or 23.8% over the prior year. The increase is related to additional customer implementation activity and an improvement in utilization.  Professional service implementations and activations are expected to continue at higher levels in 2007 when compared to 2006.

Additionally, periodic revenues related to software licenses were $5.4 million, revenues related to third party software licenses were $2.4 million and revenues related to networking services were $3.0 million for the quarter ended June 30, 2007. This compared to revenues of $1.4 million for software licenses, $1.3 million for third party software licenses and $3.5 million for network services for the quarter ended June 30, 2006. In any quarter the Company recognizes software revenue that can be considered non-recurring in nature and results from new traditional client contracts signed during the period, achievement during the period of contract milestones from traditional client contracts signed in previous periods, and certain other activities during the period associated with clients.  There is generally relatively little in-period cost associated with these revenues so they can contribute significantly to margin in the period.  We expect these periodic revenues to continue to fluctuate on a quarterly basis as a result of significant variations in the type and magnitude of sales and other contract activity in any period, and these variations make it difficult to predict the nature and amount of these periodic revenues.

Hardware
Hardware revenues increased slightly during the quarter to $4.8 million, compared with $4.6 million in the second quarter of 2006.

Expenses
Included in costs and expenses for the quarters are the following non-cash stock-based compensation charges (in thousands):

	Three Months Ended June 30,
	2007	2006
Cost of systems & services	$1,099	$744
Sales and marketing	710	890
Research and development	573	494
General and administrative	405	579
Restructuring charge	-	267
Total stock-based compensation expense	$2,787	$2,974

Cost of systems and services increased by $9.3 million, or 16.0%, to $67.4 million in the quarter ended June 30, 2007, compared to $58.1 million in the second quarter of 2006. The increase in costs of systems and services was primarily driven by additional sales of our products as described above, with associated increases in compensation costs and travel to support the increased level of sales activity.

Cost of hardware was $3.7 million during the second quarter of 2007 and was relatively consistent with the second quarter of 2006. Due to a more favorable hardware costs, gross margins on hardware revenue increased to 21.4% in the second quarter of 2007 compared with 15.8% in second quarter 2006.

Sales and marketing expenses increased by $3.5 million, or 24.1%, to $18.0 million for the quarter ended June 30, 2007, compared to $14.5 million for the second quarter of 2006. The increase in sales and marketing expenses was primarily related to increased commissions on higher sales bookings during the quarter and additional expenses for trade shows and other marketing events, targeted to increase market awareness of our software and services.

Research and development expenses during the current quarter were $13.8 million, compared to $14.0 million in the second quarter of 2006. Gross research and development costs, including capitalized software, were $19.2 million in the second quarter of 2007, compared to $17.1 million in the same quarter of 2006. The increase in gross research and development costs was due to additional compensation-related expenses on a higher employee base as we expand our development activities.  Capitalized software development costs increased by $2.3 million to $5.4 million in the quarter ended June 30, 2007 from $3.1 million in the quarter ended June 30, 2006. Software development costs capitalized during the second quarter of 2007 reflect increased activity related to the upcoming release of Sunrise XA 5.0, while a large portion of development costs in the second quarter of 2006 were non-capitalizable, as they related to  maintenance following the release of Sunrise XA 4.5 in early 2006.

General and administrative expenses increased by $1.4 million, or 23.1%, to $7.6 million, in the quarter ended June 30, 2007, compared to $6.2 million in the second quarter of 2006. The increase in expenses was primarily related to $1.2 million in additional expenses, mostly related to legal and audit fees, in connection with our voluntary stock option review completed in May of 2007.

Depreciation and amortization increased by $0.4 million, or 10.3%, to $4.3 million for the quarter ended June 30, 2007, compared to $3.9 million, in the second quarter of 2006. The increase in depreciation and amortization is attributable to the increased asset base,  including our enterprise resource planning (“ERP”) system implemented in the second quarter of 2006, intangible assets acquired in July of 2006 related to the acquisition of Sysware Health Care Systems, Inc, as well as on-going purchases of fixed assets needed to support our operations.

During the second quarter of 2006, we recorded additional restructuring charges of $1.3 million. This was undertaken to better align our organization, reduce costs and to re-invest some of the cost savings into client-related activities including client support and professional services. We did not incur any restructuring charges during the second quarter of 2007. At June 30, 2007, the remaining unpaid liability in connection with our 2006 restructuring activities was $2.5 million, which we expect to pay out through 2009.

Interest income increased $0.3 million, or 20.9%, to $1.6 million for the quarter ended June 30, 2007, compared to $1.3 million for the second quarter of 2006. The increase was due to higher interest income earned in the quarter on higher balances of marketable securities investments.

As a result of these factors, our net income was $5.7 million for the quarter ended June 30, 2007, compared to $1.8 million for the second quarter in 2006.

SIX MONTHS ENDED JUNE 30, 2007 COMPARED TO SIX MONTHS ENDED JUNE 30, 2006
(in thousands, except per share amounts)
	2007	% of Total Revenues	2006	% of Total Revenues	Change ($)	Change (%)
Revenues
Systems and services	$223,449	96.3%	$194,151	95.5%	$29,298	15.1%
Hardware	8,600	3.7%	9,137	4.5%	(537)	-5.9%
Total revenues	232,049	100.0%	203,288	100.0%	28,761	14.1%

Costs and expenses
Cost of systems and services	131,701	56.8%	114,594	56.4%	17,107	14.9%
Cost of hardware	6,764	2.9%	7,502	3.7%	(738)	-9.8%
Sales and marketing	36,172	15.6%	30,741	15.1%	5,431	17.7%
Research and development	28,207	12.2%	30,982	15.2%	(2,775)	-9.0%
General and administrative	15,603	6.7%	11,840	5.8%	3,763	31.8%
Depreciation and amortization	8,571	3.7%	7,696	3.8%	875	11.4%
Restructuring charge	-	0.0%	8,547	4.2%	(8,547)	-100.0%
Total costs and expenses	227,018	97.8%	211,902	104.2%	15,116	7.1%
Income from operations	5,031	2.2%	(8,614)	-4.2%	13,645	158.4%
Interest income, net	3,102	1.3%	2,462	1.2%	640	26.0%
Income before taxes	8,133	3.5%	(6,152)	-3.0%	14,285	232.2%
Provision for income taxes	38	0.0%	-	0.0%	38	0.0%

Net income (loss)	$8,095	3.5%	$(6,152)	-3.0%	$14,247	231.6%
Basic net income (loss) per common share	$0.15		$(0.12)		$0.27
Diluted net income (loss) per common share	$0.15		$(0.12)		$0.27

 RESULTS OF OPERATIONS

Revenues
Total revenues increased by $28.7 million, or 14.1%, to $232.0 million in the six months ended June 30, 2007, compared with $203.3 million in the first six months of 2006.

Systems and services
Systems and services revenues increased by $29.3 million, or 15.1%, to $223.4 million in the six months ended June 30, 2007, compared with $194.2 million in the first six months of 2006. This increase is primarily attributable to revenue recognized on a ratable basis from contracts signed since the second quarter of 2006.

Specifically, revenues recognized ratably from software, maintenance, outsourcing and remote hosting were $147.6 million, an increase of $12.2 million or 9.1%, when compared to the prior year. The increase was due to higher sales bookings of our software as well as higher revenues from our outsourcing and remote hosting related services, primarily related to contracts signed during 2006.

The increase in professional services revenues also contributed to the increase in systems and services revenues.  Professional services revenues, which include implementation and consulting related services, were $58.8 million, an increase of $11.6 million or 24.6% over the prior year.  The increase was related to additional customer implementation activity and an improvement in utilization.  Professional service implementations and activations are expected to continue at higher levels in 2007 when compared to 2006.

Additionally, periodic revenues related to software licenses were $8.1 million, revenues related to third party software licenses were $3.6 million and revenues related to networking services were $5.5 million for the six months ended June 30, 2007. This compared to revenues of $5.5 million for software licenses, $3.6 million for third party software licenses and $2.9 million for network services for the six months ended June 30, 2006. In any quarter the Company recognizes software revenue that can be considered non-recurring in nature and results from new traditional client contracts signed during the period, achievement during the period of contract milestones from traditional client contracts signed in previous periods, and certain other activities during the period associated with clients.  There is generally relatively little in-period cost associated with these revenues so they can contribute significantly to margin in the period.  We expect these periodic revenues to continue to fluctuate on a quarterly basis as a result of significant variations in the type and magnitude of sales and other contract activity in any period, and these variations make it difficult to predict the nature and amount of these periodic revenues.

Hardware
Hardware revenues decreased by $0.5 million, or 5.9%, to $8.6 million for the six months ended June 30, 2007, compared with $9.1 million for the first six months of 2006, mainly due to a lower level of sales activity in the first quarter of 2007.

Expenses
Included in costs and expenses for the six months are the following non-cash stock-based compensation charges (in thousands):
	Six Months Ended June 30,
	2007	2006
Cost of systems & services	$2,175	$1,669
Sales and marketing	1,680	1,688
Research and development	1,102	851
General and administrative	590	1,299
Restructuring charge	-	1,162
Total stock-based compensation expense	$5,547	$6,669

Cost of systems and services increased by $17.1 million, or 14.9%, to $131.7 million, for the six months ended June 30, 2007, compared to $114.6 million for the first six months of 2006. The increase in costs of systems and services was primarily driven by additional sales of our products as described above, with associated increases in compensation expense and travel to support increased activity during the period. Gross margins on systems and services revenue increased slightly to 41.1% in the first six months of 2007 compared to 41.0% for the first six months of 2006.

Cost of hardware decreased by $0.7 million, or 9.8%, to $6.8 million for the six months ended June 30, 2007, compared to $7.5 million in the same period of 2006. The decrease in the cost of hardware was attributable to the decrease in hardware revenues discussed above. Gross margins on hardware revenue increased to 21.3% in the first six months of 2007 compared to 17.9% in first six months 2006, due to more favorable hardware costs during the period.

Sales and marketing expenses increased by $5.5 million, or 17.7%, to $36.2 million during the six months ended June 30, 2007, compared to $30.7 million during the first six months of 2006. The increase in sales and marketing expenses was primarily related to increased commissions on higher sales bookings during the second quarter and additional expenses for trade shows and other marketing events, targeted to increase market awareness of our software and services.

Research and development expenses, net of capitalized software, decreased by $2.8 million, or 9.0%, to $28.2 million, in the six months ended June 30, 2007, compared to $31.0 million in the first six months of 2006.  The decrease in research and development expense was related to higher research and development activity in connection with capitalizable project costs, in particular,  the upcoming release of version 5.0 of Sunrise XA. A large portion of development costs in the second quarter of 2006 were non-capitalizable as they related to maintenance following the release of Sunrise XA 4.5 in early 2006. Capitalized software development costs increased by $5.2 million to $9.8 million for the six months ended June 30, 2007 from $4.6 million for the six months ended June 30, 2006. The increase in capitalizable software development costs was somewhat offset by additional compensation-related expenses on higher employee base as we expand our development activities.  Gross research and development costs were $38.0 million in the six months, compared to $35.6 million in the first six months of 2006.

General and administrative expenses increased by $3.8 million, or 31.8%, to $15.6 million, in the six months ended June 30, 2007, compared to $11.8 million in the first six months of 2006. The increase in expenses was primarily related to $2.2 million in additional expenses, mostly related to legal and audit fees, in connection with the voluntary stock option review completed in May of 2007.  The 2007 results also include increased compensation-related expenses for additional headcount added to support current and future growth.  Additionally, the results for the first six months of 2006 included capitalization of internal labor costs of $0.4 million in connection with implementation of our ERP system, thus reducing the expense incurred in the period.

Depreciation and amortization increased by $0.9 million, or 11.4%, to $8.6 million for the six months ended June 30, 2007, compared to $7.7 million in the same period of 2006. The increase in depreciation and amortization is attributable to the increased asset base,  including our ERP system implemented in the second quarter of 2006, intangible assets acquired in July of 2006 related to the acquisition of Sysware Health Care Systems, Inc, as well as on-going purchases of fixed assets needed to support our operations.

In the six months ended June 30, 2006, we recorded a charge of $8.5 million in connection with the restructuring. The restructuring was implemented to re-invest some of the cost savings into client-related activities, including client support and professional services. We did not incur any restructuring charges during the first six months of 2007. At June 30, 2007, the remaining unpaid liability in connection with our 2006 restructuring activities was $2.5 million, which we expect to pay out through 2009.

Interest income increased $0.6 million, or 26.0%, to $3.1 million for the six months ended June 30, 2007, compared to $2.5 million for the first six months of 2006. The increase was due to higher interest income earned in the first six months of 2007 on higher balances of marketable securities investments.

As a result of these factors, our net income was $8.1 million for the six months ended June 30, 2007, compared to a net loss of $6.2 million for the first six months in 2006.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended June 30, 2007, operating activities provided $16.7 million of cash. Operating activities were favorably impacted by income generated from operations of $33.8 million (adjusted for non cash charges of $25.7 million), offset by uses of cash of $17.1 million from the fluctuations in operating assets and liabilities due to timing of payments and cash receipts. Additionally, included in the operating activities are payments of $3.2 million in connection with our 2006 restructuring activities. Investing activities used $36.0 million of cash, primarily consisting of net purchases of marketable securities of $15.1 million to invest excess cash not needed in daily operations, routine business purchases of property and equipment of $8.4 million, capitalized software development costs of $9.8 million for new product development as well as $2.0 million in funds used to collateralize a letter of credit on a new building lease.  Financing activities provided cash inflow of $7.5 million from exercises of stock options. The timing and amount of cash provided by future stock option exercises is uncertain.

As of June 30, 2007, our principal source of liquidity was our cash and cash equivalents and marketable securities balances of $134.5 million. Our future liquidity requirements will depend on a number of factors including, among other things, the timing and level of our new sales volumes, the cost of our development efforts, the success and market acceptance of our future product releases, and other related items. We believe that our current cash and cash equivalents and marketable securities balances, combined with our anticipated cash collections from customers will be adequate to meet our currently anticipated liquidity requirements for the next twelve months. These requirements are expected to be funded with cash generated from operations, as well as our current cash and cash equivalent balances.

OFF-BALANCE SHEET ARRANGEMENTS

At June 30, 2007, we did not have any material off-balance sheet arrangements.

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

We estimate that a one-percentage point decrease in interest rates for our marketable securities portfolio as of June 30, 2007 would have resulted in a decrease in interest income of $1.0 million for a twelve month period. This sensitivity analysis contains certain simplifying assumptions (for example, it does not consider the impact of changes in the portfolio as a result of our business needs or as a response to changes in the market). Therefore, although it gives an indication of our exposure to changes in interest rates, it is not intended to predict future results and our actual results will likely vary.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act as of June 30, 2007.  Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives of ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  There is no assurance that our disclosure controls and procedures will operate effectively under all circumstances.  Based upon the evaluation described above our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2007, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were changes in our internal control over financial reporting during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  As previously disclosed in our 2006 Annual Report on Form 10-K and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, the following changes were implemented to improve our non-cash stock-based compensation expense internal controls, and such controls were implemented and were operating effectively during the quarter ended June 30, 2007:

•	A review of the method of amortization for all grants on a quarterly basis to detect changes to previously input information; and

•	A quarterly review of a system report that includes all grants, as opposed to only reviewing new grants in the quarter to detect changes to previously input information.

PART II.
ITEM 1. LEGAL PROCEEDINGS

The information set forth under Note 11 to the unaudited condensed consolidated financial statements of this quarterly report on Form 10-Q is incorporated herein by reference.

ITEM 1A. RISK FACTORS

Many risks affect our business.  We believe the following risk has materially changed from the risk factor disclosed on our 2006 Annual Report on Form 10-K, including principally the addition of the fourth paragraph, and should be considered together with the risk factors we have previously disclosed, which are set forth below.

Our past stock option practices and related accounting issues may result in additional litigation, regulatory proceedings and governmental enforcement actions.

As a result of our voluntary review of historical stock option practices, we concluded that incorrect measurement dates were used for accounting for certain prior stock option grants. As a result, we recorded additional non-cash stock-based compensation expense, and related tax effects, with regard to certain past stock option grants, and we restated certain previously filed financial statements included in our Form 10-K for the year ended December 31, 2006.  In addition, the review and related activities resulted in substantial expenses for legal, accounting, tax and other professional services.

 We believe we made appropriate judgments in determining the correct measurement dates for our stock option grants, and to date those judgments have not been challenged.  However, as with other aspects of our financial statements, the results of our stock option review are subject to regulatory review and a commensurate risk that we may have to further restate prior period results.

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

On July 10 and July 30, 2007, purported stockholder derivative complaints were filed in the United States District Court for the Southern District of Florida against certain current and former directors and officers of the Company and the Company as a nominal defendant.  The derivative complaints are similar to derivative complaints regarding stock option dating filed against more than 150 other companies during the last two years.  The complaints allege that as a result of this alleged backdating of option grants our financial statements were misstated, and stock sales by the named defendants constituted improper insider selling.  We are currently unable to predict the outcome of the litigations or to reasonably estimate the range of potential loss, if any.  However, dealing with such litigations will result in incremental legal expenses and could divert management’s attention from other business concerns.  See Note 11 to our Condensed Consolidated Financial Statements for further details.
_______________

Many other risks affect our business.  These risks include, but are not limited to, those described below, each of which may be relevant to decisions regarding ownership of our stock.  We have attempted to organize the description of these risks into logical groupings to enhance readability, but many of the risks interrelate or could be grouped in other ways, so no special significance should be attributed to these groupings.  Any of these risks could have a significant adverse effect on our reputation, business, financial condition or results of operations.

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

We provide remote hosting services that involve running our software and third-party vendor's software for clients in our Technology Solutions Center.  The ability to access the systems and the data the Technology Solution Center hosts and supports on demand is critical to our clients.  Our operations and facilities are vulnerable to interruption and/or damage from a number of sources, many of which are beyond our control, including, without limitation: (i) power loss and telecommunications failures; (ii) fire, flood, hurricane and other natural disasters; (iii) software and hardware errors, failures or crashes; and (iv) computer viruses, hacking and similar disruptive problems.  We attempt to mitigate these risks through various means including redundant infrastructure, disaster recovery plans, separate test systems and change control and system security measures, but our precautions  may not protect against all problems.  If clients' access is interrupted because of problems in the operation of our facilities, we could be exposed to significant claims by clients or their patients, particularly if the access interruption is associated with problems in the timely delivery of medical care.  We must maintain disaster recovery and business continuity plans that rely upon third-party providers of related services, and if those vendors fail us at a time that our center is not operating correctly, we could incur a loss of revenue and liability for failure to fulfill our contractual service commitments.  Any significant instances of system downtime could negatively affect our reputation and ability to sell our remote hosting services.

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

During each of the five preceding years, we had an operating loss. We may incur losses in the future, and it is not certain that we will achieve sustained or increasing profitability.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires that we maintain internal control over financial reporting that meets applicable standards. We had a material weakness in maintaining effective internal control over financial reporting in accordance with the requirements of Section 404 (see Item 9A. “Controls and Procedures”), and it is possible that we might in the future have another material weakness in maintaining such effective internal control over financial reporting.  If we are unable, or are perceived as unable, to produce reliable financial reports due to internal control deficiencies, investors could lose confidence in our reported financial information and our operating results which could result in a negative market reaction.

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

The U.S. Food and Drug Administration, or FDA, may become increasingly active in regulating computer software or content intended for use in the healthcare setting. The FDA has increasingly focused on the regulation of computer software and computer-assisted products as medical devices under the Food, Drug, and Cosmetic Act, or the FDC Act. If the FDA chooses to regulate any of our software, or third party software that we resell, as medical devices, it could impose extensive requirements upon us, including the following requiring us to:

•
seek FDA clearance of pre-market notification submission demonstrating substantial equivalence to a device already legally marketed, or to obtain FDA approval of a pre-market approval application establishing the safety and effectiveness of the software;

•	comply with rigorous regulations governing the pre-clinical and clinical testing, manufacture, distribution, labeling and promotion of medical devices; and

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

Our success depends, in significant part, upon the continued services of our key technical, marketing, sales and management personnel, and on our ability to continue to attract, motivate and retain highly qualified employees. Competition for these employees is intense and we maintain at-will employment terms with our employees.  In addition, the process of recruiting personnel with the combination of skills and attributes required to execute our business strategy can be difficult, time-consuming and expensive. We believe that our ability to implement our strategic goals depends to a considerable degree on our senior management team. The loss of any member of that team could hurt our business.

RISKS RELATED TO OUR EQUITY STRUCTURE

Provisions of our charter documents and Delaware law may inhibit potential acquisition bids that a stockholder may believe is desirable, and the market price of our common stock may be lower as a result.

Our board of directors has the authority to issue up to 4,900,000 shares of preferred stock. The board of directors can fix the price, rights, preferences, privileges and restrictions of the preferred stock without any further vote or action by our stockholders. The issuance of shares of preferred stock may discourage, delay or prevent a merger or acquisition of our company. The issuance of preferred stock may result in the loss of voting control to other stockholders. We have no current plans to issue any shares of preferred stock. In August 2000, our board of directors adopted a stockholder rights plan under which we issued preferred stock purchase rights that would adversely affect the economic and voting interests of a person or group that seeks to acquire us or a 15% or more interest in our common stock without negotiations with our board of directors.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table sets forth information with respect to purchases by Eclipsys of its equity securities registered pursuant to Section 12 of the Exchange Act during the quarter ended June 30, 2007:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares of Common Stock Purchased	Average Price Paid Per Share of Common Stock	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares of Common Stock that May Yet Be Purchased Under the Plans or Programs
April 1-30, 2007	-	-	-	-
May 1-31, 2007	-	-	-	-
June 1-30, 2007	21,230 [1]	$20.65	-	-
Total	21,230	$20.65	-	-

[1]
These shares were tendered to the Company by employees holding common stock initially issued to them in the form of restricted stock awards in order to reimburse the Company for income tax deposits paid by the Company on their behalf in respect of taxable income resulting from scheduled vesting of restricted shares.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Pursuant to SEC rules, the Company plans on disclosing the voting results on each matter considered at the 2007 Annual Meeting of Stockholders held on July 11, 2007 in the Company’s Form 10-Q for the period ending September 30, 2007.  The summary outcome of the Annual Meeting is as follows:

1.	Dan L. Crippen and Edward A. Kangas were elected Class III Directors;

2.	Eclipsys' Incentive Compensation Plan For Specified Officers was approved; and

3.	The selection of PricewaterhouseCoopers, LLP as Eclipsys' independent registered certified public accounting firm for the fiscal year ending December 31, 2007 was ratified.

ITEM 6. EXHIBITS

See Index to exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 8, 2007

/s/ Robert J. Colletti
Robert J. Colletti
Senior Vice President and Chief Financial Officer

ECLIPSYS CORPORATION
EXHIBIT INDEX

Exhibit Number	Description

3.1 (1)	Third Amended and Restated Certificate of Incorporation of the Registrant
3.2 (1)	Certificate of Designation of Series A Junior Participating Preferred
3.3 (2)	Third Amended and Restated Bylaws of the Registrant
4.1 (2)	Specimen certificate for shares of Common Stock
4.2 (3)	Rights Agreement, dated July 26, 2000, by and between the Registrant and Fleet National Bank, as Rights Agent
10.1 *	Employment Offer Letter with Joseph C. Petro, dated February 8, 2007 (Mr. Petro became a Section 16 executive officer in the second quarter of 2007)
31.1	Rule 13a-14(a) Certification of R. Andrew Eckert
31.2	Rule 13a-14(a) Certification of Robert J. Colletti
32.1	Rule 13a-14(b) Certification of R. Andrew Eckert (pursuant to 18 U.S.C. Section 1350)
32.2	Rule 13a-14(b) Certification of Robert J. Colletti (pursuant to 18 U.S.C. Section 1350)

(1)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 000-24539)
(2)	Incorporated by reference to the Registrant's Registration Statement on Form S-1, as amended (File No. 333-50781)
(3)	Incorporated by reference to the Registrant's Current Report on Form 8-K dated August 8, 2000 (File No. 000-24539)
*	Indicates a management contract or compensatory plan or arrangement