Form 10-Q
period 2007-09-30
ECLIPSYS CORP
filed 2007-11-08
CIK 1034088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

________________

FORM 10-Q
________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

COMMISSION FILE NUMBER: 000-24539

ECLIPSYS CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	65-0632092
(State of Incorporation)	(IRS Employer Identification Number)

1750 Clint Moore Road
Boca Raton, Florida
33487
(Address of principal executive offices)

561-322-4321
(Telephone number of registrant)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing for the past 90 days. Yes [ x ] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer [ × ] Accelerated filer [ ]  Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ] No [×]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class	Shares outstanding as of November 5, 2007
Common Stock, $.01 par value	53,655,366

ECLIPSYS CORPORATION AND SUBSIDIARIES
FORM 10-Q
For the period ended September 30, 2007
Table of Contents

Part I.	Financial Information

Item 1.	Financial Statements - Unaudited

	Condensed Consolidated Balance Sheets (unaudited) - As of September 30, 2007
	and December 31, 2006	3

	Condensed Consolidated Statements of Operations (unaudited) - For the Three
	and Nine Months Ended September 30, 2007 and September 30, 2006	4

	Condensed Consolidated Statements of Cash Flows (unaudited) - For the Nine
	Months Ended September 30, 2007 and September 30, 2006 (restated)	5

	Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results
	of Operations	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20

Item 4.	Controls and Procedures	21

Part II.	Other Information	22

Item 1.	Legal Proceedings	22

Item 1A.	Risk Factors	22

Item 4.	Submission of Matters to a Vote of Security Holders	33

Item 6.	Exhibits	33

Signatures

Certifications

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ECLIPSYS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands)

	September 30,	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$24,512	$41,264
Marketable securities	124,975	89,549
Accounts receivable, net of allowance for doubtful accounts of $3,945 and $3,907, respectively	99,148	93,821
Inventory	226	1,076
Prepaid expenses	29,529	22,947
Other current assets	955	1,026
Total current assets	279,345	249,683

Property and equipment, net	46,489	45,806
Capitalized software development costs, net	35,741	32,302
Acquired technology, net	732	1,224
Intangible assets, net	2,473	3,307
Deferred tax asset	3,751	3,661
Goodwill	15,012	12,281
Other assets	14,875	15,014
Total assets	$398,418	$363,278

Liabilities and Stockholders’ Equity
Current liabilities:
Deferred revenue	$98,852	$103,298
Accounts payable	13,025	19,879
Accrued compensation costs	22,035	12,997
Deferred tax liability	3,847	3,699
Other current liabilities	18,831	20,213
Total current liabilities	156,590	160,086

Deferred revenue	10,194	11,289
Other long-term liabilities	2,482	1,247
Total liabilities	169,266	172,622

Stockholders’ equity:
Total stockholders’ equity	229,152	190,656
Total liabilities and stockholders’ equity	$398,418	$363,278

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ECLIPSYS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Revenues:
Systems and services	$117,530	$104,266	$340,979	$298,417
Hardware	3,550	4,300	12,150	13,437
Total revenues	121,080	108,566	353,129	311,854

Costs and expenses:
Cost of systems and services	65,671	60,938	197,372	175,532
Cost of hardware	2,685	3,489	9,449	10,991
Sales and marketing	17,980	16,208	54,152	46,949
Research and development	14,182	13,094	42,389	44,076
General and administrative	8,339	6,753	23,942	18,593
Depreciation and amortization	4,710	3,885	13,281	11,581
Restructuring charge	-	-	-	8,547
Total costs and expenses	113,567	104,367	340,585	316,269

Income (loss) from operations before
interest and taxes	7,513	4,199	12,544	(4,415)
Interest income, net	1,814	1,378	4,916	3,840

Income (loss) before taxes	9,327	5,577	17,460	(575)
Provision for income taxes	463	-	501	-
Net income (loss)	$8,864	$5,577	$16,959	$(575)

Income (loss) per common share:
Basic income (loss) per common share	$0.17	$0.11	$0.32	$(0.01)
Diluted income (loss) per common share	$0.16	$0.11	$0.31	$(0.01)

Weighted average shares outstanding:
Basic	53,100	51,712	52,594	51,312
Diluted	54,380	52,767	53,843	51,312

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ECLIPSYS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2007	2006
		As restated
Operating activities:
Net income (loss)	$16,959	$(575)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization	27,390	27,856
Provision for bad debt	1,378	1,568
Stock compensation expense	8,261	9,390
Gain on sale of investments	16	-
Deferred provision for income taxes	329	-
Changes in operating assets and liabilities:
Increase in accounts receivable	(5,008)	(4,147)
Increase in prepaid expenses and other current assets	(6,197)	(4,927)
Decrease in inventory	849	479
Decrease in other assets	337	1,592
Decrease in deferred revenue	(6,287)	(11,235)
Increase in accrued compensation	9,663	364
Decrease in accounts payable and other current liabilities	(9,658)	(10,482)
Increase (decrease) in other long-term liabilities	1,076	(1,108)
Total adjustments	22,149	9,350
Net cash provided by operating activities	39,108	8,775
Investing activities:
Purchases of property and equipment	(13,065)	(10,174)
Purchase of marketable securities	(79,704)	(72,452)
Proceeds from sales of marketable securities	44,273	20,950
Capitalized software development costs	(15,278)	(9,429)
Restricted cash	(1,969)	-
Cash paid for acquisitions	(1,153)	(4,002)
Net cash used in investing activities	(66,896)	(75,107)
Financing activities:
Proceeds from stock options exercised	10,333	23,181
Proceeds from issuance of common stock in employee
stock purchase plan	-	732
Net cash provided by financing activities	10,333	23,913
Effect of exchange rates on cash and cash equivalents	703	4
Net decrease in cash and cash equivalents	(16,752)	(42,415)
Cash and cash equivalents — beginning of period	41,264	76,693
Cash and cash equivalents — end of period	$24,512	$34,278

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

The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of annual results. The Company manages its business as one reportable segment.

The unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and the notes thereto that are included in the Company's Annual Report on Form 10-K for the year ended December 31, 2006 that was filed with the SEC on May 23, 2007.

The Condensed Consolidated Statements of Operations for the nine months ended September 30, 2006 include a reclassification related to medical benefit costs to conform to 2007 presentation.  Specifically, $0.6 million of cost was reclassified to general and administrative expenses resulting in corresponding reductions of $0.3 million in cost of systems and services, $0.2 million in research and development and $0.1 million in sales and marketing.

The Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2006 has been revised to reflect auction rate securities that are held "at market" or held "at rate" on a net basis. Previously, these securities were reported by the Company on a gross basis within "Net cash used in investing activities" section of the statement of cash flows. The impact of this revised presentation was to decrease both the purchases of marketable securities and proceeds from sales of marketable securities during the nine months ended September 30, 2006 by an equal amount of $26.9 million. These changes had no impact on net cash used in investing activities.

2. RESTATEMENT OF CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

The Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2006 included in this Form 10-Q has been restated in connection with the Company’s restatement of its prior financial statements. For additional information, please refer to Note 3, “Review of Stock Option Practices and Restatements of Consolidated Financial Statements,” in Notes to the Consolidated Financial Statements and Exhibit 99.1 in our Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC on May 23, 2007.

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

ECLIPSYS CORPORATION AND SUBSIDIARIES
Notes to condensed consolidated financial statements
(Unaudited)

As of September 30, 2007, there were 1,444,224 shares available for future issuance under the 2005 Plan.

Stock Options
A summary of stock option transactions is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2007	5,631,584	$15.40	6.32	$32,480
Options granted	566,000	$21.20
Options exercised	(807,044)	$12.79
Options canceled	(281,306)	$19.89

Outstanding at September 30, 2007	5,109,234	$16.19	6.32	$37,426
Exercisable at September 30, 2007	2,902,413	$14.13	4.67	$27,440

As of September 30, 2007, $32.3 million of total unrecognized compensation costs related to stock options is expected to be recognized over a weighted average period of 3.6 years.

The weighted average fair value of outstanding stock options is estimated at the date of grant using a Black-Scholes option pricing model. We issued 566,000 stock options during the nine months ended September 30, 2007. The following are significant weighted average assumptions used for estimating the fair value of the activity under our stock option plans:

	Nine Months Ended September 30,
	2007	2006
Expected term (in years)	6.50	6.46
Risk free interest rate	4.38%	5.04%
Expected volatility	62.42%	77.38%
Dividend yield	0%	0%

We have elected to use the simplified method for estimating our expected term equal to the midpoint between the vesting period and the contractual term as allowed by Staff Accounting Bulletin 107, “Share-Based Payment.”

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

ECLIPSYS CORPORATION AND SUBSIDIARIES
Notes to condensed consolidated financial statements
(Unaudited)

Non-vested Stock Awards
Non-vested stock award activity for the nine months ended September 30, 2007 is summarized as follows:

	Non-vested Number of Shares	Weighted Average Grant-Date Fair Value

Nonvested balance at January 1, 2007	366,128	$17.29
Awarded	150,000	19.62
Vested	(79,433)	17.23
Forfeited	(9,865)	15.11
Nonvested balance at September 30, 2007	426,830	18.17

As of September 30, 2007, $7.2 million of total unrecognized compensation costs related to non-vested stock awards is expected to be recognized over a weighted average period of 3.4 years.  All non-vested stock awards vest semiannually, in June and December of each year.  The total fair value of shares vested during the nine months ended September 30, 2007 was $1.6 million.

Deferred Stock Units
We granted 22,884 DSUs during the nine months ended September 30, 2007 at an average market value of $23.43. As of September 30, 2007, 49,343 DSUs were outstanding at the weighted average grant-date fair value of $21.01. The value of these DSUs is amortized ratably over the vesting period. During the three and nine months ended September 30, 2007, we recorded expense related to DSUs of $0.1 million and $0.4 million, respectively.

4. STOCK-BASED COMPENSATION

During the three and nine months ended September 30, 2007 and 2006, our stock based compensation expense, as included in each respective expense category, was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Cost of systems & services	$1,158	$714	$3,333	$2,383
Sales and marketing	698	860	2,378	2,548
Research and development	500	498	1,602	1,349
General and administrative	358	649	948	1,948
Restructuring charge	-	-	-	1,162
Total stock-based compensation expense	$2,714	$2,721	$8,261	$9,390

5. MARKETABLE SECURITIES

At September 30, 2007 and December 31, 2006, all of our marketable securities were classified as available-for-sale and were carried at fair market value with unrealized gains and losses reported in accumulated other comprehensive loss. The unrealized gain (loss) associated with the marketable securities was not significant for the periods presented. We do not recognize changes in the fair value of investments in income unless a decline in value is considered other-than-temporary.  Marketable securities consisted of the following (in thousands):

ECLIPSYS CORPORATION AND SUBSIDIARIES
Notes to condensed consolidated financial statements
(Unaudited)

	September 30,	December 31,
Security Type	2007	2006

Auction Rate Securities:
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	$66,058	$45,139
Debt securities issued by states of the United States and political subdivisions of the states	43,081	21,187
	109,139	66,326
Other Securities:
Government Bonds/Agencies	5,249	11,259
Other debt securities	10,587	11,964
Total	$124,975	$89,549

All of the marketable securities held as of September 30, 2007 and December 31, 2006 were classified as short-term as they had remaining maturities of less than one year from the balance sheet date or related to auction rate securities and were available to meet our current operating needs. Auction rate securities typically have an interest rate reset feature every 30 days pursuant to which we can sell or reset the interest rate on the security.

6. ACCOUNTS RECEIVABLE

Accounts receivable, net of an allowance for doubtful accounts, are comprised of the following (in thousands):

	September 30,	December 31,
	2007	2006
Accounts Receivable:
Billed accounts receivable, net	$81,931	$77,570
Unbilled accounts receivable, net	17,217	16,251
Total accounts receivable, net	$99,148	$93,821

7. GOODWILL AND OTHER INTANGIBLE ASSETS

Acquired technology and other intangible assets are amortized over their estimated useful lives on a straight-line basis. The carrying values of acquired technology and other intangible assets are reviewed if the facts and circumstances suggest that they may be impaired, and goodwill is reviewed annually in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” Testing is performed on a more frequent basis if impairment triggering events arise. The impairment test is based upon a number of factors, including operating results, business plans and projected future cash flows. No impairment charge has been recorded in the nine months ended September 30, 2007 or the year ended December 31, 2006. The change in the carrying amount of goodwill for the nine months ended September 30, 2007, is as follows (in thousands):

Balance at January 1, 2007	$12,281
Earnouts related to past acquisitions	3,002
Other	(271)
Balance at September 30, 2007	$15,012

Earnouts related to past acquisitions include cash payments of $1.2 million.

 ECLIPSYS CORPORATION AND SUBSIDIARIES
Notes to condensed consolidated financial statements
(Unaudited)

The gross and net amounts for acquired technology, ongoing customer relationships and goodwill consist of the following (in thousands):

	September 30, 2007			December 31, 2006
	Gross		Net	Gross		Net
	Carrying	Accumulated	Book	Carrying	Accumulated	Book	Estimated
	Amount	Amortization	Value	Amount	Amortization	Value	Life
Intangibles subject to amortization:

Acquired technology	$1,967	$(1,235)	$732	$1,967	$(743)	$1,224	3-5 years
Ongoing customer relationships	5,644	(3,171)	2,473	5,644	(2,337)	3,307	5-7 years

Total	$7,611	$(4,406)	$3,205	$7,611	$(3,080)	$4,531

Intangibles not subject to amortization:
Goodwill			$15,012			$12,281

Estimated aggregate amortization expense (in thousands):

	For the remainder of
	2007	2008	2009	2010	2011	Thereafter	Total

Total amortization expense	$417	$1,463	$845	$303	$177	$-	$3,205

8. OTHER COMPREHENSIVE INCOME (LOSS)

The components of other comprehensive income (loss) were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net income (loss)	$8,864	$5,577	$16,959	$(575)
Net change in foreign currency translation adjustment	1,003	(219)	2,080	309
Net change in unrealized gain on investments	26	-	11	-
Total comprehensive income (loss)	$9,893	$5,358	$19,050	$(266)

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

ECLIPSYS CORPORATION AND SUBSIDIARIES
Notes to condensed consolidated financial statements
(Unaudited)

The computation of basic and diluted income (loss) per common share was as follows (in thousands, except per share data):

	Three Months Ended September 30,
	2007			2006
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic earnings per share	$8,864	53,100	$0.17	$5,577	51,712	$0.11
Effect of dilutive securities:
Stock options and other dilutive securities	-	1,245		-	988
Shares issuable pursuant to earn-out agreement	-	35		-	67
Diluted earnings per share	$8,864	54,380	$0.16	$5,577	52,767	$0.11

	Nine Months Ended September 30,
	2007			2006
	Net Income	Shares	Per Share Amount	Net Loss	Shares	Per Share Amount
Basic earnings (loss) per share	$16,959	52,594	$0.32	$(575)	51,312	$(0.01)
Effect of dilutive securities:
Stock options and other dilutive securities	-	1,214		-	-
Shares issuable pursuant to earn-out agreement	-	35		-	-
Diluted earnings (loss) per share	$16,959	53,843	$0.31	$(575)	51,312	$(0.01)

10. RESTRUCTURING

In January 2006, we effected a restructuring of our operations which included a reduction in headcount of approximately 100 individuals, and the reorganization of our Company.  These activities resulted in restructuring charges of approximately $8.5 million for the nine months ended September 30, 2006, of which $1.2 million related to non-cash stock-based compensation expense.

We did not incur any restructuring charges during the three ended September 30, 2006 or in the three and nine months ended September 30, 2007. As of September 30, 2007, the remaining unpaid restructuring liability of $1.9 million relates to severance and future lease payments which we expect to pay out through 2009.

A summary of the restructuring activity for the nine months ended September 30, 2007 is as follows (in thousands):

	Restructuring		Restructuring
	Liability at		Liability at
	January 1,	Cash	September 30,
	2007	Payments	2007
Severance	$3,174	$(2,738)	$436
Facility closures	2,486	(1,035)	1,451
	$5,660	$(3,773)	$1,887

ECLIPSYS CORPORATION AND SUBSIDIARIES
Notes to condensed consolidated financial statements
(Unaudited)

11. CONTINGENCIES

In July and August of 2007, four purported stockholder derivative complaints were filed in the United States District Court for the Southern District of Florida against certain current and former directors and officers of the Company and the Company as a nominal defendant.  The derivative complaints, which followed the Company’s announcement in May 2007 of the results of the Company’s voluntary review of its historical stock option practices, are similar to derivative complaints regarding stock option dating filed against many other companies during the last two years.  The complaints allege that during the period from at least 1999 until 2006 certain of the Company's option grants were backdated and that as a result of this alleged backdating the Company's financial statements were misstated and stock sales by the named defendants constituted improper insider selling.  The complaints seek to assert claims under the Securities Exchange Act of 1934 and under state law, and request as relief that the individual defendants be ordered to pay damages and disgorgement in unspecified amounts to the Company, that unspecified equitable relief be ordered, that the Company be required to make certain corporate governance changes, that plaintiffs be awarded attorneys’ fees, and that other relief as defined by the court be ordered.  The complaints are being consolidated and the defendants’ answers have not come due and have not been filed. The Company is currently unable to predict the outcome of the litigation or to reasonably estimate the range of potential loss, if any.

In addition to the foregoing, the Company and its subsidiaries are from time to time parties to legal proceedings, lawsuits and other claims incident to their business activities.  Such matters may include, among other things, assertions of contract breach or intellectual property infringement, claims for indemnity arising in the course of our business and claims by persons whose employment with us has been terminated.  Such matters are subject to many uncertainties and outcomes are not predictable with assurance.  Consequently, management is unable to ascertain the ultimate aggregate amount of monetary liability, amounts which may be covered by insurance or recoverable from third parties, or the financial impact with respect to these matters as of September 30, 2007.  However, based on our knowledge, management believes that the final resolution of such matters pending at the time of this report, individually and in the aggregate, will not have a material adverse effect upon our consolidated financial position, results of operations or cash flows.

12. RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 allows us an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Eclipsys does not anticipate a material impact on its financial statements from adopting SFAS 159.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 enhances existing guidance for measuring assets and liabilities using fair value. Prior to the issuance of SFAS 157, guidance for applying fair value was incorporated in several accounting pronouncements. SFAS 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under SFAS 157, fair value measurements are disclosed by level within that hierarchy. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, the same effective date as SFAS 157. Eclipsys is currently evaluating the impact on its financial statements from adopting SFAS 157.

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

ECLIPSYS CORPORATION AND SUBSIDIARIES
Notes to condensed consolidated financial statements
(Unaudited)

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

13. LETTER OF CREDIT

In April 2007, we entered into a letter of credit agreement in the amount of $1.9 million to secure our obligation under a lease agreement for our Atlanta location. The letter of credit is collateralized by the Company’s cash of $2.0 million. The letter of credit expires in October 2008, but is automatically extended for one year periods, not beyond December 2017.  The cash collateral is restricted by the terms of the credit agreement and is included in “Other assets” on our Balance Sheet as of September 30, 2007.

14.  SUBSEQUENT EVENTS

In October 2007, the Company initiated a restructuring plan to relocate its corporate headquarters from Boca Raton, Florida to Atlanta, Georgia. The intent of the restructuring plan is to consolidate more of the Company’s operations in one location, reduce overhead costs, and provide a more accessible location for existing and potential clients as well as employees. The restructuring costs are currently estimated between $2.5 million and $3.0 million.  The charges will primarily consist of severance-related expenses associated with the termination of impacted employees. The restructuring costs are expected to be incurred during the fourth quarter of 2007 and the first quarter of 2008. The transition is expected to be substantially complete in the first quarter of 2008.

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

Actual results might differ materially from the results projected due to a number of risks and uncertainties, including those described in this report under the heading “Risk Factors” and in our other filings we make from time to time with the Securities and Exchange Commission. We assume no obligation to publicly update or revise these forward-looking statements for any reason, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

This discussion and analysis should be read in conjunction with our condensed consolidated financial statements, including the notes thereto, which are included elsewhere in this report.

EXECUTIVE OVERVIEW

About the Company

Eclipsys is a healthcare information technology company and a leading provider of advanced integrated information software, clinical content and professional services that help healthcare organizations improve clinical, financial and operational processes. We develop and license proprietary software and content that is designed for use in connection with many of the key clinical, administrative and financial functions that healthcare organizations require. Among other things, our software enables physicians, nurses and other clinicians to order tests, treatments and medications, and to record, access and share information about patients. Our software also facilitates hospitals’ patient admissions, scheduling, records maintenance, invoicing, inventory control, cost accounting, and assessment of profitability of specific medical procedures and personnel. Our content, which is integrated with our software, provides practice guidelines for use by physicians, nurses and other clinicians.

We also provide services related to our software, such as software and hardware maintenance, outsourcing, remote hosting of our software as well as third-party healthcare information technology applications, training and consulting.

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

We market our software to small stand-alone hospitals, large multi-entity healthcare systems, academic medical centers, community hospitals and other healthcare organizations. We have one or more of our software applications installed in, or licensed to be installed in approximately 1,500 facilities. Most of the top-ranked U.S. hospitals named in U.S. News & World Report’s Honor Roll use one or more of our solutions.

Business Environment

The healthcare information technology industry in which Eclipsys conducts its business is highly competitive and subject to numerous government regulations and industry standards. Sales of Eclipsys’ solutions can be affected significantly by many competitive factors, including the features and cost of such solutions, our marketing effectiveness, and the research and development of new solutions.  It is anticipated that the healthcare information technology industry will grow and be seen as a way to curb growing healthcare costs while also improving the quality of healthcare.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2006
(in thousands, except per share amounts)

	2007	% of Total Revenues	2006	% of Total Revenues	Change ($)	Change (%)
Revenues
Systems and services	$117,530	97.1%	$104,266	96.0%	$13,264	12.7%
Hardware	3,550	2.9%	4,300	4.0%	(750)	-17.4%
Total revenues	121,080	100.0%	108,566	100.0%	12,514	11.5%

Costs and expenses
Cost of systems and services	65,671	54.2%	60,938	56.1%	4,733	7.8%
Cost of hardware	2,685	2.2%	3,489	3.2%	(804)	-23.0%
Sales and marketing	17,980	14.8%	16,208	14.9%	1,772	10.9%
Research and development	14,182	11.7%	13,094	12.1%	1,088	8.3%
General and administrative	8,339	6.9%	6,753	6.2%	1,586	23.5%
Depreciation and amortization	4,710	3.9%	3,885	3.6%	825	21.2%
Total costs and expenses	113,567	93.8%	104,367	96.1%	9,200	8.8%
Income from operations before interest and taxes	7,513	6.2%	4,199	3.9%	3,314	78.9%
Interest income, net	1,814	1.5%	1,378	1.3%	436	31.6%
Income before taxes	9,327	7.7%	5,577	5.1%	3,750	67.2%
Provision for income taxes	463	0.4%	-	-%	463	-%

Net income	$8,864	7.3%	$5,577	5.1%	$3,287	58.9%
Basic net income per common share	$0.17		$0.11		$0.06
Diluted net income per common share	$0.16		$0.11		$0.05

Net Income

Our net income was $8.9 million for the quarter ended September 30, 2007, compared to $5.6 million for the third quarter in 2006.

Revenues

Total revenues increased by $12.5 million, or 11.5%, for the quarter ended September 30, 2007 compared with the third quarter of 2006.

Systems and Services Revenues

Systems and services revenues increased by $13.3 million, or 12.7%, for the quarter ended September 30, 2007 compared with the same period of 2006.   Of this increase, $7.2 million was attributable to revenue recognized on a ratable basis and $7.3 million was attributable to revenue from professional services, which were partly offset by a decrease of $1.2 million attributable to periodic revenues related to software licenses and other in-period related activities:

•
Revenues Recognized Ratably.  Revenues recognized ratably from software, maintenance, outsourcing and remote hosting were $76.7 million, an increase of $7.2 million or 10.4%, when compared to the same period in 2006. The increase was due to higher sales bookings in previous periods of our software, outsourcing and remote hosting related services resulting in the growth in our recurring revenue base.

•
Professional Services Revenues.  The increase in professional services revenues, which include implementation and consulting related services, also contributed to the increase in systems and services revenues.  Professional services revenues were $32.2 million, which represented an increase of $7.3 million or 29.3% over the prior period. The increase was related to additional client implementation activity and an improvement in utilization of our professional services staff.

•
Periodic Revenues.  Periodic revenues related to software licenses, third party software licenses and networking services were $8.6 million for the quarter ended September 30, 2007, compared to $9.8 million for the quarter ended September 30, 2006, for a decrease of $1.2 million from the prior period. The table below summarizes the components of periodic revenues for the three months ended September 30, 2007 and 2006 (in thousands):

	Three Months Ended September 30,
	2007	2006	Change

Eclipsys software related fees	$4,292	$3,857	$435
Third party software related fees	2,065	1,702	363
Networking services	2,230	4,209	(1,979)
Total periodic revenues	$8,587	$9,768	$(1,181)

The decrease in periodic revenues in the third quarter of 2007 compared to the third quarter of 2006 was attributable to lower revenues from networking product sales and services. Management has decided to stop selling networking products which will negatively impact revenues in the fourth quarter and in future periods. In any period, these revenues can be considered non-recurring in nature and we do not recognize this revenue on a ratable basis. This revenue includes periodic traditional license fees associated with new contracts signed in the period, including add-on licenses to existing clients and new client transactions, as well as revenue from contract backlog that had not previously been recognized pending contract performance that occurred or was completed during the period, and certain other activities during the period associated with existing client relationships. In the aggregate, these periodic revenues can contribute significantly to earnings in the period given there are relatively little in-period costs associated with such revenues (other than portions associated with networking services). We expect these periodic revenues to continue to fluctuate on a quarterly basis as a result of significant variations in the type and magnitude of sales and other contract and client activity in any period, and these variations make it difficult to predict the nature and amount of these periodic revenues.

Hardware Revenues.

Hardware revenues decreased by $0.8 million during the quarter to $3.6 million. The lower revenues were a result of lower volumes of client activities in this area and may also have been impacted by clients opting for remote hosted solutions. As remote hosting reduces clients’ need for hardware, future hardware revenues may be negatively impacted. We expect hardware revenues to continue to fluctuate on a quarterly basis.

Expenses

Cost of systems and services increased by $4.7 million, or 7.8%, in the quarter ended September 30, 2007, compared to the third quarter of 2006. The increase in costs of systems and services was primarily driven by additional labor-related costs to support the increased level of activity during the period.

Cost of hardware was $2.7 million during the third quarter of 2007, which represented a decrease of $0.8 million or 23.0% compared with the third quarter of 2006.  The decrease in cost of hardware was primarily attributable to the decrease in hardware revenues described above, slightly offset by an improvement in hardware gross margins.

Sales and marketing expenses increased by $1.8 million, or 10.9%, in the quarter ended September 30, 2007 compared to the third quarter of 2006. The majority of the increase in sales and marketing expenses was attributable to an increase in compensation–related costs of $1.1 million. The increase in compensation costs was consistent with the growth in sales activity during the period and included increases in payroll, bonus, and sales commissions.

Research and development expenses during the third quarter of 2007 were $14.2 million, compared to $13.1 million in the third quarter of 2006. Gross research and development costs, including capitalized software development costs, were $19.8 million in the third quarter of 2007, compared to $18.0 million in the same quarter of 2006. The increase in gross research and development costs was due to additional compensation-related expenses on a higher employee base as we expanded our development activities.  Capitalized software development costs increased by $0.7 million to $5.6 million in the quarter ended September 30, 2007, compared to the quarter ended September 30, 2006. Software development costs capitalized during the third quarter of 2007 reflect increased activity related to the upcoming release of Sunrise XA 5.0.

General and administrative expenses increased by $1.6 million, or 23.5%, in the quarter ended September 30, 2007, compared to the third quarter of 2006. The increase in expenses was primarily related to additional legal and professional expenses ($0.8 million) incurred in connection with our SingHealth sales contract and the establishment of our Singapore legal subsidiary, other transactional matters and our pending derivative litigation, recruiting-related expenses to attract qualified workforce talent ($0.3 million), as well as increases in various areas to support company growth.

Depreciation and amortization increased by $0.8 million, or 21.2%, for the quarter ended September 30, 2007 compared to the third quarter of 2006. The increase in depreciation and amortization is attributable to increased asset base to support our growing operations.

Interest Income, Net

Interest income increased by $0.4 million, or 31.6%, for the quarter ended September 30, 2007 compared to the third quarter of 2006. The increase was due to higher interest income earned in the quarter on higher balances of marketable securities investments.

Provision for Income Taxes

Income taxes were $0.5 million in the three months ended September 30, 2007. There was no provision recorded in 2006. The provision was as a result of alternative minimum tax recorded, as well as non cash expense related to the utilization of pre-acquisition net operating losses pursuant to SFAS 109 “Accounting for Income Taxes.” The utilization of the pre-acquisition loss resulted in a corresponding reduction to goodwill.

NINE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2006
(in thousands, except percentages and per share amounts)
	2007	% of Total Revenues	2006	% of Total Revenues	Change ($)	Change (%)
Revenues
Systems and services	$340,979	96.6%	$298,417	95.7%	$42,562	14.3%
Hardware	12,150	3.4%	13,437	4.3%	(1,287)	-9.6%
Total revenues	353,129	100.0%	311,854	100.0%	41,275	13.2%

Costs and expenses
Cost of systems and services	197,372	55.9%	175,532	56.3%	21,840	12.4%
Cost of hardware	9,449	2.7%	10,991	3.5%	(1,542)	-14.0%
Sales and marketing	54,152	15.3%	46,949	15.1%	7,203	15.3%
Research and development	42,389	12.0%	44,076	14.1%	(1,687)	-3.8%
General and administrative	23,942	6.8%	18,593	6.0%	5,349	28.8%
Depreciation and amortization	13,281	3.8%	11,581	3.7%	1,700	14.7%
Restructuring charge	-	-%	8,547	2.7%	(8,547)	-100.0%
Total costs and expenses	340,585	96.4%	316,269	101.4%	24,316	7.7%
Income (loss) from operations before interest and taxes	12,544	3.6%	(4,415)	-1.4%	16,959	384.1%
Interest income, net	4,916	1.4%	3,840	1.2%	1,076	28.0%
Income (loss) before taxes	17,460	4.9%	(575)	-0.2%	18,035	3136.5%
Provision for income taxes	501	0.1%	-	-%	501	-%

Net income (loss)	$16,959	4.8%	$(575)	-0.2%	$17,534	3049.4%
Basic net income (loss) per common share	$0.32		$(0.01)		$0.33
Diluted net income (loss) per common share	$0.31		$(0.01)		$0.32

Net Income

Net income was $17.0 million in the nine months ended September 30, 2007, compared to a net loss of $0.6 million in the first nine months in 2006.

Revenues

Total revenues increased by $41.3 million, or 13.2%, in the nine months ended September 30, 2007, compared to the first nine months of 2006.

Systems and Services Revenues

Systems and services revenues increased by $42.6 million, or 14.3%, in the nine months ended September 30, 2007, compared with the same period of 2006. Of this increase, $19.6 million was attributable to revenue recognized on a ratable basis, $18.6 million was attributable to revenue from professional services, and $4.4 million was attributable to periodic revenues related to software licenses and other in-period related activities:

•
Revenues Recognized Ratably.  Revenues recognized ratably from software, maintenance, outsourcing and remote hosting were $224.3 million, an increase of $19.6 million or 9.6%, when compared to the same period in 2006. The increase was due to higher sales bookings in previous periods of our software, outsourcing and remote hosting related services, resulting in the growth in our recurring revenue base.

•
Professional Services Revenues.  The increase in professional services revenues, which include implementation and consulting related services, also contributed to the increase in systems and services revenues.  Professional services revenues were $90.9 million, which represented an increase of $18.6 million or 25.7% over the prior period. The increase was related to additional client implementation activity and an improvement in utilization of our consulting staff.

•
Periodic Revenues.  Periodic revenues related to software licenses, third party software licenses and networking services were $25.8 million for the nine months ended September 30, 2007. This compared to revenues of $21.4 million the nine months ended September 30, 2006, for an aggregate increase of $4.4 million from the prior period. The table below summarizes the components of periodic revenues for the nine months ended September 30, 2007 and 2006 (in thousands):

	Nine Months Ended September 30,
	2007	2006	Change

Eclipsys software related fees	$12,360	$7,486	$4,874
Third party software related fees	5,653	4,367	1,286
Networking services	7,758	9,585	(1,827)
Total periodic revenues	$25,771	$21,438	$4,333

Hardware Revenues

Hardware revenues decreased by $1.3 million, or 9.6%, in the nine months ended September 30, 2007, compared with the first nine months of 2006. The lower revenues were a result of lower volumes of client activities in this area and may also have been impacted by clients opting for remote hosted solutions. As remote hosting reduces clients’ need for hardware, future hardware revenues may be negatively impacted. We expect hardware revenues to continue to fluctuate on a quarterly basis.

Expenses

Cost of systems and services increased by $21.8 million, or 12.4%, in the nine months ended September 30, 2007, compared to the first nine months of 2006. The increase in costs of systems and services was primarily driven by additional sales of our products as described above, with associated increases in labor-related expenses ($15.0 million) and travel ($2.7 million) to support increased activity during the period.

Cost of hardware decreased by $1.5 million, or 14.0% in the nine months ended September 30, 2007, compared to the same period in 2006. The decrease in the cost of hardware was attributable to the decrease in hardware revenues discussed above.

Sales and marketing expenses increased by $7.2 million, or 15.3%, during the nine months ended September 30, 2007, compared to the first nine months of 2006. The increase was primarily driven by compensation-related expenses ($4.2 million) resulting from higher payroll on increased workforce, increased sales commissions on additional sales volume, and higher incentive compensation on improved financial performance. Furthermore, we incurred additional expenses related to conferences and other events ($1.1 million) targeted to facilitate employee training and increase customer awareness of our software and services.

Research and development expenses decreased by $1.7 million, or 3.8%, to $42.4 million, in the nine months ended September 30, 2007, compared to the first nine months of 2006.  The decrease in research and development expense was related to higher research and development activity in connection with capitalizable project costs, in particular, the upcoming release of version 5.0 of Sunrise XA.  Capitalized software development costs increased by $5.7 million to $15.3 million in the nine months ended September 30, 2007 from $9.6 million in the nine months ended September 30, 2006. The increase in capitalizable software development costs was somewhat offset by additional compensation-related expenses on higher employee base as we expand our development activities.   Gross research and development costs, including capitalized software development costs, were $57.5 million in the third nine months of 2007, compared to $53.7 million in the same period of 2006.

General and administrative expenses increased by $5.3 million, or 28.8%, in the nine months ended September 30, 2007, compared to the first nine months of 2006. The majority of the increase in expenses was driven by $3.9 million in additional legal and professional expenses, of which $2.2 million were incurred in connection with the voluntary stock option review completed in May of 2007.  The results for 2007 also include increases in various other expenses to support increased level of activity during the period, including travel, recruiting, compensation as well as other associated expenses.  Additionally, the expenses incurred in the first nine months of 2006 were further reduced by capitalization of internal labor costs of $0.4 million in connection with implementation of our enterprise resource planning (“ERP”) system.

Depreciation and amortization increased by $1.7 million, or 14.7%, in the nine months ended September 30, 2007, compared to the same period of 2006. The increase in depreciation and amortization is attributable to the increased asset base, including our ERP system implemented in the second quarter of 2006, intangible assets acquired in the third quarter of 2006 related to the acquisition of Sysware Health Care Systems, Inc, as well as on-going purchases of fixed assets needed to support our operations.

In the nine months ended September 30, 2006, we recorded restructuring charges of $8.5 million. The restructuring was undertaken to better align our organization, reduce costs and to re-invest some of the cost savings into client-related activities including client support and professional services. We did not incur any restructuring charges during the first nine months of 2007. At September 30, 2007, the unpaid liability related to remaining lease and severance obligations in connection with our 2006 restructuring activities was $1.9 million, which we expect to pay out through 2009.

Interest Income, Net

Interest income increased by $1.1 million, or 28.0%, in the nine months ended September 30, 2007, compared to the first nine months of 2006. The increase was due to higher interest income earned in the first nine months of 2007 on higher balances of marketable securities investments.

Provision for Income Taxes

Income taxes were $0.5 million in the nine months ended September 30, 2007. There was no provision recorded in 2006. The provision was as a result of alternative minimum tax recorded, as well as non cash expense related to the utilization of pre-acquisition net operating losses pursuant to SFAS 109 “Accounting for Income Taxes.” The utilization of the pre-acquisition loss resulted in a corresponding reduction to goodwill.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

During the nine months ended September 30, 2007, operating activities provided $39.1 million of cash. Cash flow from operating activities reflected income generated from operations of $54.0 million, after adding back non cash charges of $37.0 million, which included depreciation and amortization, stock compensation and provision for bad debt. The impact of net income was offset in part by decrease in net working capital due to increase in accounts receivable ($5.0 million) related to increase in revenue, increase in prepaid expenses and other current assets ($6.2 million) due to timing of cash payments, decrease in accounts payable and other current liabilities ($9.7 million) related to timing of our contractual obligations of  payments, as well as payments of $3.8 million in connection with our 2006 restructuring activities and decrease in deferred revenue ($6.3 million ) due to timing of our customer billing cycles and a decline in up-front billing contracts. These changes were partly offset by the increase in accrued compensation ($9.7 million) due to timing of payroll transactions.

Investing Activities

Investing activities used $66.9 million of cash, and consisted of net purchases of marketable securities of $35.4 million to invest excess cash not needed in daily operations, routine business purchases of property and equipment of $13.1 million, capitalized software development costs of $15.3 million for new product development, $2.0 million used to collateralize a letter of credit on a new building lease, and $1.2 million related to earnout payments on our prior acquisitions.

Financing Activities

Financing activities provided cash inflow of $10.3 million from exercises of stock options. The timing and amount of cash provided by future stock option exercises is uncertain.

Future Capital Requirements

As of September 30, 2007, our principal source of liquidity was our cash and cash equivalents and marketable securities balances of $149.5 million. Our future liquidity requirements will depend on a number of factors including, among other things, the timing and level of our new sales volumes, the cost of our development efforts, the success and market acceptance of our future product releases, and other related items. We believe that our current cash and cash equivalents and marketable securities balances, combined with our anticipated cash collections from clients will be adequate to meet our currently anticipated liquidity requirements for the next twelve months. These requirements are expected to be funded with cash generated from operations, as well as our current cash and cash equivalent balances.

In October 2007, we initiated a restructuring plan to relocate our corporate headquarters from Boca Raton, Florida to Atlanta, Georgia. The intent of the restructuring plan is to consolidate more of our operations in one location, reduce overhead costs, and provide a more accessible location for existing and potential clients as well as employees. We currently estimate the restructuring costs will be between $2.5 million and $3.0 million. The charges will primarily consist of severance-related expenses associated with the termination of impacted employees.

In addition, we expect to incur other associated costs related to recruiting, training and transition of new employees of approximately $1.0 million. The restructuring and other associated costs are expected to be incurred during the fourth quarter of 2007 and the first quarter of 2008. The transition is expected to be substantially complete in the first quarter of 2008.

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2007, we did not have any material off-balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES

There were no material changes to our critical accounting policies as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006 filed with the SEC on May 23, 2007.

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

We do not currently use derivative financial instruments. We do not currently enter into foreign currency hedge transactions, although this may change if we are successful in expanding our international business. Foreign currency fluctuations have not had a material impact on our financial position or results of operations.

The following table illustrates potential fluctuation in annualized interest income based upon hypothetical values for blended interest rates for marketable securities balances:

Hypothetical	Marketable securities balances (in thousands)
Interest Rate	$100,000	$110,000	$120,000
1.5%	1,500	1,650	1,800
2.0%	2,000	2,200	2,400
2.5%	2,500	2,750	3,000
3.0%	3,000	3,300	3,600
3.5%	3,500	3,850	4,200
4.0%	4,000	4,400	4,800

We estimate that a one-percentage point decrease in interest rates for our marketable securities portfolio as of September 30, 2007 would have resulted in a decrease in interest income of $1.2 million for a twelve month period. This sensitivity analysis contains certain simplifying assumptions. For example, it does not consider the impact of changes in the portfolio as a result of our business needs or as a response to changes in the market. Therefore, although it gives an indication of our exposure to changes in interest rates, it is not intended to predict future results and our actual results will likely vary.

We account for cash equivalents and marketable securities in accordance with SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities.” Cash equivalents are short-term highly liquid investments with original maturity dates of three months or less. Cash equivalents are carried at cost, which approximates fair market value.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act as of September 30, 2007.  Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives of ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  There is no assurance that our disclosure controls and procedures will operate effectively under all circumstances.  Based upon the evaluation described above our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2007, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter-ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information set forth under Note 11 to the unaudited condensed consolidated financial statements of this quarterly report on Form 10-Q is incorporated herein by reference.

ITEM 1A. RISK FACTORS

Many risks affect our business.  The following is a new risk factor that has not previously been disclosed:

Our business strategy includes expansion into markets outside North America, which will require increased expenditures and if our international operations are not successfully implemented, such expansion may cause our operating results and reputation to suffer.

We plan to expand operations in markets outside North America.  There is no assurance that these efforts will be successful.  We have limited experience in marketing, selling, implementing and supporting our software abroad. Expansion of our international sales and operations will require a significant amount of attention from our management, establishment of service delivery and support capabilities to handle that business and commensurate financial resources, and will subject us to risks and challenges that we would not face if we conducted our business only in the United States.  We may not generate sufficient revenues from international business to cover these expenses.

The risks and challenges associated with operations outside the United States may include: localization of our software, including associated expenses and time delays; laws and business practices favoring local competitors; compliance with multiple, conflicting and changing governmental laws and regulations, including healthcare, employment, tax, privacy, healthcare information technology, and data and intellectual property protection laws and regulations; laws regulating exports of technology products from the United States and foreign government restrictions on acquisitions of U.S.-origin products; fluctuations in foreign currency exchange rates; difficulties in setting up foreign operations, including recruiting staff and management; and longer accounts receivable payment cycles and other collection difficulties.  One or more of these risks may cause our operating results and reputation to suffer.

Foreign sales subject us to numerous stringent U.S. and foreign laws, including the Foreign Corrupt Practices Act (“FCPA”), which prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. and other business entities for the purpose of obtaining or retaining business. As we expand our international operations, there is some risk of unauthorized payments or offers of payments by one of our employees, consultants, sales agents or distributors, which could constitute a violation by Eclipsys of various laws including the FCPA, even though such parties are not always subject to our control. Safeguards we implement to discourage these practices may prove to be less than effective and violations of the FCPA and other laws may result in severe criminal or civil sanctions, other liabilities, including class action law suits and enforcement actions from the SEC, Department of Justice and overseas regulators, which could adversely affect our reputation, business, financial condition or results of operations.
_______________

Many other risks affect our business.  These risks include, but are not limited to, those described below, each of which may be relevant to decisions regarding ownership of our stock.  We have attempted to organize the description of these risks into logical groupings to enhance readability, but many of the risks interrelate or could be grouped in other ways, so no special significance should be attributed to these groupings.  Any of these risks could have a significant adverse effect on our reputation, business, financial condition or results of operations.  The risks below reflect updates to previously disclosed risk factors, including the following new concepts: (i) risks associated with our recently announced plans to move our corporate headquarters to our existing office in Atlanta, Georgia, which has been added to our risk factor titled “If we fail to attract, motivate and retain highly qualified technical, marketing, sales and management personnel, our ability to execute our business strategy could be impaired;” and (ii) the increased marketplace ramifications of the Certification Commission for Healthcare Information Technology and its certification standards for software, which has been added to our risk factor titled “Potential changes in standards applicable to our software could require us to incur substantial additional development costs.”

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

We continuously strive to develop new software, and improve our existing software to add new features and functionality. We schedule and prioritize these development efforts according to a variety of factors, including our perceptions of market trends, client requirements, and resource availability. Our software is complex and requires a significant investment of time and resources to develop, test, and introduce into use. Sometimes this takes longer than we expect. Sometimes we encounter unanticipated difficulties that require us to re-direct or scale-back our efforts. Sometimes we change our plans in response to changes in client requirements, market demands, resource availability, regulatory requirements, or other factors. All of this can result in acceleration of some initiatives and delay of others.  If we make the wrong choices or do not manage our development efforts well, we may fail to produce software that responds appropriately to our clients' needs, or we may fail to meet client expectations regarding new or enhanced features and functionality.

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

Integration and interoperability of the software and systems provided by various vendors are important issues in the healthcare industry.  Market forces and regulatory authorities are causing emergence of software standards applicable to us, and if our software is not consistent with those standards we could be forced to incur substantial additional development costs to conform.  Healthcare delivery is now expanding to support community health, public health, public policy and population health initiatives.  In addition, interoperability and health information exchange features that support emerging and enabling technologies are becoming increasingly important to our clients and require large scale product enhancements and redesign.

For example, the Certification Commission for Healthcare Information Technology (“CCHIT”) is developing comprehensive sets of criteria for the functionality, interoperability, and security of various software modules in our industry. Achieving CCHIT certification is evolving as a de facto competitive requirement, resulting in increased research and development and administrative expense to conform to these requirements. CCHIT requirements may diverge from our software’s characteristics and our development direction.  We may choose not to apply for CCHIT certification of certain modules of our software or to delay applying for certification.  The CCHIT application process generally requires conformity with 100% of all criteria applicable to each module in order to achieve certification and there is no assurance that we will receive or retain certification for any particular module notwithstanding application. If our software is not consistent with emerging standards our market position and sales could be impaired and we will have to upgrade our software to remain competitive in the market.

RISKS RELATED TO OUR OPERATING RESULTS, ACCOUNTING CONTROLS AND FINANCES

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

In July and August 2007, four purported stockholder derivative complaints were filed in the United States District Court for the Southern District of Florida against certain current and former directors and officers of Eclipsys and Eclipsys as a nominal defendant.  The derivative complaints are similar to derivative complaints regarding stock option dating filed against many other companies during the last two years.  The complaints allege that during the period from at least 1999 until 2006 certain of Eclipsys’ option grants were backdated and that as a result of this alleged backdating of option grants our financial statements were misstated, and stock sales by the named defendants constituted improper insider selling.  The complaints are being consolidated and the defendants’ answers have not come due and have not been filed.  We are currently unable to predict the outcome of the litigation or to reasonably estimate the range of potential loss, if any.  However, dealing with this litigation will result in significant legal expenses and could divert management’s attention from other business concerns and result in adverse publicity and resulting reputational harm, which could impair our sales and marketing efforts.  Any fees payable to the plaintiffs’ counsel as a result of a settlement or judgment may be significant and may not be covered in whole or in part by insurance.  See Note 11 to our Condensed Consolidated Financial Statements for further details.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires that we maintain internal control over financial reporting that meets applicable standards. We had a material weakness in maintaining effective internal control over financial reporting in accordance with the requirements of Section 404 (see Item 9A. “Controls and Procedures” of our Form 10-K for the year ended December 31, 2006), and it is possible that we might in the future have another material weakness in maintaining such effective internal control over financial reporting.  If we are unable, or are perceived as unable, to produce reliable financial reports due to internal control deficiencies, investors could lose confidence in our reported financial information and our operating results which could result in a negative market reaction.

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

As a result of our 2006 acquisition of Mosum and subsequent expansion of our India operations, we have a significant workforce employed in India. Our operations in India include research and development and administrative functions, and we expect that our India operations will be integral to the company. This involves significant challenges that are increased by our lack of prior experience managing operations in India. Further, while there are certain cost advantages to operating in India, significant increases in the numbers of foreign businesses that have established operations in India and commensurate competition to attract and retain skilled employees has increased, and will likely continue to increase, compensation costs. As a result of these and other factors there can be no assurance that we will successfully integrate our India operations, or that our India operations will advance our business strategy and provide a satisfactory return on this investment.

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

On October 16, 2007 we announced plans to move our corporate headquarters to our existing office in Atlanta, Georgia.  Our current facility in Boca Raton, Florida, will be closed and the transition is scheduled to be substantially complete by March 1, 2008.  We could experience difficulty in immediately filling job vacancies created by employees that will not be relocating to Atlanta, or effectively training and transitioning the new employees, which could affect our operations and financial performance until replacements are hired and trained.  We will also incur additional costs associated with the relocation of our employees and corporate headquarters.

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

Our charter documents contain additional anti-takeover devices including:

•	only one of the three classes of directors is elected each year;

•	the ability of our stockholders to remove directors without cause is limited;

•	the right of stockholders to act by written consent has been eliminated;

•	the right of stockholders to call a special meeting of stockholders has been eliminated; and

•	advance notice must be given to nominate directors or submit proposals for consideration at stockholders meetings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)  Eclipsys’ Annual Meeting of Stockholders was held on July 11, 2007 in Atlanta, Georgia.

(b)  The following describes the voting on each matter considered at the 2007 Annual Meeting of Stockholders:

Matter		Votes For	Votes Against or Withheld	Abstained	Broker Non-votes

1.	Election of Class III Directors:
	Dan L. Crippen	47,233,214	471,070	n/a	n/a
	Edward A. Kangas	47,237,097	467,187	n/a	n/a

2.	Approve Eclipsys' Incentive Compensation Plan For Specified Officers	39,494,219	506,474	42,491	7,661,100

3.	Ratification of the selection of PricewaterhouseCoopers LLP as Eclipsys' independent registered certified public accounting firm for the fiscal year ending December 31, 2007	47,204,618	485,763	13,903	-

ITEM 6. EXHIBITS

See Index to exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 7, 2007

/s/ Robert J. Colletti
Robert J. Colletti
Senior Vice President and Chief Financial Officer

ECLIPSYS CORPORATION
EXHIBIT INDEX

Exhibit Number	Description

3.1 (1)	Third Amended and Restated Certificate of Incorporation of the Registrant
3.2 (1)	Certificate of Designation of Series A Junior Participating Preferred
3.3 (2)	Third Amended and Restated Bylaws of the Registrant
4.1 (2)	Specimen certificate for shares of Common Stock
4.2 (3)	Rights Agreement, dated July 26, 2000, by and between the Registrant and Fleet National Bank, as Rights Agent
10.1*	2007 Incentive Compensation Plan for Specified Officers
31.1	Rule 13a-14(a) Certification of R. Andrew Eckert
31.2	Rule 13a-14(a) Certification of Robert J. Colletti
32.1	Rule 13a-14(b) Certification of R. Andrew Eckert (pursuant to 18 U.S.C. Section 1350)
32.2	Rule 13a-14(b) Certification of Robert J. Colletti (pursuant to 18 U.S.C. Section 1350)

(1)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 000-24539)
(2)	Incorporated by reference to the Registrant's Registration Statement on Form S-1, as amended (File No. 333-50781)
(3)	Incorporated by reference to the Registrant's Current Report on Form 8-K dated August 8, 2000 (File No. 000-24539)
*	Indicates a management contract or compensatory plan or arrangement