Form 10-K
period 2007-12-31
ECLIPSYS CORP
filed 2008-02-29
CIK 1034088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO

SECTIONS 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-24539

ECLIPSYS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	65-0632092
(State of incorporation)	(I.R.S. Employer Identification Number)

Three Ravinia Drive

Atlanta, Georgia

30346

(Address of principal executive offices)

(404) 847-5000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.01 par value, and	The NASDAQ Stock Market LLC
Preferred Stock Purchase Rights	(NASDAQ Global Select)

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes  ☐    No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

Yes  ☐    No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☑    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☑

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2007 based upon the closing price of the Common Stock on the NASDAQ Global Select Market for such date was $951,756,676.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Shares Outstanding as of February 25, 2008
Common Stock, $0.01 par value	53,996,260

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

Actual results might differ materially from the results projected due to a number of risks and uncertainties, including those described in this report under the heading “Risk Factors” and in our other filings we make from time to time with the U.S. Securities and Exchange Commission. Except as required by law, we assume no obligation to publicly update or revise these forward-looking statements for any reason, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

Throughout this report we refer to Eclipsys Corporation and its consolidated subsidiaries as “Eclipsys,” “the Company,” “we,” “us,” and “our.”

Item 1.	Business

Overview

Eclipsys is a leading provider of advanced integrated clinical, revenue cycle and access management software, and professional services that help healthcare organizations improve their clinical, financial, operational and patient satisfaction outcomes. We develop and license proprietary software and clinical content that is designed for use in connection with many of the key clinical, financial and operational functions that healthcare organizations require. Among other things, our software enables physicians, nurses and other clinicians to coordinate care through a shared electronic medical record, place orders and access and share information about patients. Our software also helps clients optimize the healthcare revenue cycle, including patient admissions, scheduling, invoicing, inventory control and cost accounting. It also supports records maintenance and assessment of the profitability of specific medical procedures and personnel. Clinical content, which is integrated with our software, provides evidence-based guidelines for use by physicians, nurses and other clinicians.

We also provide a range of professional services related to our software. These services include software implementation, outsourcing, remote hosting of our software as well as third-party healthcare information technology applications, technical and user training and consulting.

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

We market our software to healthcare providers of many different sizes and specialties, including community hospitals, large multi-entity healthcare systems, academic medical centers, outpatient clinics and physician practices. Most of the top-ranked U.S. hospitals named in U.S. News & World Report’s Honor Roll use one or more of our solutions.

Available Information

Our website address is www.eclipsys.com. We make available free of charge, on or through our website, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the U.S. Securities and Exchange Commission or SEC. The information on our website is not incorporated into this annual report. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington D.C. 20549. These filings can also be accessed at the SEC’s website address at www.sec.gov. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

Eclipsys was incorporated in Delaware as “Integrated Healthcare Solutions, Inc.” in 1995 the name changed to “Eclipsys Corporation” in 1997.

Segments

Eclipsys operates in one segment, as further described in Note 2, “Summary of Significant Accounting Policies” in the Notes to the Consolidated Financial Statements.

Recent Developments

Software

We delivered Release 5.0 of Sunrise Clinical Manager™ and Sunrise Access Manager™ as part of the Sunrise Enterprise™ solution suite in late December 2007. Sunrise Enterprise is the Eclipsys suite of enterprise solutions that help our clients improve their clinical, financial, operational and patient-satisfaction outcomes across the healthcare continuum. The underlying Eclipsys XA™ architecture and ObjectsPlus/XA™ application development technology integrate clinical, access and financial solutions.

Release 5.0 contains significant incremental features that continue to enhance the capabilities of our offerings in all major clinical areas. The release includes integrated end-to-end order reconciliation capabilities, and incremental functionality in Sunrise Emergency Care™, Sunrise Ambulatory Care™, Sunrise Acute Care™, Sunrise Critical Care™, Sunrise Access Manager, Sunrise Enterprise Registration™, Sunrise Enterprise Scheduling™ and our business intelligence platform, Sunrise Analytics™. Sunrise Access Manager is now delivered on the same XA architecture as Sunrise Clinical Manager™, connecting revenue-cycle and clinical processes. XA is the open, scalable platform for the Sunrise Enterprise solution set. XA enables solutions based on its platform to be easier to integrate with other systems, more customizable to meet a client organization’s unique needs, and more cost-effective to maintain. Additionally, we have added a Web-based portal framework called Sunrise Clinician Portal™, providing clinicians with remote access to our software. Release 5.0 also enables healthcare providers to go beyond medication reconciliation to improve patient safety throughout the care process. The new orders reconciliation capability allows caregivers to reconcile all orders related to a patient’s care at all handoffs between caregivers and units, as well as admission and discharge.

Sale of Assets

In December 2007, as part of our strategy to expand and enhance content integration in Sunrise Knowledge-Based Charting™ and our other Sunrise Clinical Manager™ integrated solutions, we sold our Clinical Practice Model Resource Center (“CPMRC”) to Elsevier Inc. (“Elsevier”), a publisher of scientific, technical and health information products and services. The Company continues to include CPMRC content in its Sunrise Knowledge-Based Charting solution, in exchange for license fees payable to Elsevier. In addition, Elsevier will take over responsibility for maintenance and consulting services related to the CPMRC content, so our clients will have continuity in their relationships with the CPMRC professionals who perform those services. Going forward, the clinical content embedded within the Company’s Knowledge-Based Charting will continue to be enhanced through an ongoing strategic relationship between the Company and Elsevier.

Initiatives and Challenges for 2008

Eclipsys just released version 5.0 of Sunrise Clinical Manager and Sunrise Access Manager, part of the Sunrise Enterprise solution suite. We plan to implement this new release at several client sites in 2008. If our new software does not continue to achieve market acceptance, we experience any significant delays in implementing our new releases, or the software does not function as expected, our results of operations could be negatively affected, including a delay or loss in closing future new sales transactions.

Historically, Eclipsys has been perceived by the market primarily as a vendor of clinical solutions, including Computerized Physician Order Entry (CPOE), despite our strong revenue cycle offerings and experience. In 2008, we have launched a company-wide campaign to expand Eclipsys’ capabilities and brand name recognition as a provider of enterprise solutions that include integrated clinical, revenue cycle, and access management software, and professional services that help healthcare organizations improve their clinical, financial, operational and patient satisfaction outcomes. We believe the success of this initiative is important to our growth because we anticipate increased demand for revenue cycle and access management software, particularly integrated with clinical software. If we are not credible as a provider of these integrated solutions, our competitiveness may suffer.

We are focused on expanding our international business, including our operations in India and sales of our solutions in other parts of the world, such as the Asia-Pacific region and the Middle East. We achieved some initial success with our sale to SingHealth, the largest healthcare provider in Singapore, which selected Eclipsys Sunrise Clinical Manager as its electronic medical record platform, replacing its legacy clinical system. These initiatives are important to our ability to increase our development and client support capabilities in a high-quality and cost-effective manner, and to grow our business, and we expect to face challenges building brand-name recognition as we enter new international markets.

Healthcare Industry Factors

Healthcare organizations are under increased pressure to reduce medical errors and increase operational efficiencies. Our software and services are designed to help clients achieve these objectives. Government regulation is also requiring changes within the healthcare industry. We believe that these changes may increase demand for healthcare information technology software and services such as ours.

Centers for Medicare and Medicaid Services. In August 2007, the Centers for Medicare and Medicaid Services in the U.S. published the Fiscal Year 2008 Inpatient Prospective Payment System Final Rule identifying several “hospital-acquired conditions” the treatment for which will no longer be reimbursed by Medicare, starting in October 2008.

This new rule implements a provision of the Deficit Reduction Act of 2005 that aims to eliminate reimbursement for the treatment of these hospital-acquired conditions, unless the condition was present on admission. Starting in October 2008, Medicare claims that do not report secondary diagnoses that are present on admission will be returned to the hospital for correct submission of present on admission information. In order to avoid significant delays in Medicare reimbursement, hospitals must make significant changes to their admission and claims-submission procedures. If this hospital-acquired condition rule proves effective, private insurers are likely to implement similar guidelines. Eclipsys has developed and made available four Outcomes Toolkits that provide our clients proven methods of using our solutions effectively to improve outcomes in defined areas. We believe these toolkits will help our clients measure, reduce and report their incidence of hospital-acquired conditions, so our clients can reduce incidence of conditions that will soon be unreimbursed.

CCHIT. The U.S. Department of Health & Human Services initiatives have, among other things, led to the creation of the private-sector Certification Commission for Health Information Technology, or CCHIT, which consists of 15 commissioners from across the healthcare industry and is the recognized certification body in the United States for certifying health information technology products. CCHIT develops a set of private sector determined criteria for electronic health record functionality, interoperability, reliability and security, and is inspecting electronic health record software to determine its performance against these criteria. Eclipsys’ Sunrise Ambulatory Care™ 4.5 met CCHIT’s ambulatory electronic health record criteria for 2006, and is currently undergoing evaluation for certification on 2007 criteria.

In November 2007, we announced that Eclipsys’ Sunrise Acute Care release 4.5 Service Pack 4 is certified by CCHIT and meets the newly launched inpatient electronic health record criteria for 2007. Inpatient electronic health records are designed for use in acute care hospitals. It is not yet clear what effect CCHIT and decisions by vendors like us regarding whether and when to conform to CCHIT standards for various software modules will be, however we expect conformity to CCHIT standards to require significant and increasing investment.

Recognition of certain Interoperability Specifications of the Healthcare Information Technology Standards Panel. In January 2008, the U.S. Department of Health & Human Services recognized certain Interoperability Specifications of the Healthcare Information Technology Standards Panel, or HITSP, including electronic health record laboratory results reporting, biosurveillance and consumer empowerment. As a result, federal agencies will be required to appropriately consider health information technology systems and products that comply with these Interoperability Specifications when purchasing, implementing, or upgrading such items.

These HITSP specifications are expected to be added to CCHIT criteria in 2008 and 2009, requiring all electronic health record vendors to comply with these standards in order to obtain certification. This will further increase the research and development and administrative investments required to meet the CCHIT criteria.

Health Insurance Portability and Accountability Act. The U.S. Health Insurance Portability and Accountability Act of 1996 or HIPAA, seeks to impose national health data standards on covered entities. Under HIPAA, a covered entity includes (i) healthcare providers that conduct electronic health transactions; (ii) healthcare clearinghouses that convert health data between HIPAA-compliant and non-compliant formats; and (iii) health plans. The HIPAA standards prescribe, among other things, transaction formats and code sets for electronic health transactions, in order to protect individual privacy by limiting the uses and disclosure of individually identifiable health information. HIPAA also requires covered entities to implement administrative, physical and technological safeguards to ensure the confidentiality, integrity, availability and security of individually identifiable health information in electronic form.

We believe that the need for software that helps healthcare organizations become HIPAA compliant and maintain HIPAA compliance will continue to create demand for software and services such as ours. While we are not a covered entity under HIPAA, it does apply to many of our clients. Accordingly, we have developed our software to facilitate HIPAA compliance.

The Joint Commission. The Joint Commission (formerly known as the Joint Commission on Accreditation of Healthcare Organizations or JCAHO) is an independent non-profit organization that provides voluntary evaluation and accreditation for more than 15,000 healthcare organizations in the United States. The Joint Commission periodically introduces new process improvement initiatives, standards and performance measurements that are used to assess hospitals. The Joint Commission has also established patient safety standards and each year approves annual National Patient Safety Goals that include specific recommendations for improving patient safety. Most of our clients seek to comply with The Joint Commission standards. We believe that clients use our software and services to help them meet The Joint Commission standards.

The Internet. The Internet enables consumers to be more involved in their healthcare choices, and provides increased availability of medical information to physicians, clinicians and healthcare workers. As consumers adopt web-centric lifestyles, we believe that software and services like ours will become more appealing to a wider client base.

Eclipsys Offerings

We provide the following software and services:

•	Enterprise solutions that include clinical and financial software for use by healthcare organizations and clinicians;

•	Outpatient (clinic and physician office) software with enterprise clinical records and independent practice management software;

•	Professional services related to implementation and use of our software;

•	Consulting services to help our clients improve their operations;

•	IT outsourcing; and

•	Remote hosting of client IT systems, including our software and third-party software.

Software

Eclipsys software provides comprehensive functionality that helps healthcare organizations and care providers address many of their key clinical, financial and operational needs. Among other things, our software is designed to:

•	Integrate clinical, financial and access processes throughout the healthcare enterprise for increased quality, cost-efficiency, revenue, and client satisfaction;

•	Reconcile all orders between units and venues, including ambulatory settings, for improved safety during patient handoffs, admission and discharge;

•	Gather patient demographic information and support appropriate resource utilization through integrated scheduling and registration solutions;

•	Improve financial performance through reduced days in accounts receivable and increased cash collections;

•

Provide clinicians with access to patient information, evidence-based clinical content and supporting references, such as medical journals, as well as information regarding costs and effects of patient tests and treatments; and

•	Permit simultaneous access to real-time patient information by multiple users from access points throughout the clinical environment and from remote locations.

We have been committed to building our software on, and re-engineering and migrating existing software to, an open architecture based on the Microsoft.NET Framework and other industry-standard technologies. We believe this approach allows our software to be more extensible and easier to integrate with a client’s legacy and ancillary systems, and enables healthcare organizations to continue to derive value from their existing technology investments, and add other software as functional needs and resources dictate.

Sunrise Enterprise software built upon the Eclipsys XA architecture, which is based on the Microsoft.NET Framework, shares a common database model known as a Healthcare Data Repository. The Healthcare Data Repository can be used by all components within XA-based Eclipsys software, regardless of where inside or outside the healthcare organization a physician, nurse or other healthcare team member is located. Our XA-based solutions are designed to prevent the isolation of information and duplication of functionality that can occur with other information technology systems. We believe that this approach will enable a faster, more cost-effective implementation of our software, simplify software maintenance and provide a lower total cost of ownership.

Sunrise Enterprise is the Eclipsys suite of enterprise solutions that help our clients improve their clinical, financial, operational and patient-satisfaction outcomes throughout the continuum of care. The underlying Eclipsys XA architecture and ObjectsPlus/XA application development technology integrate clinical, access and financial solutions, providing a solid foundation for improved performance across the enterprise. Sunrise Enterprise is comprised of the following clinical, access, financial and departmental solutions.

Sunrise Clinical Manager provides a shared electronic health record platform and includes major integrated modules of Sunrise Acute Care™, Sunrise Ambulatory Care™, Sunrise Critical Care™, Sunrise Emergency Care™ and Sunrise Pharmacy™ — all of which share a common health data repository and real-time patient data. Sunrise Clinical Manager enables a physician or other authorized clinician to view patient data and enter orders quickly from any point in the enterprise, providing third-party evidence-based clinical decision support at the time of order entry.

Sunrise Access Manager TM, which also shares the Sunrise Clinical Manager platform and Health Data Repository, includes Sunrise Enterprise Scheduling TM and Sunrise Enterprise Registration TM. It enables healthcare providers to identify a patient at any time within a hospital and to collect and maintain patient information on an enterprise-wide basis.

Sunrise Patient Financials TM provides centralized enterprise-wide business office capabilities that help healthcare organizations improve financial workflows and more effectively manage their patient billing, accounts receivable, and contract management functions. This helps them reduce costs for this important function and maximize and accelerate appropriate reimbursements from patients and other parties.

Sunrise Decision Support™ integrates data from throughout the enterprise to create a clinical and financial data repository that can be used as a tool to analyze and measure clinical process and outcome data. It helps to determine the patient-level costs of care and to identify the practice patterns that result in high quality care at a low cost. It facilitates enterprise-wide cost and profitability analysis and strategic planning, modeling and forecasting.

Sunrise Record Manager™ provides comprehensive, enterprise health information management document and image-management functions. It enables healthcare organizations to effectively manage patient medical records, ranging from Joint Commission-compliance deficiency and chart completion management functions, and medical records abstracting, utilizing industry-standard encoders.

Sunrise Laboratory™ provides a comprehensive set of tools that help manage the data surrounding the testing of samples that are received in the laboratory. It is designed to streamline workflow and improve productivity, cost effectiveness and quality of the different processes within inpatient or outpatient laboratories. Sunrise Laboratory™ results are transmitted to the Sunrise Clinical Manager Health Data Repository to become part of the patient’s comprehensive electronic medical record. Sunrise Laboratory™ also has the related Sunrise Blood Bank™ solution to support the information and workflow needs of blood bank operations.

Sunrise eLink™ provides tools to enable the integration of clinical and financial data from disparate existing systems within an integrated health network.

Sunrise Radiology™, a comprehensive radiology information system, and Sunrise PACS™ picture archiving and communications system can be implemented together, separately, or part of an image-enabled clinical information system to deliver imaging data as an integrated part of the overall patient record that is accessible to clinicians at the point of care or other points of decision making using any Sunrise Enterprise-enabled device.

Services

Professional Services. We offer our clients professional assistance in the implementation of our software, the conversion and integration of their historical data into our software and systems, and ongoing training and support in the use of our software. We also provide maintenance releases and software updates, on a when and if available basis.

Consulting Services. We offer consulting services to help clients improve their operations.

Information Technology Outsourcing. Eclipsys provides full, partial or transitional IT outsourcing services to our clients. We assume partial to total responsibility for a healthcare organization’s IT operations using our employees and assets. These services include facilities management, by which we assume responsibility for all aspects of client internal IT operations, as well as network outsourcing, which relieves our clients of the need to secure and maintain an expensive IT infrastructure in a rapidly changing technological environment and transition management, which offers our clients a solution for migrating their IT to new processes, technologies or platforms without interfering with healthcare delivery.

Remote Hosting. We provide remote hosting services to our clients. Under this offering, we assume processing of a number of Eclipsys and non-Eclipsys applications for our clients using equipment and personnel at our facilities. This minimizes the capital investment, operating expense, and management challenges for our clients of maintaining the environment, equipment and technical staff required to support an organization’s IT operations.

Sales and Marketing

Our sales and marketing efforts target healthcare providers of a variety of sizes and specialties, including small, stand-alone hospitals, large multi-entity healthcare systems, academic medical centers, community hospitals and other healthcare organizations. We sell our software and services primarily in North America and are expanding into international markets, exclusively through our direct sales force, which is structured in geographic regions, with sales staff dedicated to either new business or existing client sales. Sales teams focusing on certain specialty solution areas, such as ancillary department software (such as Pharmacy, Laboratory and Radiology), outsourcing and/or remote hosting, etc., further support the regionalized sales teams. Sales to North Shore Long Island Jewish Health System represented 10% of our revenues in 2007.

Our marketing group develops targeted campaigns designed to increase demand for our software and services, as well as increase corporate awareness and brand identity for our company, both domestically and internationally. In addition to campaigns, advertising, direct mail, public relations and Internet-based marketing, our marketing group produces a wide range of collateral and sales support training and materials, and manages our annual Eclipsys User Network™ client conference, invitation-only Eclipsys Executive Forum and our presence at numerous industry trade shows and conferences throughout the year.

Seasonality

Our revenues have historically been lower in the first quarter of the year and greater in the fourth quarter of the year.

International

We commenced operations in India in 2006, through an acquisition of a small producer of laboratory software. By December 2007, our India operations, named Eclipsys (India) Private Limited, have expanded to include two offices and over 300 employees. We believe that India provides access to educated professionals to work on research development and support of our software, at an economically effective cost.

In October 2007, SingHealth, the largest healthcare provider in Singapore, selected Eclipsys Sunrise Clinical Manager as its electronic medical record platform. We are working to further expand into international markets.

Research and Development

We seek to maintain technological competitiveness and respond to market trends and our clients’ evolving needs. Our software is based on Microsoft’s .NET Framework and other industry standards. We are also creating new functionality for our existing software. We have reduced our reliance on outside vendors that have historically aided our internal personnel in software development. We use Microsoft’s Solutions Framework development methodology to gauge the quality and performance of our software development efforts. As part of these processes, we have also involved clients in our software design process, enabling them in some cases to have direct and regular access to the development staff, including its senior leadership.

Our latest-generation clinical and access solutions utilize the same architecture and share the same Health Data Repository and many other components, while being adapted for the workflows of different environments. This enables Eclipsys clients to tie together their workflows and operations across the entire continuum of care. Further, our software is built upon an open architecture that supports the secure exchange of data between systems, as well as the ability to embed and present evidence-based content.

Our spending on research and development (including capitalized software development costs) was $77.7 million, $71.9 million and $71.9 million in 2007, 2006 and 2005, respectively.

Competition

Eclipsys faces intense competition in the marketplace. We are confronted by rapidly changing technology, evolving user needs and the frequent introduction of new software to meet the needs of our current and future clients. Our principal competitors in our software business include Cerner Corporation, Epic Systems Corporation, Medical Information Technology, Inc, GE Healthcare, McKesson Corporation, and Siemens AG. Other software competitors include providers of practice management, general decision support and database systems, as well as segment-specific applications and healthcare technology consultants. Our services business competes with large consulting firms such as Deloitte & Touche and Cap Gemini, as well as independent providers of technology implementation and other services. Our outsourcing business competes with large national providers of technology solutions such as IBM Corporation, Computer Sciences Corp., and Perot Systems Corporation, as well as smaller firms. Several of our existing and potential competitors are better established, benefit from greater name recognition and have significantly more financial, technical and marketing resources than we do. Some competitors, particularly those with a more diversified revenue base or that are privately held, may have greater flexibility than we do to compete aggressively on the basis of price. Vigorous and evolving competition could lead to a loss of market share or pressure on our prices and could make it more difficult to grow our business profitably.

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

Employees

As of December 31, 2007, we had approximately 2,400 employees — 2,100 in North America and 300 in India. Our success depends significantly on our continued ability to attract and retain highly skilled and qualified personnel. Competition for such personnel is intense in our industry, particularly for software developers, implementation and service consultants and sales and marketing personnel. We cannot be assured that we will continue to attract and retain qualified personnel. Our employees are not represented by any labor unions. We consider our relations with our employees to be good.

Financial Information about Geographic Areas

Revenues from U.S. operations totaled $444.4 million, $394.5 million, and $359.3 million in 2007, 2006, and 2005, respectively. Revenues from outside the United States totaled $33.1 million, $33.1 million, and $24.0 million in 2007, 2006, and 2005, respectively. Long-lived assets in the United States totaled $133.8 million, $109.8 million, and $108.4 million in 2007, 2006, and 2005, respectively. Long-lived assets in other countries totaled $4.4 million, $3.8 million, and $2.9 million in 2007, 2006, and 2005, respectively. See Note 17 to the Consolidated Financial Statements for additional information.

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

Software development is time consuming, expensive and complex. Unforeseen difficulties can arise. We may encounter technical obstacles, and it is possible that we could discover additional problems that prevent our software from operating properly. If our software contains errors or does not function consistent with software specifications or client expectations, clients could assert liability claims against us and/or attempt to cancel their contracts with us. These risks are generally more significant for newer software, until it has been used for enough time in enough client locations for us to have addressed issues that are discovered through use in disparate circumstances and environments. Due to our development efforts, we generally have significant software that could be considered relatively new and therefore more vulnerable to these risks, including at present our medication management and ambulatory software, among other things. It is also possible that future releases of our software, which would typically include additional features, may be delayed or may require additional work to address issues that may be discovered as the software comes into use in our client base. If we fail to deliver software with the features and functionality promised to our clients, we could be subject to significant contractual damages, face serious harm to our reputation and our results of operations could be negatively impacted.

Our software development efforts may be inefficient or ineffective, which could adversely affect our results of operations.

We strive to develop new software, and improve our existing software to add new features and functionality. We schedule and prioritize these development efforts according to a variety of factors, including our perceptions of market trends, client requirements, and resource availability. Our software is complex and requires a significant investment of time and resources to develop, test, and introduce into use. Sometimes this takes longer than we expect. Sometimes we encounter unanticipated difficulties that require us to re-direct or scale-back our efforts. Sometimes we change our plans in response to changes in client requirements, market demands, resource availability, regulatory requirements, or other factors. All of this can result in acceleration of some initiatives and delay of others. These factors place significant demands upon our software development organization and require complex planning and decision making. If we make the wrong choices or do not manage our development efforts well, we may fail to produce software that responds appropriately to our clients' needs, or we may fail to meet client expectations regarding new or enhanced features and functionality.

Market changes or mistaken development decisions could decrease the demand for our software, which could harm our business and decrease our revenues.

The healthcare information technology market is characterized by rapidly changing technologies, evolving industry standards and new software introductions and enhancements that may render existing software obsolete or less competitive. Our position in the market could erode rapidly due to the development of regulatory or industry standards that our software may not fully meet, or due to changes in the features and functions of competing software, as well as the pricing models for such software. Our future success will depend in part upon our ability to enhance our existing software and services, and to timely develop and introduce competing new software and services with features and pricing that meet changing client and market requirements. As we evolve our offering in an attempt to anticipate and meet market demand, clients and potential clients may find our software and services less appealing. If software development for the healthcare information technology market becomes significantly more expensive due to changes in regulatory requirements or healthcare industry practices, or other factors, we may find ourselves at a disadvantage to larger competitors with more financial resources to devote to development. If we are unable to enhance our existing software or develop new software to meet changing client requirements in a timely manner, demand for our software could suffer.

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

We are dependent upon our proprietary information and technology. Our means of protecting our proprietary rights may not be adequate to prevent misappropriation. In addition, the laws of some foreign countries may not enable us to protect our proprietary rights in those jurisdictions. Also, despite the steps we have taken to protect our proprietary rights, it may be possible for unauthorized third parties to copy aspects of our software, reverse engineer our software or otherwise obtain and use information that we regard as proprietary. In some limited instances, clients can access source-code versions of our software, subject to contractual limitations on the permitted use of the source code. Furthermore, it may be possible for our competitors to copy or gain access to our content. Although our license agreements with clients attempt to prevent misuse of the source code or trade secrets, the possession of our source code or trade secrets by third parties increases the ease and likelihood of potential misappropriation of our software. Furthermore, others could independently develop technologies similar or superior to our technology or design around our proprietary rights.

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

Furthermore, our software generally requires significant capital expenditures by our clients. The sales cycle for our software ranges from 6 to 18 months or more from initial contact to contract execution. Our implementation cycle has generally ranged from 6 to 36 months from contract execution to completion of implementation. During the sales and implementation cycles, we will expend substantial time, effort and resources preparing contract proposals, negotiating the contract and implementing the software. We may not realize any revenues to offset these expenditures and, if we do, accounting principles may not allow us to recognize the revenues during corresponding periods. Additionally, any decision by our clients to delay purchasing or implementing our software would likely adversely affect our revenues.

We may experience implementation delays that could harm our reputation and violate contractual commitments.

Some of our software is complex and requires a lengthy and expensive implementation process. Each client’s situation is different, and unanticipated difficulties and delays may arise as a result of failures by us or the client to meet our respective implementation responsibilities or other factors. Because of the complexity of the implementation process, delays are sometimes difficult to attribute solely to us or the client. Implementation delays could motivate clients to delay payments or attempt to cancel their contracts with us or seek other remedies from us. Any inability or perceived inability to implement our software consistent with a client's schedule could harm our reputation and be a competitive disadvantage for us as we pursue new business. Our ability to improve sales depends upon many factors, including completion of implementation and successful use of our new software releases in live environments for clients who achieve success and are willing to become reference sites for us. Implementation also requires our clients to make a substantial commitment of their own time and resources and to make significant organizational and process changes, and if our clients are unable to fulfill their implementation responsibilities in a timely fashion, our projects may be delayed or become less profitable.

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

Our earnings can vary significantly depending on periodic software revenue.

Periodic software revenue include traditional license fees associated with new contracts signed in the financial reporting period, add-on licenses to existing clients and new client transactions, as well as revenue from contract backlog that had not previously been recognized pending contract performance that occurred or was completed during the period, and certain other activities during the period associated with existing client relationships. These periodic revenues generally have high margins given there are relatively little in-period costs associated with such revenues, and we therefore rely upon these revenues as an important element of our earnings in any period. These periodic revenues can fluctuate as a result of significant variations in the type and magnitude of sales and other contract and client activity in any period, and these variations make it difficult to predict the nature and amount of these periodic revenues. If periodic software revenues in any period decline from prior periods or fall short of our expectations, our earnings in that period will be adversely affected.

RISKS RELATED TO OUR INFORMATION TECHNOLOGY (“IT”) OR TECHNOLOGY SERVICES

Various risks could interrupt clients’ access to their data residing in our service center, exposing us to significant costs.

We provide remote hosting services that involve running our software and third-party vendor’s software for clients in our Technology Solutions Center. The ability to access the systems and the data the Technology Solution Center hosts and supports on demand is critical to our clients. Our operations and facilities are vulnerable to interruption and/or damage from a number of sources, many of which are beyond our control, including, without limitation: (i) power loss and telecommunications failures; (ii) fire, flood, hurricane and other natural disasters; (iii) software and hardware errors, failures or crashes; and (iv) computer viruses, hacking and similar disruptive problems. We attempt to mitigate these risks through various means including redundant infrastructure, disaster recovery plans, separate test systems and change control and system security measures, but our precautions may not protect against all problems. If clients' access is interrupted because of problems in the operation of our facilities, we could be exposed to significant claims by clients or their patients, particularly if the access interruption is associated with problems in the timely delivery of medical care. We must maintain disaster recovery and business continuity plans that rely upon third-party providers of related services, and if those vendors fail us at a time that our center is not operating correctly, we could incur a loss of revenue and liability for failure to fulfill our contractual service commitments. Any significant instances of system downtime could negatively affect our reputation and ability to sell our remote hosting services.

Any breach of confidentiality of client or patient data in our service center could expose us to significant expense and harm our reputation.

We must maintain facility and systems security measures to preserve the confidentiality of data belonging to our clients and their patients that resides on computer equipment in our Technology Solution Center. Notwithstanding the efforts we undertake to protect data, our measures can be vulnerable to infiltration as well as unintentional lapse, and if confidential information is compromised, we could face claims for contract breach, penalties for violation of applicable laws or regulations, significant costs for remediation and re-engineering to prevent future occurrences, and serious harm to our reputation.

Recruiting challenges and higher than anticipated costs in outsourcing our clients' IT operations may adversely affect our profitability.

We provide outsourcing services that involve operating clients' IT departments using our employees. At the initiation of these relationships, clients often require us to hire, at substantially the same compensation, the entire IT staff that had been performing the services we take on. In these circumstances, our costs may be higher than we target unless and until we are able to transition the workforce, methods and systems to a more scalable model. Various factors can make this difficult, including geographic dispersion of client facilities and variation in client needs, IT environments, and system configurations. Also, under some circumstances, we may incur unanticipated costs as a successor employer by inheriting obligations of that client. Further, facilities management contracts require us to provide the IT services specified by contract, and in some places it can be difficult to recruit qualified IT personnel. Changes in circumstances or failure to assess the client's environment and scope our services accurately can mean we must hire more staff than we anticipated in order to meet our responsibilities. If we have to increase salaries or relocate personnel, or hire more people than we anticipated, our costs may increase under fixed fee contracts.

Inability to obtain consents needed from third parties could impair our ability to provide remote IT or technology services.

We and our clients need consent from some third-party software providers as a condition to running their software in our service center, or to allowing our employees who work in client locations under facilities management arrangements to have access to their software. Vendors' refusal to give such consents, or insistence upon unreasonable conditions to such consents, could reduce our revenue opportunities and make our IT or technology services less viable for some clients.

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

Clients that use our legacy software are vulnerable to sales efforts of our competitors.

A significant part of our revenue comes from relatively high-margin legacy software that was installed by our clients many years ago. We attempt to convert these clients to our newer generation software, but such conversions may require significant investments of time and resources by clients. Our competitors also aggressively target these clients. If we are not successful in retaining a large portion of these clients by continuing to support legacy software - which is increasingly expensive to maintain - or by converting them to our newer software, our results of operations will be negatively affected.

The healthcare industry faces financial constraints that could adversely affect the demand for our software and services.

The healthcare industry faces significant financial constraints. For example, managed healthcare puts pressure on healthcare organizations to reduce costs, and regulatory changes have reduced Medicare reimbursement to healthcare organizations. In addition, the Fiscal Year 2008 Inpatient Prospective Payment System Final Rule, published by the Centers for Medicare and Medicaid in the U.S., identified several “hospital-acquired conditions” the treatment for which will no longer be reimbursed by Medicare, starting in October 2008. Our software often involves a significant financial commitment by our clients. Our ability to grow our business is largely dependent on our clients' information technology budgets. If healthcare information technology spending declines or increases more slowly than we anticipate, demand for our software could be adversely affected.

Healthcare industry consolidation could put pressure on our software prices, reduce our potential client base and reduce demand for our software.

Many healthcare organizations have consolidated to create larger healthcare enterprises with greater market power. If this consolidation trend continues, it could reduce the size of our target market and give the resulting enterprises greater bargaining power, which may lead to erosion of the prices for our software. In addition, when healthcare organizations combine they often consolidate infrastructure including IT systems, and acquisitions of our clients could erode our revenue base.

Potential changes in standards applicable to our software could require us to incur substantial additional development costs.

Integration and interoperability of the software and systems provided by various vendors are important issues in the healthcare industry. Market forces, regulatory authorities and industry organizations are causing the emergence of standards for software features and performance that are applicable to us, and conforming to these standards is expected to consume a substantial and increasing portion of our development resources. Healthcare delivery and ultimately the functionality demands of the electronic health record is now expanding to support community health, public health, public policy and population health initiatives. In addition, interoperability and health information exchange features that support emerging and enabling technologies are becoming increasingly important to our clients and require large scale product enhancements and redesign.

For example, the Certification Commission for Healthcare Information Technology, or CCHIT, is developing comprehensive sets of criteria for the functionality, interoperability, and security of healthcare software in the U.S. Achieving CCHIT certification is evolving as a de facto competitive requirement, resulting in increased research and development and administrative expense to conform to these requirements. Similar dynamics are evolving in international markets. CCHIT requirements may diverge from our software’s characteristics and our development direction. We may choose not to apply for CCHIT certification of certain modules of our software or to delay applying for certification. The CCHIT application process requires conformity with 100% of all criteria applicable to each module in order to achieve certification and there is no assurance that we will receive or retain certification for any particular module notwithstanding application. If our software is not consistent with emerging standards our market position and sales could be impaired and we will have to upgrade our software to remain competitive in the market.

RISKS RELATED TO OUR BUSINESS STRATEGY

Our business strategy includes expansion into markets outside North America, which will require increased expenditures and if our international operations are not successfully implemented, such expansion may cause our operating results and reputation to suffer.

We are working to further expand operations in markets outside North America. There is no assurance that these efforts will be successful. We have limited experience in marketing, selling, implementing and supporting our software abroad. Expansion of our international sales and operations will require a significant amount of attention from our management, establishment of service delivery and support capabilities to handle that business and commensurate financial resources, and will subject us to risks and challenges that we would not face if we conducted our business only in the United States. We may not generate sufficient revenues from international business to cover these expenses.

The risks and challenges associated with operations outside the United States may include: the need to modify our software to satisfy local requirements, including associated expenses and time delays; laws and business practices favoring local competitors; compliance with multiple, conflicting and changing governmental laws and regulations, including healthcare, employment, tax, privacy, healthcare information technology, and data and intellectual property protection laws and regulations; laws regulating exports of technology products from the United States and foreign government restrictions on acquisitions of U.S.-origin products; fluctuations in foreign currency exchange rates; difficulties in setting up foreign operations, including recruiting staff and management; and longer accounts receivable payment cycles and other collection difficulties. One or more of these risks may cause our operating results and reputation to suffer.

Foreign sales subject us to numerous stringent U.S. and foreign laws, including the Foreign Corrupt Practices Act, or FCPA, which prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. and other business entities for the purpose of obtaining or retaining business. As we expand our international operations, there is some risk of unauthorized payments or offers of payments by one of our employees, consultants, sales agents or distributors, which could constitute a violation by Eclipsys of various laws including the FCPA, even though such parties are not always subject to our control. Safeguards we implement to discourage these practices may prove to be less than effective and violations of the FCPA and other laws may result in severe criminal or civil sanctions, other liabilities, including class action law suits and enforcement actions from the SEC, Department of Justice and overseas regulators, which could adversely affect our reputation, business, financial condition or results of operations.

RISKS RELATED TO OUR OPERATING RESULTS, ACCOUNTING CONTROLS AND FINANCES

Our past stock option practices and related accounting issues have caused costly derivative litigation and may result in additional litigation, regulatory proceedings and governmental enforcement actions.

As a result of the voluntary review of historical stock option practices we undertook from February to May 2007, we concluded that incorrect measurement dates were used for accounting for certain prior stock option grants. As a result, we recorded additional non-cash stock-based compensation expense, and related tax effects, with regard to certain past stock option grants, and we restated certain previously filed financial statements.

We believe these restatements reflect appropriate judgments in determining the correct measurement dates for our stock option grants, and to date those judgments have not been challenged. However, as with other aspects of our financial statements, the results of our stock option review are subject to regulatory review and there is a risk that we may have to further restate prior period results as a result of such a review.

In July and August of 2007, four purported stockholder derivative complaints were filed in the United States District Court for the Southern District of Florida against certain current and former directors and officers of Eclipsys and Eclipsys as a nominal defendant, alleging that during the period from at least 1999 until 2006 certain of Eclipsys’ option grants were backdated and that as a result of this alleged backdating our financial statements were misstated, and stock sales by the named defendants constituted improper insider selling. These complaints were consolidated in November 2007. We are currently unable to predict the outcome of the litigation or to reasonably estimate the range of potential loss, if any. However, dealing with this litigation has required us to incur substantial legal expenses, which affected our financial results for 2007 and will continue to affect our 2008 results as well. The derivative litigation also could result in management distraction and adverse publicity and resulting reputational harm, which could impair our sales and marketing efforts.

The option review and conclusions and related litigation may result in additional claims by stockholders or employees, regulatory proceedings, government enforcement actions and related investigations and litigation. These risks include significant expenses, management distraction and potential damages, penalties, other remedies, or adverse findings, which could harm our business, financial condition, results of operations and cash flows.

We have a history of operating losses and we cannot predict future profitability.

We experienced operating losses in the years ended December 31, 2003 through 2006. Although we reported operating income for the year ended December 31, 2007, we may incur losses in the future, and it is not certain that we will sustain or increase our recent profitability.

Our operating results may fluctuate significantly and may cause our stock price to decline.

We have experienced significant variations in revenues and operating results from quarter to quarter. Our operating results may continue to fluctuate due to a number of factors, including:

•	the performance of our software and our ability to promptly and efficiently address software performance shortcomings or warranty issues;

•	the cost, timeliness and outcomes of our software development and implementation efforts, including expansion of our presence in India;

•	the timing, size and complexity of our software sales and implementations;

•	healthcare industry conditions and the overall demand for healthcare information technology;

•	the financial condition of our clients and potential clients;

•	market acceptance of our new services, software and software enhancements by us or our competitors;

•	client decisions regarding renewal or termination of their contracts;

•	software and price competition;

•	personnel changes and other organizational changes and related expenses;

•	significant judgments and estimates made by management in the application of generally accepted accounting principles;

•	healthcare reform measures and healthcare regulation in general; and

•	fluctuations in general economic and financial market conditions; including interest rates.

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

Client contracts can change or terminate early for a variety of reasons. Change of control, financial issues, or other changes in client circumstances may cause us or the client to seek to modify or terminate a contract. Further, either we or the client may generally terminate a contract for material uncured breach by the other. If we breach a contract or fail to perform in accordance with contractual service levels, we may be required to refund money previously paid to us by the client, or to pay penalties or other damages. Even if we have not breached, we may deal with various situations from time to time for the reasons described above which may result in the amendment or termination of a contract. These steps can result in significant current period charges and/or reductions in current or future revenue.

Because in many cases we recognize revenues for our software monthly over the term of a client contract, downturns or upturns in sales will not be fully reflected in our operating results until future periods.

We recognize a significant portion of our revenues from clients monthly over the terms of their agreements, which are typically 5-7 years and can be up to 10 years. As a result, much of the revenue that we report each quarter is attributable to agreements executed during prior quarters. Consequently, a decline in sales, client renewals, or market acceptance of our software in one quarter will not necessarily be reflected in lower revenues in that quarter, and may negatively affect our revenues and profitability in future quarters. In addition, we may be unable to adjust our cost structure to compensate for these reduced revenues. This monthly revenue recognition also makes it difficult for us to rapidly increase our revenues through additional sales in any period, as a significant portion of revenues from new clients may be recognized over the applicable agreement term.

Loss of revenue from large clients could have significant negative impact on our results of operations and overall financial condition.

During the fiscal year ended December 31, 2007, approximately 40% of our revenues were attributable to our 20 largest clients. In addition, approximately 38% of our accounts receivable as of December 31, 2007 were attributable to 20 clients. One client represents 10% of our revenues. Loss of revenue from significant clients or failure to collect accounts receivable, whether as a result of client payment default, contract termination, or other factors could have a significant negative impact on our results of operation and overall financial condition.

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

Funds associated with certain of our investments in auction rate securities may not be liquid or accessible for in excess of 12 months, and our auction rate securities may experience temporary or other-than-temporary decline in value, which would adversely affect our financial condition, cash flow and reported earnings.

A substantial portion of our short-term investment portfolio is invested in auction rate securities, or ARS, that are “AAA” rated notes backed by pools of insured student loans with long-term nominal maturities (up to 30 years) for which the interest rates are reset through a dutch auction process every 7, 28, or 35 days, pursuant to the security’s terms. On these reset dates, the holders of the securities have the opportunity to increase (buy), decrease (sell) or hold their investment.

Negative conditions in the credit and capital markets in February 2008 resulted in failed auctions of certain of our ARS because the amount of securities submitted for sale exceeded the amount of related purchase orders. If uncertainties in the credit and capital markets continue, these markets deteriorate further or we experience any rating downgrades on any investments in our portfolio (including on ARS), funds associated with these securities may not be liquid or accessible for in excess of 12 months and we may incur temporary or other-than-temporary impairments in the carrying value of our investments, which could negatively affect our financial condition, cash flow and reported earnings. Additionally, a continued deterioration in market conditions that cause us to conclude that our marketable securities are not available to fund current operations would result in classifying our ARS as noncurrent assets.

In February 2008, we entered into an agreement with an investment bank, pursuant to which we received $45 million in exchange for a transfer to the bank (as a form of collateral) of ARS with a nominal value of $90 million in the aggregate. We intend to replace this short-term arrangement with proceeds from a longer-term commercial credit facility, or sale of ARS, or both, but there is no assurance that these alternative sources of liquidity will be available on reasonable terms, if at all. If the market value of our ARS deteriorates significantly, our short-term financing arrangement, or any credit facility we enter into to replace the short-term arrangement, may become under-collateralized, which would require us to post additional security to maintain contractually required margins. If we failed to meet margin requirements, we could face liquidation of the underlying collateral at substantial discounts. See Item 7A, Quantitative and Qualitative Disclosures about Market Risk, and Note 19 to the Consolidated Financial Statements for further information.

Inability to obtain other financing could limit our ability to conduct necessary development activities and make strategic investments.

While our available cash and cash equivalents and the cash we anticipate generating from operations appear at this time to be adequate to meet our foreseeable needs, we could incur significant expenses as a result of unanticipated events in our business or competitive, regulatory, or other changes in our market. As a result, we may in the future need to obtain other financing. If other financing is not available on acceptable terms, we may not be able to respond adequately to these changes, which could adversely affect our operating results and the market price of our common stock.

RISKS OF LIABILITY TO THIRD PARTIES

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

Complex software such as ours may contain errors or failures that are not detected until after the software is introduced or updates and new versions are released. It is challenging for us to envision and test our software for all potential problems because it is difficult to simulate the wide variety of computing environments, medical circumstances or treatment methodologies that our clients may deploy or rely upon. Despite extensive testing by us and clients, from time to time we have discovered defects or errors in our software, and such defects or errors can be expected to appear in the future. Defects and errors that are not timely detected and remedied could expose us to risk of liability to clients, clinicians and patients and cause delays in software introductions and shipments, result in increased costs and diversion of development resources, require design modifications or decrease market acceptance or client satisfaction with our software.

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

We depend upon licenses for some of the technology used in our software from a number of third-party vendors. Most of these licenses expire within one to five years, can be renewed only by mutual consent and may be terminated if we breach the terms of the license and fail to cure the breach within a specified period of time. We may not be able to continue using the technology made available to us under these licenses on commercially reasonable terms or at all. As a result, we may have to discontinue, delay or reduce software sales until we obtain equivalent technology, which could hurt our business. Most of our third-party licenses are non-exclusive. Our competitors may obtain the right to use any of the technology covered by these licenses and use the technology to compete directly with us. In addition, if our vendors choose to discontinue support of the licensed technology in the future or are unsuccessful in their continued research and development efforts, particularly with regard to Microsoft, we may not be able to modify or adapt our own software.

Our software offering often includes modules provided by third parties, and if these third parties do not meet their commitments, our relationships with our clients could be impaired.

Some of the software modules we offer to clients are provided by third parties. We often rely upon these third parties to produce software that meets our clients’ needs and to implement and maintain that software. If these third parties fail to fulfill their responsibilities, our relationships with affected clients could be impaired, and we could be responsible to clients for the failures. We might not be able to recover from these third parties for all of the costs we incur as a result of their failures.

If we undertake additional acquisitions, they may be disruptive to our business and could have an adverse effect on our future operations and the market price of our common stock.

An important element of our business strategy has been expansion through acquisitions and while there is no assurance that we will complete any future acquisitions, any acquisitions would involve a number of risks, including the following:

•

The anticipated benefits from the acquisition may not be achieved. The integration of acquired businesses requires substantial attention from management. The diversion of management’s attention and any difficulties encountered in the transition process could hurt our business.

•

In future acquisitions, we could issue additional shares of our common stock, incur additional indebtedness or pay consideration in excess of book value, which could dilute future earnings. We also have exposure given the risk of assumed liabilities.

•	New business acquisitions generate significant intangible assets that result in substantial related amortization charges to us and possible impairments.

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

If we fail to comply with applicable requirements, the FDA could respond by imposing fines, injunctions or civil penalties, requiring recalls or software corrections, suspending production, refusing to grant pre-market clearance or approval of software, withdrawing clearances and approvals, and initiating criminal prosecution. Any FDA policy governing computer products or content may increase the cost and time to market of new or existing software or may prevent us from marketing our software.

Changes in federal and state regulations relating to patient data could depress the demand for our software and impose significant software redesign costs on us.

Clients use our systems to store and transmit highly confidential patient health information and data. State and federal laws and regulations and their foreign equivalents govern the collection, security, use, transmission and other disclosures of health information. These laws and regulations may change rapidly and may be unclear or difficult to apply.

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

States and foreign jurisdictions in which we or our clients operate have adopted, or may adopt, privacy standards that are similar to or more stringent than the federal HIPAA privacy standards. This may lead to different restrictions for handling individually identifiable health information. As a result, our clients may demand information technology solutions and services that are adaptable to reflect different and changing regulatory requirements which could increase our development costs. In the future, federal, state or foreign governmental or regulatory authorities or industry bodies may impose new data security standards or additional restrictions on the collection, use, transmission and other disclosures of health information. We cannot predict the potential impact that these future rules may have on our business. However, the demand for our software and services may decrease if we are not able to develop and offer software and services that can address the regulatory challenges and compliance obligations facing our clients.

RISKS RELATED TO OUR PERSONNEL AND ORGANIZATION

Our growing operations in India expose us to risks that could have an adverse effect on our results of operations.

We now have a significant workforce employed in India engaged in a broad range of development, support and corporate infrastructure activities that are integral to our business and critical to our profitability. This involves significant challenges that are increased by our lack of prior experience managing operations in India. Further, while there are certain cost advantages to operating in India, significant growth in the technology sector in India has increased competition to attract and retain skilled employees with commensurate increases in compensation costs. We may not be able to hire and retain such personnel at compensation levels consistent with our existing compensation and salary structure. Many of the companies with which we compete for hiring experienced employees have greater resources than we have and may be able to offer more attractive terms of employment. In addition, our operations in India require ongoing capital investments and expose us to foreign currency fluctuations, which may significantly reduce or negate any cost benefit anticipated from such expansion. As a result of these and other factors there can be no assurance that we will successfully integrate our India operations, or that our expansion in India will advance our business strategy and provide a satisfactory return on this investment.

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

On October 16, 2007 we announced plans to move our corporate headquarters to our existing office in Atlanta, Georgia. Our current facility in Boca Raton, Florida, will be closed and the transition is scheduled to be substantially complete by March 1, 2008. We could experience difficulty in the completion of training and transitioning the new employees, which could affect our operations and financial performance until replacements are independently completing all responsibilities. We will also incur additional costs associated with the relocation of our employees and corporate headquarters.

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

Our corporate headquarters are located in Atlanta, Georgia under a lease that expires in September 2017. In addition, we maintain leased office space in Phoenix, Arizona; Irvine, California; San Jose, California; Rockville, Maryland; Boston, Massachusetts; St. Louis, Missouri; Mountain Lakes, New Jersey; Malvern, Pennsylvania; Richmond, British Columbia, Canada; Vadodara, India; Pune, India; and certain small offices for remote employees. These leases expire at various times through September 2013.

Item 3.	Legal Proceedings

See Note 12, “Commitments and Contingencies” in Notes to the Consolidated Financial Statements.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our stockholders during the fourth quarter of 2007.

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

	High	Low
2006
First quarter	$26.27	$18.36
Second quarter	$24.17	$16.70
Third quarter	$19.73	$13.71
Fourth quarter	$22.46	$17.35
2007
First quarter	$21.93	$17.81
Second quarter	$21.38	$18.17
Third quarter	$25.40	$19.76
Fourth quarter	$26.09	$21.80

Holders of Record

On February 25, 2008, the last reported sale price of our common stock on the NASDAQ Global Select Market was $21.84 per share. Also as of February 25, 2008, we had approximately 309 stockholders of record.

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

Comparative Stock Performance

The following graph compares the cumulative total stockholder return on our Voting Common Stock from December 31, 2002 to December 31, 2007 with the cumulative total return of (i) the companies traded on the NASDAQ Global Select Market (the “NASDAQ Composite Index”) and (ii) the NASDAQ Computer & Data Processing Index. The graph assumes the investment of $100.00 on December 31, 2002 in (i) our Voting Common Stock, (ii) the NASDAQ Composite Index and (iii) the NASDAQ Computer & Data Processing Index, and assumes that any dividends are reinvested.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Eclipsys Corporation, The NASDAQ Composite Index

And The NASDAQ Computer & Data Processing Index

*	$100 invested on 12/31/02 in stock or index-including reinvestment of dividends.

Fiscal	year ending December 31.

	Cumulative Total Return
	12/02	12/03	12/04	12/05	12/06	12/07
Eclipsys Corporation	100.00	217.57	381.87	353.83	384.30	473.08
NASDAQ Composite	100.00	149.75	164.64	168.60	187.83	205.22
NASDAQ Computer & Data Processing	100.00	124.95	143.03	147.06	166.33	197.68

The Eclipsys Corporation index is based upon the closing prices of Eclipsys Corporation Common Stock on the last trading day of 2002, 2003, 2004, 2005, 2006 and 2007 of $5.35, $11.64, $20.43, $18.93, $20.56, and $25.31, respectively.

Note: The stock price performance shown on the graph above is not necessarily indicative of future price performance. This graph is not “soliciting material,” is not deemed “filed” with the Securities and Exchange Commission and is not to be incorporated by reference in any of our filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, regardless of any general incorporation language in such filing.

Issuer Purchases of Equity Securities

The following table sets forth information with respect to purchases by Eclipsys of its equity securities registered pursuant to Section 12 of the Exchange Act during the quarter ended December 31, 2007:

Period	(a) Total Number of Shares of Common Stock Purchased		(b) Average Price Paid Per Share of Common Stock	(c) Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares of Common Stock that May Yet Be Purchased Under the Plans or Programs
October 1-31, 2007	—		—	—	—
November 1-30, 2007	—		—	—	—
December 1-31, 2007	17,903	[1]	$23.20	—	—

Total	17,903		$23.20	—	—

[1]

These shares were tendered to the Company by employees holding common stock initially issued to them in the form of restricted stock awards in order to reimburse the Company for income tax deposits paid by the Company on their behalf in respect of taxable income resulting from scheduled vesting of restricted shares.

Item 6.	Selected Financial Data

The Consolidated Statements of Operations for the years ended December 31, 2007, 2006 and 2005, and the Consolidated Balance Sheet data as of December 31, 2007 and 2006, are derived from our audited Consolidated Financial Statements appearing elsewhere in this Annual Report on Form 10-K. The Consolidated Statements of Operations for the years ended December 31, 2004 and 2003, and the consolidated balance sheet data as of December 31, 2005, 2004, and 2003, are derived from audited Consolidated Financial Statements that have not been included in this filing.

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

Consolidated Statements of Operations

(in thousands, except per share data)

	Year Ended December 31,
	2007	2006	2005	2004	2003
Revenues:
Systems and services	$460,853	$409,450	$370,380	$282,124	$233,971
Hardware	16,680	18,092	12,962	26,951	20,708

Total revenues	477,533	427,542	383,342	309,075	254,679

Costs and expenses:
Cost of systems and services	263,155	237,617	225,131	168,748	143,630
Cost of hardware	12,343	14,592	11,055	22,949	17,252
Sales and marketing	76,074	63,391	64,080	65,599	71,151
Research and development	56,749	57,768	51,771	58,187	58,286
General and administrative	32,959	24,972	19,479	15,951	14,071
Depreciation and amortization	17,760	15,736	14,659	13,284	10,492
Restructuring charge	1,175	14,670	—	—	—

Total costs and expenses	460,215	428,746	386,175	344,718	314,882

Income (loss) from operations	17,318	(1,204)	(2,833)	(35,643)	(60,203)
Gain on sale of assets	12,761	—	—	—	—
Interest income, net	7,070	5,335	3,102	1,614	2,418

Income (loss) before income taxes	37,149	4,131	269	(34,029)	(57,785)
(Benefit) provision for income taxes	(3,992)	38	—	—	—

Net income (loss)	$41,141	$4,093	$269	$(34,029)	$(57,785)

Net income (loss) per common share: Basic net income (loss) per common share	$0.78	$0.08	$0.01	$(0.73)	$(1.27)

Diluted net income (loss) per common share	$0.76	$0.08	$0.01	$(0.73)	$(1.27)

Basic weighted average common shares outstanding	52,737	51,472	47,947	46,587	45,405

Diluted weighted average common shares outstanding	54,004	52,948	50,638	46,587	45,405

Balance Sheet Data

	(in thousands)
	December 31,
	2007	2006	2005	2004	2003
Cash and cash equivalents	$22,510	$41,264	$76,693	$122,031	$151,683
Marketable securities	168,925	89,549	37,455	—	—
Working capital	164,842	89,597	52,245	46,891	78,991
Total assets	465,433	363,278	328,671	296,004	295,998
Stockholder’s equity	258,014	190,656	145,529	122,758	142,806

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis should be read in conjunction with our consolidated financial statements, including the notes thereto, which are included elsewhere in this document.

EXECUTIVE OVERVIEW

About the Company

Eclipsys is a leading provider of advanced integrated clinical, revenue cycle and access management software, and professional services that help healthcare organizations improve their clinical, financial, operational and patient satisfaction outcomes. We develop and license proprietary software and content that is designed for use in connection with many of the key clinical, financial and operational functions that healthcare organizations require. Among other things, our software enables physicians, nurses and other clinicians to coordinate care through a shared electronic medical record, place orders and access and share information about patients. Our software helps clients optimize the healthcare revenue cycle, including patient admissions, scheduling, invoicing, inventory control and cost accounting, in addition to providing records maintenance and assessment of the profitability of specific medical procedures and personnel. Clinical content, which is integrated with our software, provides evidence-based practice guidelines for use by physicians, nurses and other clinicians.

We also provide professional services related to our software. These services include software implementation, outsourcing, remote hosting of our software as well as third-party healthcare information technology applications, technical and user training and consulting.

Our income statement items of revenue are as follows:

•

Systems and services revenue includes revenue derived from a variety of sources, including software licenses and contractual software maintenance (under which fees are recognized ratably over the term of the contract), and professional services. Our systems and services revenue includes both “subscription” software license revenue (which is recognized ratably over a contractual term) and license revenue related to “traditional” software contracts (which is generally recognized upon delivery of the software and represents less than 10% of total revenues). For some clients, we host the software applications licensed from us remotely on our own servers, which saves such clients the cost of procuring and maintaining hardware and related facilities. For other clients, we offer an outsourced solution in which we assume partial to total responsibility for a healthcare organization’s information technology operations using our employees. Margins on the license and maintenance revenue are generally significantly higher than those on the professional services revenues.

•

Hardware revenue results from our sale of computer hardware to our clients in connection with their implementation of our software. We purchase this hardware from suppliers and resell it to our clients. As clients opt for remote hosted solutions, clients’ need for hardware is reduced and future hardware revenues may be negatively impacted. The amount of hardware revenues, and the proportion of our total revenues that they represent, can vary significantly from period to period. Margins on hardware revenues are generally significantly lower than those on systems and services revenues.

We market our software to healthcare providers of many different sizes and specialties, including community hospitals, large multi-entity healthcare systems, academic medical centers, outpatient clinics and physician practices. Most of the top-ranked U.S. hospitals named in U.S. News & World Report’s Honor Roll use one or more of our solutions.

We commenced operations in India in 2006 through an acquisition of a small producer of laboratory software. By December 2007, our India operations, now named Eclipsys (India) Private Limited, have expanded to include two offices and over 300 employees. We believe that India provides base access to educated professionals to work on research development and support of our software, at an economically effective cost.

In October 2007, as a result of our efforts to grow internationally, SingHealth, the largest healthcare provider in Singapore, selected Eclipsys Sunrise Clinical Manager as its electronic medical record platform.

In the third quarter of 2007, as part of the ongoing refinement of our business mix, we decided to exit our networking services business. The exit of the business was completed in the fourth quarter of 2007.

In December 2007, we sold our Clinical Practice Model Resource Center (CPMRC) business to Elsevier, a world-leading publisher of scientific, technical and health information products and services.

The decision to exit our networking services business as well as the sale of CPMRC will result in an aggregate reduction of approximately $20.0 million to the Company’s base business revenue stream in 2008 when compared to 2007. We expect to more than offset this loss of revenue with growth in other areas of the business.

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

Strategy

Our strategy for revenue growth is to (1) increase recurring revenue streams; (2) continue to win new clients both domestically and in international markets; (3) expand product footprint at existing clients; (4) continue to broaden our solution portfolio; and (5) take advantage of market opportunities to replace outdated revenue cycle management solutions.

2008 Outloook

The company currently expects 2008 annual revenues to range from $506 million to $518 million. Excluding stock-based compensation expense, costs associated with our derivative litigation, and costs associated with corporate relocation, non-GAAP earnings per share on a diluted basis are expected to range from $0.98 to $1.02.

New Accounting Pronouncements

See Note 2 to our consolidated financial statements for a description of new accounting pronouncements.

Critical Accounting Policies

We believe there are several accounting policies that are critical to understanding our historical and future performance as these policies affect the reported amount of revenues and expenses and other significant areas involving management’s judgments and estimates. On an ongoing basis, management evaluates and adjusts its estimates and judgments, if necessary. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingencies. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be materially different from those estimates. These critical accounting policies relate to revenue recognition, allowance for doubtful accounts, capitalized software development costs, stock based compensation and income taxes. Please refer to Note 2 of the audited Consolidated Financial Statements for further discussion of our significant accounting policies.

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

We generally contract under multiple element arrangements, which include software license fees, hardware and services, including implementation, integration, training and software maintenance, for periods of 3 to 7 years. We evaluate revenue recognition on a contract-by-contract basis as the terms of each arrangement vary. The evaluation of our contractual arrangements often requires judgments and estimates that affect the timing of revenue recognized in our statements of operations. Specifically, we may be required to make judgments about:

•	whether the fees associated with our software and services are fixed or determinable;

•	whether collection of our fees is considered probable;

•	whether professional services are essential to the functionality of the related software;

•	whether we have the ability to make reasonably dependable estimates in the application of the percentage-of-completion method; and

•	whether we have verifiable objective evidence of fair value for our software and services.

We recognize revenues in accordance with the provisions of Statement of Position (“SOP”) 97-2 “Software Revenue Recognition,” as amended by SOP 98-9, Staff Accounting Bulletin (“SAB”) 104 “Revenue Recognition,” and Emerging Issues Task Force (“EITF”) 00-21 “Revenue Arrangements with Multiple Deliverables.” SOP 97-2 and SAB 104, as amended, require among other matters, that there be a signed contract evidencing an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is probable.

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

Software license fees are recognized ratably over the term of the contract, commencing upon the delivery of the software provided that (1) there is evidence of an arrangement, (2) the fee is fixed or determinable and (3) collection of our fee is considered probable. The value of the software is determined using the residual method pursuant to SOP 98-9 “Modification of SOP 97-2, With Respect to Certain Transactions.” These contracts contain the rights to unspecified future software within the suite purchased and/or unspecified platform transfer rights that do not qualify for exchange accounting. Accordingly, these arrangements are accounted for pursuant to paragraphs 48 and 49 of SOP 97-2 “Software Revenue Recognition.” Under certain arrangements, we capitalize related direct costs consisting of third party software costs and direct software implementation costs. These costs are amortized over the term of the arrangement.

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

We consider the applicability of EITF 00-3, “Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware,” to our remote hosting services arrangements on a contract-by-contract basis. If we determine that the client has the contractual right to take possession of our software at any time during the hosting period without significant penalty, and can feasibly run the software on its own hardware or enter into another arrangement with a third party to host the software, a software element covered by SOP 97-2 exists. When a software element exists in a remote hosting services arrangement, we recognize the license, professional services and remote hosting services revenues pursuant to SOP 97-2, whereby the fair value of the remote hosting service is recognized as revenue ratably over the term of the remote hosting contract. If we determine that a software element covered by SOP 97-2 is not present in a remote hosting services arrangement, we recognize revenue for the remote hosting services arrangement, ratably over the term of the remote hosting contract pursuant to SAB 104.

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

Revenues related to such software and services are recognized as follows:

Software license fees and maintenance marketed on a stand-alone basis may be licensed either under traditional contracts or under subscription arrangements. Software license fees under traditional contracts are recognized pursuant to SOP 97-2 upon delivery of the software, persuasive evidence of an arrangement exists, the fee is fixed or determinable and collectibility is probable. Under subscription agreements for stand-alone software, license fees are recognized ratably over the term of the contract. With respect to maintenance, VSOE is determined based on substantive renewal prices contained in the contracts. Maintenance is recognized ratably over the term of the contract.

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

We provide outsourcing services to our clients. Under these arrangements we assume full, partial or transitional responsibilities for a healthcare organization’s IT operations using our employees. Our outsourcing services include facilities management, network outsourcing and transition management. These arrangements typically range from five to ten years in duration. Revenues from these arrangements are recognized when services are performed.

We record reimbursable out-of-pocket expenses in both systems and services revenues and as a direct cost of systems and services in accordance with EITF 01-14, “Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred.” For 2007, 2006, and 2005 reimbursable out-of-pocket expenses were $11.6 million, $9.0 million, and $9.2 million, respectively.

In accordance with EITF 00-10, “Accounting for Shipping and Handling Fees,” we have classified the reimbursement by clients of shipping and handling costs as revenue and the associated cost as cost of revenue.

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

Capitalized Software Development Costs

We capitalize a portion of our computer software development costs incurred subsequent to establishing technological feasibility. These costs include salaries, benefits, consulting and other directly related costs incurred in connection with programming and testing software. Capitalization ceases when the software is generally released for sale to clients. Management monitors the net realizable value of development costs to ensure that the investment will be recovered through future revenues. Capitalized software development costs were $20.9 million, $14.1 million, and $20.1 million for the years ended December 31, 2007, 2006, and 2005, respectively. These costs are amortized over the greater of the ratio that current revenues are to total and anticipated future revenues for the applicable software or the straight-line method over three years. Amortization of capitalized software development costs, which is included in cost of systems and services, was $15.0 million, $17.5 million, and $14.3 million for the years ended December 31, 2007, 2006, and 2005, respectively. Accumulated amortization of capitalized software development costs was $23.8 million and $27.6 million as of December 31, 2007 and 2006, respectively.

Stock-Based Compensation

We account for stock-based employee compensation arrangements in accordance with Statement of Financial Accounting Standards (“SFAS”) 123(R) “Share-Based Payment,” as adopted effective January 1, 2006. Prior to January 1, 2006, we accounted for our stock-based employee compensation arrangements under the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion 25 “Accounting for Stock Issued to Employees,” as allowed by SFAS 123, “Accounting for Stock-Based Compensation,” as amended by SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” As a result, no expense was recognized for options to purchase our common stock that were granted with an exercise price equal to fair market value at the date of grant and no expense was recognized in connection with purchases under our employee stock purchase plan prior to January 1, 2006.

We elected to adopt SFAS 123(R) using the modified prospective method. Under this method, compensation cost recognized during the year ended December 31, 2007, includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 amortized over the awards’ vesting period, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R) amortized on a straight-line basis over the awards’ vesting period. The fair value of stock options is estimated at the date of grant using the Black-Scholes option pricing model with weighted average assumptions for the activity under our stock plans. Option pricing model input assumptions such as expected term, expected volatility, and risk-free interest rate, impact the fair value estimate. Further, the forfeiture rate impacts the amount of aggregate compensation. These assumptions are subjective and generally require significant analysis and judgment to develop. When estimating fair value, some of the assumptions were based on or determined from external data (for example, the risk free interest rate) and other assumptions were derived from our historical experience (for example volatility). The appropriate weight to place on historical experience is a matter of judgment, based on relevant facts and circumstances. Pro forma results for prior periods have not been restated.

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

Income Taxes

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. A change in these estimates could have a material effect on our operating results. We estimate our income taxes in each of the jurisdictions in which we operate. This process requires us to estimate our actual current tax exposure, together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included on our Consolidated Balance Sheet.

We assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we must establish a valuation allowance. Accordingly, we have recorded a valuation allowance against our total net deferred tax asset related to our U.S. and Indian operations.

To the extent we establish a valuation allowance or change this allowance in a period, we include an expense or a benefit within the tax provision in the Statement of Operations. We are required to reverse the valuation allowance and record a benefit for the net deferred tax asset if and to the extent that we conclude that it is more likely than not that we will realize the asset. This will result in a non-recurring benefit in the period that we make the determination. In the fourth quarter of 2007, we concluded that it is more likely than not that the deferred tax assets in Canada will be recovered from taxable income. Accordingly, in 2007, we recorded a tax benefit related to reversing a tax valuation allowance associated with our Canadian operation.

As of December 31, 2007, a valuation allowance of approximately $87 million has been established against the U.S. deferred tax assets that management does not believe are more likely than not to be realized. This determination is based primarily on the Company’s recent history of taxable losses, operating losses and uncertainty with respect to its forecasted results. We will continue to assess the requirement for a valuation allowance on a quarterly basis. Should the Company achieve its 2008 forecasted results, we may determine from our valuation allowance assessment that the positive evidence outweighs the negative resulting in the release of all or a portion of the allowance.

As of December 31, 2007, we had U.S. net operating loss carryforwards for federal income tax purposes of approximately $308 million. Of this amount, $11 million expires in 2012 and $21 million expires in 2018; the balance expires in varying amounts through 2026. Of the total U.S. net operating loss carryforward, approximately $89 million relates to stock option tax deductions which will be tax-effected and the benefit credited as additional paid-in-capital when realized. Additionally, the Company has Canadian net operating loss carryovers of approximately $21 million that expire in varying amounts through 2026. Our Indian subsidiary is entitled to a tax holiday which expires in 2009.

RESULTS OF OPERATIONS

Statement of Operations Data

(in thousands, except percentages and per share data)

	2007	2007 % of Total Revenue	2006	2006 % of Total Revenue	Change $	Change %
Revenues:
Systems and services	$460,853	96.5%	$409,450	95.8%	$51,403	12.6%
Hardware	16,680	3.5%	18,092	4.2%	(1,412)	-7.8%

Total revenues	477,533	100.0%	427,542	100.0%	49,991	11.7%

Costs and expenses:
Cost of systems and services	263,155	55.1%	237,617	55.6%	25,538	10.7%
Cost of hardware	12,343	2.6%	14,592	3.4%	(2,249)	-15.4%
Sales and marketing	76,074	15.9%	63,391	14.8%	12,683	20.0%
Research and development	56,749	11.9%	57,768	13.5%	(1,019)	-1.8%
General and administrative	32,959	6.9%	24,972	5.8%	7,987	32.0%
Depreciation and amortization	17,760	3.7%	15,736	3.7%	2,024	12.9%
Restructuring charge	1,175	0.2%	14,670	3.4%	(13,495)	-92.0%

Total costs and expenses	460,215	96.4%	428,746	100.3%	31,469	7.3%

Income (loss) from operations	17,318	3.6%	(1,204)	-0.3%	18,522	*
Gain on sale of assets	12,761	2.7%	—	0.0%	12,761	*
Interest income, net	7,070	1.5%	5,335	1.2%	1,735	32.5%

Income before income taxes	37,149	7.8%	4,131	1.0%	33,018	799.3%
(Benefit) provision for income taxes	(3,992)	-0.8%	38	0.0%	(4,030)	*

Net income	$41,141		$4,093		$37,048

Basic net income per common share	$0.78		$0.08		$0.70

Diluted net income per common share	$0.76		$0.08		$0.68

*	not meaningful

Year Ended December 31, 2007 compared to December 31, 2006

Revenues

Total revenues increased by $50.0 million, or 11.7% to $477.5 million, for the year ended December 31, 2007 compared with $427.5 million for the year ended December 31, 2006.

Systems and Services Revenues

Systems and services revenues increased by $51.4 million, or 12.6%, for the year ended December 31, 2007 compared with 2006. Of this increase, $24.5 million was attributable to revenue recognized on a ratable basis, $20.9 million was attributable to revenue from professional services and $6.0 million was attributable to periodic revenues related to software licenses and other in-period related activities:

•

Revenues Recognized Ratably. Revenues recognized ratably from software, maintenance, outsourcing and remote hosting were $301.5 million, an increase of $24.5 million or 8.8%, when compared to 2006. The increase was due to higher sales bookings in previous periods of our software, outsourcing and remote hosting related services resulting in the growth in our recurring revenue base.

•

Professional Services Revenues. Professional services revenues, which include implementation and consulting related services, were $120.0 million, which represented an increase of $20.9 million or 21.1% over the prior year. The increase resulted from additional client implementation activity and an improvement in utilization of our professional services staff.

•

Periodic Revenues. Periodic revenues related to software related fees, third party software related fees and networking services were $39.5 million, which represented an increase of $6.0 million or 17.9% over the prior year. The table below summarizes the components of periodic revenues for the years ended December 31, 2007 and 2006 (in thousands):

	Year Ended December 31,
	2007	2006	Change	% Change
Eclipsys software related fees	$21,505	$12,975	$8,530	65.7%
Third party software related fees	9,096	7,952	1,144	14.4%
Networking services	8,854	12,550	(3,696)	-29.5%

Total periodic revenues	$39,455	$33,477	$5,978	17.9%

The increase in periodic revenues in 2007 compared to 2006 was primarily attributable to increased software related fees. In any period, these revenues can be considered one time in nature for that period, and we do not recognize this revenue on a ratable basis. This revenue includes periodic traditional license fees associated with new contracts signed in the period, including add-on licenses to existing clients and new client transactions, as well as revenue from contract backlog that had not previously been recognized pending contract performance that occurred or was completed during the period, and certain other activities during the period associated with existing client relationships. In the aggregate, these periodic revenues can contribute significantly to earnings in the period given there are relatively little in-period costs associated with such revenues (other than those costs associated with networking services). We expect these periodic revenues to continue to fluctuate on a yearly basis as a result of significant variations in the type and magnitude of sales and other contract and client activity in any period, and these variations make it difficult to predict the nature and amount of these periodic revenues. The increase in software related fees in 2007 was partially offset by lower revenues from networking services due to management’s decision in the third quarter of 2007 to stop selling networking products.

The decision to exit our networking services business as well as the sale of CPMRC will result in an aggregate reduction of approximately $20.0 million to the Company’s base business revenue stream in 2008 when compared to 2007. We expect to more than offset this loss of revenue with growth in other areas of the business.

Hardware Revenues

Hardware revenues decreased by $1.4 million during 2007 to $16.7 million. The decrease in revenues resulted from more clients choosing other hardware sources and/or reducing their hardware needs by opting for remote hosted solutions. As remote hosting reduces clients’ need for hardware, future hardware revenues may be negatively impacted. We expect hardware revenues to continue to fluctuate on an annual basis.

Operating Expenses

Cost of systems and services increased by $25.5 million, or 10.7%, to $263.2 million, for the year ended December 31, 2007. The increase in cost of systems and services in 2007 was primarily attributable to the following:

•	Higher labor related costs of $20.3 million, mainly associated with an increase in headcount and higher incentive compensation on improved financial performance;

•	Higher travel costs of $3.3 million associated with increased level of sales activity; and

•	Higher consulting, software maintenance and software license costs associated with incremental implementation and software-related revenues.

The increases above were slightly offset by lower amortization of capitalized software development costs of $2.6 million, as costs capitalized for Sunrise Clinical Manager 3.5XA were fully amortized as of the second quarter of 2007.

Cost of hardware decreased $2.2 million, or 15.4%, in 2007. The decrease in these costs was directly related to the lower hardware volumes discussed above, slightly offset by more favorable product margins. The gross margin percentage on hardware revenue increased to 26.0% in 2007 compared to 19.3% in 2006 impacted by changes in product mix.

Sales and marketing expenses increased $12.7 million, or 20.0%, in 2007. The increase in sales and marketing expenses was primarily due to increased labor-related costs of $9.5 million on higher headcount, higher commissions on increased sales volumes and increased incentive compensation on improved financial performance. The increase was also related to additional expenses for tradeshows and marketing events designed to enhance market awareness of the Company’s solutions.

Research and development expenses were $56.7 million in 2007 compared to $57.8 million in 2006, a decrease of $1.0 million over the prior year. Research and development expense decreased due to the higher level of internal labor cost capitalization of $6.8 million associated with development work related to SunriseXA 5.0. SunriseXA 5.0 was released in December of 2007. The impact of higher cost capitalization was somewhat offset by higher labor-related costs of $6.2 million on increased headcount and higher incentive compensation on improved financial performance. Our gross research and development spending, which consists of research and development expenses and capitalized software development costs, increased $5.8 million to $77.7 million in 2007 compared to $71.9 million in 2006.

In summary, research and development expense was as follows:

	(in thousands)
	2007	2006	$Change	% Change
Research and development expenses	$56,749	$57,768	$(1,019)	-1.8%
Capitalized software development costs	20,943	14,106	6,837	48.5%

Gross research and development expenses	$77,692	$71,874	$5,818	8.1%

Amortization of capitalized software development costs	$15,039	$17,494	$(2,455)	-14.0%

General and administrative expenses increased approximately $8.0 million, or 32.0%, in 2007. The increase was primarily related to $4.6 million of higher professional service fees, including $3.1 million of incremental legal and accounting fees associated with our voluntary stock option review and related derivative lawsuit. Additional increases in general and administrative expenses include higher labor-related costs reflecting increased headcount and higher incentive compensation due to improved financial performance.

Depreciation and amortization increased $2.0 million, or 12.9%, in 2007 compared to 2006. The increase was primarily the result of higher depreciation associated with the increased asset base related to the continued growth of our operations.

Restructuring charges were $1.2 million in 2007 compared to $14.7 million in 2006. The 2007 restructuring expenses related to the relocation of our corporate headquarters from Boca Raton, Florida to Atlanta, Georgia, which commenced in October 2007 to consolidate more of the Company’s operations in one location and provide a more accessible location for existing and potential clients as well as employees. The charges related to this plan primarily consisted of severance-related expenses associated with the termination of impacted employees and included one-time termination benefits and retention-bonus expenses. The plan is expected to be substantially complete in the first quarter of 2008, with total restructuring expenses expected to approximate $2.3 million, which includes the $1.2 million incurred in 2007.

The 2006 restructuring charges related to the reduction of headcount and the consolidation of office space. In January 2006, we effected a restructuring of our operations which included a reduction in headcount of approximately 100 individuals, as part of the reorganization of our company. This was undertaken to better align our organization, reduce costs, and re-invest some of the cost savings into client-related activities including client support and professional services. In December 2006, we realigned certain management resources and consolidated certain facilities to eliminate excess office space. The 2006 activities resulted in restructuring charges of $14.7 million in the year ended December 31, 2006. See Note 10 to our Consolidated Financial Statements for further information.

Gain on Sale of Assets

In December 2007, the Company entered into an Asset Purchase Agreement with Elsevier Inc. (“Elsevier”) pursuant to which Elsevier acquired certain assets of our Clinical Practice Model Resource Center (“CPMRC”) business (including CPMRC’s proprietary clinical practice guidelines and related intellectual property; “content”), assumed certain CPMRC content customer contracts and retained related CPMRC employees for $23.1 million in cash. The transaction resulted in a net gain of $12.8 million comprised of the following:

(in thousands):

Cash received	$23,134
CPMRC earnout settlement payment	(5,100)
Net assets sold	(4,755)
Other costs	(518)

Gain on sale	$12,761

In connection with this transaction the Company, for $5.1 million, settled the remaining earnout obligation under the 2004 CPMRC acquisition agreement and reflected this as a reduction of the gain on sale.

In addition to the aforementioned proceeds from sale, the Company can earn up to an additional $11.0 million over the next 3 years in the event Elsevier meets certain sales targets, we are successful in obtaining permission from a customer to transfer its contract to Elsevier, and we complete certain minor data base application development for Elsevier. If these milestones are met, we would reflect any contingent consideration received as additional gain on the sale of CPMRC.

In connection with the sale, the Company and Elsevier entered into reseller and license agreements to allow Eclipsys to continue to acquire CPMRC content and services from Elsevier in order to support existing and possible new customers who use Eclipsys’ Knowledge-Based Charting software application, which contains the CPMRC content.

Interest Income, Net

Interest income increased $1.7 million, or 32.5%, in 2007 compared to 2006. The increase was due to interest received on higher marketable securities balances and an improvement in yields on marketable securities in 2007. Interest income in 2008 is expected to be offset in part by interest obligations on borrowings under short-term financing arrangements we entered into in February 2008, and any longer-term financing arrangements we may enter into in the future. See “Liquidity and Capital Resources” below for more information.

(Benefit) Provision for Income Taxes

The income tax benefit was $4.0 million in 2007 compared to a provision of $38,000 in 2006. The 2007 benefit resulted from the reversal of the valuation allowance related to our Canadian operations, offset by alternative minimum tax, as well as non-cash expense related to the utilization of pre-acquisition net operating losses pursuant to SFAS 109 “Accounting for Income Taxes.” The utilization of the pre-acquisition loss resulted in a corresponding reduction to goodwill. The 2007 benefit was also offset by accruals of probable foreign taxes and penalties relating to transfer pricing, pursuant to FIN 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of SFAS 109.”

As of December 31, 2007, a valuation allowance of approximately $87 million has been established against the U.S. deferred tax assets that management does not believe are more likely than not to be realized. This determination is based primarily on the Company’s recent history of taxable losses, operating losses and uncertainty with respect to its forecasted results. We will continue to assess the requirement for a valuation allowance on a quarterly basis. Should the Company achieve its 2008 forecasted results we may determine from our valuation allowance assessment that the positive evidence outweighs the negative resulting in the release of all or a portion of the allowance.

The Company is currently analyzing its research and development expenditures for eligibility to qualify for a research and development (“R&D”) tax credit. The Company plans to complete this analysis in 2008 and as a result expects to record a deferred tax asset for this potential tax benefit, net of a reduction of a portion of its deferred tax asset for net operating loss carryforwards. The estimated amount of the R&D credit is not determinable at this time.

Statement of Operations Data

(in thousands, except percentages and per share data)

	2006	2006 % of Total Revenue	2005	2005 % of Total Revenue	Change $	Change %
Revenues:
Systems and services	$409,450	95.8%	$370,380	96.6%	$39,070	10.5%
Hardware	18,092	4.2%	12,962	3.4%	5,130	39.6%

Total revenues	427,542	100.0%	383,342	100.0%	44,200	11.5%

Costs and expenses:
Cost of systems and services	237,617	55.6%	225,131	58.7%	12,486	5.5%
Cost of hardware	14,592	3.4%	11,055	2.9%	3,537	32.0%
Sales and marketing	63,391	14.8%	64,080	16.7%	(689)	-1.1%
Research and development	57,768	13.5%	51,771	13.5%	5,997	11.6%
General and administrative	24,972	5.8%	19,479	5.1%	5,493	28.2%
Depreciation and amortization	15,736	3.7%	14,659	3.8%	1,077	7.3%
Restructuring charge	14,670	3.4%	—	0.0%	14,670	*

Total costs and expenses	428,746	100.3%	386,175	100.7%	42,571	11.0%

Loss from operations	(1,204)	-0.3%	(2,833)	-0.7%	1,629	-57.5%
Interest income, net	5,335	1.2%	3,102	0.8%	2,233	72.0%

Income before income taxes	4,131	1.0%	269	0.1%	3,862	*
Provision for income taxes	38	0.0%	—	0.0%	38	*

Net income	$4,093		$269		3,824

Basic net income per common share	$0.08		$0.01		$0.07

Diluted net income per common share	$0.08		$0.01		$0.07

*	not meaningful

Year Ended December 31, 2006 compared to December 31, 2005

Revenues

Total revenues for the year ended December 31, 2006 increased $44.2 million, or 11.5%, to $427.5 million, from $383.3 million in 2005.

Systems and Services Revenues

Systems and services revenues increased by $39.1 million, or 10.5%, for the year ended December 31, 2006 compared with 2005. Of this increase, $28.2 million was attributable to revenue recognized on a ratable basis and $15.4 million was attributable to revenue from professional services, which were partly offset by a decrease of $4.3 million attributable to periodic revenues related to software licenses and other in-period related activities:

•

Revenues Recognized Ratably. Revenues recognized ratably from software, maintenance, outsourcing and remote hosting were $277.0 million, an increase of $28.2 million or 11.3%, when compared to 2005. The increase was due to higher sales bookings in previous periods of our software, outsourcing and remote hosting related services resulting in the growth in our recurring revenue base.

•

Professional Services Revenues. The increase in professional services revenues, which include implementation and consulting related services, also contributed to the increase in systems and services revenues. Professional services revenues were $99.1 million, which represented an increase of $15.4 million or 18.4% over the prior year. The increase in professional services was a result of a higher volume of services being purchased by our clients related to implementation and activation of our software solutions.

•

Periodic Revenues. Periodic revenues related to software related fees, third party software related fees and networking services were $33.5 million, which represented a decrease of $4.3 million or 11.4% over the prior year. The table below summarizes the components of periodic revenues for the years ended December 31, 2006 and 2005 (in thousands):

	Year Ended December 31,
	2006	2005	Change	% Change
Eclipsys software related fees	$12,975	$12,052	$923	7.7%
Third party software related fees	7,952	8,582	(630)	-7.3%
Networking services	12,550	17,168	(4,618)	-26.9%

Total periodic revenues	$33,477	$37,802	$(4,325)	-11.4%

The decrease in periodic revenues in 2006 compared to 2005 was mainly attributable to lower sales of networking services. In any period, periodic revenues can be considered one time in nature for that period and we do not recognize this revenue on a ratable basis. This revenue includes periodic traditional license fees associated with new contracts signed in the period, including add-on licenses to existing clients and new client transactions, as well as revenue from contract backlog that had not previously been recognized pending contract performance that occurred or was completed during the period, and certain other activities during the period associated with existing client relationships. In the aggregate, these periodic revenues can contribute significantly to earnings in the period given there are relatively little in-period costs associated with such revenues (other than those costs associated with networking services).

Hardware Revenues

Hardware revenues increased approximately $5.1 million, or 39.6% to $18.1 million for the year ended December 31, 2006 compared to $13.0 million in 2005 as a result of higher volumes of client activities in this area. Hardware revenues fluctuate on a periodic basis due to a variety of factors, including competition within the hardware industry, the status of the client implementations and future sales volumes related to hardware and network services.

Operating Expenses

Cost of systems and services increased approximately $12.5 million or 5.5% to $237.6 million, for the year ended December 31, 2006 compared to $225.1 million in 2005. The increase in cost of systems and services in 2006 was related to the following:

•	higher payroll related costs associated with an increase in headcount;

•	higher amortization of capitalized software development costs associated with the release of Sunrise Clinical Manager 4.5 XA in January 2006;

•	higher costs associated with incremental remote hosting and outsourcing revenue;

•	increased implementation costs as a result of higher professional service volumes; and

•	stock-based compensation expense as a result of the adoption of SFAS 123(R).

Cost of hardware increased $3.5 million or 32.0% to $14.6 million in 2006 compared to $11.1 million in 2005. The increase in these costs was directly related to the higher hardware volumes discussed above. The gross margin percentage on hardware revenue increased to 19.3% in 2006 compared to 14.7% in 2005.

Sales and marketing expenses decreased $0.7 million or 1.1% to $63.4 million in 2006 compared to $64.1 million in 2005. The decrease in sales and marketing expenses was related primarily to reduced sales headcount resulting from a sales force reorganization and changes to our sales incentive compensation plan. This decrease was offset by an increase in stock-based compensation as a result of the adoption of SFAS 123(R) and higher payroll expenses related to health insurance costs.

Research and development expenses were $57.8 million in 2006 compared to $51.8 million in 2005. Gross research and development spending, which consists of research and development expenses and capitalized software development costs, remained consistent at $71.9 million for both 2006 and 2005. Net research and development expense increased primarily as a result of a lower level of capitalization associated with coding and development as a result of the release of SunriseXA 4.5 in January 2006. Amortization of capitalized software development costs, which is included as a component of cost of systems and services, increased by approximately $3.3 million to $17.5 million in 2006 compared to $14.3 million for the same period in 2005, due to increases in capitalized software development costs, in particular SunriseXA 4.5.

In summary, research and development expense was as follows:

	(in thousands)
	2006	2005	$ Change	% Change
Research and development expenses	$57,768	$51,771	$5,997	11.6%
Capitalized software development costs	14,106	20,144	(6,038)	-30.0%

Gross research and development expenses	$71,874	$71,915	$(41)	-0.1%

Amortization of capitalized software development costs	$17,494	$14,274	$3,220	22.6%

General and administrative expenses increased approximately $5.5 million or 28.2% to $25.0 million in 2006 compared to $19.5 million in 2005. The increase was primarily related to the increase in stock-based compensation as a result of the adoption of SFAS 123(R); higher employee related costs; higher professional service fees including legal and accounting; and higher costs associated with the implementation of our new enterprise resource planning system.

Depreciation and amortization increased $1.1 million or 7.3% to $15.7 million in 2006 compared to $14.7 million in 2005. The increase was primarily the result of higher depreciation associated with the activation of our enterprise resource planning solution during the second quarter of 2006.

In 2006, we undertook a restructuring of our operations to better align our organization, reduce costs, and re-invest some of the cost savings into client-related activities including client support and professional services. These actions resulted in restructuring charges of $14.7 million in 2006.

Interest Income, Net

Interest income increased $2.2 million to $5.3 million in 2006 compared to $3.1 million in 2005. The increase was due to an improvement in yields on marketable securities as well as higher marketable securities balances.

Provision for Income Taxes

Income taxes were insignificant in 2006 and no income tax provision was recorded in 2005.

Liquidity and Capital Resources

During the year ended December 31, 2007, operating activities provided $70.2 million of cash. Cash flow from operating activities reflected income generated from operations of $72.1 million, after adjusting for non cash items of $43.7 million, which included depreciation and amortization, stock compensation, provision for bad debt, non cash benefit from income taxes, and gain on sale of assets of $12.8 million. This was offset in part by decrease in net working capital due to increase in accounts receivable ($5.7 million) related to increase in revenue, increase in prepaid expenses and other current assets ($4.6 million) due to timing of cash payments, and decrease in accounts payable and other current liabilities ($9.1 million) related to timing of our contractual obligations and payments, as well as payments of $4.7 million in connection with our restructuring activities. These changes were partly offset by the increase in accrued compensation ($11.1 million) due primarily to an increase in sales commissions and bonuses, decrease in inventory ($1.0 million) due to our exit of the networking business, increase in other long term liabilities ($2.5 million), increase in deferred revenue ($1.4 million) due to timing of our customer billing cycles and decrease in other assets ($1.4 million) due to timing of our customer billing cycles. Investing activities used $102.7 million of cash, and consisted of net purchases of marketable securities of $79.4 million to invest excess cash not needed in daily operations, property and equipment expenditures of $16.6 million related to activities at our Technology Solutions Center, or TSC, for the continued expansion of our remote hosting function, capitalized software development costs of $20.9 million for new product development, $2.0 million used to collateralize a letter of credit on a new building lease, and $6.4 million related to earnout payments on our prior acquisitions, offset by $22.6 million received from sale of CPMRC assets. Financing activities provided cash inflow of $12.9 million, primarily consisting of proceeds from stock option exercises. The timing and amount of cash provided by future stock option exercises are uncertain.

During the year ended December 31, 2006, operating activities provided $26.6 million of cash. Cash flow from operating activities reflected income generated from operations of $56.3 million, after adding back non cash charges of $52.2 million, which included depreciation and amortization, stock compensation and provision for bad debt. This was offset in part by decrease in net working capital due to increase in accounts receivable ($14.5 million) related to increase in revenue, increase in prepaid expenses and other current assets ($3.8 million) due to timing of cash payments, decrease in accrued compensation ($4.9 million) due to timing of payroll transactions, and decrease in deferred revenue ($10.6 million) due to timing of our customer billing cycles and a decline in up-front billing contracts. These changes were partly offset by the decrease in inventory ($1.2 million) due to phasing out the networking business and decrease in other assets ($2.6 million) primarily representing deferred expenses, due to timing of our customer billing cycles. Investing activities used $89.7 million of cash, and consisted of net purchases of marketable securities of $52.1 million to invest excess cash not needed in daily operations, purchases of property and equipment of $17.5 million, capitalized software development costs of $14.1 million for new product development, and $6.0 million related to acquisitions. The property and equipment expenditures were related to activities at our Technology Solutions Center, or TSC, for the continued expansion of our remote hosting function, as well as investments in our enterprise resource planning solution. Financing activities provided cash inflow of $27.7 million and mainly consisted of exercises of stock options. Stock option exercises were above their typical levels during the year ended December 31, 2006 as a result of exercises of options from option holders whose employment was terminated in connection with the restructuring.

During the year ended December 31, 2005, operating activities provided $14.5 million of cash. Cash flow from operating activities reflected income generated from operations of $38.3 million, after adding back non cash charges of $38.0 million, which included depreciation and amortization, stock compensation and provision for bad debt. This was offset in part by decrease in net working capital due to increase in accounts receivable ($19.0 million) related to increase in revenue, increase in prepaid expenses and other current assets ($4.5 million) due to timing of cash payments and increase in other assets ($9.3 million), primarily consisting of deferred expenses, due to timing of our customer billing cycles. These changes were partly offset by the increase in accrued compensation ($2.5 million) due to timing of payroll transactions and the increase in accounts payable, other current liabilities ($4.0 million) related to timing of our contractual obligations of payments and increase in deferred revenue ($2.0 million) due to timing of our customer billing cycles. Investing activities used $77.2 million of cash, and consisted of net purchases of marketable securities of $37.5 million to invest excess cash not needed in daily operations, purchases of property and equipment of $19.3 million, capitalized software development costs of $20.1 million for new product development, and $0.3 million related to earnout payments on our prior acquisitions. The property and equipment expenditures were related to activities at our TSC for the expansion of our remote hosting function and activities in our research and development area, as well as investments in our Oracle ERP solution. Financing activities provided cash inflow of $17.0 million, consisting of $16.9 million from exercises of stock options and $0.2 from the employee stock purchase plan.

Future Capital Requirements

As of December 31, 2007, our principal source of liquidity is our cash and cash equivalents and marketable securities balances of $191.4 million. Of this balance, the Company has approximately $166 million invested in certain “AAA” rated Auction Rate Securities (“ARS”), which generally can be sold via dutch auctions every 7, 28, or 35 days creating a short-term instrument. However, recent uncertainties in the credit markets have disrupted scheduled auctions, resulting in the Company and other investors deciding to continue to hold their ARS until auctions recur or other sources of liquidity for these investments becomes available. Our current plan is to hold the ARS until such time as successful auctions would occur or the secondary market allows for a sufficient price to recover substantially all of our carrying value. There can be no assurance this will occur. However, we believe that our current cash and cash equivalents and our non ARS marketable securities, combined with our anticipated cash flows from operations will be sufficient to fund our operations for the next twelve months.

Our future cash requirements will depend on a number of factors including, among other things, the timing and level of our new sales volumes, the cost of our development efforts, the success and market acceptance of our future product releases, and other related items.

The Company also periodically evaluates business opportunities that fit its strategic plans; such as with our February 2008 acquisition of Enterprise Performance Systems, Inc. (“EPSi”). If an opportunity requiring significant capital investment were to arise, the Company would seek to finance the opportunity through available cash on hand, existing financings, issuance of additional shares of its stock or additional sources of financing, as circumstances warrant. However, there can be no assurance that adequate liquidity would be available to finance extraordinary business opportunities.

In February 2008 we entered into a secured financing agreement with an investment bank, pursuant to which we received $45 million in exchange for a transfer to the bank (as a form of collateral) of ARS with a nominal value of $90 million in the aggregate. The Company entered into this arrangement to provide funds to close our February 2008 acquisition of EPSi. We plan to replace this short-term arrangement with proceeds from a longer-term commercial credit facility, sale of ARS, or a combination of both. Additionally, a secondary market has developed and could become a source of liquidity for our ARS. However, selling our ARS at current prices available in the secondary market would most likely result in receiving an amount less than the carrying value of the ARS and thus resulting in a realized loss on the sale. There is no assurance that these alternative sources of liquidity will be available on reasonable terms, if at all. See Note 19 to the Consolidated Financial Statements and Item 7A for further information.

Off-Balance Sheet Arrangements

As of December 31, 2007, we did not have any off-balance sheet arrangements.

Contracts and Commitments

The following table provides information related to our contractual obligations under various financial and commercial agreements as of December 31, 2007:

	Payments Due by Period
	(in thousands)
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Contractual Obligations
Operating Leases	$51,090	$9,640	$16,168	$8,895	$16,387
Unconditional Purchase Obligations	80,177	56,026	13,242	10,909	—

Total	$131,267	$65,666	$29,410	$19,804	$16,387

The unconditional purchase obligations consist of minimum purchase commitments for telecommunication services, computer equipment, maintenance, consulting and other commitments.

These amounts are expected to be funded from current cash and cash equivalent balances and the income generated from operations.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

We do not currently use derivative financial instruments or enter into foreign currency hedge transactions. Foreign currency fluctuations through December 31, 2007 have not had a material impact on our financial position or results of operations.

We have invested in high quality securities including auction-rate securities (“ARS”). These ARS are debt instruments with long-term nominal maturities that generally can be sold via dutch auctions every 7, 28, or 35 days creating a short-term instrument. In February 2008, broker-dealers holding the Company’s ARS portfolio experienced failed auctions of certain ARS where the amount of securities submitted for sale exceeded the amount of related purchase orders. The ARS held by the Company continue to pay interest according to their stated terms, and have not been downgraded nor have they been placed on credit watch by credit rating agencies. If uncertainties in the credit and capital markets continue and these markets deteriorate further or the Company experiences any rating downgrades on any investments in its portfolio, the Company may incur temporary or other-than-temporary impairments, which could negatively affect the Company’s financial condition, cash flow and reported earnings. See Note 19 to the Consolidated Financial Statements for further information.

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

The following table illustrates potential fluctuation in annualized interest income based upon hypothetical values for blended interest rates for hypothetical marketable securities balances:

Hypothetical Interest Rate	Marketable securities balances (in thousands)
	$160,000	$170,000	$180,000

4.0%	6,400	6,800	7,200
4.5%	7,200	7,650	8,100
5.0%	8,000	8,500	9,000
5.5%	8,800	9,350	9,900
6.0%	9,600	10,200	10,800
6.5%	10,400	11,050	11,700

We estimate that a one-percentage point decrease in interest rates for our marketable securities portfolio as of December 31, 2007 would have resulted in a decrease in interest income of $1.7 million for a twelve month period. This sensitivity analysis contains certain simplifying assumptions, including a constant level and rate of debt securities and an immediate across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period, and it does not consider the impact of changes in the portfolio as a result of our business needs or as a response to changes in the market. Therefore, although it gives an indication of our exposure to changes in interest rates, it is not intended to predict future results and our actual results will likely vary.

Item 8.	Financial Statements and Supplementary Data

Index to Consolidated Financial Statements:

Financial Statements:

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Eclipsys Corporation:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Eclipsys Corporation as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 9 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in 2006.

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

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Atlanta, Georgia

February 28, 2008

ECLIPSYS CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share data)

	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$22,510	$41,264
Marketable securities	168,925	89,549
Accounts receivable, net of allowance for doubtful accounts of $4,240 and $3,907, respectively	99,260	93,821
Inventory	—	1,076
Prepaid expenses	27,289	22,947
Deferred tax asset	7,524	—
Other current assets	1,759	1,026

Total current assets	327,267	249,683
Property and equipment, net	45,657	45,806
Capitalized software development costs, net	38,206	32,302
Acquired technology, net	594	1,224
Intangible assets, net	1,376	3,307
Goodwill	7,772	12,281
Deferred tax asset	31,187	3,661
Other assets	13,374	15,014

Total assets	$465,433	$363,278

Liabilities and Stockholders’ Equity
Current liabilities:
Deferred revenue	$105,115	$103,298
Accounts payable	11,679	19,879
Accrued compensation costs	24,473	12,997
Deferred tax liability	1,777	3,699
Other current liabilities	19,381	20,213

Total current liabilities	162,425	160,086
Deferred revenue	9,860	11,289
Deferred tax liability	31,235	—
Other long-term liabilities	3,899	1,247

Total liabilities	207,419	172,622
Commitments and contingencies
Stockholders’ Equity:
Common stock, $0.01 par value, 200,000,000 shares authorized; issued and outstanding, issued and outstanding 53,806,742 and 52,536,853, respectively	538	525
Additional paid-in capital	519,112	495,240
Accumulated deficit	(264,218)	(305,359)
Accumulated other comprehensive income	2,582	250

Total stockholders’ equity	258,014	190,656

Total liabilities and stockholders’ equity	$465,433	$363,278

The accompanying notes are an integral part of these Consolidated Financial Statements.

ECLIPSYS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

(in thousands, except per share data)

	Year Ended December 31,
	2007	2006	2005
Revenues:
Systems and services	$460,853	$409,450	$370,380
Hardware	16,680	18,092	12,962

Total revenues	477,533	427,542	383,342

Cost and expenses:
Cost of systems and services	263,155	237,617	225,131
Cost of hardware	12,343	14,592	11,055
Sales and marketing	76,074	63,391	64,080
Research and development	56,749	57,768	51,771
General and administrative	32,959	24,972	19,479
Depreciation and amortization	17,760	15,736	14,659
Restructuring charge	1,175	14,670	—

Total costs and expenses	460,215	428,746	386,175

Income from operations	17,318	(1,204)	(2,833)
Gain on sale of assets	12,761	—	—
Interest income, net	7,070	5,335	3,102

Income before income taxes	37,149	4,131	269
(Benefit) provision for income taxes	(3,992)	38	—

Net income	$41,141	$4,093	$269

Net income per common share:
Basic net income per common share	$0.78	$0.08	$0.01

Diluted net income per common share	$0.76	$0.08	$0.01

Basic weighted average common shares outstanding	52,737	51,472	47,947

Diluted weighted average common shares outstanding	54,004	52,948	50,638

The accompanying notes are an integral part of these Consolidated Financial Statements.

ECLIPSYS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2007	2006	2005
Operating activities:
Net income	$41,141	$4,093	$269
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,603	36,681	32,556
Provision for bad debts	2,078	1,457	3,011
Stock compensation expense	11,267	14,103	2,427
Deferred (benefit) provision for income taxes	(5,285)	38	—
Loss on sale of marketable securities	28	—	—
Gain on sale of assets	(12,761)	—	—
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Increase in accounts receivable	(5,695)	(14,489)	(18,966)
Increase in prepaid expenses and other current assets	(4,559)	(3,781)	(4,507)
Decrease (increase) in inventory	1,031	1,213	(645)
Decrease (increase) in other assets	1,421	2,625	(9,283)
Increase (decrease) in deferred revenue	1,441	(10,571)	1,965
Increase (decrease) in accrued compensation	11,115	(4,897)	2,527
(Decrease) increase in accounts payable and other current liabilities	(9,071)	103	3,973
Increase (decrease) in other long-term liabilities	2,470	(4)	1,130

Total adjustments	29,083	22,478	14,188

Net cash provided by operating activities	70,224	26,571	14,457

Investing activities:
Purchases of property and equipment	(16,596)	(17,465)	(19,288)
Purchases of marketable securities	(162,358)	(73,044)	(117,984)
Proceeds from sale of marketable securities	82,977	20,950	80,529
Proceeds from sale of assets, net of transaction costs	22,616	—	—
Capitalized software development costs	(20,943)	(14,106)	(20,144)
Restricted cash	(1,950)	—	—
Cash paid for earnout termination	(5,100)	—	—
Cash paid for acquisitions and related earnouts	(1,272)	(6,039)	(312)

Net cash used in investing activities	(102,626)	(89,704)	(77,199)

Financing activities:
Proceeds from stock options exercised	12,549	26,712	16,853
Proceeds from employee stock purchase plan	310	990	195

Net cash provided by financing activities	12,859	27,702	17,048

Effect of exchange rates on cash and cash equivalents	789	2	356

Net decrease in cash and cash equivalents	(18,754)	(35,429)	(45,338)
Cash and cash equivalents — beginning of year	41,264	76,693	122,031

Cash and cash equivalents — end of year	$22,510	$41,264	$76,693

Cash paid for income taxes	$110	$—	$—

Non-cash investing activities:
Purchases of property and equipment	$—	$2,352	$—

Common stock issued pursuant to earn-out agreements	$1,252	$1,673	$2,660

The accompanying notes are an integral part of these Consolidated Financial Statements.

ECLIPSYS CORPORATION AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Equity and Comprehensive Income (Loss)

(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Comprehensive Income	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at December 31, 2004	47,496,142	472	432,218	(309,721)		(212)	122,757

Exercise of stock options	1,957,912	21	16,827				16,848
Employee stock purchase plan	10,848		195				195
Issuance of restricted stock	372,500	5	(5)
Stock compensation expense			2,427				2,427
Stock issued for acquisitions	65,923	1	2,660				2,661
Comprehensive income:
Net income				269	$269		269
Foreign currency translation adjustment					372	372	372

Other comprehensive income					372

Comprehensive income					$641

Balance at December 31, 2005	49,903,325	499	454,322	(309,452)		160	145,529

Exercise of stock options	2,583,484	26	26,686				26,712
Employee stock purchase plan	39,638		732				732
Issuance of restricted stock	100,000	1					1
Stock compensation expense			14,103				14,103
Stock issued for acquisitions	76,458	1	727				728
Restricted stock retained for tax withholdings	(166,023)	(2)	(1,386)				(1,388)
Deferred stock unit grants			56				56
Comprehensive income:
Net income				4,093	$4,093		4,093
Foreign currency translation adjustment					90	90	90

Other comprehensive income					90

Comprehensive income					$4,183

Balance at December 31, 2006	52,536,882	$525	$495,240	$(305,359)		$250	$190,656

Exercise of stock options	999,942	10	12,725				12,735
Shares cancelled	(15,924)		(2)				(2)
Employee stock purchase plan	19,568		399				399
Issuance of restricted stock	150,000	1					1
Stock compensation expense			11,267				11,267
Stock issued for acquisitions	62,063	1	222				223
Restricted stock retained for tax withholdings	(39,133)		(853)				(853)
Deferred stock unit grants			114				114
Other	93,344	1					1
Comprehensive income:
Net income				41,141	$41,141		41,141
Unrealized gain on marketable securities					24	24	24
Foreign currency translation adjustment					2,308	2,308	2,308

Other comprehensive income					2,332

Comprehensive income					$43,473

Balance at December 31, 2007	53,806,742	$538	$519,112	$(264,218)		$2,582	$258,014

The accompanying notes are an integral part of these Consolidated Financial Statements.

1.	Organization and Description of Business

Eclipsys Corporation (“Eclipsys” or the “Company,” “We,” “Us” or “Our”) is a healthcare information technology company and a leading provider of advanced integrated clinical, revenue cycle and access management software, and professional services that help healthcare organizations improve their clinical, financial, operational and patient satisfaction outcomes. The Company develops and licenses proprietary software and content that is designed for use in connection with many of the key clinical, financial and operational functions that healthcare organizations require. Among other things, the software enables physicians, nurses and other clinicians to coordinate care through a shared electronic medical record, place orders and access and share information about patients. The software also helps clients optimize their healthcare revenue cycle, including patient admissions, scheduling, invoicing, inventory control and cost accounting, in addition to providing records maintenance and assessment of the profitability of specific medical procedures and personnel. Clinical content, which is integrated with our software, provides evidence-based practice guidelines for use by physicians, nurses and other clinicians.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The Consolidated Financial Statements include the accounts of Eclipsys and our wholly owned subsidiaries. All material inter-company transactions and balances between the Company and its subsidiaries have been eliminated in consolidation. Eclipsys manages its business as one reportable segment. Certain amounts in the prior period consolidated financial statements have been reclassified to conform with current year presentation.

Segment Information

The Company follows SFAS 131, “Disclosures about Segments of an Enterprise and Related Information.” SFAS 131 requires that a company report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise for which separate financial information is available and is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker currently evaluates the Company’s operations from a number of different operational perspectives including but not limited to a client by client basis. The Company derives all significant revenues from a single reportable operating segment of business, healthcare information technology. Accordingly, the Company does not report more than one segment; nevertheless, management evaluates, at least annually, whether the Company continues to have one single reportable segment.

Use of Estimates

The preparation of the Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosures of contingent assets and liabilities. The estimates and assumptions used in the accompanying consolidated financial statements are based upon management’s evaluation of the relevant facts and circumstances as of the date of the financial statements. Actual results could differ from those estimates. The most significant estimates relate to the allowance for doubtful accounts, revenues recognized, the amounts recorded for capitalized software development costs and related useful lives, stock-based compensation and the valuation allowance for deferred tax assets.

Cash and Cash Equivalents

For purposes of the Consolidated Statements of Cash Flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Restricted Cash

The restricted cash balance was $2.0 million as of December 31, 2007 and represents collateral to secure a letter of credit for our Atlanta facility. The cash collateral is restricted by the terms of the credit agreement and is included in other assets on our Consolidated Balance Sheet as of December 31, 2007.

Marketable Securities

The Company accounts for marketable securities in accordance with SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities.” The Company determines the appropriate classification of all marketable securities as held-to-maturity, available-for-sale or trading at the time of purchase, and re-evaluates such classification as of each balance sheet date. As of December 31, 2007 and 2006, all of the Company’s investments in marketable securities were classified as available-for-sale, and as a result, were reported at fair value. Unrealized gains and losses are reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity. The Company uses the specific identification method to determine the cost basis in computing realized gains and losses on the sale of its available-for-sale securities.

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

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are provided for using the straight-line method over the estimated useful lives, which generally range from 2 to 7 years. Computer equipment is depreciated over 2 to 5 years. Office equipment is depreciated over 2 to 7 years. Purchased software for internal use is amortized over 3 years. Expenditures for our resource planning system are depreciated over 8 years. Leasehold improvements are amortized over the shorter of the useful lives of the assets or the remaining term of the lease. When assets are retired or otherwise disposed of, the related costs and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in income. Expenditures for repairs and maintenance not considered to substantially lengthen the property and equipment lives are charged to expense as incurred.

Capitalized Software Development Costs and Acquired Technology

We capitalize a portion of our computer software development costs incurred subsequent to establishing technological feasibility. These costs include salaries, benefits, consulting and other directly related costs incurred in connection with programming and testing software. Capitalization ceases when the software is generally released for sale to clients. Capitalized software development costs were $20.9 million, $14.1 million, and $20.1 million for the years ended December 31, 2007, 2006, and 2005, respectively. These costs are amortized over the greater of the ratio that current revenues are to total and anticipated future revenues for the applicable software or the straight-line method over three years. Amortization of capitalized software development costs, which is included in costs of systems and services revenues, was $15.0 million, $17.5 million, and $14.3 million for the years ended December 31, 2007, 2006, and 2005, respectively. Accumulated amortization of capitalized software development costs was $23.8 million and $27.6 million as of December 31, 2007 and 2006, respectively. Acquired technology is amortized over its estimated useful lives on a straight-line basis. Amortization of the acquired technology is included in the cost of systems and services. Management monitors the net realizable value of development costs and acquired technology to ensure that the investment will be recovered through future revenues.

Intangible Assets, including Goodwill

Intangible assets are amortized over their estimated useful lives on a straight line basis. Goodwill is reviewed annually in accordance with SFAS 142 “Goodwill and Other Intangible Assets.” Testing would be done on a more frequent basis, if impairment indicators arise. The test for impairment is based upon a number of factors, including operating results, business plans and projected future cash flows. No impairment has been identified or recorded in 2007, 2006 or 2005.

Long-Lived Assets

Long-lived assets, including separate and identifiable intangible assets, are reviewed for potential impairment at such time when events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. Any impairment loss would be recognized when the sum of the expected, undiscounted net cash flows is less than the carrying amount of the asset. If an asset is impaired, the asset is written down to its estimated fair value. We did not record any impairment of long-lived assets in 2007, 2006 or 2005.

Fair Value of Financial Instruments

The carrying amounts of our financial instruments, including cash and cash equivalents, accounts receivable, and other current liabilities, approximate fair value due to the short-term nature of these assets and liabilities.

Revenue Recognition

Revenues are derived from licensing of computer software; software and hardware maintenance; professional services (including implementation, integration, training and consulting); remote hosting; outsourcing; network services; and the sale of computer hardware. With the exception of hardware revenues, we classify our revenues in one caption (systems and services) in our statement of operations since the amount of license revenue related to traditional software contracts is less than 10% of total revenues and the remaining revenue types included in this caption relate to bundled subscription arrangements and other services arrangements that have similar attribution patterns for revenue recognition.

We generally contract under multiple element arrangements, which include software license fees, hardware and services including implementation, integration, training and software maintenance, for periods of 3 to 7 years. We evaluate revenue recognition on a contract-by-contract basis as the terms of each arrangement vary. The evaluation of our contractual arrangements often requires judgments and estimates that affect the timing of revenue recognized in our statements of operations. Specifically, we may be required to make judgments about:

•	whether the fees associated with our software and services are fixed or determinable;

•	whether collection of our fees is considered probable;

•	whether professional services are essential to the functionality of the related software;

•	whether we have the ability to make reasonably dependable estimates in the application of the percentage-of-completion method; and

•	whether we have verifiable objective evidence of fair value for our software and services.

We recognize revenues in accordance with the provisions of SOP 97-2 “Software Revenue Recognition,” as amended by SOP 98-9, SAB 104 “Revenue Recognition,” and EITF 00-21 “Revenue Arrangements with Multiple Deliverables.” SOP 97-2 and SAB 104 require among other matters, that there be a signed contract evidencing that an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is probable.

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

Software license fees are recognized ratably over the term of the contract, commencing upon the delivery of the software provided that (1) there is evidence of an arrangement, (2) the fee is fixed or determinable and (3) collection of our fee is considered probable. The value of the software is determined using the residual method pursuant to SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.” These contracts contain the rights to unspecified future software within the suite purchased and/or unspecified platform transfer rights that do not qualify for exchange accounting. Accordingly, these arrangements are accounted for pursuant to paragraphs 48 and 49 of SOP 97-2. Under certain arrangements, we capitalize related direct costs consisting of third party software costs and direct software implementation costs. These costs are amortized over the term of the arrangement.

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

Revenues related to such software and services are recognized as follows:

Software license fees and maintenance marketed on a stand-alone basis may be licensed either under traditional contracts or under subscription arrangements. Software license fees under traditional contracts are recognized pursuant to SOP 97-2 when the following criteria are met, delivery of the software has occurred, persuasive evidence of an arrangement exists, the fee is fixed or determinable and collectibility is probable. Under subscription agreements for stand-alone software, license fees are recognized ratably over the term of the contract. With respect to maintenance, VSOE is determined based on substantive renewal prices contained in the contracts. Maintenance is recognized ratably over the term of the contract.

Professional services represent incremental services marketed to clients including implementation and consulting services. Professional services revenues, where VSOE is based on prices from stand-alone transactions are recognized as services are performed.

Hardware revenue is recognized upon delivery pursuant to SAB 104.

We provide outsourcing services to our clients. Under these arrangements we assume full, partial or transitional responsibilities for a healthcare organization’s IT operations using our employees. Our outsourcing services include facilities management, network outsourcing and transition management. These arrangements typically range from five to ten years in duration. Revenues from these arrangements are recognized when services are performed.

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

The Company records reimbursable out-of-pocket expenses in both systems and services revenues and as a direct cost of system and services in accordance with EITF 01-14, “Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred. In 2007, 2006, and 2005 reimbursable out-of-pocket expenses were $11.6 million, $9.0 million, $9.2 million, respectively.

Network service arrangements include the assessment, assembly and delivery of a wireless network which may include wireless carts or other wireless equipment to the client. Our network services arrangements are sold to a client for a fixed fee. All services are performed prior to the delivery of the equipment. These contracts are typically 60 to 90 days in length and are recognized pursuant to SAB 104, upon the delivery of the network to the client. We exited the network services business in 2007.

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

Shipping Costs

In accordance with EITF 00-10, “Accounting for Shipping and Handling Fees,” the Company classifies the re-imbursement by clients of shipping and handling costs as revenue and the associated cost as cost of revenue.

Sales Taxes

In accordance with EITF 06-3, “How Sales Taxes Collected from Clients and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross Versus Net Presentation),” the Company reports sales taxes collected from clients and remitted to governmental authorities on a net basis, that is both the sales tax expense and the associated re-imbursement by clients are classified as expenses.

Research and Development

Research and development costs are expensed as incurred. Research and development expenses consist primarily of salaries, benefits and related overhead, as well as consulting costs related to design, development and testing of new software.

We capitalize certain software development costs subsequent to attaining technological feasibility. These costs are amortized as an element of the cost of systems and services.

Income Taxes

The provision for income taxes and corresponding balance sheet accounts are determined in accordance with SFAS 109, “Accounting for Income Taxes” (“SFAS 109”). Under SFAS 109, deferred tax assets and liabilities are determined based on the temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes. The deferred tax assets and liabilities are classified according to the financial statement classification of the net assets and liabilities generating the differences. The Company provides a valuation allowance for that portion of deferred tax assets, which it cannot determine is more likely than not to be recognized.

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”). This interpretation clarifies the criteria for recognizing income tax benefits under FASB Statement No. 109, “Accounting for Income Taxes,” and requires additional disclosures about uncertain tax positions. Under FIN 48 the financial statement recognition of the benefit for a tax position is dependent upon the benefit being more likely than not, based on its technical merits, to be sustainable upon audit by the applicable taxing authority. If this threshold is met, the tax benefit is then measured and recognized at the largest amount that is greater than 50 percent likely of being realized upon ultimate settlement. Upon adoption of FIN 48 on January 1, 2007, the Company recognized no increase in its liability for unrecognized income tax benefits. The Company accounts for any applicable interest and penalties on uncertain tax positions as a component of income tax expense.

We file income tax returns in the U.S. federal jurisdiction, numerous states, Canada and India. All federal, state and international jurisdictions are open to examination due to net operating loss carryforwards.

Stock-Based Compensation

We account for stock-based employee compensation arrangements in accordance with SFAS 123(R), as adopted effective January 1, 2006. Prior to January 1, 2006, we accounted for our stock-based employee compensation arrangements under the intrinsic value method prescribed by APB 25, as allowed by SFAS 123, as amended by SFAS 148. As a result, no expense was recognized for options to purchase our common stock that were granted with an exercise price equal to fair market value at the date of grant and no expense was recognized in connection with purchases under our employee stock purchase plan prior to January 1, 2006.

We elected to adopt SFAS 123(R) using the modified prospective method. Under this method, compensation cost recognized during the period includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 amortized over the awards’ vesting period, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R) amortized on a straight-line basis over the awards’ vesting period. The fair value of stock options is estimated at the date of grant using the Black-Scholes option pricing model with weighted average assumptions for the activity under our stock plans. Option pricing model input assumptions such as expected term, expected volatility, and risk-free interest rate, impact the fair value estimate. Further, the forfeiture rate impacts the amount of aggregate compensation. These assumptions are subjective and generally require significant analysis and judgment to develop. When estimating fair value, some of the assumptions were based on or determined from external data (for example, the risk free interest rate) and other assumptions were derived from our historical experience with share-based payment arrangements (for example, volatility and expected term). The appropriate weight to place on historical experience is a matter of judgment, based on relevant facts and circumstances. Pro forma results for 2005 have not been restated.

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

Concentration of Credit Risk

Our clients operate primarily in the healthcare industry. We sell our software and services under contracts with varying terms. The accounts receivable amounts are unsecured. We believe that the allowance for doubtful accounts is sufficient to cover credit losses. Revenue related to one of our customers represented 10% of total revenues for the year ended December 31, 2007.

Foreign Currency

Our financial position and results of operations of our subsidiaries, with the exception of our subsidiary in India, are measured using the currency of the respective countries as the functional currency. Assets and liabilities are translated at the foreign exchange rate in effect at the balance sheet date, while revenue and expenses for the year are translated at the average exchange rate in effect during the year. Translation gains and losses are not included in determining net income or loss but are accumulated and reported as a separate component of stockholders’ equity.

The functional currency of our Indian subsidiary is the U.S. dollar, with monetary assets and liabilities remeasured into U.S. dollars at year-end exchange rates, and revenues and expenses remeasured at average rates prevailing during the year.

We have not entered into any hedging contracts during the three-year period ended December 31, 2007.

New Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board, or FASB, issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 allows us an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Eclipsys is evaluating the impact on its financial statements from adopting SFAS 159.

In September 2006, the FASB issued SFAS 157 “Fair Value Measurements.” SFAS 157 enhances existing guidance for measuring assets and liabilities using fair value. Prior to the issuance of SFAS 157, guidance for applying fair value was incorporated in several accounting pronouncements. SFAS 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under SFAS 157, fair value measurements are disclosed by level within that hierarchy. Certain provisions of SFAS 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, while the effective date for certain other provisions has been deferred to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. Eclipsys is evaluating the impact on its financial statements from adopting SFAS 157.

In June 2006, EITF 06-3 “How Sales Taxes Collected from Clients and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross Versus Net Presentation),” was issued. EITF 06-3 requires disclosure of the presentation of taxes on either a gross (included in revenues and costs) or a net (excluded from revenue) basis as an accounting policy decision. The provisions of this standard are effective for interim and annual reporting periods beginning after December 15, 2006. The adoption of EITF 06-3 did not have a material impact on our Consolidated Financial Statements.

3.	Marketable Securities

Marketable securities balances consist of the following:

	(in thousands) December 31,
	2007	2006
Security Type
Auction Rate Securities(1):
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	$83,977	$45,139
Debt securities issued by states of the United States and political subdivisions of the states	36,381	16,834
Other auction rate securities	45,859	4,353

	166,217	66,326

Other Securities(2):
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	152	11,259
Corporate notes/bonds	2,556	11,554
Other securities	—	410

Total	$168,925	$89,549

(1)	Auction rate securities are variable-rate debt securities. While the underlying security has a long-term nominal maturity, dutch auctions are typically held every 7, 28, or 35 days. On these reset dates, the holders of the securities have the opportunity to increase (buy), decrease (sell) or hold their investment. If the auctions are successful, they provide an opportunity the Company to sell or reset the interest rate on the security, creating a short-term instrument. The securities generally trade at par and are callable at par on any interest payment date at the option of the issuer. Interest is paid at the end of each auction period. See Note 19 to the Consolidated Financial Statements for subsequent event information related to auction rate securities.

(2)	As of December 31, 2007 the maturity dates of other securities range from one to two years.

Eclipsys’ practice for all securities in the portfolio is typically to hold them less than one year, and therefore, we believe that these investments are part of working capital and are appropriately classified as current assets. We classify all of our marketable securities as available for sale.

Gross realized gains and losses for the periods ended December 31, 2007, 2006, and 2005 as well as gross unrealized gains and losses as of December 31, 2007 and 2006 are immaterial to our financial statements.

4.	Accounts Receivable and Unbilled Receivables

Accounts receivable are composed of the following:

	(in thousands) December 31,
	2007	2006
Billed accounts receivable, net	$75,164	$77,570
Total unbilled accounts receivable, net	24,096	16,251

Total accounts receivable, net	$99,260	$93,821

5.	Property and Equipment

The balances for property and equipment were as follows:

	(in thousands) December 31,
	2007	2006
Computer equipment	$58,263	$51,595
Office equipment and other	9,852	7,008
Purchased software	32,653	30,108
Leasehold improvements	18,613	14,227

	119,381	102,938
Less: Accumulated depreciation and amortization	(73,724)	(57,132)

	$45,657	$45,806

Depreciation expense for property and equipment totaled $16.7 million, $14.8 million, and $13.8 million, in 2007, 2006, and 2005, respectively.

6.	Acquired Technology and Intangible Assets, including Goodwill

The changes in the carrying amount of goodwill for the years ended December 31, 2007 and 2006 were as follows:

	(in thousands) December 31,
	2007	2006
Beginning Balance	$12,281	$6,624
Earnouts	895	1,719
Sysware and Mosum acquisitions	—	3,029
VSA acquisition	—	909
CPMRC Sale	(5,404)	—

Ending Balance	$7,772	$12,281

During the year ended December 31, 2007, we disposed of goodwill of $5.4 million in connection with the sale of CPMRC and recorded additional goodwill of $0.9 million in connection with earnout agreements. See Notes 13 and 14 to our Consolidated Financial Statements for additional information.

For the year ended December 31, 2007 and 2006, the gross and net amounts for acquired technology, ongoing customer relationships and goodwill consist of the following:

	(in thousands)
	December 31, 2007			December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Estimated Life
Intangibles subject to amortization
Acquired technology	$1,967	$(1,373)	$594	$1,967	$(743)	$1,224	3-5 years
Ongoing customer relationships	2,404	(1,028)	1,376	5,644	(2,337)	3,307	5-7 years

Total	$4,371	$(2,401)	$1,970	$7,611	$(3,080)	$4,531

Intangibles not subject to amortization:
Goodwill			$7,772			$12,281

During the year ended December 31, 2007, we disposed of intangible assets of $0.9 million in connection with the sale of CPMRC. Amortization expense was $1.7 million for the year ended December 31, 2007, comprised of $0.6 million for acquired technology and $1.1 million for client relationships. Amortization expense was $1.3 million for the year ended December 31, 2006, comprised of $0.4 million for acquired technology and $0.9 million for client relationships. Amortization expense was $1.2 million for the year ended December 31, 2005, comprised of $0.3 million for acquired technology and $0.9 million for client relationships.

The estimated aggregate amortization expense for each of the five succeeding fiscal years is as follows:

	(in thousands)
	2008	2009	2010	2011	2012	Total
Total amortization expense	$832	$705	$262	$171	$—	$1,970

7.	Stockholders’ Equity

Undesignated Preferred Stock

We have available for issuance, 5,000,000 shares of preferred stock. As discussed below under “Shareholder Rights Plan,” Eclipsys’ Board of Directors has designated 100,000 of the 5,000,000 authorized shares of preferred stock as Series A Junior Participating Preferred Stock. Eclipsys has a balance of 4,900,000 authorized shares of undesignated preferred stock, the Undesignated Preferred. The liquidation, voting, conversion and other related provisions of the Undesignated Preferred will be determined by the Board of Directors at the time of issuance. Currently, there are no outstanding preferred shares.

Shareholder	Rights Plan

On July 26, 2000, our Board of Directors declared a dividend of one Right for each outstanding share of Eclipsys’ Common Stock to stockholders of record at the close of business on August 9, 2000. Each Right entitles the registered holder to purchase from Eclipsys one one-thousandth of a share of Series A Junior Participating Preferred Stock, $0.01 par value per share, at a Purchase Price of $65.00 in cash, subject to adjustment. The Rights will initially trade together with Eclipsys’ Common Stock, and will not be exercisable. If a person or group (other than an exempt person) acquires 15% or more of the outstanding shares of Eclipsys Common Stock, the Rights generally will become exercisable and allow the holder (other than the 15% purchaser) to purchase shares of Eclipsys’ Common Stock at a 50% discount to the market price. The effect will be to discourage acquisitions of 15% or more of Eclipsys’ Common Stock without negotiations with the Board of Directors. The terms of the Rights are set forth in a Rights Agreement dated as of July 26, 2000, the Rights Agreement, between Eclipsys and Fleet National Bank, as Rights Agent. The Board has designated 100,000 of the 5,000,000 authorized shares of preferred stock as Series A Junior Participating Preferred Stock.

8.	Employee Benefit Plans

2005 Stock Incentive Plan

At our Annual Meeting of Stockholders held June 29, 2005, our shareholders approved the 2005 Stock Incentive Plan, or the 2005 Plan. Under the 2005 Plan, no further awards will be granted under our prior Stock Incentive Plans which include our 1996, 1998, 1999 and 2000 plans. Awards may be made under the 2005 Plan for a number of shares (subject to adjustment in the event of stock splits and other similar events) equal to the sum of (1) 2,000,000 shares of the Company’s common stock, (2) any shares reserved for issuance under the Amended and Restated 2000 Stock Incentive Plan that remain available for issuance as of the date the 2005 Plan was approved by our stockholders and (3) any shares subject to outstanding awards under our 1996 Stock Plan, the Amended and Restated 1998 Stock Incentive Plan, the Amended and Restated 1999 Stock Incentive Plan and the Amended and Restated 2000 Stock Incentive Plan that expire or are terminated, surrendered or canceled without having been fully exercised, are repurchased or forfeited in whole or part or result in any shares subject to such award not being issued. We expect to satisfy option exercises by issuing the Company’s common stock. As of December 31, 2007, there were 1.1 million shares available for future issuance under the 2005 Plan.

2005 Inducement Grant Stock Incentive Plan

During 2006 we issued 400,000 stock options and 100,000 shares of restricted stock as an inducement grant made without stockholder approval and outside the 2005 Plan.

Awards granted under these plans generally have a contractual life of 7 to 10 years and generally vest over a 3 to 5 year period.

Stock Options

A summary of stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2007	5,631,584	$15.40
Options granted	938,250	$21.71
Options exercised	(999,942)	$12.89
Options canceled or forfeited	(315,771)	$22.23

Outstanding at December 31, 2007	5,254,121	$16.58	6.32	$45,856

Vested and expected to vest at December 31, 2007	5,093,168	$16.47	6.28	$45,049

Exercisable at December 31, 2007	2,864,886	$14.04	4.78	$32,280

As of December 31, 2007, $33.2 million of total unrecognized compensation costs related to stock options is expected to be recognized over a weighted average period of 3.49 years.

The weighted average grant date fair value of our employee stock options granted was $12.63, $15.11 and $11.29 per option during the years ended December 31, 2007, 2006 and 2005, respectively. The intrinsic value of shares exercised was $8.8 million, $30.5 million and $15.4 million during the years ended December 31, 2007, 2006 and 2005, respectively.

The weighted average fair value of outstanding stock options has been estimated at the date of grant using a Black-Scholes option pricing model. The following are significant weighted average assumptions used for estimating the fair value of the activity under our stock option plans:

	Years Ended December 31,
	2007	2006	2005
Expected term (in years)	5.91	6.46	6.01
Risk free interest rate	4.31%	4.99%	4.02%
Expected volatility	59.3%	77.1%	80.2%
Dividend yield	0%	0%	0%

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

Non-Vested Restricted Stock

From time to time the Company has issued non-vested restricted stock grants to members of senior management. The Company issued 150,000 and 100,000 shares in 2007 and 2006, respectively. Generally, restricted stock grants vest over a five-year period.

Non-vested restricted stock award activity for the year ended December 31, 2007 is summarized as follows:

	Non-vested Number of Shares	Weighted Average Grant - Date Fair Value
Nonvested balance at January 1, 2007	366,128	$17.29
Granted	150,000	$19.62
Vested	(124,033)	$17.23
Forfeited	(9,865)	$15.11

Nonvested balance at December 31, 2007	382,230	$18.28

Compensation expense for non-vested restricted common stock issued at discounted prices is recognized over the vesting period for the difference between the purchase price and the fair market value on the measurement date. Compensation expense recorded for stock-based awards of restricted stock was $2.3 million, $2.6 million, and $2.4 million, for the years ended December 31, 2007, 2006 and 2005, respectively.

As of December 31, 2007, $6.1 million of total unrecognized compensation costs related to non-vested restricted awards is expected to be recognized over a weighted average period of 3.19 years. The fair value of shares vested in each of the years ended December 31, 2007, 2006 and 2005 was $2.7 million, $6.0 million and $0.8 million, respectively.

Deferred Stock Units

Effective May 10, 2006, we implemented a deferred stock unit plan to provide for equity compensation for our non-employee directors in the form of deferred stock units, or DSUs, granted under the 2005 Plan. As of the date of each annual meeting of the Company’s stockholders, each continuing non-employee director receives a number of DSUs determined by dividing $75,000 by the fair market value of a share of the Company’s common stock on the grant date. These DSUs vest quarterly over the course of the ensuing year. After cessation of board service, the Company will pay the DSUs by issuing to the former director a number of shares of the Company's common stock equal to the number of accumulated vested deferred stock units. In addition, a non-employee director may elect to receive DSUs in lieu of all or a portion of his or her cash fees. All DSUs received for cash fees are fully vested.

We granted 24,086 and 26,459 deferred stock units at an average market value of $23.44 and $18.91 during the years ended December 31, 2007 and 2006, respectively. The value of these deferred stock units is amortized to compensation expense and director fees ratably over the vesting period. Expense recorded for deferred stock units was $586,000 and $313,000 in the years ended December 31, 2007 and 2006, respectively.

Employee Savings Plan

During 1997, we established a Savings Plan pursuant to Section 401(k) of the Internal Revenue Code, or the Code, whereby employees may contribute a percentage of their compensation, not to exceed the maximum amount allowable under the Code. At the discretion of our Board of Directors, we may elect to make matching contributions, as defined in the Savings Plan. For the years ended December 31, 2007, 2006, and 2005 the Board of Directors approved contributions to the Savings Plan of $1.5 million, $1.3 million, and $0.6 million, respectively.

2005 Employee Stock Purchase Plan

On June 29, 2005, our shareholders approved the 2005 Employee Stock Purchase Plan, or the 2005 Purchase Plan. In connection with the approval, the Second Amended and Restated 1998 Employee Stock Purchase Plan was terminated and no further awards will be made under such plan. Under the provisions of the 2005 Purchase Plan, our employees may purchase shares of our stock at a purchase price of 95% of the closing price of our stock on the final day of the yearly offering period as defined. There were 19,568 shares issued under the 2005 Purchase Plan as a result of employee participation during the year ended December 31, 2007. As of December 31, 2007, there were 929,946 shares available for future issuance under the 2005 Purchase Plan.

9.	Stock-Based Compensation

During the years ended December 31, 2007 and 2006, our stock based compensation expense, as included in each respective expense category, was as follows (in thousands):

	Year Ended December 31,
	2007	2006
Cost of systems and services	$4,597	$3,215
Sales and marketing	3,137	3,495
Research and development	2,175	1,921
General and administrative	1,358	2,626
Restructuring charge	—	2,846

Total stock-based compensation expense	$11,267	$14,103

The restructuring charge of $2.8 million for the year ended December 31, 2006 reflected in the table above, is included in the $14.7 million restructuring charge disclosed separately in the consolidated Statement of Operations.

Prior to January 1, 2006, we accounted for our stock-based employee compensation arrangements under the intrinsic value method prescribed by APB 25, as allowed by SFAS 123, as amended by SFAS 148. As a result, no expense was recognized for options to purchase our common stock that were granted with an exercise price equal to fair market value at the date of grant. Pro forma information regarding net income and net income per share, as required by SFAS 123, has been determined as if the Company had accounted for its employee stock option plan under the method of SFAS 123. The pro forma information for the year ended December 31, 2005 is as follows (in thousands, except per share data):

Year ended December 31, 2005
Net income	$269
Add: stock-based employee compensation expense included in net income, net of related tax effects	2,427
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(11,599)

Pro forma net loss	$(8,903)

Basic net income (loss) per common share:
As reported	$0.01
Pro forma	$(0.19)
Diluted income (loss) per common share:
As reported	$0.01
Pro forma	$(0.19)

10.	Restructuring

In January 2006, we effected a restructuring of our operations which included a reduction in headcount of approximately 100 individuals and the reorganization of our Company. In December 2006, we realigned certain management resources and consolidated some facilities to eliminate excess office space.

These activities resulted in total restructuring charges of $14.7 million, which were incurred in the year ended December 31, 2006. Severance charges were $12.2 million, of which $2.8 million was for non-cash stock-based compensation. The excess office space consolidation resulted in charges of $2.5 million related to the closing of three of our facilities. The remaining liability as of December 31, 2007 is expected to be paid out through 2009.

A summary of the 2007 and 2006 restructuring activity related to the 2006 actions is as follows (in thousands):

	One-time Termination Benefits	Facility Closures	Total
Balance at January 1, 2006	$—	$—	$—
Restructuring charge	12,184	2,486	14,670
Non-cash charges related to stock option modifications	(2,846)	—	(2,846)
Payments	(6,164)	—	(6,164)

Balance at December 31, 2006	3,174	2,486	5,660
Payments	(2,896)	(1,587)	(4,483)

Balance at December 31, 2007	$278	$899	$1,177

In October 2007, the Company initiated a restructuring plan to relocate its corporate headquarters from Boca Raton, Florida to Atlanta, Georgia. The intent of the restructuring plan is to consolidate more of the Company’s operations in one location, reduce overhead costs, and provide a more accessible location for existing and potential clients as well as employees. The charges related to this plan primarily consist of severance-related expenses associated with the termination of impacted employees and include one-time termination benefits and retention-bonus expenses. Total restructuring expenses in connection with this plan are expected to approximate $2.3 million, of which $1.2 million has been incurred as of December 31, 2007. The relocation of the corporate headquarters is expected to be complete in the first quarter of 2008, with the related payments made during the first and second quarters of 2008.

The restructuring charges have been recorded in our Consolidated Statements of Operations as “restructuring charge.”

A summary of the restructuring activity related to the relocation of our corporate headquarters was as follows (in thousands):

	One-time Termination Benefits	Retention Bonus	Other	Total
Balance at January 1, 2007	$—	$—	$—	$—
Restructuring charge	531	448	196	1,175
Payments	(2)	—	(196)	(198)

Balance at December 31, 2007	$529	$448	$—	$977

11.	Income Taxes

The income tax provision (benefit) is as follows (in thousands):

	December 31,
	2007	2006	2005
Current Tax Provision:
Federal	$428	$—	$—
State	85	—	—
Foreign	239	—	—

	$752	$—	$—

Deferred Provision (Benefit):
Federal	$448	$34	$—
State	94	4	—
Foreign	(5,286)	—	—

	(4,744)	38	—

Total Provision	$(3,992)	$38	$—

For the year ended December 31, 2007 the Company’s U.S. and foreign income before income taxes totaled $34.2 million and $2.9 million, respectively.

A reconciliation of the effect of applying the federal statutory rate and the effective income tax rate on our income tax provision is as follows (in thousands):

	2007	2006	2005
Statutory federal income tax rate	$13,002	$1,405	$91
State income taxes, net of federal benefit	1,488	164	11
Incentive stock options	(1,045)	(2,065)	—
Applicable rate changes	(2,840)	—	—
FIN 48 liability	780	—	—
Foreign jurisdiction rate differential	(658)	—	—
Other	996	666	636
Valuation allowance	(15,715)	(132)	(738)

Income tax provision	$(3,992)	$38	$—

The significant components of our net deferred tax assets (liabilities) are as follows (in thousands):

	(in thousands)
	December 31,
	2007	2006
Deferred tax assets:
Intangible assets	$17,053	$20,317
Stock based compensation	6,889	5,797
Allowance for doubtful accounts	1,672	2,181
Accrued expenses	2,112	3,203
Deferred Revenue	3,691	—
Other	—	1,766
Net operating loss carryforwards	92,494	119,791

	123,911	153,055
Deferred tax liabilities:
Unbilled receivables	(9,804)	(5,109)
Goodwill amortization	(128)	(38)
Depreciation	(3,874)	(4,161)
Capitalization of software development costs	(15,065)	(12,262)
Other	(2,226)	—

Net deferred tax asset	92,814	131,485
Valuation allowance	(87,115)	(131,523)

	$5,699	$(38)

	(in thousands)
	December 31,
	2007	2006
Balance sheet classification:
Current deferred tax asset	$7,524	$—
Noncurrent deferred tax asset	31,187	3,661
Current deferred tax liability	(1,777)	(3,699)
Noncurrent deferred tax liability	(31,235)	—

	$5,699	$(38)

As of December 31, 2007, the Company had U.S. net operating loss carryforwards for federal income tax purposes of approximately $308 million. Of this amount, $11 million expires in 2012 and $21 million expires in 2018; the balance expires in varying amounts through 2026. Of the total U.S. net operating loss carryforward, $89 million relates to stock option tax deductions which will be tax-effected and the benefit credited as additional paid-in-capital when realized. Additionally, the Company has Canadian net operating loss carryovers of approximately $21 million that expire in varying amounts through 2026. The Company’s Indian subsidiary is entitled to a tax holiday which expires in 2009.

As of December 31, 2007, the Company’s ability to use a portion of its federal and state net operating loss carryforwards to reduce future taxable income is subject to restrictions attributable to equity transactions that resulted in a change of ownership during its 1998 tax year as defined in Internal Revenue Code Section 382. We do not expect that the limitations placed on this portion of the Company’s NOLs as a result of this change in ownership will result in the expiration of its NOL carryforwards. However, future equity transactions could limit the utilization of its existing NOLs.

As of December 31, 2007, a valuation allowance of approximately $87 million has been established against the U.S. deferred tax assets that management does not believe are more likely than not to be realized. This determination is based primarily on the Company’s recent history of taxable losses, operating losses and uncertainty with respect to its forecasted results. We will continue to assess the requirement for a valuation allowance on a quarterly basis. Should the Company achieve its 2008 forecasted results, it may be that we determine from our valuation allowance assessment that the positive evidence outweighs the negative resulting in the release of all or a portion of the allowance.

In the fourth quarter 2007, we concluded that is more likely than not that the deferred tax assets in Canada will be recovered from future taxable income. Accordingly, in 2007, we recorded a tax benefit of approximately $5 million for the reversal of the tax valuation allowance related to our Canadian operation.

Eclipsys intends to indefinitely reinvest the undistributed earnings of its foreign subsidiaries. Accordingly, no deferred taxes have been recorded for the difference between its financial and tax basis investment in its foreign subsidiaries. If these earnings were distributed to the U.S. in the form of dividends, or otherwise, the Company would have additional U.S. taxable income and, depending on the Company’s tax posture in the year of repatriation, may have to pay additional U.S. income taxes. Withholding taxes may also apply to the repatriated earnings. Determination of the amount of unrecognized income tax liability related to these permanently reinvested and undistributed foreign subsidiary earnings is currently not practicable.

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”). This interpretation clarifies the criteria for recognizing income tax benefits under FASB Statement No. 109, “Accounting for Income Taxes,” and requires additional disclosures about uncertain tax positions. Under FIN 48 the financial statement recognition of the benefit for a tax position is dependent upon the benefit being more likely than not, based on its technical merits, to be sustainable upon audit by the applicable taxing authority. If this threshold is met, the tax benefit is then measured and recognized at the largest amount that is greater than 50 percent likely of being realized upon ultimate settlement. Upon adoption of FIN 48 on January 1, 2007, the Company recognized no increase in its liability for unrecognized income tax benefits. A reconciliation of the beginning and ending amount of the consolidated liability for unrecognized income tax benefits during the year ended December 31, 2007 is as follows (in thousands):

2007
Balance at January 1, 2007	$—
Additions for tax positions of prior years	548
Additions for tax positions related to 2007	168
Reductions for tax positions of prior years	—
Settlements	—

Balance at December 31, 2007	$716

Of the $0.7 million of additions, $0.6 million would affect the Company’s effective income tax rate in the respective period of change. The Company accounts for any applicable interest and penalties on uncertain tax positions as a component of income tax expense. The liability for uncertain income taxes as of December 31, 2007 and income tax expense for the year ended December 31, 2007 include interest and penalties of $0.2 million.

The Company’s tax returns filed in multiple jurisdictions are subject to audit by taxing authorities. Years with net operating losses that can be carried forward remain open for audit until the net operating loss is utilized or expires. As of December 31, 2007, the earliest years remaining open for audit and/or settlement in our major taxing jurisdictions are as follows: United States – 1997 and Canada – 2001.

12.	Commitments and Contingencies

In July and August of 2007, four purported stockholder derivative complaints were filed in the United States District Court for the Southern District of Florida against certain current and former directors and officers of Eclipsys and Eclipsys as a nominal defendant, alleging that during the period from at least 1999 until 2006 certain of Eclipsys’ option grants were backdated and that as a result of this alleged backdating the Company’s financial statements were misstated, and stock sales by the named defendants constituted improper insider selling. These complaints were consolidated in November 2007. The Company is currently unable to predict the outcome of the litigation or to reasonably estimate the range of potential loss, if any. However, dealing with this litigation has required the Company to incur substantial legal expenses, which affected the Company’s financial results for 2007 and will continue to affect the Company’s 2008 results as well. The derivative litigation also could result in management distraction and adverse publicity and resulting reputational harm, which could impair the Company’s sales and marketing efforts.

In addition to the foregoing, the Company and its subsidiaries are from time to time parties to legal proceedings, lawsuits and other claims incident to their business activities. Such matters may include, among other things, assertions of contract breach or intellectual property infringement, claims for indemnity arising in the course of our business and claims by persons whose employment with us has been terminated. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, management is unable to ascertain the ultimate aggregate amount of monetary liability, amounts which may be covered by insurance or recoverable from third parties, or the financial impact with respect to these matters as of December 31, 2007. However, based on our knowledge as of December 31, 2007, management believes that the final resolution of such matters pending at the time of this report, individually and in the aggregate, will not have a material adverse effect upon our consolidated financial position, results of operations or cash flows.

Non-cancelable Operating Leases

We lease office space and certain equipment under non-cancelable operating leases. Rental expense under operating leases was $11.7 million, $8.3 million, and $9.4 million for the years ended December 31, 2007, 2006, and 2005, respectively. Future minimum rental payments under non-cancelable operating leases as of December 31, 2007 are as follows:

(in thousands)
Year Ending December 31,
2008	9,640
2009	9,286
2010	6,882
2011	4,640
2012	4,255
Thereafter	16,387

$51,090

We have unconditional purchase obligations that consist of minimum purchase commitments for telecommunication services, computer equipment, maintenance, consulting and other commitments. In aggregate, these obligations total approximately $80.2 million. These obligations will require payments of $56.0 million in 2008, with the majority of the balance occurring within the next three years.

Indemnification clauses

Our standard software license agreements contain indemnification clauses that are limited in amount. Pursuant to these clauses, we indemnify, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party. We account for these clauses under FASB Staff Position FIN 45 45-1: Accounting for Intellectual Property Infringement Indemnifications under FASB Interpretation No. 45. Accordingly, there are no liabilities recorded for these agreements as of December 31, 2007.

13.	Acquisitions

In December 2006, we acquired Van Slyck & Associates, Inc., or VSA. VSA is a patient classification, acuity-driven nurse staffing service and software company.

The aggregate purchase consideration included $1.5 million in cash, as well as earnout consideration of up to approximately $2.5 million payable in cash over a two-year period, based on the attainment of conditions defined in the acquisition agreement. All future consideration paid under the earn-out provisions of the agreement, if any, will be recorded as additional goodwill. The operating results of VSA have been combined with those of Eclipsys since December 15, 2006.

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

On June 11, 2006, we entered into an agreement to acquire both the assets of Sysware Health Care Systems, Inc., or Sysware, and the stock of Sysware’s sister company Mosum Technology (India) Private Limited, or Mosum. In July 2006, we closed the asset acquisition of Sysware. We closed the stock acquisition of Mosum, which is based in India, in December, 2006, once all the Indian regulatory approvals were received. The acquisition of these affiliated companies enabled us to market Sysware’s laboratory information solution as a core module of Eclipsys’ Sunrise Clinical Manager™ suite of enterprise-wide advanced clinical solutions, and also provided us with the foundation for a development and support organization in India.

The aggregate purchase consideration included $3.7 million in cash, as well as earnout consideration of up to approximately $3.9 million payable in a combination of cash and shares of our common stock over a two-year period, based on the attainment of conditions defined in the acquisition agreement. All future consideration paid under the earn-out provisions of the agreement, if any, will be recorded as additional goodwill. The operating results of Sysware and Mosum have been combined with those of Eclipsys since July 14, 2006. In October 2007, we changed the name of Mosum to Eclipsys (India) Private Limited.

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

Under the provisions of the earn-out agreements related to the acquisitions, we recorded incremental goodwill of $0.9 and $1.7 million in 2007 and 2006, respectively. In connection with these earn-outs, we issued 62,063 and 76,458 shares of our common stock in 2007 and 2006, respectively, and paid cash consideration totaling $1.3 million and $1.0 million, respectively.

14.	Sale of Assets

In December 2007, the Company entered into an Asset Purchase Agreement with Elsevier Inc. (“Elsevier”) pursuant to which Elsevier acquired certain assets of our Clinical Practice Model Resource Center (“CPMRC”) business (including CPMRC’s proprietary clinical practice guidelines and related intellectual property; “content”), assumed certain CPMRC content customer contracts and retained related CPMRC employees for $23.1 million in cash. The transaction resulted in a net gain of $12.8 million comprised of the following:

(in thousands):

Cash received	$23,134
CPMRC earnout settlement payment	(5,100)
Net assets sold	(4,755)
Other costs	(518)

Gain on sale	$12,761

In connection with this transaction the Company, for $5.1 million, settled the remaining earnout obligation under the 2004 CPMRC acquisition agreement and reflected this as a reduction of the gain on sale.

In addition to the aforementioned proceeds from sale, we can earn up to an additional $11.0 million over the next 3 years in the event Elsevier meets certain sales targets, we are successful in obtaining permission from a customer to transfer its contract to Elsevier, and we complete certain minor data base application development for Elsevier. If these milestones are met, we would reflect any contingent consideration received as additional gain on the sale of CPMRC.

In connection with the sale, the Company and Elsevier entered into reseller and license agreements to allow Eclipsys to continue to acquire CPMRC content and services from Elsevier in order to support existing and possible new customers who use Eclipsys’ Knowledge-Based Charting software application, which contains the CPMRC content.

15.	Related Party Transactions

License Agreement with Partners HealthCare System, Inc.

We have a license agreement with Partners HealthCare System, Inc., or Partners. Mr. Jay Pieper, a director of Eclipsys, is Vice President of Corporate Development and Treasury Affairs for Partners. Under the terms of this license, we may develop, commercialize, distribute and support certain technology of Partners, or the Partners’ Technology, and license it, as well as sell related services, to other healthcare providers and hospitals throughout the world (with the exception of the Boston, Massachusetts metropolitan area). No royalties are payable by us pursuant to the license with Partners. In 2001, Partners entered into a contract with us for the license of a new software application and related professional services. This new software application consisted of an upgrade to an existing software application that Partners had licensed from Transition Systems, Inc, an entity that was acquired by us in December 1998. Under this new contract, Partners paid us the sums of $1.2 million, $0.9 million and $0.9 million, in 2007, 2006 and 2005, respectively. As of December 31, 2007, Partners owed us the sum of approximately $0.1 million related to this contract. Mr. Pieper was not affiliated with Eclipsys at the time of the negotiation of the Partners license from Transition Systems, Inc.

Investment in Healthvision, Inc.

The Company historically held an investment in a related party, Healthvision, Inc, or Healthvision. This investment was accounted for as an equity method investment, which had a zero basis reflecting cumulative losses. In October 2007, Healthvision was acquired by Quovadx Inc. The Company received zero proceeds from this transaction and therefore no gain or loss was recorded on the disposition of our investment. The Company has no continuing ownership in Healthvision.

Lease Agreement and Cost-Sharing Arrangement with BG Jet Corp.

Effective March 1, 2007, we entered into a Lease Agreement and a Cost Sharing Agreement, each with BG Jet Corp., and an Assignment and Consent among Eclipsys, BG Jet Corp, NetJets Sales, Inc., NetJets Services, Inc. and NetJets Aviation, Inc. BG Jet Corp. is 50% owned by Mr. Eugene Fife, one of our directors and the Chairman of our Board. The NetJets entities are affiliated companies that in the aggregate provide a fractional aircraft interest and related services to BG Jet Corp. This arrangement had an initial term of 11 months and has been renewed upon agreement of the parties. The agreement was renewed for a 11 month period in February of 2008. Either Eclipsys or BG Jet Corp. may terminate the arrangement if Mr. Fife’s service on our Board ceases, or as a result of a change in control of Eclipsys, or upon loss of use of the aircraft that is subject to the fractional interest, or upon transfer of the fractional interest in whole or part by BG Jet Corp.

During the year ended December 31, 2007, we paid $139,000 to BG Jet Corp. under this arrangement.

16.	Quarterly Financial Information (Unaudited)

The following table presents consolidated statement of operations data for each of the eight quarters in the years ended December 31, 2007 and 2006. The data in the statement of operations is unaudited and, in the opinion of management, includes all adjustments (consisting of normal recurring adjustments) necessary to state fairly the data for such periods.

	For the Year Ended December 31, 2007
	(in thousands, except per share data)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Revenues	$113,030	$119,019	$121,080	$124,404	$477,533
Income from operations	906	4,125	7,513	4,774	17,318
Net income	2,401	5,694	8,864	24,182	41,141
Basic net income per common share	$0.05	$0.11	$0.17	$0.45	$0.78
Diluted net income per common share	$0.04	$0.11	$0.16	$0.45	$0.76

	For the Year Ended December 31, 2006
	(in thousands, except per share data)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Revenues	$100,891	$102,397	$108,566	$115,688	$427,542
Income (loss) from operations	(9,061)	448	4,199	3,210	(1,204)
Net income (loss)	(7,912)	1,761	5,577	4,667	4,093
Basic net income (loss) per common share	$(0.16)	$0.03	$0.11	$0.09	$0.08
Diluted net income (loss) per common share	$(0.16)	$0.03	$0.11	0.09	$0.08

17.	Geographic Information

Revenues are attributed to geographical areas based on customer’s geographical location. The Company’s revenues by geographic area are summarized below (in thousands):

	Year ended December 31,
	2007	2006	2005
United States	$444,474	$394,536	$359,331
Canada	31,761	30,592	21,339
Other	1,298	2,414	2,672

Total	$477,533	$427,542	$383,342

A summary of the Company’s long-lived assets by geographic area is summarized below (in thousands):

	December 31,
	2007	2006
United States	$133,774	$109,834
Canada	938	1,144
India	3,454	2,617

Total	$138,166	$113,595

18.	Basic and Diluted Net Income Per Share

For all periods presented, basic and diluted net income per common share is presented in accordance with SFAS 128 “Earnings per Share,” which provides for the accounting principles used in the calculation of earnings per share. Basic net income per common share excludes dilution and is calculated by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted net income per common share reflects the potential dilution from assumed conversion of all dilutive securities such as stock options and unvested restricted stock using the treasury stock method. When the effects of the outstanding stock options are anti-dilutive, they are not included in the calculation of diluted earnings per common share. For the year ended December 31, 2007, anti-dilutive stock options totaling 3.5 million shares were excluded from the determination of diluted earnings per common share.

The computations of the basic and diluted earnings per common share were as follows:

	(in thousands, except per share data)
	December 31,
	2007	2006	2005
Basic earnings per common share:
Net income	$41,141	$4,093	$269
Weighted average common shares outstanding	52,737	51,472	47,947

Basic net income per common share	$0.78	$0.08	$0.01

Diluted net income per common share:
Net income	$41,141	$4,093	$269
Weighted average common shares outstanding	52,737	51,472	47,947
Dilutive effect of:
Stock options, restricted stock awards, and other stock compensation	1,263	1,442	2,618
Contingent shares issuable pursuant to earn-out agreements	4	34	73

Total shares	54,004	52,948	50,638

Diluted net income per common share	$0.76	$0.08	$0.01

19.	Subsequent Event

Auction Rate Securities

As of December 31, 2007, the Company had approximately $191 million of cash, cash equivalents and short-term marketable securities. Of these amounts, approximately $166 million was invested in auction-rate securities (“ARS”), comprising certain “AAA” rated notes backed by insured student loans with long-term nominal maturities for which the interest rates are reset through a dutch auction each month. The monthly auctions historically have provided a liquid market for these securities.

In February 2008, the broker-dealers managing the Company’s ARS portfolio experienced failed auctions of certain of these securities where the amount of securities submitted for sale exceeded the amount of purchase orders. The ARS continue to pay interest according to their stated terms and the ARS held by the Company have not been downgraded nor have they been placed on credit watch.

If uncertainties in the credit and capital markets continue, these markets deteriorate further or the Company experiences any rating downgrades on any investments in its portfolio (including on ARS), the Company may incur temporary or other-than-temporary impairments, which could negatively affect the Company’s financial condition, cash flow and reported earnings. Additionally, a continued deterioration in market conditions that lead us to conclude our marketable securities are not available to fund current operations would result in us classifying our ARS as noncurrent assets.

Secured Financing

On February 15, 2008, the Company entered into an agreement with an investment bank, pursuant to which the Company received $45 million in exchange for a transfer to the bank of ARS with a nominal value of $90 million in the aggregate. The Company is obligated to repay the bank and the bank is obligated to transfer the ARS back to the Company on May 15, 2008, subject to earlier transfer back to the Company at the Company’s discretion (the “Repayment Date”). The arrangement has been amended to permit the Company to extend the Repayment Date to August 15, 2008 if not in default under the arrangement on May 15, subject to compliance with the margin requirement described below. The repayment obligation includes the original $45 million with interest payable monthly at a rate measured at 3 month LIBOR plus 1.5% through May 15, 2008, increasing to 3 month LIBOR plus 3.5% if the Repayment Date extends beyond May 15, 2008 (collectively and net of any cash payments made, the “Repayment Amount”). If the market value (as determined by the bank in its reasonable discretion) of the ARS falls below 140% of the Repayment Amount, the Company may be required immediately to transfer to the bank additional cash or securities such that the total value of the ARS and all additional transferred cash and securities would be at least 150% of the Repayment Amount, and thereafter to maintain that 150% margin until the Repayment Date, provided that the Company may not extend the Repayment Date to August 15, 2008 as described above if the market value of the ARS and all additional transferred cash and securities is not at least 176% of the Repayment Amount on May 15, 2008. Any such additional cash and securities would be transferred back to the Company, along with the ARS, for the Repayment Amount on the Repayment Date.

The Company entered into this arrangement to provide funds to close the February 2008 acquisition of Enterprise Performance Systems, Inc. (“EPSi”). See EPSi acquisition below for more information.

EPSi acquisition

On February 25, 2008, the Company acquired all of the outstanding capital stock of EPSi, a private company, for $53 million in cash paid at closing, subject to certain holdback arrangements and working capital adjustments. EPSi is a leading provider of business intelligence solutions, including web-based software and related consulting services, that allow clients in the healthcare industry to improve financial performance and operational decision making.

SCHEDULE II — VALUATION OF QUALIFYING ACCOUNTS

For the Years Ended December 31, 2007, 2006 and 2005

(in thousands)

	Balance at Beginning of Period	Additions	Write-offs	Balance at End of Period
December 31, 2007
Allowance for doubtful accounts	$3,907	$2,078	$(1,745)	$4,240

Valuation allowance for deferred tax asset	$131,523	$6,670	$(51,078)	$87,115

December 31, 2006
Allowance for doubtful accounts	$5,676	$1,457	$(3,226)	$3,907

Valuation allowance for deferred tax asset	$133,182	$—	$(1,659)	$131,523

December 31, 2005
Allowance for doubtful accounts	$4,952	$3,998	$(3,274)	$5,676

Valuation allowance for deferred tax asset	$128,745	$4,437	$—	$133,182

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act as of December 31, 2007. Our disclosure controls and procedures are designed to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. There is no assurance that our disclosure controls and procedures will operate effectively under all circumstances. Based upon the evaluation described above our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2007, our disclosure controls and procedures were effective.

Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Management assessed our internal control over financial reporting as of December 31, 2007. In making this assessment, we used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

Based on our assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2007 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

The effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

On February 25, 2008, we acquired all of the outstanding capital stock of Enterprise Performance Systems, Inc., a private company, for $53 million in cash payable at closing, subject to certain holdback arrangements and working capital adjustments. See Note 19, “Subsequent Events,” to the Consolidated Financial Statements for additional information.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

Information regarding directors, executive officers and corporate governance will be set forth in the proxy statement for our 2008 annual meeting of stockholders and is incorporated herein by reference.

Item 11.	Executive Compensation

Information regarding executive compensation will be set forth in the proxy statement for our 2008 annual meeting of stockholders and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management will be set forth in the proxy statement for our 2008 annual meeting of stockholders and is incorporated herein by reference.

The following table provides information about shares of Eclipsys Common Stock that may be issued under our existing equity compensation plans as of December 31, 2007.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (c)
Equity compensation plans approved by security holders (1)	4,324,529	$16.27	2,003,706
Equity compensation plans not approved by security holders (2)	925,000	$18.12	—

Total	5,249,529		2,003,706	(3)

(1)	This table excludes an aggregate of 4,592 options issuable upon the exercise of outstanding options assumed by Eclipsys in connection with various acquisitions. The weighted average price of the excluded options is $0.76.

(2)	Represents options which were granted in 2005 and 2006 without stockholder approval, as inducement grants, in accordance with NASDAQ rules related to the hiring of Mr. Deady as our Executive Vice President, Client Solutions and Mr. Eckert as our President and Chief Executive Officer.

(3)	The number of securities remaining available for future issuance under equity compensation plans includes 929,946 shares available for future issuance under the Employee Stock Purchase Plan as of December 31, 2007.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information regarding certain relationships and related transactions will be set forth in the proxy statement for our 2008 annual meeting of stockholders and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

Information regarding principal accounting fees and services will be set forth in the proxy statement for our 2008 annual meeting of stockholders and is incorporated herein by reference.

Part IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this report:

(1)	Consolidated Financial Statements included in Item 8 of this report on Form 10-K

(2)	Financial Statement Schedules included in Item 8 of this report on Form 10-K Schedule II - Valuation of Qualifying Accounts

(3)	The following exhibits are included in this report:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date

2.1	Asset Purchase Agreement dated December 19, 2007, by and among the Registrant, Eclipsys Solutions Corporation, CPM Resource Center, Inc., and Elsevier Inc.			Filed herewith

3.1	Third Amended and Restated Certificate of Incorporation of the Registrant	10-Q	3.1	September 21, 1998

3.2	Certificate of Designation of Series A Junior Participating Preferred	8-K	1	August 8, 2000

3.3	Amended and Restated Bylaws of the Registrant	8-K	3.2	November 19, 2007

4.1	Specimen certificate for shares of Common Stock	S-1	4.1	April 23, 1998

4.2	Rights Agreement, dated July 26, 2000, by and between the Registrant and Fleet National Bank, as Rights Agent	8-K	1	August 8, 2000

10.1	Second Amended and Restated Registration Rights Agreement	S-1	10.1	April 23, 1998

10.2	Information Systems Technology License Agreement, dated as of May 3, 1996, by and amount Partners Healthcare System, Inc. and Integrated Healthcare Solutions, Inc.	S-1	10.5	April 23, 1998

10.3*	1996 Stock Plan	S-1	10.7	April 23, 1998

10.4*	Amended and Restated 1998 Employee Stock Incentive Plan	10-Q	10.1	August 13, 2002

10.5*	Amended and Restated 1999 Stock Incentive Plan	10-Q	10.2	August 13, 2002

10.6*	Amended and Restated 2000 Stock Incentive Plan	10-Q	10.1	May 10, 2005

10.7*	2005 Stock Incentive Plan	8-K	10.1	July 6, 2005

10.8*	2005 Employee Stock Purchase Plan	8-K	10.2	July 6, 2005

10.9*	2005 Inducement Grant Stock Incentive Plan	8-K	10.1	October 21, 2005

10.10*	Form of Incentive and/or Non-Qualified Stock Option Agreement under the Amended and Restated 2000 Stock Incentive Plan, as amended	8-K	99.1	December 1, 2004

10.11*	Form of Restricted Stock Agreement under the Amended and Restated 2000 Stock Incentive Plan, as amended	8-K	99.2	December 1, 2004

10.12*	Form of Restricted Stock Agreement to be used in connection with issuance of restricted stock to executive officers and members of the Registrant’s board of directors under the Eclipsys Corporation 2005 Stock Incentive Plan	10-K	10.15	May 23, 2007

10.13*	Form of Notice of Grant of Restricted Stock to be used in connection with issuance of restricted stock to executive officers under the Eclipsys Corporation 2005 Stock Incentive Plan	10-K	10.16	May 23, 2007

10.14*	Form of Notice of Grant of Restricted Stock to be used in connection with issuance of restricted stock to members of the Registrant’s board of directors under the Eclipsys Corporation 2005 Stock Incentive Plan	10-K	10.17	May 23, 2007

10.15*	Form of Notice of Grant of Stock Option to be used in connection with grants of stock options to executive officers under the Eclipsys Corporation 2005 Stock Incentive Plan	10-K	10.18	May 23, 2007

10.16*	Form of Notice of Grant of Stock Option to be used in connection with grants of stock options to members of the Registrant’s board of directors under the Eclipsys Corporation 2005 Stock Incentive Plan	10-K	10.19	May 23, 2007

10.17*	Form of Indemnification Agreement between the Registrant and each non-employee director	10-K	10.11	March 15, 2004

10.18*	Non-employee Director Deferred Stock Unit Plan	8-K	10.1	May 17, 2006

10.19*	Employment Agreement, effective as of March 15, 2005, by and between the Registrant and John P. Gomez	8-K	99.3	April 7, 2005

10.20*	Employment Agreement between the Registrant and R. Andrew Eckert dated as of October 24, 2005	8-K	10.2	October 21, 2005

10.21*	Agreement re Specified Acts between the Registrant and R. Andrew Eckert dated as of October 24, 2005	8-K	10.3	October 21, 2005

10.22*	Employment Agreement between the Registrant and John E. Deady dated December 22, 2005	10-K	10.31(1)	March 7, 2006

10.23*	Agreement re Specified Acts between the Registrant and John E. Deady dated December 22, 2005	10-K	10.31(1)	March 7, 2006

10.24*	Severance Agreement dated July 31, 2006 between the Registrant and Robert J. Colletti	8-K	10.1	August 4, 2006

10.25*	Severance Agreement dated July 31, 2006 between the Registrant and Frank E. Stearns	8-K	10.2	August 4, 2006

10.26*	Employment Offer Letter with Joseph C. Petro, dated February 8, 2007 (Mr. Petro became a Section 16 executive officer in the second quarter of 2007)	10-Q	10.1	August 8, 2007

10.27*	2006 Bonus Plan for Eligible Employees	8-K	10.1	July 17, 2006

10.28*	2007 Incentive Compensation Plan for Specified Officers	10-Q	10.1	November 8, 2007

21	Subsidiaries of the Registrant			Filed herewith

23	Consent of PricewaterhouseCoopers LLP			Filed herewith

31.1	Certification of R. Andrew Eckert			Filed herewith

31.2	Certification of Robert J. Colletti			Filed herewith

32.1	Certification Pursuant to 18 U.S.C. Section 1350			Filed herewith

32.2	Certification Pursuant to 18 U.S.C. Section 1350			Filed herewith

99.1	Restatements to the previously reported Yearly Information for 2006 and 2005	10-K	99.1	May 23, 2007

(1)	The Registrant has requested confidential treatment with respect to certain portions of this exhibit. Such portions have been omitted from this exhibit and have been filed separately with the United States Securities and Exchange Commission

*	Indicates a management contract or compensatory plan or arrangement

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

/s/ R. Andrew Eckert R. Andrew Eckert	President, Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2008

/s/ Robert J. Colletti Robert J. Colletti	Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2008

/s/ Dan L. Crippen Dan L. Crippen	Director	February 28, 2008

/s/ Steven A. Denning Steven A. Denning	Director	February 28, 2008

/s/ Eugene V. Fife Eugene V. Fife	Director	February 28, 2008

/s/ Edward A. Kangas Edward A. Kangas	Director	February 28, 2008

/s/ Braden R. Kelly Braden R. Kelly	Director	February 28, 2008

/s/ Jay B. Pieper Jay B. Pieper	Director	February 28, 2008