Form 10-Q
period 2008-03-31
ECLIPSYS CORP
filed 2008-05-12
CIK 1034088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2008

COMMISSION FILE NUMBER: 000-24539

ECLIPSYS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	65-0632092
(State of Incorporation)	(IRS Employer Identification Number)

Three Ravinia Drive

Atlanta, GA

30346

(Address of principal executive offices)

(404) 847-5000

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

Large accelerated filer  ☒                    Accelerated filer  ☐                    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Shares outstanding as of May 5, 2008
Common Stock, $.01 par value	54,360,832

ECLIPSYS CORPORATION AND SUBSIDIARIES

FORM 10-Q

For the period ended March 31, 2008

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ECLIPSYS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	March 31, 2008	December 31, 2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$46,198	$22,510
Marketable securities	19,029	168,925
Accounts receivable, net of allowance for doubtful accounts of $4,576 and $4,240, respectively	101,134	99,260
Prepaid expenses	31,910	27,289
Deferred tax asset	7,524	7,524
Other current assets	5,393	1,759

Total current assets	211,188	327,267
Long-term investments	112,039	—
Property and equipment, net	49,062	45,657
Capitalized software development costs, net	36,308	38,206
Acquired technology, net	13,453	594
Intangible assets, net	6,590	1,376
Deferred tax asset	31,187	31,187
Goodwill	40,288	7,772
Other assets	12,285	13,374

Total assets	$512,400	$465,433

Liabilities and Stockholders’ Equity
Current liabilities:
Deferred revenue	$103,441	$105,115
Accounts payable	19,594	11,679
Accrued compensation costs	20,236	24,473
Note payable	45,000	—
Deferred tax liability	1,845	1,777
Other current liabilities	19,567	19,381

Total current liabilities	209,683	162,425
Deferred revenue	7,632	9,860
Deferred tax liability	31,235	31,235
Other long-term liabilities	6,240	3,899

Total liabilities	254,790	207,419
Stockholders’ Equity:
Common stock, $0.01 par value, 200,000,000 shares authorized; 54,325,760 and 53,806,742 issued and outstanding, respectively	543	538
Additional paid-in capital	524,154	519,112
Accumulated deficit	(263,928)	(264,218)
Accumulated other comprehensive income	(3,159)	2,582

Total stockholders’ equity	257,610	258,014

Total liabilities and stockholders’ equity	$512,400	$465,433

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ECLIPSYS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2008	2007
Revenues:
Systems and services	$119,138	$109,183
Hardware	5,242	3,847

Total revenues	124,380	113,030
Costs and expenses:
Cost of systems and services	67,560	64,493
Cost of hardware	4,336	2,914
Sales and marketing	20,871	18,418
Research and development	17,154	14,258
General and administrative	10,962	7,602
In-process research and development charge	850	—
Depreciation and amortization	4,766	4,439

Total costs and expenses	126,499	112,124
Income (loss) from operations	(2,119)	906
Gain on sale of assets	2,064	—
Interest income, net	2,119	1,514

Income before taxes	2,064	2,420
Provision for income taxes	1,774	19

Net income	$290	$2,401

Income per common share:
Basic income per common share	$0.01	$0.05

Diluted income per common share	$0.01	$0.04

Weighted average shares outstanding:
Basic	53,548	52,328

Diluted	54,632	53,544

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ECLIPSYS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Three Months Ended March 31,
	2008	2007
Operating activities:
Net income	$290	$2,401
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,188	9,671
Provision for bad debt	950	450
In-process research and development	850	—
Stock compensation expense	3,347	2,760
Gain on sale of marketable securities	—	(23)
Gain on sale of assets	(2,064)	—
Deferred provision for income taxes	68	19
Changes in operating assets and liabilities:
Accounts receivable	(2,092)	3,696
Prepaid expenses and other current assets	(6,000)	(5,616)
Inventory	—	825
Other assets	534	653
Deferred revenue	(3,351)	(2,223)
Accrued compensation	(4,537)	5,479
Accounts payable and other current liabilities	5,952	(7,768)
Other long-term liabilities	2,343	19
Other reconciling items	427	—

Total adjustments	6,615	7,942

Net cash provided by operating activities	6,905	10,343

Investing activities:
Purchases of property and equipment	(6,940)	(2,771)
Purchase of marketable securities	(102,000)	(25,744)
Proceeds from sales of marketable securities	134,791	18,060
Capitalized software development costs	(2,923)	(4,379)
Proceeds from sale of assets	698	—
Earnout on disposition	400	—
Cash paid for acquisition, net of cash acquired	(53,634)	—

Net cash used in investing activities	(29,608)	(14,834)

Financing activities:
Proceeds from stock options exercised	1,486	4,131
Proceeds from employee stock purchase plan	169	—
Proceeds from secured financing	45,000	—

Net cash provided by financing activities	46,655	4,131

Effect of exchange rates on cash and cash equivalents	(264)	2

Net increase (decrease) in cash and cash equivalents	23,688	(358)
Cash and cash equivalents — beginning of period	22,510	41,264

Cash and cash equivalents — end of period	$46,198	$40,906

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ECLIPSYS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Thousands, Except Share and Per Share Amounts and as Otherwise Indicated)

(Unaudited)

NOTE A – PREPARATION OF INTERIM FINANCIAL STATEMENTS

In this report, Eclipsys Corporation and its subsidiaries are referred to as “we,” “the Company,” or “Eclipsys.”

The accompanying unaudited condensed consolidated financial statements have been prepared based upon Securities and Exchange Commission (“SEC”) rules that permit reduced disclosure for interim periods. In our opinion, these statements include all adjustments necessary for a fair presentation of the results of the interim periods presented. All adjustments are of a normal recurring nature. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

Revenues, expenses, assets, and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be indicative of annual results. For a more complete discussion of our significant accounting policies and other information, you should read this report in conjunction with the consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2007 that was filed with the SEC on February 29, 2008.

The Company manages its business as one reportable segment. Prior period reclassifications were made to expense line items to conform to current period presentation.

NOTE B – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Recently Issued Standards

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities – An Amendment of SFAS No. 133” (“SFAS 161”). SFAS 161 seeks to improve financial reporting for derivative instruments and hedging activities by requiring enhanced disclosures regarding the impact on financial position, financial performance, and cash flows. To achieve this increased transparency, SFAS 161 requires (1) the disclosure of the fair value of derivative instruments and gains and losses in a tabular format; (2) the disclosure of derivative features that are credit risk-related; and (3) cross-referencing within the footnotes. SFAS 161 is effective for us on January 1, 2009. We currently do not believe this standard will have a material impact on our Consolidated Financial Statements.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R continues to require the purchase method of accounting to be applied to all business combinations, but it significantly changes the accounting for certain aspects of business combinations. Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141R will change the accounting treatment for certain specific acquisition related items including: (1) expensing acquisition related costs as incurred; (2) valuing noncontrolling interests at fair value at the acquisition date; and (3) expensing restructuring costs associated with an acquired business. SFAS 141R also includes a substantial number of new disclosure requirements. SFAS 141R is to be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary (minority interest) is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and separate from the parent company’s equity. This statement is effective for us on January 1, 2009. We currently do not believe this standard will have a material impact on our consolidated financial statements.

Recently Adopted Standards

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (“fair value option”). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs. If the fair value option is elected for an instrument, SFAS 159 specifies that unrealized gains and losses for that instrument be

ECLIPSYS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Thousands, Except Share and Per Share Amounts and as Otherwise Indicated)

(Unaudited)

reported in earnings at each subsequent reporting date. SFAS 159 was effective for us on January 1, 2008. We did not apply the fair value option to any of our outstanding instruments and, therefore, SFAS 159 did not have an impact on our Condensed Consolidated Financial Statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods of those fiscal years. We adopted SFAS 157 on January 1, 2008. Our most significant asset that is adjusted to fair value on a recurring basis is our marketable securities and investments.

The following table summarizes our financial assets measured at fair value on a recurring basis in accordance with SFAS 157 as of March 31, 2008 (in thousands):

	Balance as of March 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$40,360	$40,360
Marketable securities:
Auction rate securities	18,875		18,875
Treasuries	154	154
Other assets (1):
Money market funds	2,015	2,015
Long-term investments:
Auction rate securities	112,039			112,039

Total financial assets	$173,443	$42,529	$18,875	$112,039

(1)	This money market fund investment is included in other assets because it represents collateral for a letter of credit entered into to secure our obligation under a lease agreement for our Atlanta location.

The fair value framework prescribed in SFAS 157 requires the categorization of assets into three levels based upon the assumptions (inputs) used to determine the estimated fair value of the assets. Level 1 provides the most reliable measure of fair value, whereas Level 3 generally requires significant management judgment. The three levels are defined as follows:

•	Level 1: Unadjusted quoted prices in active markets for identical assets.

•	Level 2: Observable inputs other than those included in Level 1. For example, quoted prices for similar assets in active markets or quotes prices for identical assets in inactive markets.

•	Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in estimating the value of the asset.

Our auction rate securities (ARS) were categorized in the table above based on level 2 and level 3 inputs. ARS of $18.9 million were based on level 2 inputs. ARS of $112.0 million were based on multiple inputs including trading securities with similar characteristics, similar expected terms, and similar rates generally considered level 2 inputs. Management also developed an assumption to reduce the value of the ARS for recent market conditions including failed auctions. This assumption, or liquidity discount rate estimate, was highly subjective and therefore is considered a level 3 input in the fair value hierarchy. Although the majority of the inputs used in valuing our ARS are considered level 2, we categorized $112.0 million of our ARS in the level 3 category. The lowest level of significant valuation input (level 3) was used to determine the categorization in the table above. For additional information on our investments, see NOTE F.

In February 2008, the FASB released a FASB Staff Position (FSP FAS 157-2—Effective Date of FASB Statement No. 157) which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. Therefore, in accordance with the aforementioned FASB Staff Position, we have only partially applied FAS 157. Beginning January 1, 2009 we will also apply FAS 157 to all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis as required by FAS 157.

NOTE C – EARNINGS PER SHARE

For all periods presented, basic and diluted earnings per common share is presented in accordance with SFAS 128, “Earnings per Share,” which provides for the accounting principles used in the calculation of earnings per share. Basic earnings per common share is calculated by dividing net income (loss) available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Non-vested restricted stock carries dividend and voting rights and, in accordance with Generally Accepted Accounting Principles (GAAP), is not included in the weighted-average number of common shares outstanding used to compute basic earnings per share. Diluted earnings per common share reflect the potential dilution from assumed conversion of all dilutive securities, such as stock options and unvested restricted stock, using the treasury stock method. When the effect of the outstanding equity securities is anti-dilutive, they are not included in the calculation of diluted earnings per common share. As of March 31, 2008 and 2007, $2.7 million and $2.8 million anti-dilutive shares were excluded from the calculation of diluted earnings per common share, respectively. The earnings amounts used for per-share calculations are the same for both the basic and diluted methods.

The computation of basic and diluted income per common share is as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2008			2007
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic earnings per share	$290	53,548	$0.01	$2,401	52,328	$0.05
Effect of dilutive securities:
Incremental shares		1,084			1,149
Shares issuable pursuant to earn-out agreement		—			67

Diluted earnings per share	$290	54,632	$0.01	$2,401	53,544	$0.04

NOTE D – ACQUISITION OF ENTERPRISE PERFORMANCE SYSTEMS, INC.

On February 25, 2008, the Company acquired all of the outstanding capital stock of Enterprise Performance Systems, Inc. (“EPSi”), a private company. The aggregate purchase price was $56.1 million ($53 million net of cash acquired and transaction costs) and is subject to certain holdback arrangements and working capital adjustments. EPSi is a leading provider of business intelligence solutions, including web-based software and related consulting services that allow clients in the healthcare industry to improve financial performance and operational decision making.

ECLIPSYS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Thousands, Except Share and Per Share Amounts and as Otherwise Indicated)

(Unaudited)

We acquired EPSI to strengthen our position in providing clinical, operational and financial performance-improvement solutions that help organizations manage the business of healthcare. The acquisition enables us to immediately deliver SQL-based Business Decision Support Solutions. Like Eclipsys’ clinical and access management solutions, EPSi’s solutions are based upon the Microsoft SQL platform.

The purchase price has been allocated to the tangible assets, liabilities assumed, and identifiable intangible assets acquired based on their estimated fair values on the acquisition date. The excess of the purchase price over the aggregate fair values was recorded as goodwill. The fair value assigned to identifiable intangible assets acquired is determined using the income approach, which discounts expected future cash flows to present value using estimates and assumptions determined by management. Purchased intangible assets are amortized on a straight-line basis over the respective useful lives based on an assessed pattern of use. For accounting purposes, the purchase price is $56.1 million which includes $0.7 million of transaction costs and cash acquired. Approximately $0.9 million of the purchase price was allocated to in process research and development and was charged to our income statement in the first quarter 2008. The remaining preliminary allocation of the purchase price is summarized below (in thousands):

	$ Allocation Amount	Estimated Useful Lives
Net cash and tangible assets acquired	$3,317
Customer relationships	4,600	6 yrs.
Non-Compete agreements	1,210	3 yrs.
Acquired technology	13,260	4 yrs.
Goodwill	32,874

Purchase Price	$55,261

For the three months ended March 31, 2008, we recorded amortization expense of $0.4 million related to intangible assets acquired in the EPSi acquisition.

NOTE E – ACCOUNTS RECEIVABLE

Accounts receivable, net of an allowance for doubtful accounts, is comprised of the following (in thousands):

	March 31, 2008	December 31, 2007
Accounts Receivable:
Billed accounts receivable, net	$71,731	$75,164
Unbilled accounts receivable, net	29,403	24,096

Total accounts receivable, net	$101,134	$99,260

ECLIPSYS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Thousands, Except Share and Per Share Amounts and as Otherwise Indicated)

(Unaudited)

NOTE F – INVESTMENTS

Investment balances consist of the following (in thousands):

	March 31, 2008	December 31, 2007
Security Type:
Auction rate securities	130,914	166,217
Other securities (1)	154	2,708

Total	$131,068	$168,925

(1)	As of March 31, 2008 the maturity date of other securities is less than one year.

As of March 31, 2008, the Company held approximately $135.4 million par value of its investments in auction-rate securities (“ARS”). Our ARS are comprised of certain “AAA” rated notes with long-term nominal maturities for which the interest rates are reset through a dutch auction each month. The monthly auctions historically have provided a liquid market for these securities.

In February 2008, the broker-dealers managing the Company’s ARS portfolio experienced failed auctions of certain of these securities where the amount of securities submitted for sale exceeded the amount of purchase orders. Our ARS continued to fail to settle at auctions through the first quarter 2008. This indicates the estimated fair value of these ARS no longer approximates their par value. Accordingly, at March 31, 2008, the Company has recorded these investments at their estimated fair value of $130.9 million and recorded a temporary loss on these securities of $4.9 million in accumulated other comprehensive income, reflecting the decline in the fair value of these securities. The Company has concluded that no other-than-temporary impairment losses occurred in the three months ended March 31, 2008 because the Company believes that the declines in fair value that occurred during 2008 are due to general market conditions, these investments continue to be of high credit quality, and the Company has the intent and ability to hold these investments until the anticipated recovery in market value occurs. The Company will continue to analyze its auction rate securities each reporting period for impairment and it may be required to record an impairment charge in the Consolidated Statement of Operations if the decline in fair value is determined to be other-than-temporary. The fair value of these securities has been estimated by management based on the assumptions that market participants would use in pricing the asset in a current transaction in accordance with SFAS 157 “Fair Value Measurements.” The estimates of the fair value of the ARS we hold could change significantly based on market conditions.

We currently plan to hold the ARS until such time as successful auctions would occur or the secondary market allows for a sufficient price to recover substantially all of our carrying value. There can be no assurance this will occur. Accordingly, we have reclassified $112.0 million of these securities as long-term in our consolidated balance sheet.

The Company continues to earn interest on these investments at the contractual rate, and the ARS the Company holds have not been downgraded or placed on credit watch by credit rating agencies. In April, a partial call transaction was closed related to one of our ARS securities, as a result of which we received proceeds of $4.6 million. Additionally in April, another call was initiated by an ARS issuer, of which we hold approximately $14.3 million of securities. This transaction is expected to close mid-second quarter 2008; however, there can be no assurance that this transaction will close.

ECLIPSYS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Thousands, Except Share and Per Share Amounts and as Otherwise Indicated)

(Unaudited)

NOTE G – ACQUIRED TECHNOLOGY AND INTANGIBLE ASSETS, INCLUDING GOODWILL

The changes in the carrying amount of goodwill for the three month period ended March 31, 2008 was as follows:

Beginning Balance December 31, 2007	$7,772
EPSi acquistion	32,874
Other	(358)

Ending Balance March 31, 2008	$40,288

The gross and net amounts for acquired technology, ongoing customer relationships and goodwill consist of the following (in thousands):

	March 31, 2008			December 31, 2007			Estimated Life
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Intangibles subject to amortization
Acquired technology	$15,227	$(1,774)	$13,453	$1,967	$(1,373)	$594	3-4 years
Ongoing customer relationships	5,909	(491)	5,418	2,404	(1,028)	1,376	5-6 years
Other	1,210	(38)	1,172	—	—	—	3 years

Total	$22,346	$(2,303)	$20,043	$4,371	$(2,401)	$1,970

Intangibles not subject to amortization:
Goodwill			$40,288			$7,772

The estimated aggregate amortization expense for each of the five succeeding fiscal years is as follows (in thousands):

	2008	2009	2010	2011	2012	Total
Total amortization expense	$4,400	$4,989	$4,747	$4,315	$1,282	$19,733

NOTE H – SHORT-TERM FINANCING ARRANGEMENT

On February 15, 2008, the Company entered into an agreement with an investment bank, pursuant to which the Company received $45 million in exchange for a transfer to the bank of ARS with a nominal value of $90 million in the aggregate. The agreement obligated the Company to repay the bank, and the bank to transfer the ARS back to the Company, on May 15, 2008, subject to earlier transfer back to the Company at the Company’s discretion. On May 9, 2008, the Company entered into a credit agreement with Wachovia Bank (see Note M—Subsequent Events). The Company used proceeds from the Wachovia agreement to settle the $45 million obligation, and as a result this short-term financing arrangement has been terminated and the ARS have been returned to the Company.

ECLIPSYS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Thousands, Except Share and Per Share Amounts and as Otherwise Indicated)

(Unaudited)

The Company originally entered into this arrangement to provide funds to close the February 2008 acquisition of EPSi. See Note D – Acquisition of Enterprise Performance Systems, Inc.

NOTE I - STOCK COMPENSATION PLANS

2005 Stock Incentive Plan

At our Annual Meeting of Stockholders held June 29, 2005, our stockholders approved the 2005 Stock Incentive Plan, or the 2005 Plan. Under the 2005 Plan, no further awards will be granted under our prior Stock Incentive Plans which include our 1996, 1998, 1999 and 2000 plans. Awards may be made under the 2005 Plan for a number of shares (subject to adjustment in the event of stock splits and other similar events) equal to the sum of (1) 2,000,000 shares of the Company’s common stock, (2) any shares reserved for issuance under the Amended and Restated 2000 Stock Incentive Plan that remained available for issuance as of the date the 2005 Plan was approved by our stockholders and (3) any shares subject to outstanding awards under our 1996 Stock Plan, the Amended and Restated 1998 Stock Incentive Plan, the Amended and Restated 1999 Stock Incentive Plan and the Amended and Restated 2000 Stock Incentive Plan that expire or are terminated, surrendered or canceled without having been fully exercised, are repurchased or forfeited in whole or part or result in any shares subject to such award not being issued. We expect to satisfy option exercises by issuing the Company’s common stock. As of March 31, 2008, there were approximately 426,000 shares available for future issuance under the 2005 Plan.

2005 Inducement Grant Stock Incentive Plan

In October 2005, our Board of Directors approved the 2005 Inducement Grant Stock Incentive Plan (the “Inducement Grant Plan”) for use in making inducement grants of stock options and restricted stock to new employees pursuant to the NASDAQ Marketplace Rules. This Inducement Grant Plan was based upon and is substantially similar to our 2005 Stock Incentive Plan as approved by stockholders, except that eligible recipients are limited to prospective and newly hired employees of the Company, consistent with its purpose as an employment inducement tool.

During the three months ended March 31, 2008, we issued 106,800 stock options and 200,270 shares of restricted stock as inducement grants under the Inducement Grant Plan to founders and employees of EPSi in connection with our acquisition of EPSi in February 2008.

Awards granted under these plans generally have a contractual life of 7 to 10 years and generally vest over a 4 to 5 year period.

ECLIPSYS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Thousands, Except Share and Per Share Amounts and as Otherwise Indicated)

(Unaudited)

Stock Option Awards

Stock option awards granted under the plans entitle recipients to purchase shares of Eclipsys common stock within prescribed periods at a price equal to the fair market value on the date of grant. A summary of stock option transactions is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2007	5,254,121	$16.58	6.32	$45,856
Options granted	680,800	$22.06
Options exercised	(138,709)	$12.13
Options canceled	(110,547)	$19.83

Outstanding at March 31, 2008	5,685,665	$17.31	6.24	$19,224

Vested and expected to vest at March 31, 2008	5,500,166	$17.19	6.20	$19,112

Exercisable at March 31, 2008	2,874,572	$14.32	4.81	$16,616

As of March 31, 2008, $30.1 million of total unrecognized compensation costs related to stock options is expected to be recognized over a weighted average period of 3.4 years.

The weighted average fair value of outstanding stock options is estimated at the date of grant using a Black-Scholes option pricing model. The following are significant weighted average assumptions used for estimating the fair value of the activity under our stock option plans:

	Three Months Ended March 31,
	2008	2007
Expected term (in years)	4.58	6.50
Risk free interest rate	2.53%	5.1%
Expected volatility	51%	78%
Dividend yield	0%	0%

We use the simplified method for estimating our expected term equal to the midpoint between the vesting period and the contractual term as allowed by Staff Accounting Bulletin 107, “Share-Based Payment.”

Staff Accounting Bulletin 110, “Year-End Help for Expensing Employee Stock Options,” for options granted after December 31, 2007 requires the use of historical data to estimate an expected term unless the company significantly changes the terms of its share-option grants. The grants the Company issued after December 31, 2007 have a contractual term of 7 years, which differs from the contractual term of the historical grants (generally 10 years). Therefore, we do not have historical data to estimate the expected term for current option issuances. Accordingly, we continue to use the simplified method. Additionally, this reduction in contractual term has lowered our assumption of expected term.

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

Non-Vested Restricted Stock

Non-vested restricted stock is sometimes granted under the plans. The restrictions lapse on a pro rata basis over a specified period of time, generally four to five years. The grant date fair value per share of non-vested restricted stock, which is the stock price on the grant date, is expensed on a straight-line basis over the period during which the restrictions lapse. The shares represented by restricted

ECLIPSYS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Thousands, Except Share and Per Share Amounts and as Otherwise Indicated)

(Unaudited)

stock awards are considered outstanding at the grant date, as the recipients are entitled to dividends and voting rights. A summary of restricted stock award activity under the plans is presented below:

	Non-vested Number of Shares	Weighted Average Grant- Date Fair Value
Nonvested balance at December 31, 2007	382,230	$18.28
Awarded	384,175	22.81
Vested	—	—
Forfeited	(2,742)	24.71

Nonvested balance at March 31, 2008	763,663	$20.53

As of March 31, 2008, $13.2 million of total unrecognized compensation costs related to non-vested stock awards is expected to be recognized over a weighted average period of 2.9 years.

Stock-Based Compensation Expense

During the three months ended March 31, 2008 and 2007, our stock based compensation expense, as included in each respective expense category, was as follows (in thousands):

	2008	2007
Cost of systems & services	$1,608	$1,076
Sales and marketing	1,097	970
Research and development	302	529
General and administrative	340	185

Total stock-based compensation expense	$3,347	$2,760

NOTE J – TOTAL COMPREHENSIVE INCOME (LOSS)

The components of total comprehensive income (loss) were as follows (in thousands):

	Three Months Ended March 31,
	2008	2007
Net income	$290	$2,401
Net change in foreign currency translation adjustment	(868)	59
Net change in unrealized gain on investments	(4,873)	(23)

Total comprehensive income (loss)	$(5,451)	$2,437

NOTE K - RESTRUCTURING

In October 2007, the Company initiated a restructuring plan to relocate its corporate headquarters from Boca Raton, Florida to Atlanta, Georgia. The intent of the restructuring plan was to consolidate more of the Company’s operations in one location, reduce overhead costs, and provide a more accessible location for existing and potential clients as well as employees. The charges related to this plan primarily consist of severance-related expenses associated with the termination of impacted employees and include one-time employee-related benefits. The relocation of the corporate headquarters was substantially completed in the first quarter of 2008, with some additional related payments expected to be made during the remainder of 2008.

ECLIPSYS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Thousands, Except Share and Per Share Amounts and as Otherwise Indicated)

(Unaudited)

A summary of the restructuring activity related to the relocation of our corporate headquarters is as follows (in thousands):

One-time Employee- Related Benefits
Balance at December 31, 2007	$977
Payments	(691)

Balance at March 31, 2008	$286

In January 2006, we effected a restructuring of our operations which included a reduction in headcount of approximately 100 individuals and the reorganization of our Company. In December 2006, we realigned certain management resources and consolidated some facilities to eliminate excess office space. A summary of the restructuring activity related to our 2006 initiatives for the three month period ended March 31, 2008 is as follows (in thousands):

	One-time Employee- Related Benefits	Facility Closures	Total
Balance at December 31, 2007	$278	$899	$1,177
Payments	(159)	(220)	(379)

Balance at March 31, 2008	$119	$679	$798

The remaining liability as of March 31, 2008 is expected to be paid out through 2009.

NOTE L - CONTINGENCIES

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

On March 20, 2008, the parties to the derivative litigation entered into a memorandum of understanding setting forth the material terms of an agreement in principle to settle and resolve all claims. The settlement would involve both payments to and recoveries by Eclipsys, with a net cost to the Company of approximately $0.3 million. The settlement must be approved by the court following notice to stockholders, and if the settlement is not approved, additional costs may be incurred. The Company has also continued to incur defense costs, $1.0 million of which were reimbursed by its insurer during the quarter. The total net expense related to the derivative litigation was $2.0 million for the three months ended March 31, 2008. Additional insurance reimbursement of defense costs is anticipated but the amounts cannot be determined at this point.

In addition to the foregoing, the Company and its subsidiaries are from time to time parties to legal proceedings, lawsuits and other claims incident to their business activities. Such matters may include, among other things, assertions of contract breach or intellectual property infringement, claims for indemnity arising in the course of our business and claims by persons whose employment with us has been terminated. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, management is unable to ascertain the ultimate aggregate amount of monetary liability, amounts which may be covered by insurance or recoverable from third parties, or the financial impact with respect to these matters as of March 31, 2008. However, based on our knowledge as of March 31, 2008, management believes that the final resolution of such matters pending at the time of this report, individually and in the aggregate, will not have a material adverse effect upon our consolidated financial position, results of operations or cash flows.

NOTE M - SUBSEQUENT EVENTS

Senior Secured Revolving Credit Facility

On May 9, 2008, the Company entered into a credit agreement with Wachovia Bank, pursuant to which the Company received a senior secured revolving credit facility in the aggregate principal amount of $50.0 million. The Company entered into this arrangement to obtain funds to repay the $45.0 million short-term financing agreement entered into February 15, 2008 which was used to provide funds to close the February 2008 acquisition of EPSi. The Company’s obligation under the credit agreement is secured by first priority liens and security interests in substantially all of the assets of the Company and its subsidiaries. The agreement has a one-year term with an interest rate of LIBOR market index rate plus .75%. The Company has borrowed the full $50.0 million available under the facility, with $4.6 million held as cash, net of $45.1 million principal and interest pay down on the short term facility and $0.3 million of transaction costs.

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

EXECUTIVE OVERVIEW

About the Company

Eclipsys is a leading provider of advanced integrated clinical, revenue cycle and access management software, and professional services that help healthcare organizations improve their clinical, financial, operational and client satisfaction outcomes. We develop and license proprietary software and content that is designed for use in connection with many of the key clinical, financial and operational functions that healthcare organizations require. Among other things, our software enables physicians, nurses and other clinicians to coordinate care through shared electronic medical records, place orders and access and share information about patients. Our software helps clients optimize the healthcare revenue cycle, including patient admissions, scheduling, invoicing, inventory control and cost accounting, in addition to providing records maintenance and assessment of the profitability of specific medical procedures and personnel. Clinical content, which is integrated with our software, provides evidence-based practice guidelines for use by physicians, nurses and other clinicians.

We also provide professional services related to our software. These services include software implementation and maintenance, outsourcing, remote hosting of our software as well as third-party healthcare information technology applications, technical and user training and consulting.

Our income statement items of revenue are as follows:

•

Systems and services revenues include revenues derived from a variety of sources, including software licenses and contractual software maintenance (under which fees are recognized ratably over the term of the contract), and professional services. Our systems and services revenues include both “subscription” software license revenues (which are recognized ratably over a contractual term) and license revenues related to “traditional” software contracts (which are generally recognized upon delivery of the software and represents less than 10% of total revenues). For some clients, we host the software applications licensed from us remotely on our own servers, which saves such clients the cost of procuring and maintaining hardware and related facilities. For other clients, we offer an outsourced solution in which we assume partial to total responsibility for a healthcare organization’s information technology operations using our employees. Margins on the license and maintenance revenues are generally significantly higher than those on the professional services revenues.

•

Hardware revenues result from our sale of computer hardware to our clients in connection with their implementation of our software. We purchase this hardware from suppliers and resell it to our clients. As clients elect more remote-hosted solutions, clients’ need for hardware is reduced and future hardware revenues may be negatively impacted. The amount of hardware revenues, and the proportion of our total revenues that they represent, can vary significantly from period to period. Margins on hardware revenues are generally significantly lower than those on systems and services revenues.

We market our software to healthcare providers of many different sizes and specialties, including community hospitals, large multi-entity healthcare systems, academic medical centers, outpatient clinics and physician practices. Most of the top-ranked U.S. hospitals named in U.S. News & World Report’s Honor Roll use one or more of our solutions.

We commenced operations in India in 2006 through an acquisition of a small producer of laboratory software. By March 2008, our India operations, now named Eclipsys (India) Private Limited, have expanded to include two offices and over 400 employees. We believe that India provides access to educated professionals to work on research development and to support our software, at an economically effective cost.

The decision to exit our networking services business as well as the sale of our Clinical Practice Model Resource Center (CPMRC) business, in 2007, will result in an aggregate reduction of approximately $20 million, on an annual basis, to the Company’s base business revenue stream in 2008 when compared to 2007. We expect to more than offset this loss of revenue with growth in other areas of the business.

Business Environment

Our industry, healthcare information technology, is highly competitive and subject to numerous government regulations and industry standards. Sales of Eclipsys’ solutions can be affected significantly by many competitive factors, including the features and cost of such solutions compared to the offerings of our competitors, our marketing effectiveness, and the success of our research and development of new solutions. We anticipate that the healthcare information technology industry will continue to grow and be seen as a way to curb growing healthcare costs while also improving the quality of healthcare.

Consolidated Results of Operations

Key financial and operating data for Eclipsys Corporation for the three months ended March 31, 2008 and 2007 are as follows (in thousands, except per share amounts):

	March 31, 2008	% of Total Revenues	March 31, 2007	% of Total Revenues	Change ($)	Change (%)
Revenues
Systems and services	$119,138	95.8%	$109,183	96.6%	$9,955	9.1%
Hardware	5,242	4.2%	3,847	3.4%	1,395	36.3%

Total revenues	124,380	100.0%	113,030	100.0%	11,350	10.0%

Costs and expenses
Cost of systems and services	67,560	54.3%	64,493	57.1%	3,067	4.8%
Cost of hardware	4,336	3.5%	2,914	2.6%	1,422	48.8%
Sales and marketing	20,871	16.8%	18,418	16.3%	2,453	13.3%
Research and development	17,154	13.8%	14,258	12.6%	2,896	20.3%
General and administrative	10,962	8.8%	7,602	6.7%	3,360	44.2%
In-process research and development charge	850	0.7%	—	0.0%	850	*
Depreciation and amortization	4,766	3.8%	4,439	3.9%	327	7.4%

Total costs and expenses	126,499	101.7%	112,124	99.2%	14,375	12.8%

Income (loss) from operations	(2,119)	-1.7%	906	0.8%	(3,025)	-333.9%
Gain on sale of assets	2,064	1.7%	—	*	2,064	*
Interest income, net	2,119	1.7%	1,514	1.3%	605	40.0%

Income before taxes	2,064	1.7%	2,420	2.1%	(356)	-14.7%
Provision for income taxes	1,774	1.4%	19	0.0%	1,755	*

Net income	$290	0.2%	$2,401	2.1%	$(2,111)	-87.9%

Basic net income per common share	$0.01		$0.05		$(0.04)

Diluted net income per common share	$0.01		$0.04		$(0.03)

*	Not meaningful

Revenues

Total revenues increased by $11.4 million, or 10.0%, for the quarter ended March 31, 2008 compared with the first quarter of 2007. Our acquisition of EPSi in first quarter of 2008 did not have a significant impact to our first quarter 2008 revenues.

Systems and Services Revenues

Systems and services revenues increased by $10.0 million, or 9.1%, for the quarter ended March 31, 2008 compared with the same period of 2007. The overall increase resulted from increases of $7.5 million in revenues recognized on a ratable basis and $3.9 million in periodic revenues related to software licenses and other in-period related activities; these increases were partially offset by a decrease of $1.5 million in professional services revenues.

Revenues Recognized Ratably. Revenues recognized ratably from software, maintenance, outsourcing and remote hosting were $80.7 million, an increase of $7.5 million or 10.3%, when compared to the same period in 2007. The increase was due to higher sales bookings, related to volume increases, in previous periods of our software and remote hosting related services resulting in growth in our recurring revenue base.

Periodic Revenues. Periodic revenues related to software related fees, third party software related fees and networking services (only 2007) were $10.3 million for the quarter ended March 31, 2008 compared to $6.4 million for the quarter ended March 31,

2007, for an increase of $3.9 million from the prior period. The table below summarizes the components of periodic revenues for the three months ended March 31, 2008 and 2007 (in thousands):

	Three Months Ended March 31,		Change
	2008	2007
Eclipsys software related fees	$8,337	$2,645	$5,692
Third party software related fees	1,916	1,157	759
Networking services	—	2,560	(2,560)

Total periodic revenues	$10,253	$6,362	$3,891

The increase in periodic revenues in the first quarter of 2008 as compared to the same period in 2007 was primarily attributable to increased software related fees. In any period, these revenues can be considered one time in nature for that period, and we do not recognize these revenues on a ratable basis. These revenues include periodic traditional license fees associated with new contracts signed in the period, including add-on licenses to existing clients and new client transactions, as well as revenues from contract backlog that had not previously been recognized pending contract performance that occurred or was completed during the period, and certain other activities during the period associated with client relationships. In the aggregate, these periodic revenues can contribute significantly to earnings in the period because relatively little in-period costs are associated with such revenues (other than those costs associated with networking services). We expect these periodic revenues to continue to fluctuate on a yearly basis as a result of significant variations in the type and magnitude of sales and other contract and client activity in any period, and these variations make it difficult to predict the nature and amount of these periodic revenues. The increase in software related fees in 2008 as compared to the same period in 2007 is attributed to increased sales of up-front licenses with our clients. Various factors determine whether a particular software sale is structured as an upfront license fee. The decrease in networking services revenues in the first quarter of 2008 as compared to the first quarter of 2007 is the result of exiting the networking services business.

Professional Services Revenues. Professional services revenues, which include implementation and consulting related services, were $28.2 million, which represented a decrease of $1.5 million or 4.9% compared to the prior period. The decrease resulted primarily from a $1.2 million decrease in revenues related to the sale of our Clinical Practice Model Resource Center (CPMRC) business in late 2007.

The decision to exit our networking services business as well as the sale of our CPMRC business, in 2007, will result in an aggregate reduction of approximately $20 million to the Company’s annual base business revenue stream in 2008 when compared to 2007. We expect to more than offset this loss of revenues with growth in other areas of the business.

Hardware Revenues

Hardware revenues increased $1.4 million or 36.3% for the three months ended March 31, 2008 compared to the three months ended March 31, 2007. During 2007, we exited our networking services business and shifted any residual client network hardware needs to third party hardware providers. This change impacted hardware revenues by $1.8 million for the three months ended March 31, 2008.

Operating Expenses

Cost of systems and services increased by $3.1 million, or 4.8%, in the quarter ended March 31, 2008 compared to the first quarter of 2007. The increase in cost of systems and services in 2008 was primarily attributable to the following:

•	Higher labor related costs of $2.3 million, mainly associated with an increase in headcount and higher incentive compensation on improved financial performance;

•	Higher third party costs of services of $1.9 million impacted by more contract activity requiring third party services;

•	Higher self-insured medical costs of $0.5 million resulting from higher than usual employee claims activity; and

•	Increased capital software amortization of $0.3 million resulting from our release of SunriseXA 5.0 in the fourth quarter of 2007.

The increases above were offset by lower consulting and travel costs of $1.2 million reflecting management’s continued focus on reducing costs and $0.4 million related to a reduction in recruiting and professional fees.

Cost of hardware increased $1.4 million or 48.8% for the three months ended March 31, 2008 compared to the three months ended March 31, 2007 as a reflection of the change in our networking services business. During 2007, we exited our networking services business and shifted any residual network hardware activity to third party hardware providers. This shift created additional hardware costs related to increased third party hardware activity.

Sales and marketing expenses increased $2.5 million, or 13.3%, in the quarter ended March 31, 2008 compared to the first quarter of 2007. The increase in sales and marketing expenses was primarily due to increased labor-related costs of $1.8 million impacted by wage increases and incremental headcount as we transitioned our headquarters from Boca Raton to Atlanta. The increase was also related to incremental corporate headquarter rent of $0.3 million. The incremental costs are expected to diminish in the second quarter.

Research and development costs increased by $2.9 million, or 20.3%, in the quarter ended March 31, 2008 compared to the first quarter of 2007. Research and development expense increased due to a lower amount of internal labor cost capitalization of $1.5 million associated with development work related to SunriseXA 5.0, which we released in December of 2007. Higher salary related costs of $1.5 million due to higher headcount also impacted the increase in research and development costs. Our gross research and development spending, which consists of research and development expenses and capitalized software development costs, increased $1.4 million to $20.0 million in the first quarter of 2008 compared to $18.6 million in the first quarter of 2007. This was due primarily to our continued expansion in India.

In summary, research and development expense for the three months ended March 31 were as follows (in thousands):

	2008	2007	$Change	% Change
Research and development expenses	$17,154	$14,258	$2,896	20.31%
Capitalized software development costs	$2,923	$4,379	($1,456)	-33.25%

Gross research and development expenditures	$20,077	$18,637	$1,440	7.73%
Amortization of capitalized software development costs	$4,832	$4,495	$337	7.50%

General and administrative expenses increased by $3.4 million, or 44.2%, in the quarter ended March 31, 2008, compared to the first quarter of 2007. The increase was primarily related to an increase in legal expense of $1.5 million impacted by the defense and anticipated settlement of the derivative litigation that followed completion of our voluntary stock option review in May 2007. Additional increases in general and administrative expenses include higher labor-related costs of $1.6 million which includes approximately $0.7 million of incremental salary costs associated with our headquarter location transition. Associated with this transition, we also had incremental rent costs of $0.3 million recorded in general and administrative expenses.

In-process research and development charges, in the first quarter of 2008, resulted from a write off of in-process research and development activities associated with the acquisition of EPSi in February 2008.

Depreciation and amortization increased by $0.3 million, or 7.4%, for the quarter ended March 31, 2008 compared to the first quarter of 2007. The increase in depreciation and amortization is attributable primarily to amortization related to intangible assets acquired in the EPSi acquisition and to a lesser extent an increased asset base to support our growing operations.

Gain on Sale of Assets

In the first quarter of 2008 we recorded additional gain on sale of assets of $2.0 million resulting from the completion of post-closing milestones associated with the fourth quarter 2007 sale of our CPMRC business.

Interest Income, Net

Net interest income increased by $0.6 million, or 40.0%, for the quarter ended March 31, 2008 compared to the first quarter of 2007. The increase was related to higher interest income earned in the quarter due to higher marketable securities investment balances reflecting the increase in cash during 2007 as well as higher interest rates on certain of our auction rate securities (ARS). Increases in income were partially offset by $0.3 million of interest expense incurred on borrowings under the $45 million short-term financing arrangement we entered into in February 2008. Interest income in 2008 is expected to continue to be offset in part by interest obligations on borrowings under short-term financing arrangements, and any long-term financing arrangements we may enter into in the future. Interest income will be negatively impacted by lower expected interest rates in 2008.

Provision for Income Taxes

Income taxes increased by $1.8 million for the quarter ended March 31, 2008 compared to the first quarter of 2007. The increase is primarily a result of a charge of approximately $1.5 million recorded as a result of our review of certain state tax positions under the provisions of FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes”.

As of March 31, 2008, a valuation allowance of approximately $90.4 million is recorded against the U.S. deferred tax assets that management does not believe are more likely than not to be realized. This determination is based primarily on the Company’s recent history of taxable losses, operating losses and uncertainty with respect to its forecasted results. We will continue to assess the requirement for a valuation allowance on a quarterly basis. Should the Company continue to achieve its 2008 forecasted results, we may determine from our valuation allowance assessment that the positive evidence outweighs the negative resulting in the release of all or a portion of the allowance.

The Company is currently analyzing its research and development expenditures for eligibility to qualify for a research and development (“R&D”) tax credit. The Company plans to complete this analysis later in 2008 and as a result expects to record a deferred tax asset for this potential tax benefit, net of a reduction of a portion of its deferred tax asset for net operating loss carryforwards. The estimated amount of the R&D credit is not determinable at this time.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Cash and marketable securities at March 31, 2008 were $65.2 million representing a $126.2 million decrease from December 31, 2007. This decrease primarily reflects the reclassification of $112.0 million of our ARS from marketable securities to a non-current asset. The decrease also includes $53.6 million of net cash used for the EPSi acquisition, partially offset by $45 million of secured financing proceeds. Additional decreases in cash also include the payout of the 2007 incentive plan and capital expenditures, which include investment in our facilities in Pune, India, investments related to the relocation of our corporate headquarters, and investments in computer equipment to support our growing operations. Additionally, our temporary decline in value adjustment related to our ARS reduced the carrying amount of our marketable securities in the three months ended March 31, 2008 by $4.9 million.

2008

During the three month period ended March 31, 2008, operating activities provided $6.9 million of cash. Cash flow from operating activities reflected income generated from operations of $13.6 million, after adjusting for non cash items of $13.3 million, which included depreciation and amortization, in process research and development charge, stock compensation, provision for bad debt, non cash tax provision and gain on sale of assets. This was offset in part by a decrease in net working capital of $7.2 million due primarily to changes in accrued compensation expenses driven by the payout of the 2007 incentive plan and increases in prepaid assets impacted by the timing of annual maintenance payments. These negative working capital items, were partially offset by positive accounts payable charges impacted by the timing of payments in the fourth quarter 2007 compared to the first quarter 2008. Cash flows were also impacted by payments of $1.1 million in connection with our restructuring activities.

Investing activities used $29.6 million of cash which included $53.6 million, net of cash acquired for our EPSI acquisition, $6.9 million of capital expenditures, and $2.9 million for investment in software, partially offset by net sales of marketable securities of $32.8 million. Capital expenditures include investment in our facilities in Pune, India, leasehold improvements in our new corporate headquarters, and investments in computer equipment to support our growing operations. Financing activities provided cash inflow of $46.7 million, primarily consisting of proceeds of $45.0 million from our secured financing described further below. We also received $1.5 million from stock option exercises. The amount of cash provided by future stock option exercises is uncertain.

Future Capital Requirements

As of March 31, 2008, our principal source of liquidity is our cash and cash equivalents balances and marketable securities of $65.2 million. The Company has classified approximately $112.0 million of its ARS as long term. These investments are held in certain “AAA” rated ARS, which historically have been be sold via dutch auctions every 7, 28, or 35 days creating a short-term instrument.

However, recent uncertainties in the credit markets have disrupted scheduled auctions, resulting in the Company and other investors deciding to continue to hold their ARS until auctions successfully recommence or other sources of liquidity for these investments becomes available. We currently plan to hold the ARS until such time as successful auctions would occur or the secondary market allows for a sufficient price to recover substantially all of our carrying value. There can be no assurance this will occur. In April, a partial call transaction was closed related to one of our ARS securities, as a result of which we received proceeds of $4.6 million. Additionally in April, another call was initiated by an ARS issuer, of which we hold approximately $14.3 million of securities. This transaction is expected to close mid-second quarter 2008, however, there can be no assurance that this transaction will close. However, we believe that our current cash and cash equivalents combined with our anticipated cash flows from operations will be sufficient to fund our operations for the next twelve months.

Our future cash requirements will depend on a number of factors including, among other things, the timing and level of our new sales volumes, the cost of our development efforts, the success and market acceptance of our future product releases, and other related items.

The Company also periodically evaluates business opportunities that fit its strategic plans; such as our February 2008 acquisition of EPSi. If an opportunity requiring significant capital investment were to arise, the Company would seek to finance the opportunity through available cash on hand, existing financings, issuance of additional shares of its stock or additional sources of financing, as circumstances warrant. However, there can be no assurance that adequate liquidity would be available to finance extraordinary business opportunities.

In February 2008 we entered into a secured financing agreement with an investment bank, pursuant to which we received $45.0 million in exchange for a transfer to the bank (as a form of collateral) of ARS with a nominal value of $90.0 million in the aggregate. The Company entered into this arrangement to provide funds to close our February 2008 acquisition of EPSi. On May 9, 2008, we entered into a credit agreement with Wachovia Bank, pursuant to which the Company received a senior secured revolving credit facility in the aggregate principal amount of $50.0 million. We entered into this arrangement to obtain funds to repay the $45.0 million short-term financing agreement. The Company’s obligation under the credit agreement is secured by first priority liens and security interests in substantially all of the assets of the Company and its subsidiaries. The agreement has a one-year term with an interest rate of LIBOR market index rate plus .75%.

CRITICAL ACCOUNTING POLICIES

There were no material changes to our critical accounting policies as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC on February 29, 2008.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not currently use derivative financial instruments or enter into foreign currency hedge transactions. Foreign currency fluctuations through March 31, 2008 have not had a material impact on our financial position or results of operations. We continually monitor our exposure to foreign currency fluctuations and may use derivative financial instruments and hedging transactions in the future if, in our judgment, the circumstances warrant their use.

We have invested primarily in auction-rate securities (“ARS”). These ARS are debt instruments with long-term nominal maturities that generally can be sold via dutch auctions every 7, 28, or 35 days creating a short-term instrument. In February 2008, broker-dealers holding the Company’s ARS portfolio experienced failed auctions of certain ARS where the amount of securities submitted for sale exceeded the amount of related purchase orders. The Company continues to earn interest on these investments at the contractual rate, and the ARS the Company holds have not been downgraded or placed on credit watch by credit rating agencies. During the three months ended March 31, 2008, we adjusted the carrying amount our ARS to estimated fair market value. The adjustment was recorded in other comprehensive income. If uncertainties in the credit and capital markets continue and these markets deteriorate further or the Company experiences any rating downgrades on any investments in its portfolio, the Company may incur further temporary impairments or other-than-temporary impairments, which could negatively affect the Company’s financial condition, cash flow and reported earnings.

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

The following table illustrates potential fluctuation in annualized interest income based upon hypothetical values for blended interest rates for hypothetical marketable securities balances:

Hypothetical Interest Rate	Marketable securities balances (in thousands)
	$130,000	$140,000	$150,000

3.5%	4,550	4,900	5,250
4.0%	5,200	5,600	6,000
4.5%	5,850	6,300	6,750
5.0%	6,500	7,000	7,500
5.5%	7,150	7,700	8,250
6.0%	7,800	8,400	9,000

We estimate that a one-percentage point decrease in interest rates for our marketable securities portfolio as of March 31, 2008 would have resulted in a decrease in interest income of $0.3 million for a three month period or $1.3 million for a 12 month period. This sensitivity analysis contains certain simplifying assumptions, including a constant level and rate of debt securities and an immediate across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period, and it does not consider the impact of changes in the portfolio as a result of our business needs or as a response to changes in the market. Therefore, although it gives an indication of our exposure to changes in interest rates, it is not intended to predict future results and our actual results will likely vary.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act as of March 31, 2008. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives of ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. There is no assurance that our disclosure controls and procedures will operate effectively under all circumstances. Based upon the evaluation described above our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2008, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter-ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The information set forth under Note L - Contingencies to the unaudited condensed consolidated financial statements of this quarterly report on Form 10-Q is incorporated herein by reference.

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

The risk factors below reflect the following updates to the risk factors set forth in our annual report on Form 10-K for the year ended December 31, 2007: (i) the anticipated settlement of the derivative litigation, in our risk factor titled “Our past stock option practices and related accounting issues have caused costly derivative litigation and may result in additional litigation, regulatory proceedings and governmental enforcement actions;” (ii) ongoing auction failures and temporary loss related to our auction rate securities, in our risk factor titled “Funds associated with certain of our investments in auction rate securities may not be liquid or accessible for in excess of 12 months, and our auction rate securities may experience further temporary or other-than-temporary decline in value, which would adversely affect our financial condition, cash flow and reported earnings;” (iii) substantial completion of the relocation of our headquarters to Atlanta, Georgia in the first quarter of 2008, in our risk factor titled “If we fail to attract, motivate and retain highly qualified technical, marketing, sales and management personnel, our ability to execute our business strategy could be impaired;” and (iv) the recently announced termination, effective as of the close of business on May 8, 2008, of our stockholder rights agreement, or “poison pill,” as part of our ongoing review and improvement of Eclipsys’ corporate governance, and not in connection with any pending or anticipated transaction, in our risk factor titled “Provisions of our charter documents and Delaware law may inhibit potential acquisition bids that a stockholder may believe is desirable, and the market price of our common stock may be lower as a result.” In addition, we have added a risk factor titled “Our commercial credit facility subjects us to operating restrictions and risks of default,” due to our implementation of a commercial borrowing arrangement in May 2008.

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

We strive to develop new software, and improve our existing software to add new features and functionality. We schedule and prioritize these development efforts according to a variety of factors, including our perceptions of market trends, client requirements, and resource availability. Our software is complex and requires a significant investment of time and resources to develop, test, and introduce into use. Sometimes this takes longer than we expect. Sometimes we encounter unanticipated difficulties that require us to re-direct or scale-back our efforts. Sometimes we change our plans in response to changes in client requirements, market demands, resource availability, regulatory requirements, or other factors. All of this can result in acceleration of some initiatives and delay of others. These factors place significant demands upon our software development organization and require complex planning and decision making. If we make the wrong choices or do not manage our development efforts well, we may fail to produce software that responds appropriately to our clients’ needs, or we may fail to meet client expectations regarding new or enhanced features and functionality.

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

Some of our software is complex and requires a lengthy and expensive implementation process. Each client’s situation is different, and unanticipated difficulties and delays may arise as a result of failures by us or the client to meet our respective implementation responsibilities or other factors. Because of the complexity of the implementation process, delays are sometimes difficult to attribute solely to us or the client. Implementation delays could motivate clients to delay payments or attempt to cancel their contracts with us or seek other remedies from us. Any inability or perceived inability to implement our software consistent with a client’s schedule could harm our reputation and be a competitive disadvantage for us as we pursue new business. Our ability to improve sales depends upon many factors, including completion of implementation and successful use of our new software releases in live environments for clients who achieve success and are willing to become reference sites for us. Implementation also requires our clients to make a substantial commitment of their own time and resources and to make significant organizational and process changes, and if our clients are unable to fulfill their implementation responsibilities in a timely fashion, our projects may be delayed or become less profitable.

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

Our earnings can vary significantly depending on periodic software revenues.

Periodic software revenues includes traditional license fees associated with new contracts signed in the financial reporting period, add-on licenses to existing clients and new client transactions, as well as revenues from contract backlog that had not previously been recognized pending contract performance that occurred or was completed during the period, and certain other activities during the period associated with existing client relationships. These periodic revenues generally have high margins given there are relatively little in-period costs associated with such revenues, and we therefore rely upon these revenues as an important element of our earnings in any period. These periodic revenues can fluctuate as a result of significant variations in the type and magnitude of sales and other contract and client activity in any period, and these variations make it difficult to predict the nature and amount of these periodic revenues. If periodic software revenues in any period decline from prior periods or fall short of our expectations, our earnings in that period will be adversely affected.

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

A significant part of our revenue comes from relatively high-margin legacy software that was installed by our clients many years ago. We attempt to convert these clients to our newer generation software, but such conversions may require significant investments of time and resources by clients. Our competitors also aggressively target these clients. If we are not successful in retaining a large portion of these clients by continuing to support legacy software—which is increasingly expensive to maintain—or by converting them to our newer software, our results of operations will be negatively affected.

The healthcare industry faces financial constraints that could adversely affect the demand for our software and services.

The healthcare industry faces significant financial constraints. For example, managed healthcare puts pressure on healthcare organizations to reduce costs, and regulatory changes have reduced Medicare reimbursement to healthcare organizations. In addition, the Fiscal Year 2008 Inpatient Prospective Payment System Final Rule, published by the Centers for Medicare & Medicaid in the U.S., identified several “hospital-acquired conditions” the treatment for which will no longer be reimbursed by Medicare, starting in October 2008. Our software often involves a significant financial commitment by our clients. Our ability to grow our business is largely dependent on our clients’ information technology budgets. If healthcare information technology spending declines or increases more slowly than we anticipate, demand for our software could be adversely affected.

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

In July and August of 2007, four purported stockholder derivative complaints were filed in the United States District Court for the Southern District of Florida against certain current and former directors and officers of Eclipsys and Eclipsys as a nominal defendant, alleging that during the period from at least 1999 until 2006 certain of Eclipsys’ option grants were backdated and that as a result of this alleged backdating our financial statements were misstated, and stock sales by the named defendants constituted improper insider selling. These complaints were consolidated in November 2007. These complaints sought monetary damages, disgorgement, repricing of certain stock options, governance reforms, and other relief. On March 20, 2008, the parties to the derivative litigation entered into a memorandum of understanding setting forth the material terms of an agreement in principle to settle and resolve all claims. The settlement must be approved by the court following notice to stockholders and if the settlement is not approved, we will continue to incur significant legal costs associated with the litigation. Dealing with this litigation has required us to incur substantial legal expenses, which affected our financial results for 2007 and the first quarter of 2008. Derivative litigation also can result in management distraction and adverse publicity and resulting reputational harm, which could impair our sales and marketing efforts.

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

Funds associated with certain of our investments in auction rate securities may not be liquid or accessible for in excess of 12 months, and our auction rate securities may experience further temporary or other-than-temporary decline in value, which would adversely affect our financial condition, cash flow and reported earnings.

A substantial portion of our short-term investment portfolio is invested in auction rate securities, or ARS. Beginning in February 2008, negative conditions in the credit and capital markets resulted in failed auctions of our ARS because the amount of securities submitted for sale exceeded the amount of related purchase orders. Our ARS continued to fail to settle at auctions through the date of this report. Accordingly, as of March 31, 2008 we recorded a temporary loss on these securities of $4.9 million in accumulated other comprehensive income, reflecting a decline in the estimated fair value of these securities. See Note F – Marketable Securities for further information. If uncertainties in the credit and capital markets continue, these markets deteriorate further or we experience any rating downgrades on any investments in our portfolio (including on ARS), funds associated with these securities may not be liquid or available to fund current operations for in excess of 12 months, causing us to classify our ARS as noncurrent assets and/or incur further temporary or other-than-temporary impairments in the carrying value of our investments, which could negatively affect our financial condition, cash flow and reported earnings.

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

Our commercial credit facility subjects us to operating restrictions and risks of default.

On May 9, 2008, we entered into a credit agreement with Wachovia Bank, pursuant to which the Company received a senior secured revolving credit facility in the aggregate principal amount of $50.0 million. We entered into this arrangement to obtain funds to repay the $45.0 million short-term financing agreement entered into in February 2008. This credit agreement is subject to certain financial ratio and collateral covenants. These covenants could restrict our ability to conduct business as we might otherwise deem to be in the Company’s best interests, and breach of these covenants could cause the debt to become immediately due and expose us to contractual penalties or damages and liquidation of collateral assets at unfavorable prices.

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

In October 2007 we announced plans to move our corporate headquarters to our existing office in Atlanta, Georgia from Boca Raton, Florida. Although the relocation was substantially completed during the first quarter of 2008, we could experience difficulty in the completion of training and transitioning the new employees, which could affect our operations and financial performance until our newly hired Atlanta headquarters staff is independently completing all responsibilities.

RISKS RELATED TO OUR EQUITY STRUCTURE

Provisions of our charter documents and Delaware law may inhibit potential acquisition bids that a stockholder may believe is desirable, and the market price of our common stock may be lower as a result.

Our board of directors has the authority to issue up to 4,900,000 shares of preferred stock. The board of directors can fix the price, rights, preferences, privileges and restrictions of the preferred stock without any further vote or action by our stockholders. The issuance of shares of preferred stock may discourage, delay or prevent a merger or acquisition of our company. The issuance of preferred stock may result in the loss of voting control to other stockholders. We have no current plans to issue any shares of preferred stock and our stockholder rights agreement, or “poison pill,” which uses preferred stock purchase rights to deter certain takeover efforts, has been terminated effective as of May 8, 2008. However, we could implement a new poison pill in the future, or make other uses of preferred stock to inhibit potential acquisition of the company.

Our charter documents contain additional anti-takeover devices, including:

•	only one of the three classes of directors is elected each year;

•	the ability of our stockholders to remove directors without cause is limited;

•	the right of stockholders to act by written consent has been eliminated;

•	the right of stockholders to call a special meeting of stockholders has been eliminated; and

•	advance notice must be given to nominate directors or submit proposals for consideration at stockholders meetings.

ITEM 5.	OTHER INFORMATION

On May 9, 2008, the Company filed with the Delaware Secretary of State a Certificate of Elimination of the Series A Junior Participating Preferred Stock. This document modifies our Amended and Restated Certificate of Incorporation to eliminate the Certificate of Designation that was previously filed to designate our Series A Preferred Stock. The Series A Preferred Stock was issuable upon exercise of the preferred stock purchase rights issued pursuant to the Company’s Rights Agreement dated July 26, 2000 (the “Rights Agreement”). The Rights Agreement terminated on May 8, 2008; consequently, the preferred stock purchase rights are no longer effective. No shares of Series A Preferred Stock were issued.

ITEM 6.	EXHIBITS

See Index to exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 12, 2008

/s/ Robert J. Colletti
Robert J. Colletti
Senior Vice President and Chief Financial Officer

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date
2.1	Stock Purchase Agreement, dated as of February 25, 2008, by and among the Registrant, Enterprise Performance Systems, Inc. (“EPSi”), and stockholders of EPSi.			Filed herewith

3.1	Third Amended and Restated Certificate of Incorporation of the Registrant	10-Q	3.1	September 21, 1998

3.2	Amended and Restated Bylaws of the Registrant	8-K	3.2	November 19, 2007

4.1	Specimen certificate for shares of Common Stock	S-1	4.1	April 23, 1998

10.1 *	Amended and Restated 2005 Inducement Grant Stock Incentive Plan			Filed herewith

10.2 *	February 7, 2008 Amendment No. 1 to Employment Agreement between the Registrant and R. Andrew Eckert dated as of October 24, 2005			Filed herewith

10.3 *	February 7, 2008 Amendment No. 1 to Employment Agreement between the Registrant and John E. Deady dated December 22, 2005			Filed herewith

31.1	Certification of R. Andrew Eckert			Filed herewith

31.2	Certification of Robert J. Colletti			Filed herewith

32.1	Certification Pursuant to 18 U.S.C. Section 1350			Filed herewith

32.2	Certification Pursuant to 18 U.S.C. Section 1350			Filed herewith

*	Indicates a management contract or compensatory arrangement