Form 10-Q
period 2008-06-30
ECLIPSYS CORP
filed 2008-08-07
CIK 1034088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2008

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

Yes  ☒     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Shares outstanding as of August 4, 2008
Common Stock, $.01 par value	54,374,545

ECLIPSYS CORPORATION AND SUBSIDIARIES

FORM 10-Q

For the period ended June 30, 2008

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ECLIPSYS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except per share amounts)

	June 30, 2008	December 31, 2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$61,520	$22,510
Marketable securities	155	168,925
Accounts receivable, net of allowance for doubtful accounts of $4,533 and $4,240, respectively	117,591	99,260
Prepaid expenses	28,890	27,289
Deferred tax asset	8,387	7,524
Other current assets	6,862	1,759

Total current assets	223,405	327,267
Long-term investments	111,427	—
Property and equipment, net	49,788	45,657
Capitalized software development costs, net	36,183	38,206
Acquired technology, net	12,536	594
Intangible assets, net	6,214	1,376
Deferred tax asset	36,321	31,187
Goodwill	39,055	7,772
Other assets	11,564	13,374

Total assets	$526,493	$465,433

Liabilities and Stockholders’ Equity
Current liabilities:
Deferred revenue	$99,666	$105,115
Accounts payable	20,939	11,679
Accrued compensation costs	17,655	24,473
Note payable	50,000	—
Deferred tax liability	2,013	1,777
Other current liabilities	15,949	19,381

Total current liabilities	206,222	162,425
Deferred revenue	5,300	9,860
Deferred tax liability	37,363	31,235
Other long-term liabilities	6,836	3,899

Total liabilities	255,721	207,419
Stockholders’ Equity:
Common stock, $0.01 par value, 200,000,000 shares authorized; 54,369,132 and 53,806,742 issued and outstanding, respectively	544	538
Additional paid-in capital	528,912	519,112
Accumulated deficit	(255,419)	(264,218)
Accumulated other comprehensive income	(3,265)	2,582

Total stockholders’ equity	270,772	258,014

Total liabilities and stockholders’ equity	$526,493	$465,433

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ECLIPSYS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues:
Systems and services	$126,308	$114,266	$245,446	$223,449
Hardware	5,834	4,753	11,076	8,600

Total revenues	132,142	119,019	256,522	232,049
Costs and expenses:
Cost of systems and services	69,316	67,555	136,876	132,048
Cost of hardware	3,615	3,737	7,951	6,651
Sales and marketing	22,781	17,901	43,652	36,319
Research and development	15,753	13,799	32,907	28,057
General and administrative	7,713	7,606	18,676	15,208
In-process research and development charge	—	—	850	—
Depreciation and amortization	5,740	4,296	10,506	8,735

Total costs and expenses	124,918	114,894	251,418	227,018
Income from operations	7,224	4,125	5,104	5,031
Gain on sale of assets	1,451	—	3,515	—
Interest income, net	828	1,588	2,947	3,102

Income before taxes	9,503	5,713	11,566	8,133
Provision for income taxes	992	19	2,766	38

Net income	$8,511	$5,694	$8,800	$8,095

Income per common share:
Basic income per common share	$0.16	$0.11	$0.16	$0.15

Diluted income per common share	$0.16	$0.11	$0.16	$0.15

Weighted average shares outstanding:
Basic	53,657	52,596	53,595	52,471

Diluted	54,570	53,737	54,592	53,629

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ECLIPSYS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Six Months Ended June 30,
	2008	2007
Operating activities:
Net income	$8,800	$8,095
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,551	19,263
Provision for bad debt	1,400	900
In-process research and development	850	—
Stock compensation expense	7,466	5,547
Gain on sale of marketable securities	—	(10)
Gain on sale of assets	(3,515)	—
Deferred provision for income taxes	367	38
Changes in operating assets and liabilities:
Accounts receivable	(18,808)	(2,126)
Prepaid expenses and other current assets	(4,086)	(9,724)
Inventory	—	946
Other assets	1,047	26
Deferred revenue	(8,505)	(7,809)
Accrued compensation	(6,707)	2,394
Accounts payable and other current liabilities	3,898	(859)
Other long-term liabilities	2,938	65
Other reconciling items	862	—

Total adjustments	(2,242)	8,651

Net cash provided by operating activities	6,558	16,746

Investing activities:
Purchases of property and equipment	(13,315)	(8,425)
Purchase of marketable securities	(102,000)	(52,945)
Proceeds from sales of marketable securities	153,641	37,844
Capitalized software development costs	(6,941)	(9,825)
Proceeds from sale of assets	698	—
Restricted cash	0	(1,969)
Earnout on disposition	2,582	—
Cash paid for acquisition, net of cash acquired	(54,370)	(686)

Net cash used in investing activities	(19,705)	(36,006)

Financing activities:
Proceeds from stock options exercised	2,439	7,497
Proceeds from employee stock purchase plan	375	—
Cash paid for debt issuance costs	(421)	—
Repayment of secured financings	(45,000)	—
Proceeds from secured financing	95,000	—

Net cash provided by financing activities	52,393	7,497

Effect of exchange rates on cash and cash equivalents	(236)	403

Net increase (decrease) in cash and cash equivalents	39,010	(11,360)
Cash and cash equivalents — beginning of period	22,510	41,264

Cash and cash equivalents — end of period	$61,520	$29,904

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ECLIPSYS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE A – PREPARATION OF INTERIM FINANCIAL STATEMENTS

In this report, Eclipsys Corporation and its subsidiaries are referred to as “we,” “the Company,” or “Eclipsys.”

The accompanying unaudited condensed consolidated financial statements have been prepared based upon Securities and Exchange Commission (“SEC”) rules that permit reduced disclosure for interim periods. In our opinion, these statements include all adjustments necessary for a fair presentation of the results of the interim periods presented. All adjustments are of a normal recurring nature. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by United States generally accepted accounting principles (“GAAP”).

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

NOTE B – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Recently Issued Standards

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities – An Amendment of SFAS No. 133” (“SFAS 161”). SFAS 161 seeks to improve financial reporting for derivative instruments and hedging activities by requiring enhanced disclosures regarding the impact on financial position, financial performance, and cash flows. To achieve this increased transparency, SFAS 161 requires: (1) the disclosure of the fair value of derivative instruments and gains and losses in a tabular format; (2) the disclosure of derivative features that are credit risk-related; and (3) cross-referencing within the footnotes. SFAS 161 is effective for us on January 1, 2009. We currently do not believe this standard will have a material impact on our condensed consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary (minority interest) is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and separate from the parent company’s equity. This statement is effective for us on January 1, 2009. We currently do not believe this standard will have a material impact on our condensed consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position (“FSP”) FAS 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R and other United States generally accepted accounting principles. This FSP shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We currently do not believe that this FSP will have a material impact on our condensed consolidated financial statements.

ECLIPSYS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (EPS) under the two-class method. This FSP shall be effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years. The share-based payment awards that are granted by the Company contain dividend rights that are forfeitable on unvested shares; therefore, we do not expect this FSP to have a material impact on our calculation of EPS.

Recently Adopted Standards

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (“fair value option”). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs. If the fair value option is elected for an instrument, SFAS 159 specifies that unrealized gains and losses for that instrument be reported in earnings at each subsequent reporting date. SFAS 159 was effective for us on January 1, 2008. We did not apply the fair value option to any of our outstanding instruments and, therefore, SFAS 159 did not have an impact on our condensed consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods of those fiscal years. We adopted SFAS 157 on January 1, 2008. Our most significant asset that is adjusted to fair value on a recurring basis is our long-term investments.

In February 2008, the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157” which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. Therefore, in accordance with the aforementioned FSP, we have only partially applied FAS 157. Beginning January 1, 2009 we will also apply FAS 157 to all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis as required by FAS 157. See Note L – Fair Value Measurement.

NOTE C – EARNINGS PER SHARE

For all periods presented, basic and diluted earnings per common share is presented in accordance with SFAS 128, “Earnings per Share,” which provides for the accounting principles used in the calculation of earnings per share. Basic earnings per common share is calculated by dividing net income (loss) available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Non-vested restricted stock carries dividend and voting rights and, in accordance with GAAP, is not included in the weighted-average number of common shares outstanding used to compute basic earnings per share. Diluted earnings per common share reflect the potential dilution from assumed conversion of all dilutive securities, such as stock options and unvested restricted stock, using the treasury stock method. When the effect of the outstanding equity securities is anti-dilutive, they are not included in the calculation of diluted earnings per common share. For the three months ended June 30, 2008 and 2007 3,752,462 and 2,562,397 anti-dilutive shares were excluded from the calculation of diluted earnings per common share, respectively. For the six months ended June 30, 2008 and 2007, 3,464,927 and 2,753,537 anti-dilutive shares were excluded from the calculation of diluted earnings per common share, respectively. The earnings amounts used for per-share calculations are the same for both the basic and diluted methods.

ECLIPSYS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The computation of basic and diluted income per common share is as follows (in thousands, except per share data):

	Three Months Ended June 30,
	2008			2007
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic earnings per share	$8,511	53,657	$0.16	$5,694	52,596	$0.11
Effect of dilutive securities:
Incremental shares		913			1,116
Shares issuable pursuant to earn-out agreement					25

Diluted earnings per share	$8,511	54,570	$0.16	$5,694	53,737	$0.11

	Six Months Ended June 30,
	2008			2007
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic earnings per share	$8,800	53,595	$0.16	$8,095	52,471	$0.15
Effect of dilutive securities:
Incremental shares		997			1,133
Shares issuable pursuant to earn-out agreement					25

Diluted earnings per share	$8,800	54,592	$0.16	$8,095	53,629	$0.15

NOTE D – ACQUISITION OF ENTERPRISE PERFORMANCE SYSTEMS, INC.

On February 25, 2008, the Company acquired all of the outstanding capital stock of Enterprise Performance Systems, Inc. (“EPSi”), a private company. The aggregate purchase price was $56.1 million ($53.0 million net of cash acquired and transaction costs) and is subject to certain holdback arrangements and working capital adjustments. EPSi is a leading provider of business intelligence solutions, including web-based software and related consulting services that allow clients in the healthcare industry to improve financial performance and operational decision making. We acquired EPSI to strengthen our position in providing clinical, operational and financial performance-improvement solutions that help organizations manage the business of healthcare.

The purchase price has been allocated to the tangible assets, liabilities assumed, and identifiable intangible assets acquired based on their estimated fair values on the acquisition date. The excess of the purchase price over the aggregate fair values was recorded as goodwill. The fair value assigned to identifiable intangible assets acquired is determined using the income approach, which discounts expected future cash flows to present value using estimates and assumptions determined by management. Purchased intangible assets are amortized on a straight-line basis over the respective useful lives based on an assessed pattern of use. For accounting purposes, the purchase price is $56.1 million which includes $0.7 million of transaction costs and cash acquired. Approximately $0.9 million of the purchase price was allocated to in-process research and development and was charged to our income statement in the first quarter of 2008.

During the second quarter of 2008, as we integrated this acquisition, we adjusted the opening balances of the net assets acquired by $1.6 million, resulting in a reduction of the goodwill balance at June 30, 2008. The resulting allocation of the purchase price is summarized below (in thousands):

	$ Allocation Amount	Estimated Useful Lives
Net cash and tangible assets acquired	$5,782
Customer relationships	4,600	6 yrs.
Non-Compete agreements	1,210	3 yrs.
Acquired technology	13,260	4 yrs.
Goodwill	31,263

Purchase Price	$56,115

ECLIPSYS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

For the three and six month periods ended June 30, 2008, we recorded amortization expense of $1.1 million and $1.5 million, respectively, related to intangible assets acquired in the EPSi acquisition.

NOTE E – ACCOUNTS RECEIVABLE

Accounts receivable, net of an allowance for doubtful accounts, is comprised of the following (in thousands):

	June 30, 2008	December 31, 2007
Accounts Receivable:
Billed accounts receivable, net	$88,209	$75,164
Unbilled accounts receivable	29,382	24,096

Total accounts receivable, net	$117,591	$99,260

NOTE F – INVESTMENTS

Investment balances consist of the following (in thousands):

	June 30, 2008	December 31, 2007
Security Type:
Auction rate securities	111,427	166,217
Other securities (1)	155	2,708

Total	$111,582	$168,925

(1)	As of June 30, 2008 the maturity date of other securities is less than one year.

As of June 30, 2008, the Company held approximately $116.6 million par value of investments in auction-rate securities (“ARS”). Our ARS are comprised of “AAA” rated pools of student loans. These investments have long-term nominal maturities for which the interest rates are reset through a dutch auction each month. The monthly auctions historically have provided a liquid market for these securities. However, in February 2008, the broker-dealers managing the Company’s ARS portfolio experienced failed auctions of certain of these securities where the amount of securities submitted for sale exceeded the amount of purchase orders. Our ARS continued to fail to settle at auctions through the second quarter of 2008. This indicates the estimated fair value of these ARS no longer approximates their par value. Accordingly, at June 30, 2008, the Company has recorded these investments at their estimated fair value of $111.4 million and recorded a temporary loss on these securities of $5.2 million in accumulated other comprehensive income, reflecting the decline in the fair value of these securities. The Company has concluded that no other-than-temporary impairment losses occurred in the six months ended June 30, 2008 because the Company believes that the declines in fair value that occurred during 2008 are due to recent market liquidity conditions.

ECLIPSYS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

We believe these investments continue to be of high credit quality, and we currently plan to hold the ARS until such time as successful auctions occur or the secondary market allows for a sufficient price to recover substantially all of our par value. There can be no assurance this will occur. Accordingly, we have classified these securities as long-term investments in our condensed consolidated balance sheet. The Company will continue to analyze its ARS each reporting period for impairment and it may be required to record an impairment charge in the consolidated statement of operations if the decline in fair value is determined to be other-than-temporary. The fair value of these securities has been estimated by management based on the assumptions that market participants would use in pricing the asset in a current transaction in accordance with SFAS 157 “Fair Value Measurements.” The estimates of the fair value of the ARS we hold could change significantly based on market conditions.

The Company continues to earn interest on these investments at the contractual rate, and the ARS the Company holds have not been downgraded or placed on credit watch by credit rating agencies. In April 2008, a partial call transaction was closed related to one of our ARS securities, as a result of which we received proceeds of $4.6 million. In May 2008, a call transaction was closed related to another one of our ARS securities, as a result of which we received proceeds of $14.3 million. Each of these two transactions resulted in a recovery of the full par value of the securities. As of June 30, 2008, no calls were outstanding on our ARS.

NOTE G – ACQUIRED TECHNOLOGY AND INTANGIBLE ASSETS, INCLUDING GOODWILL

The changes in the carrying amount of goodwill for the six month period ended June 30, 2008 were as follows:

Beginning Balance December 31, 2007	$7,772
EPSi acquisition	31,263
Earnouts	378
Other	(358)

Ending Balance June 30, 2008	$39,055

ECLIPSYS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The gross and net amounts for acquired technology, ongoing customer relationships and goodwill consist of the following (in thousands):

	June 30, 2008			December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Estimated Life
Intangibles subject to amortization
Acquired technology	$15,227	$(2,691)	$12,536	$1,967	$(1,373)	$594	3-4 years
Ongoing customer relationships	5,909	(766)	5,143	2,404	(1,028)	1,376	5-6 years
Other	1,210	(139)	1,071	—	—	—	3 years

Total	$22,346	$(3,596)	$18,750	$4,371	$(2,401)	$1,970

Intangibles not subject to amortization:
Goodwill			$39,055			$7,772

The estimated aggregate amortization expense for each of the five succeeding fiscal years is as follows (in thousands):

	2008	2009	2010	2011	2012	Total
Total amortization expense	$4,400	$4,989	$4,747	$4,315	$1,282	$19,733

NOTE H – SHORT-TERM FINANCING

On May 9, 2008, the Company entered into a credit agreement with Wachovia Bank, pursuant to which the Company received a senior secured revolving credit facility in the aggregate principal amount of $50.0 million. The Company entered into this arrangement to obtain funds to repay the $45.0 million short-term financing agreement entered into February 15, 2008 which was used to provide funds to close the February 2008 acquisition of EPSi (See Note D – Acquisition of Enterprise Performance Systems, Inc.). The Company’s obligation under the credit agreement is secured by first priority liens and security interests in substantially all of the assets of the Company and its subsidiaries. The agreement has a one-year term with an interest rate of LIBOR market index rate plus .75%. The Company has borrowed the full $50.0 million available under the facility, with $4.5 million held as cash, net of $45.1 million principal and interest pay down on the short term facility and $0.4 million of transaction costs.

NOTE I – STOCK COMPENSATION PLANS

2008 Omnibus Incentive Plan

At our Annual Meeting of Stockholders held June 11, 2008, our stockholders approved the 2008 Omnibus Incentive Plan, or the 2008 Plan. The maximum number of shares of common stock that may be issued under the 2008 Plan (subject to adjustment in the event of stock splits and other similar events) is 5,000,000 shares, less one share of common stock for every share that was subject to a stock option granted after December 31, 2007 under our 2005 Stock Incentive Plan (together with its predecessor incentive plans, collectively, the Prior Plans) and 1.6 shares of common stock for every share that was subject to an award other than options granted after December 31, 2007 under the Prior Plans. Any shares of common stock that are subject to options or stock appreciation rights (“SARs”), granted under the 2008 Plan shall be counted against this limit as one share of common stock for every share granted, and in the amount of 1.6 shares of common stock for every share that is subject to awards other than options or SARs. Under the 2008 Plan, no further awards will be granted under the Prior Plans. However, if any shares of common stock subject to an award under the 2008 Plan, or after December 31, 2007, any shares of common stock subject to an award under the Prior Plans, are forfeited, expire or are settled for cash, the shares subject to the award may be used again for awards under the 2008 Plan, in the amount of one share of common stock for every share that was subject to options or SARs and in the amount of 1.6 shares of common stock for every share that was subject to awards other than options or SARs.

We expect to satisfy option exercises by issuing the Company’s common stock. As of June 30, 2008, there were approximately 4,211,004 shares available for future awards under the 2008 Plan.

ECLIPSYS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2005 Inducement Grant Stock Incentive Plan

In October 2005, our Board of Directors approved the 2005 Inducement Grant Stock Incentive Plan (the “Inducement Grant Plan”) for use in making inducement grants of stock options and restricted stock to new employees pursuant to the NASDAQ Marketplace Rules. This Inducement Grant Plan is substantially similar to our 2008 Omnibus Incentive Plan as approved by stockholders, except that eligible recipients are limited to prospective and newly hired employees of the Company, consistent with its purpose as an employment inducement tool.

During the six months ended June 30, 2008, we issued 106,800 stock options and 200,270 shares of restricted stock as inducement grants under the Inducement Grant Plan to founders and employees of EPSi associated with their continued employment with the Company.

Awards granted under the 2008 Plan, the Prior Plans and the Inducement Grant Plan generally have a contractual life of 7 to 10 years and generally vest over a 4 to 5 year period.

ECLIPSYS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Stock Option Awards

Stock option awards granted by the Company entitle recipients to purchase shares of Eclipsys common stock within prescribed periods at a price equal to the fair market value on the date of grant. A summary of stock option transactions is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2007	5,254,121	$16.58
Options granted	707,800	$22.02
Options exercised	(205,697)	$12.73
Options canceled	(177,066)	$21.01

Outstanding at June 30, 2008	5,579,158	$17.30	5.99	$15,399

Vested and expected to vest at June 30, 2008	5,424,757	$17.20	5.95	$15,343

Exercisable at June 30, 2008	3,004,792	$14.58	4.76	$13,923

As of June 30, 2008, $27.1 million of total unrecognized compensation costs related to stock options is expected to be recognized over a weighted average period of 3.2 years.

The weighted average fair value of outstanding stock options is estimated at the date of grant using a Black-Scholes option pricing model. The following are significant weighted average assumptions used for estimating the fair value of the options granted in the following periods:

	Six Months Ended June 30,
	2008	2007
Expected term (in years)	4.58	6.50
Risk free interest rate	2.56%	4.96%
Expected volatility	51%	65%
Dividend yield	0%	0%

We use the simplified method for estimating our expected term equal to the midpoint between the vesting period and the contractual term as allowed by Staff Accounting Bulletin 107, “Share-Based Payment.”

Staff Accounting Bulletin 110, “Year-End Help for Expensing Employee Stock Options,” for options granted after December 31, 2007 requires the use of historical data to estimate an expected term unless the company significantly changes the terms of its share-option grants. The grants the Company issued after December 31, 2007 have a contractual term of 7 years, which differs from the contractual term of the historical grants (generally 10 years). Therefore, we do not have sufficient historical data to estimate the expected term for current option issuances. Accordingly, we continue to use the simplified method. Additionally, this reduction in contractual term has lowered our assumption of expected term.

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

ECLIPSYS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Non-Vested Restricted Stock

Non-vested restricted stock is sometimes granted by the Company. The restrictions lapse on a pro rata basis over a specified period of time, generally four to five years. The grant date fair value per share of non-vested restricted stock, which is the stock price on the grant date, is expensed on a straight-line basis over the period during which the restrictions lapse. The shares represented by restricted stock awards are considered outstanding at the grant date, as the recipients are entitled to dividends and voting rights. A summary of restricted stock award activity for the period is presented below:

	Non-vested Number of Shares	Weighted Average Grant- Date Fair Value
Nonvested balance at December 31, 2007	382,230	$18.28
Awarded	384,175	22.81
Vested	(81,267)	18.33
Forfeited	(9,497)	24.71

Nonvested balance at June 30, 2008	675,641	$20.76

As of June 30, 2008, $12.4 million of total unrecognized compensation costs related to non-vested stock awards is expected to be recognized over a weighted average period of 2.7 years.

Stock-Based Compensation Expense

Our stock based compensation expense, as included in each respective expense category, was as follows (in thousands):

	Three Months Ended June 30,
	2008	2007
Cost of systems & services	$1,776	$1,099
Sales and marketing	1,488	710
Research and development	289	573
General and administrative	566	405

Total stock-based compensation expense	$4,119	$2,787

	Six Months Ended June 30,
	2008	2007
Cost of systems & services	$3,384	$2,175
Sales and marketing	2,585	1,680
Research and development	591	1,102
General and administrative	906	590

Total stock-based compensation expense	$7,466	$5,547

ECLIPSYS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE J – TOTAL COMPREHENSIVE INCOME

The components of total comprehensive income were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net income	$8,511	$5,694	$8,800	$8,095
Net change in foreign currency translation adjustment	248	1,018	(619)	1,077
Net change in unrealized gain (loss) on investments	(355)	8	(5,228)	(15)

Total comprehensive income	$8,404	$6,720	$2,953	$9,157

NOTE K – RESTRUCTURING

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

A summary of the restructuring activity related to the relocation of our corporate headquarters is as follows (in thousands):

One-time Employee- Related Benefits
Balance at December 31, 2007	$977
Payments	(866)

Balance at June 30, 2008	$111

In January 2006, we effected a restructuring of our operations which included a reduction in headcount of approximately 100 individuals and the reorganization of our Company. In December 2006, we realigned certain management resources and consolidated some facilities to eliminate excess office space. A summary of the restructuring activity related to our 2006 initiatives for the six month period ended June 30, 2008 is as follows (in thousands):

	One-time Employee- Related Benefits	Facility Closures	Total
Balance at December 31, 2007	$278	$899	$1,177
Payments	(261)	(348)	(609)

Balance at June 30, 2008	$17	$551	$568

The remaining liability as of June 30, 2008 is expected to be paid out through 2009.

ECLIPSYS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE L – FAIR VALUE MEASUREMENT

We measure our financial assets at fair value in accordance with SFAS 157. The fair value framework prescribed in SFAS 157 requires the categorization of assets into three levels based upon the assumptions (inputs) used to determine the estimated fair value of the assets. Level 1 provides the most reliable measure of fair value, whereas Level 3 generally requires significant management judgment. The three levels are defined as follows:

•	Level 1: Unadjusted quoted prices in active markets for identical assets.

•	Level 2: Observable inputs other than those included in Level 1. For example, quoted prices for similar assets in active markets or quoted prices for identical assets in inactive markets.

•	Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in estimating the value of the asset.

The following table summarizes our financial assets measured at fair value on a recurring basis in accordance with SFAS 157 as of June 30, 2008 (in thousands):

	Balance as of June 30, 2008	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$50,123	$50,123
Marketable securities:
Treasuries	155	155
Other assets:
Money market funds(1)	1,954	1,954
Long-term investments:
Auction rate securities(2)	111,427			111,427

	$163,659	$52,232	$—	$111,427

(1)	This money market fund investment is included in other assets because it represents collateral for a letter of credit entered into to secure our obligation under a lease agreement for our Atlanta location.

(2)	Our auction rate securities, categorized as level 3, were $112.0 million as of March 31, 2008. In the three months ended June 30, 2008, we recorded additional temporary impairment on the investment of $0.4 million. In addition, the balance was adjusted by $0.2 million for net interest income received during the period.

The fair value of our ARS has been estimated by management based on its assumptions of what market participants would use in pricing the asset in a current transaction, or level 3 - unobservable inputs in accordance with SFAS 157, and represents $111.4 million or 68.1% of total assets measured at fair value in accordance with SFAS 157. Management used a model to estimate the fair value of these securities that included certain level 2 inputs as well as assumptions, including a liquidity discount, based on management’s judgment, which are highly subjective and therefore considered level 3 inputs in the fair value hierarchy. Accordingly, we categorized $111.4 million of our ARS in the level 3 category; the lowest level of significant valuation input, or level 3, was used to determine the categorization. The estimate of the fair value of the ARS we hold could change significantly based on market conditions. For additional information on our investments, see Note F- Investments.

NOTE M - CONTINGENCIES

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

ECLIPSYS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On May 27, 2008, the parties to the derivative litigation entered into a stipulation of settlement setting forth the terms of an agreement to settle and resolve all claims. The settlement would involve both payments to and recoveries by Eclipsys, with a net settlement cost to the Company of approximately $0.3 million. The settlement was preliminarily approved by the court on June 11, 2008 and is subject to final approval by the court following notice to stockholders. If the settlement is not approved, additional costs may be incurred.

On May 22, 2008, The McKenna System (“TMS”) filed a complaint against the Company in the 274th Judicial District Court, Comal County, Texas. The complaint stems from an agreement between the Company and McKenna Health System (“McKenna”) dated December 29, 2004 pursuant to which McKenna agreed to acquire software and services from the Company. McKenna terminated that agreement on April 18, 2007. The complaint alleges various causes of action essentially amounting to breach of contract for failing to meet contractual obligations related to the software sold and the timeliness of implementation, and intentionally or negligently misleading McKenna. TMS has asserted damages of approximately $7.5 million, and seeks multiple damages under various theories. This case is in the early stages of discovery, and the outcome of this case and its impact on the Company’s results of operations depend upon questions of fact and law that are disputed or not clear and cannot be predicted with confidence at this time. The Company intends to contest this matter vigorously, including defending the allegations and pursuing McKenna’s unfulfilled obligations to Eclipsys.

In addition to the foregoing, the Company and its subsidiaries are from time to time parties to other legal proceedings, lawsuits and other claims incident to their business activities. Such matters may include, among other things, assertions of contract breach or intellectual property infringement, claims for indemnity arising in the course of our business and claims by persons whose employment with us has been terminated. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, management is unable to ascertain the ultimate aggregate amount of monetary liability, amounts which may be covered by insurance or recoverable from third parties, or the financial impact with respect to these other matters as of June 30, 2008. However, based on our knowledge as of June 30, 2008, management believes that the final resolution of such other matters pending at the time of this report, individually and in the aggregate, will not have a material adverse effect upon our consolidated financial position, results of operations or cash flows.

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

Actual results might differ materially from the results projected or implied by the forward-looking statements due to a number of risks and uncertainties, including those described in this report under the heading “Risk Factors” and in other filings we make from time to time with the U.S. Securities and Exchange Commission. Except as required by law, we assume no obligation to publicly update or revise these forward-looking statements for any reason, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

Throughout this report we refer to Eclipsys Corporation and its consolidated subsidiaries as “Eclipsys,” “the Company,” “we,” “us,” and “our.”

This discussion and analysis should be read in conjunction with our condensed consolidated financial statements, including the notes thereto, which are included elsewhere in this report.

EXECUTIVE OVERVIEW

About the Company

Eclipsys is a leading provider of advanced integrated clinical, revenue cycle and access management software, and professional services that help healthcare organizations improve their clinical, financial, operational and client satisfaction outcomes. We develop and license proprietary software and content that is designed for use in connection with many of the key clinical, financial and operational functions that healthcare organizations require. Among other things, our software:

•	enables physicians, nurses and other clinicians to coordinate care through shared electronic medical records, place orders and access and share information about patients;

•	helps our clients optimize the healthcare revenue cycle, including patient admissions, scheduling, invoicing, inventory control and cost accounting;

•	supports records maintenance and provides assessment of the profitability of specific medical procedures and personnel; and

•	provides evidence-based practice guidelines for use by physicians, nurses and other clinicians through clinical content, which is integrated with our software.

We also provide professional services related to our software. These services include software implementation and maintenance, outsourcing, remote hosting of our software, as well as third-party healthcare information technology applications, technical and user training and consulting.

With the exception of hardware revenues, we classify our revenues in one caption (systems and services) in our statement of operations since the amount of license revenue related to traditional software contracts is less than 10% of total revenues and the remaining revenue types included in this caption relate to bundled subscription arrangements and other services arrangements that have similar attribution patterns for revenue recognition. Our income statement items of revenue are as follows:

•

Systems and services revenues include revenues derived from a variety of sources, including software licenses and contractual software maintenance (under which fees are recognized ratably over the term of the contract), and professional services, which include implementation, training and consulting services. Our systems and services revenues include both “subscription” software license revenues (which are recognized ratably over a contractual term) and license revenues related to “traditional” software contracts (which are generally recognized upon delivery of the software and represents less than 10% of total revenues). For some clients, we host the software applications licensed from us remotely on our own servers, which saves such clients the cost of procuring and maintaining hardware and related facilities. For other clients, we offer an outsourced solution in which we assume partial to total responsibility for a healthcare organization’s information technology operations using our employees. Margins on the license and maintenance revenues are generally significantly higher than those on the professional services revenues.

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

We expanded our operations to India in 2006 through an acquisition of a small producer of laboratory software. By June 2008, our India operations, now named Eclipsys (India) Private Limited, have expanded to include two offices and approximately 500 employees. We believe that India provides access to educated professionals to work on software research, development and support, as well as other functions, at an economically effective cost.

In 2007 we exited our networking services business as well as sold our Clinical Practice Model Resource Center (CPMRC) business. These actions resulted in loss of revenue sources that generated an aggregate of approximately $20 million in 2007. We expect to more than offset this loss of revenue with growth in other areas of the business.

Business Environment

Our industry, healthcare information technology, is highly competitive and subject to numerous government regulations and industry standards. Sales of Eclipsys’ solutions can be affected significantly by many competitive factors, including the features and cost of such solutions as compared to the offerings of our competitors, our marketing effectiveness, and the success of our research and development of new solutions. We anticipate that the healthcare information technology industry will continue to grow and be seen as a way to curb growing healthcare costs while also improving the quality of healthcare.

Consolidated Results of Operations

Key financial and operating data for Eclipsys Corporation and Subsidiaries are as follows (in thousands, except per share amounts):

	For The Three Months Ended				For The Six Months Ended
	June 30, 2008	June 30, 2007	Change ($)	Change (%)	June 30, 2008	June 30, 2007	Change ($)	Change (%)
Revenues:
Systems and services	$126,308	$114,266	$12,042	10.5%	$245,446	$223,449	$21,997	9.8%
Hardware	5,834	4,753	1,081	22.7%	11,076	8,600	2,476	28.8%

Total revenues	132,142	119,019	13,123	11.0%	256,522	232,049	24,473	10.5%

Costs and expenses:
Cost of systems and services	69,316	67,555	1,761	2.6%	136,876	132,048	4,828	3.7%
Cost of hardware	3,615	3,737	(122)	-3.3%	7,951	6,651	1,300	19.5%
Sales and marketing	22,781	17,901	4,880	27.3%	43,652	36,319	7,333	20.2%
Research and development	15,753	13,799	1,954	14.2%	32,907	28,057	4,850	17.3%
General and administrative	7,713	7,606	107	1.4%	18,676	15,208	3,468	22.8%
In-process research and development charge	—	—	—	—	850	—	850	*
Depreciation and amortization	5,740	4,296	1,444	33.6%	10,506	8,735	1,771	20.3%

Total costs and expenses	124,918	114,894	10,024	8.7%	251,418	227,018	24,400	10.7%

Income from operations	7,224	4,125	3,099	75.1%	5,104	5,031	73	1.5%
Gain on sale of assets	1,451	—	1,451	*	3,515	—	3,515	*
Interest income, net	828	1,588	(760)	-47.9%	2,947	3,102	(155)	-5.0%

Income before taxes	9,503	5,713	3,790	66.3%	11,566	8,133	3,433	42.2%
Provision for income taxes	992	19	973	*	2,766	38	2,728	*

Net income	$8,511	$5,694	$2,817	49.5%	$8,800	$8,095	$705	8.7%

Basic net income per common share	$0.16	$0.11	$0.05		$0.16	$0.15	$0.01

Diluted net income per common share	$0.16	$0.11	$0.05		$0.16	$0.15	$0.01

*	Not meaningful

Revenues

Total revenues increased by $13.1 million, or 11.0%, for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007 and $24.5 million, or 10.5%, for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007. The acquisition of EPSi in February 2008 increased revenues by $3.5 million for the three months ended June 30, 2008 and $4.0 million for the six months ended June 30, 2008.

Systems and Services Revenues

Systems and services revenues increased by $12.0 million, or 10.5%, for the three months ended June 30, 2008, as compared to the three months ended June 30, 2007 and $22.0 million, or 9.8%, for the six months ended June 30, 2008, as compared to the six months ended June 30, 2007. The overall increase for the three months ended June 30, 2008 resulted from increases of $9.1 million in revenues recognized on a ratable basis and $4.6 million in professional services revenues; these increases were partially offset by a decrease of $1.8 million in periodic revenues. The increase for the six months ended June 30, 2008 resulted from an increase of $16.6 million in revenues recognized on a ratable basis, an increase of $2.1 million in periodic revenues related to software licenses and other in-period related activities, and an increase of $3.2 million in professional services revenues.

Revenues Recognized Ratably. Revenues recognized ratably from software, maintenance, outsourcing and remote hosting were $83.5 million for the three months ended June 30, 2008, an increase of $9.1 million, or 12.2%, as compared to the three months ended June 30, 2007 and $164.2 million for the six months ended June 30, 2008, an increase of $16.6 million, or 11.2%, as compared to the six months ended June 30, 2007. The increase was due to higher sales bookings, related to increases in sales of our software, remote hosting related services, and outsourcing, in previous periods, resulting in growth in our recurring revenue base. Future growth in these revenues depends upon future bookings in excess of previous levels.

Periodic Revenues. Periodic revenues for software related fees, third party software related fees and networking services (only 2007) were $9.1 million for the three months ended June 30, 2008, as compared to $10.8 million for the three months ended June 30, 2007 and $19.3 million for the six months ended June 30, 2008, as compared to $17.2 million for the six months ended June 30, 2007. The table below summarizes the components of periodic revenues (in thousands):

	For The Three Months Ended			For The Six Months Ended
	June 30, 2008	June 30, 2007	Change	June 30, 2008	June 30, 2007	Change
Eclipsys software related fees	$7,510	$5,422	$2,088	$15,847	$8,067	$7,780
Third party software related fees	1,543	2,431	(888)	3,460	3,588	(128)
Networking services	—	2,967	(2,967)	—	5,528	(5,528)

Total periodic revenues	$9,053	$10,820	($1,767)	$19,307	$17,183	$2,124

In any period, some software revenues can be considered one time in nature for that period, and we do not recognize these revenues on a ratable basis. These revenues include traditional license fees associated with new contracts signed in the period, including add-on licenses to existing clients and new client transactions, as well as revenues from contract backlog that had not previously been recognized pending contract performance that occurred or was completed during the period, and certain other activities during the period associated with client relationships. In the aggregate, these periodic revenues can contribute significantly to earnings in the period because relatively little in-period costs are associated with such revenues (other than those costs associated with networking services – only 2007). We expect these periodic revenues to continue to fluctuate on a quarterly and annual basis as a result of significant variations in the type and magnitude of sales and other contract and client activity in any period, and these variations make it difficult to predict the nature and amount of these periodic revenues. The acquisition of EPSi in February 2008 increased software related fees revenues by $2.8 million for the three months ended June 30, 2008 and $3.0 million for the six months ended June 30, 2008.

During 2007, we exited our networking services business and shifted any residual client network hardware needs to third party hardware providers. The related revenues are included in hardware revenues for the three and six month periods ended June 30, 2008.

Professional Services Revenues. Professional services revenues, which include implementation and consulting related services, were $33.7 million for the three month period ended June 30, 2008, an increase of $4.6 million, or 15.9%, as compared to the three month period ended June 30, 2007 and $61.9 million, for the six month period ended June 30, 2008, an increase of $3.2 million, or 5.4%, as compared to the six month period ended June 30, 2007. The increase in both periods resulted primarily from higher utilization of our professional services team and increased activity associated with implementation of our software following increases in previous period software sales. In addition, the acquisition of EPSi in February 2008 added $0.4 million to our professional services revenues for the three months ended June 30, 2008 and $0.5 million for the six months ended June 30, 2008. These increases were offset by a decrease of $1.2 million and $2.4 million in revenues as a result of the sale of our Clinical Practice Model Resource Center (CPMRC) business in late 2007 for the three and six month periods ended June 30, 2008, respectively.

Hardware Revenues

Hardware revenues increased $1.1 million, or 22.7%, for the three months ended June 30, 2008, as compared to the three month period ended June 30, 2007 and $2.5 million, or 28.8%, for the six months ended June 30, 2008, as compared to the six months ended June 30, 2007. During 2007, we exited our networking services business and shifted any residual client network hardware needs to third party hardware providers resulting in a shift from periodic revenues to hardware revenues. This shift increased hardware revenues by $2.3 million and $4.1 million for the three and six month periods ended June 30, 2008, respectively.

Operating Expenses

Costs of systems and services - Our costs of systems and services increased $1.8 million, or 2.6%, for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007 and $4.8 million, or 3.7%, for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007. The increase in the second quarter reflects:

•

Higher labor related costs of $2.9 million, mainly associated with an increase in headcount, higher wage rates and higher incentive compensation resulting from continued improved financial performance;

•	Higher third party software costs of services of $1.1 million as a result of more contract activity requiring third party services as a result of exiting our network business;

•

Partially offset by lower cost of goods of $2.4 million due to lower network costs reflecting the exit of the network business as we shifted any residual hardware services needs to third party service providers.

The $4.8 million increase in cost of systems and services for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007 is due to higher labor related costs of $5.8 million, higher third party software costs of $2.2 million, which were partially offset by lower network costs of $4.4 million for similar reasons for changes in the second quarter discussed above. Higher labor related costs for the six months ended June 30, 2008 included increased headcount, higher wage rates, and higher incentive compensation resulting from continued improved financial performance. The higher labor related costs also included abnormally high employee medical claim expenses in the first quarter of 2008. The increase in the first six months of 2008 also included a $0.5 million increase in bad debt expense related to a reserve for a specific customer in the first quarter of 2008 and $0.4 million increase in rent expense resulting from our headquarter transition from Boca Raton, Florida to Atlanta, Georgia and leasing of additional space to support our growth.

Costs of hardware - Costs of hardware decreased $0.1 million or 3.3% for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007 impacted by the timing of hardware activity. Our costs of hardware increased $1.3 million, or 19.5%, for the first six months of 2008 as compared to the first six months of 2007 as a result of exiting our networking services business during 2007 and shifting any residual network hardware activity to third party hardware providers. This shift created additional hardware costs related to increased third party hardware activity.

Sales and marketing - Our sales and marketing expenses increased $4.9 million, or 27.3%, in the three months ended June 30, 2008 as compared to the three months ended June 30, 2007 and $7.3 million, or 20.2%, for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007. The increase in sales and marketing expenses for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007 was primarily due to increased labor-related costs of $3.7 million impacted by wage increases, higher stock based compensation, and incremental headcount costs associated with the headquarter transition from Boca Raton to Atlanta. The three months ended June 30, 2008 were also impacted by higher sales commissions supporting sales growth. The remaining increases in sales and marketing expenses for the three month period include slightly higher travel, sales trade shows, and other miscellaneous expenses reflecting continued growth in our business.

The increase in the six months ended June 30, 2008 as compared to the six months ended June 30, 2007 include labor related increases of $5.5 million for similar reasons previously described for the quarter. The remaining increases in sales and marketing expenses for the six month period include slightly higher travel, sales trade shows, higher incremental rent expense in the first quarter of 2008, and other expenses reflecting continued growth in our business.

Research and Development - Our research and development expenses increased $2.0 million, or 14.2%, in the three months ended June 30, 2008, as compared to the three months ended June 30, 2007 and $4.9 million, or 17.3%, for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007. For the three months ended June 30, 2008, research and development expenses increased due to a $1.1 million lower internal labor cost capitalization associated with development work related to SunriseXA 5.0, which we released in December of 2007, and the timing of project work on release 5.5 scheduled for December 2009. We expect these capitalized costs to increase in the second half of 2008. The remaining increase in research and development costs reflects higher salary related costs of $1.0 million due to higher headcount in India.

The $4.9 million increase for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007 reflects lower software capitalization of $2.5 million and higher labor related costs of $2.5 million for reasons similar to the three months ended June 30, 2008, as described above.

Our gross research and development spending, which consists of research and development expenses and capitalized software development costs, increased $0.9 million to $20.0 million in the second quarter of 2008 as compared to $19.1 million in the second quarter of 2007, while the gross spending for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007 increased $2.3 million to $40.0 million. This was due primarily to our continued expansion of research and development activities in India.

In summary, research and development expense for the three and six months ended June 30 was as follows (in thousands):

	For The Three Months Ended			For The Six Months Ended
	June 30, 2008	June 30, 2007	Change (%)	June 30, 2008	June 30, 2007	Change (%)
Research and development expenses	$15,753	$13,799	14.2%	$32,907	$28,057	17.3%
Capitalized software and development costs	$4,213	$5,301	-20.5%	$7,136	$9,680	-26.3%

Gross research and development expenditures	$19,966	$19,100	4.5%	$40,043	$37,737	6.1%
Amortization of capitalized software development costs	$4,328	$4,519	-4.2%	$9,160	$9,014	1.6%

General and administrative - Our general and administrative expenses increased $0.1 million, or 1.4%, in the three months ended June 30, 2008 as compared to the three months ended June 30, 2007 and $3.5 million, or 22.8%, for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007. The three months ended June 30, 2008 increase included labor related increases of $1.4 million as a result of higher wages and higher headquarter relocation costs, offset by reductions in consulting and legal costs of $1.6 million. The reduction in legal and consulting fees reflects higher costs in the three months ended June 30, 2007 due to the stock based compensation review, while the three months ended June 30, 2008 included $0.7 million in insurance recoveries associated with our derivative lawsuit recorded as a reduction in legal expense.

The $3.5 million increase in our general and administrative expenses for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007 was driven by increased labor related costs of $2.5 million impacted by higher wages and incremental headquarter costs. The six month period increase also included $0.6 million of higher rents, relocation and utilities impacted by the headquarter relocation.

Depreciation and amortization - Depreciation and amortization expense increased $1.4 million, or 33.6%, in the three months ended June 30, 2008 as compared to the three months ended June 30, 2007 and $1.8 million, or 20.3%, for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007. The increase in depreciation and amortization is attributable primarily to amortization related to intangible assets acquired in the EPSi acquisition and to a lesser extent an increased asset base to support our growing operations.

Gain on Sale of Assets

During 2008 we recorded additional gain on sale of assets of $3.5 million resulting from the completion of post-closing milestones associated with the fourth quarter 2007 sale of our CPMRC business.

Interest Income, Net

Net interest income decreased by $0.8 million, or 47.9%, for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007 and $0.2 million, or 5.0%, for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007.

We incurred interest expense of $0.5 million and $0.7 million for the three and six month periods ended June 30, 2008, respectively, on borrowings under the $45 million short-term financing arrangement we entered into in February 2008 and repaid in May 2008, as well as the $50 million short-term financing arrangement we entered into in May 2008.

Interest income decreased $0.3 million, or 19.3%, for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007 and increased $0.6 million for the six months ended June 30, 2008, or 17.8%, as compared to the six months ended June 30, 2007. Interest rates on ARS increased in the first quarter of 2008 after the dutch auctions failed, February 7, 2007, and penalty rates were applied. These penalty rates remained in effect for various time periods from 28 days to three months depending on the indenture agreements resulting in increased interest income in the period after the failed auctions. As the penalty rates expired, the resulting interest rates were reset consistent with the indenture agreements to maintain the annual interest limit. In some instances, the interest rates were reset at 0%. Interest income will continue to be negatively impacted by lower interest rates in 2008.

Interest income in 2008 is expected to continue to be offset in part by interest obligations on borrowings under short-term financing arrangements, and any long-term financing arrangements we may enter into in the future.

Provision for Income Taxes

Income taxes increased by $1.0 million for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007 and $2.7 million for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007. The increase in the three month period ended June 30, 2008 as compared to the corresponding period in 2007 is primarily due to EPSi goodwill tax amortization, recorded as a deferred tax liability, for which the valuation allowance may not be reduced; tax in states where no net operating losses exist; and Alternative Minimum Tax liability. The increase in the six months ended June 30, 2008 as compared to the six months ended June 2007 reflects the increases for the second quarter as described above and the result of a charge of approximately $1.8 million recorded as a result of our review of certain state tax positions under the provisions of FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes.”

As of June 30, 2008, a valuation allowance of approximately $85.0 million is recorded against the U.S. deferred tax assets that management does not believe are more likely than not to be realized. This determination is based primarily on the Company’s recent history of taxable losses, operating losses and uncertainty with respect to its forecasted results. We will continue to assess the requirement for a valuation allowance on a quarterly basis. Should the Company continue to achieve its 2008 forecasted results, we may determine from our valuation allowance assessment that the positive evidence outweighs the negative resulting in the release of all or a portion of the allowance.

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

LIQUIDITY AND CAPITAL RESOURCES

Overview

Cash and marketable securities at June 30, 2008 were $61.7 million representing a $129.8 million decrease from December 31, 2007. This decrease primarily reflects the reclassification of $111.4 million of our ARS from marketable securities to non-current assets. The decrease also includes $53.7 million of net cash used for the EPSi acquisition, substantially offset by net proceeds of $50 million from our secured financing described further below. Additional decreases in cash also include payouts under the 2007 incentive plan and capital expenditures, which include investment in our facilities in Pune, India, investments related to the relocation of our corporate headquarters, and investments in computer equipment to support our growing operations. Additionally, our temporary decline in value adjustment related to our ARS reduced the carrying amount of our marketable securities in the six months ended June 30, 2008 by $5.2 million.

2008

During the six month period ended June 30, 2008, operating activities used $6.6 million of cash. Cash flow from operating activities reflected income generated from operations of $35.9 million, after adjusting for non cash items of $27.1 million, which included depreciation and amortization, in-process research and development charge, stock compensation, provision for bad debt, non cash deferred tax provision and gain on sale of assets. This was offset in part by a decrease in net working capital of $29.4 million due primarily to the negative impact of collection activity, changes in accrued compensation expenses driven by payouts under the 2007 incentive plan and increases in prepaid assets negatively impacted by the timing of annual maintenance payments. Our second quarter 2008 collections were impacted by delayed billings in the quarter due to the transition of our billing function to India. We expect to have strong cash collections in the second half of 2008. These negative working capital items were partially offset by increases in accounts payable impacted by the timing of payments in the fourth quarter of 2007 as compared to the first quarter of 2008. Cash flows were also impacted by payments of $1.5 million in connection with our restructuring activities.

Investing activities used $19.7 million of cash which included $53.7 million, net of cash acquired, for our EPSI acquisition, $13.3 million of capital expenditures, and $6.9 million for investment in software, partially offset by net sales of marketable securities of $51.6 million and $2.6 million received on earnouts from previous asset sales. Capital expenditures included investment in our facilities in Pune, India, leasehold improvements in our new corporate headquarters, and investments in computer equipment to support our growing operations.

Financing activities provided cash inflow of $52.4 million, primarily consisting of net proceeds of $49.6 million from our secured financing described further below. We also received $2.4 million from stock option exercises. The amount of cash provided by future stock option exercises is uncertain.

Future Capital Requirements

As of June 30, 2008, our principal source of liquidity is our cash and cash equivalents balances and marketable securities of $61.7 million. We believe that our current cash and cash equivalents and marketable securities combined with our anticipated cash flows from operations will be sufficient to fund our operations for the next twelve months.

The Company held approximately $116.6 million par value of ARS as of June 30, 2008. Our ARS are comprised of certain “AAA” rated pools of student loans. These investments have historically have been be sold via dutch auctions every 7, 14, 21, 28, or 35 days creating a short-term instrument. In February 2008, the broker-dealers managing the Company’s ARS portfolio experienced failed auctions of certain of these securities where the amount of securities submitted for sale exceeded the amount of purchase orders. Our ARS continued to fail to settle at auctions through the second quarter of 2008. This indicates the estimated fair value of these ARS no longer approximates their par value. Accordingly, at June 30, 2008, the Company has recorded these securities as long-term investments at an estimated fair value of $111.4 million and recorded a temporary loss on these securities of $5.2 million in accumulated other comprehensive income, reflecting the decline in the fair value of these securities.

We currently plan to hold the ARS until such time as successful auctions occur or a secondary market develops that provides sufficient liquidity to recover substantially all of our par value. There can be no assurance that this will occur. In April 2008, a partial call transaction was closed related to one of our ARS securities, as a result of which we received proceeds of $4.6 million. In May 2008, a call transaction was closed related to another one of our ARS securities, as a result of which we received proceeds of $14.3 million. Each of these two transactions resulted in a recovery of the full par value of the securities. As of June 30, 2008, no calls were outstanding on our ARS.

Our future cash requirements will depend on a number of factors including, among other things, the timing and level of our new sales volumes, the cost of our development efforts, the success and market acceptance of our future product releases, and other related items. The Company also periodically evaluates business expansion opportunities that fit its strategic plans, such as our February 2008 acquisition of EPSi. If an opportunity requiring significant capital investment were to arise, the Company may seek to finance the opportunity through available cash on hand, existing financings, issuance of additional shares of its stock or additional sources of financing, as circumstances warrant. However, there can be no assurance that adequate liquidity would be available to finance extraordinary business opportunities.

In February 2008 we entered into a secured financing agreement with an investment bank, pursuant to which we received $45.0 million in exchange for a transfer to the bank (as a form of collateral) of ARS with a nominal value of $90.0 million in the aggregate. The Company entered into this arrangement to provide funds to close our February 2008 acquisition of EPSi. On May 9, 2008, we entered into a credit agreement with Wachovia Bank, pursuant to which the Company received a senior secured revolving credit facility in the aggregate principal amount of $50.0 million. We entered into this arrangement to obtain funds to repay the $45.0 million short-term financing agreement. The Company’s obligation under the credit agreement is secured by first priority liens and security interests in substantially all of the assets of the Company and its subsidiaries. The agreement has a one-year term with an interest rate of LIBOR market index rate plus .75%. During 2008, we expect to replace this one-year credit agreement with a larger long-term credit agreement to support our future growth strategies.

SFAS 157 “Fair Value Measurements”

The fair value of our ARS has been estimated by management based on its assumptions of what market participants would use in pricing the asset in a current transaction, or level 3 - unobservable inputs in accordance with SFAS 157 “Fair Value Measurements,” and represents 68.1% of total assets measured at fair value in accordance with SFAS 157. Management used a model to estimate the fair value of these securities that included certain level 2 inputs as well as assumptions, including a liquidity discount, based on management’s judgment, which are highly subjective and therefore considered level 3 inputs in the fair value hierarchy. Accordingly, we categorized $111.4 million of our ARS in the level 3 category; the lowest level of significant valuation input, or level 3, was used to determine the categorization. The estimate of the fair value of the ARS we hold could change significantly based on market conditions. For additional information on our investments, see Note F- Investments.

CRITICAL ACCOUNTING POLICIES

There were no material changes to our critical accounting policies as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC on February 29, 2008.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not currently use derivative financial instruments or enter into foreign currency hedge transactions. Foreign currency fluctuations through June 30, 2008 have not had a material impact on our financial position or results of operations. We continually monitor our exposure to foreign currency fluctuations and may use derivative financial instruments and hedging transactions in the future if, in our judgment, the circumstances warrant their use.

We have invested primarily in auction-rate securities (“ARS”). These ARS are debt instruments with long-term nominal maturities that previously could be sold via dutch auctions every 7, 14, 21, 28, or 35 days creating a short-term instrument. In February 2008, broker-dealers holding the Company’s ARS portfolio experienced failed auctions of certain ARS where the amount of securities submitted for sale exceeded the amount of related purchase orders. Our ARS continued to fail to settle at auctions through the second quarter of 2008. The Company continues to earn interest on these investments at the contractual rate, and the ARS that the Company holds have not been downgraded or placed on credit watch by credit rating agencies. During the six months ended June 30, 2008, we adjusted the carrying amount of our ARS to estimated fair market value. The adjustment was recorded in other comprehensive income. If uncertainties in the credit and capital markets continue and these markets deteriorate further or the Company experiences any rating downgrades on any investments in its portfolio, the Company may incur further temporary impairments or other-than-temporary impairments, which could negatively affect the Company’s financial condition, cash flow and reported earnings.

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

The following table illustrates potential fluctuation in annualized interest income based upon hypothetical values for blended interest rates for hypothetical ARS balances (we currently earn interest on $116.6 million par value of ARS):

Hypothetical Interest Rate	ARS balances (in thousands)
	$95,000	$105,000	$115,000

3.0%	2,850	3,150	3,450
3.5%	3,325	3,675	4,025
4.0%	3,800	4,200	4,600
4.5%	4,275	4,725	5,175
5.0%	4,750	5,250	5,750
5.5%	5,225	5,775	6,325

We estimate that a one-percentage point decrease in interest rates for our investment securities portfolio as of June 30, 2008 would have resulted in a decrease in interest income of $0.3 million for a three month period or $1.2 million for a 12 month period. This sensitivity analysis contains certain simplifying assumptions, including a constant level and rate of debt securities and an immediate across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period, and it does not consider the impact of changes in the portfolio as a result of our business needs or as a response to changes in the market. Therefore, although it gives an indication of our exposure to changes in interest rates, it is not intended to predict future results, and our actual results will likely vary.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act as of June 30, 2008. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives of ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. There is no assurance that our disclosure controls and procedures will operate effectively under all circumstances. Based upon the evaluation described above our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2008, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter-ended June  30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The information set forth under Note M - Contingencies to the unaudited condensed consolidated financial statements of this quarterly report on Form 10-Q is incorporated herein by reference.

ITEM 1A.	RISK FACTORS

Many risks affect our business. These risks include, but are not limited to, those described below, each of which may be relevant to decisions regarding an investment in or ownership of our stock. We have attempted to organize the description of these risks into logical groupings to enhance readability, but many of the risks interrelate or could be grouped or ordered in other ways, so no special significance should be attributed to these groupings or order. Any of these risks could have a significant adverse effect on our reputation, business, financial condition or results of operations.

The risk factors below reflect the following updates to the risk factors set forth in our annual report on Form 10-K for the year ended December 31, 2007: (i) the increasing importance of US federal, state, and foreign government standards and industry trends applicable to our software, including interoperability requirements, in our risk factor titled “Changes in standards applicable to our software could require us to incur substantial additional development costs;” (ii) the anticipated settlement of the derivative litigation, in our risk factor titled “Our past stock option practices and related accounting issues have caused costly derivative litigation and may result in additional litigation, regulatory proceedings and governmental enforcement actions;” (iii) ongoing auction failures and temporary loss related to our auction rate securities, in our risk factor titled “Funds associated with certain of our investments in auction rate securities may not be liquid or accessible for in excess of 12 months, and our auction rate securities may experience further temporary or other-than-temporary decline in value, which would adversely affect our financial condition, cash flow and reported earnings;” and (iv) the termination of our stockholder rights agreement, or “poison pill,” as part of our ongoing review and improvement of Eclipsys’ corporate governance, and not in connection with any pending or anticipated transaction, in our risk factor titled “Provisions of our charter documents and Delaware law may inhibit potential acquisition bids that a stockholder may believe is desirable, and the market price of our common stock may be lower as a result.” In addition, we have added a risk factor titled “Our commercial credit facility subjects us to operating restrictions and risks of default,” due to our entry into a commercial borrowing arrangement in May 2008.

RISKS RELATING TO DEVELOPMENT AND OPERATION OF OUR SOFTWARE

Our software may not operate properly, which could damage our reputation and impair our sales.

Software development is time consuming, expensive and complex. Unforeseen difficulties can arise. We may encounter technical obstacles, and it is possible that we could discover additional problems that prevent our software from operating properly. If our software contains errors or does not function consistent with software specifications or client expectations, clients could assert liability claims against us and/or attempt to cancel their contracts with us. These risks are generally more significant for newer software, until it has been used for enough time in enough client locations for us to have addressed issues that are discovered through use in disparate circumstances and environments. Due to our development efforts, we generally have significant software that could be considered relatively new and therefore more vulnerable to these risks, including at present our medication management and ambulatory software, among others. It is also possible that future releases of our software, which would typically include additional features, may be delayed or may require additional work to address issues that may be discovered as the software comes into use in our client base. If we fail to deliver software with the features and functionality promised to our clients, we could be subject to significant contractual damages, face serious harm to our reputation and our results of operations could be negatively impacted.

Our software development efforts may be inefficient or ineffective, which could adversely affect our results of operations.

We strive to develop new software, and improve our existing software to add new or enhanced features and functionality. We schedule and prioritize these development efforts according to a variety of factors, including our perceptions of market trends, client requirements, and resource availability. Our software is complex and requires a significant investment of time and resources to develop, test, and introduce into use. Sometimes this takes longer than we expect. Sometimes we encounter unanticipated difficulties that require us to re-direct or scale-back our efforts. Sometimes we change our plans in response to changes in client requirements, market demands, resource availability, regulatory requirements, or other factors. All of this can result in acceleration of some initiatives and delay of others. These factors place significant demands upon our software development organization and require complex planning and decision making. If we make the wrong choices or do not manage our development efforts well, we may fail to produce software that responds appropriately to our clients’ needs, or we may fail to meet client expectations regarding new or enhanced features and functionality.

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

Each client’s circumstances may include unforeseen issues that make it more difficult or costly than anticipated to implement our software. We may fail to project, price or manage our implementation services correctly. If we do not have sufficient qualified personnel to fulfill our implementation commitments in a timely fashion, related revenue may be delayed, and if we must supplement our capabilities with third-party consultants, which are generally more expensive, our costs will increase.

Our earnings can vary significantly depending on periodic software revenues.

Periodic software revenues includes traditional license fees associated with new contracts signed in the financial reporting period, add-on licenses to existing clients and new client transactions, as well as revenues from contract backlog that had not previously been recognized pending contract performance that occurred or was completed during the period, and certain other activities during the period associated with existing client relationships. These periodic revenues generally have high margins given that there are relatively little in-period costs associated with such revenues, and we therefore rely upon these revenues as an important element of our earnings in any period. These periodic revenues can fluctuate as a result of significant variations in the type and magnitude of sales and other contract and client activity in any period, and these variations make it difficult to predict the nature and amount of these periodic revenues. If periodic software revenues in any period decline from prior periods or fall short of our expectations, our earnings in that period will be adversely affected.

RISKS RELATED TO OUR INFORMATION TECHNOLOGY (“IT”) OR TECHNOLOGY SERVICES

Various risks could interrupt clients’ access to their data residing in our service center, exposing us to significant costs.

We provide remote hosting services that involve running our software and third-party vendor’s software for clients in our Technology Solutions Center. The ability to access the systems and the data that the Technology Solution Center hosts and supports on demand is critical to our clients. Our operations and facilities are vulnerable to interruption and/or damage from a number of sources, many of which are beyond our control, including, without limitation: (i) power loss and telecommunications failures; (ii) fire, flood, hurricane and other natural disasters; (iii) software and hardware errors, failures or crashes; and (iv) computer viruses, hacking and similar disruptive problems. We attempt to mitigate these risks through various means including redundant infrastructure, disaster recovery plans, separate test systems and change control and system security measures, but our precautions may not protect against all problems. If clients’ access is interrupted because of problems in the operation of our facilities, we could be exposed to significant claims by clients or their patients, particularly if the access interruption is associated with problems in the timely delivery of medical care. We must maintain disaster recovery and business continuity plans that rely upon third-party providers of related services, and if those vendors fail us at a time that our center is not operating correctly, we could incur a loss of revenue and liability for failure to fulfill our contractual service commitments. Any significant instances of system downtime could negatively affect our reputation and ability to sell our remote hosting services.

Any breach of confidentiality of client or patient data in our possession could expose us to significant expense and harm our reputation.

We must maintain facility and systems security measures to preserve the confidentiality of data belonging to our clients and their patients that resides on computer equipment in our Technology Solution Center or that is otherwise in our possession. Notwithstanding the efforts we undertake to protect data, our measures can be vulnerable to infiltration as well as unintentional lapse, and if confidential information is compromised, we could face claims for contract breach, penalties for violation of applicable laws or regulations, significant costs for remediation and re-engineering to prevent future occurrences, and serious harm to our reputation.

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

We and our clients need consent from some third-party software providers as a condition to running the providers’ software in our service center, or to allow our employees who work in client locations under facilities management arrangements to have access to their software. Vendors’ refusal to give such consents, or insistence upon unreasonable conditions to such consents, could reduce our revenue opportunities and make our IT or technology services less viable for some clients.

RISKS RELATED TO THE HEALTHCARE IT INDUSTRY AND MARKET

We operate in an intensely competitive market that includes companies that have greater financial, technical and marketing resources than we do.

We face intense competition in the marketplace. We are confronted by rapidly changing technology, evolving user needs and the frequent introduction by our competitors of new software. Our principal competitors in our software business include Cerner Corporation, Epic Systems Corporation, Medical Information Technology, Inc., GE Healthcare, McKesson Corporation, and Siemens AG. Other software competitors include providers of practice management, general decision support and database systems, as well as segment-specific applications and healthcare technology consultants. Our services business competes with large consulting firms, as well as independent providers of technology implementation and other services. Our outsourcing business competes with large national providers of technology solutions such as IBM Corporation, Computer Sciences Corp., Perot Systems Corporation, as well as smaller firms. Several of our existing and potential competitors are better established, benefit from greater name recognition and have significantly more financial, technical and marketing resources than we do. Some competitors, particularly those with a more diversified revenue base or that are privately held, may have greater flexibility than we do to compete aggressively on the basis of price. Vigorous and evolving competition could lead to a loss of our market share or pressure on our prices and could make it more difficult to grow our business profitably.

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

Integration and interoperability of the software and systems provided by various vendors are important issues in the healthcare industry. Market forces, regulatory authorities and industry organizations are causing the emergence of standards for software features and performance that are applicable to us. Healthcare delivery and ultimately the functionality demands of the electronic health record is now expanding to support community health, public health, public policy and population health initiatives. In addition, interoperability and health information exchange features that support emerging and enabling technologies are becoming increasingly important to our clients and require large scale product enhancements and redesign.

For example, the Certification Commission for Healthcare Information Technology, or CCHIT, is developing comprehensive sets of criteria for the functionality, interoperability, and security of healthcare software in the U.S. Achieving CCHIT certification is evolving as a de facto competitive requirement, resulting in increased research and development and administrative expense to conform to these requirements. Similar dynamics are evolving in international markets. CCHIT requirements may diverge from our software’s characteristics and our development direction. We may choose not to apply for CCHIT certification of certain modules of our software or to delay applying for certification. The CCHIT application process requires conformity with 100% of all criteria applicable to each module in order to achieve certification and there is no assurance that we will receive or retain certification for any particular module notwithstanding application. Certification for a software module lasts for two years and must then be re-secured, and certification requirements evolve, so even certifications we receive may be lost. If our software is not consistent with emerging standards our market position and sales could be impaired and we will have to upgrade our software to remain competitive in the market.

US government initiatives and related industry trends are resulting in comprehensive and evolving standards related to interoperability, privacy, and other features that are becoming mandatory for systems purchased by governmental healthcare providers and other providers receiving governmental payments. Various state and foreign governments are also developing similar standards which may be different and even more demanding than CCHIT and U.S. government standards.

Our software does not conform to all of these standards, and conforming to these standards is expected to consume a substantial and increasing portion of our development resources. We expect compliance with these kinds of standards to become increasingly important to clients and therefore to our ability to sell our software. If we make the wrong decisions about compliance with these standards, or are late in conforming our software to these standards, or if despite our efforts our software fails standards compliance testing, our reputation, business, financial condition and results of operations could be adversely affected.

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

The risks and challenges associated with operations outside the United States may include: the need to modify our software to satisfy local requirements, including associated expenses and time delays; laws and business practices favoring local competitors; compliance with multiple, conflicting and changing governmental laws and regulations, including healthcare, employment, tax, privacy, healthcare information technology, and data and intellectual property protection laws and regulations; laws regulating exports of technology products from the United States and foreign government restrictions on acquisitions of U.S.-origin products; fluctuations in foreign currency exchange rates; difficulties in setting up foreign operations, including recruiting staff and management; and longer accounts receivable payment cycles and other collection difficulties. One or more of these requirements and risks may preclude us from operating in some markets and may cause our operating results and reputation to suffer.

Foreign sales subject us to numerous stringent U.S. and foreign laws, including the Foreign Corrupt Practices Act, or FCPA, and comparable foreign laws and regulations which prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. and other business entities for the purpose of obtaining or retaining business. As we expand our international operations, there is some risk of unauthorized payments or offers of payments by one of our employees, consultants, sales agents or distributors, which could constitute a violation by Eclipsys of various laws including the FCPA, even though such parties are not always subject to our control. Safeguards we implement to discourage these practices may prove to be less than effective and violations of the FCPA and other laws may result in severe criminal or civil sanctions, or other liabilities or proceedings against us, including class action law suits and enforcement actions from the SEC, Department of Justice and overseas regulators, which could adversely affect our reputation, business, financial condition or results of operations.

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

In July and August of 2007, four purported stockholder derivative complaints were filed in the United States District Court for the Southern District of Florida against certain current and former directors and officers of Eclipsys and Eclipsys as a nominal defendant, alleging that during the period from at least 1999 until 2006 certain of Eclipsys’ option grants were backdated and that as a result of this alleged backdating our financial statements were misstated, and stock sales by the named defendants constituted improper insider selling. These complaints were consolidated in November 2007. These complaints sought monetary damages, disgorgement, repricing of certain stock options, governance reforms, and other relief. On May 27, 2008, the parties to the derivative litigation entered into a stipulation of settlement setting forth the terms of an agreement to settle and resolve all claims. The settlement was preliminarily approved by the court on June 11, 2008 and is subject to final approval by the court following notice to stockholders. If the settlement is not approved, we will continue to incur significant legal costs associated with the litigation. Dealing with this litigation has required us to incur substantial legal expenses, which affected our financial results for 2007 and the first half of 2008. Derivative litigation also can result in management distraction and adverse publicity and resulting reputational harm, which could impair our sales and marketing efforts.

The option review and conclusions and related litigation may result in additional claims by stockholders or employees, regulatory proceedings, government enforcement actions and related investigations and litigation. Any of these could result in significant expenses, management distraction and potential damages, penalties, other remedies, or adverse findings, which could harm our business, financial condition, results of operations and cash flows.

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

We have experienced significant variations in revenues and operating results from quarter to quarter. Our operating results may continue to fluctuate due to a number of factors, including:

•	the performance of our software and our ability to promptly and efficiently address software performance shortcomings or warranty issues;

•	the cost, timeliness and outcomes of our software development and implementation efforts, including expansion of our presence in India;

•	the timing, size and complexity of our software sales and implementations;

•	healthcare industry conditions and the overall demand for healthcare information technology;

•	the financial condition of our clients and potential clients;

•	market acceptance of new services, software and software enhancements introduced by us or our competitors;

•	client decisions regarding renewal or termination of their contracts;

•	software and price competition;

•	personnel changes and other organizational changes and related expenses;

•	significant judgments and estimates made by management in the application of generally accepted accounting principles;

•	healthcare reform measures and healthcare regulation in general; and

•	fluctuations in general economic and financial market conditions, including interest rates.

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

We recognize a significant portion of our revenues from clients monthly over the terms of their agreements, which are typically 5-7 years and can be up to 10 years. As a result, much of the revenue that we report each quarter is attributable to agreements executed during prior quarters. Consequently, a decline in sales, client renewals, or market acceptance of our software in one quarter will not necessarily be reflected in lower revenues in that quarter, and may negatively affect our revenues and profitability in future quarters. In addition, we may be unable to adjust our cost structure to compensate for these reduced revenues. This monthly revenue recognition also makes it more difficult for us to rapidly increase our revenues through additional sales in any period, as a significant portion of revenues from new clients or new sales may be recognized over the applicable agreement term.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires that we maintain internal control over financial reporting that meets applicable standards. If we are unable, or are perceived as unable, to produce reliable financial reports due to internal control deficiencies, investors could lose confidence in our reported financial information and operating results, which could result in a negative market reaction.

Funds associated with certain of our investments in auction rate securities may not be liquid or accessible for in excess of 12 months, and our auction rate securities may experience further temporary or other-than-temporary decline in value, which would adversely affect our financial condition, cash flow and reported earnings.

A substantial portion of our short-term investment portfolio is invested in auction rate securities, or ARS. Beginning in February 2008, negative conditions in the credit and capital markets resulted in failed auctions of our ARS because the amount of securities submitted for sale exceeded the amount of related purchase orders. Our ARS continued to fail to settle at auctions through the date of this report. As of June 30, 2008 we recorded a temporary loss on these securities of $5.2 million in accumulated other comprehensive income, reflecting a decline in the estimated fair value of these securities. See Note F – Investments for further information. If uncertainties in the credit and capital markets continue, these markets deteriorate further or we experience any rating downgrades on any investments in our portfolio (including on ARS), funds associated with these securities may not be liquid or available to fund current operations for in excess of 12 months, causing us to classify our ARS as noncurrent assets and/or incur further temporary or other-than-temporary impairments in the carrying value of our investments, which could negatively affect our financial condition, cash flow and reported earnings.

Inability to obtain other financing could limit our ability to conduct necessary development activities and make strategic investments.

While we believe at this time that our available cash and cash equivalents and the cash we anticipate generating from operations, will be adequate to meet our foreseeable needs, we could incur significant expenses or shortfalls in anticipated cash generated as a result of unanticipated events in our business or competitive, regulatory, or other changes in our market. As a result, we may in the future need to obtain other financing. If other financing is not available on acceptable terms, or at all, we may not be able to respond adequately to these changes or maintain our business, which could adversely affect our operating results and the market price of our common stock.

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

We provide software and content that provides practice guidelines and potential treatment methodologies, and other information and tools for use in clinical decision-making, provides access to patient medical histories and assists in creating patient treatment plans. If our software fails to provide accurate and timely information, or if our content or any other element of our software is associated with faulty clinical decisions or treatment, we could have liability to clients, clinicians or their patients. The assertion of such claims, whether or not valid, and ensuing litigation, regardless of its outcome, could result in substantial cost to us, divert management’s attention from operations and decrease market acceptance of our software. We attempt to limit by contract our liability for damages and to require that our clients assume responsibility for medical care and approve all system rules and protocols. Despite these precautions, the allocations of responsibility and limitations of liability set forth in our contracts may not be enforceable, may not be binding upon our client’s patients, or may not otherwise protect us from liability for damages. We maintain general liability and errors and omissions insurance coverage, but this coverage may not continue to be available on acceptable terms or may not be available in sufficient amounts to cover one or more large claims against us. In addition, the insurer might disclaim coverage as to any future claim. One or more large claims could exceed our available insurance coverage.

Complex software such as ours may contain errors or failures that are not detected until after the software is introduced or updates and new versions are released. It is challenging for us to envision and test our software for all potential problems because it is difficult to simulate the wide variety of computing environments, medical circumstances or treatment methodologies that our clients may deploy or rely upon. Despite extensive testing by us and clients, from time to time we have discovered defects or errors in our software, and additional defects or errors can be expected to appear in the future. Defects and errors that are not timely detected and remedied could expose us to risk of liability to clients, clinicians and their patients and cause delays in software introductions and shipments, result in increased costs and diversion of development resources, require design modifications or decrease market acceptance or client satisfaction with our software.

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

An important element of our business strategy has been expansion through acquisitions and while there is no assurance that we will complete any future acquisitions, any acquisitions would involve a number of risks, including the following:

•

The anticipated benefits from the acquisition may not be achieved. The integration of acquired businesses requires substantial attention from management and may require significant investment to harmonize product and service offerings, expand management capabilities and market presence, and improve or increase development efforts and software features and functions. The diversion of management’s attention and any difficulties encountered in the transition process could hurt our business.

•	In future acquisitions, we could issue additional shares of our common stock, incur additional indebtedness or pay consideration in excess of book value, which could dilute future earnings.

•	Acquisitions also expose us to the risk of assumed and unknown liabilities.

•	New business acquisitions generate significant intangible assets that result in substantial related amortization charges to us and possible impairments.

RISKS RELATED TO INDUSTRY REGULATION

Potential regulation by the U.S. Food and Drug Administration of our software and content as medical devices could impose increased costs, delay the introduction of new software and hurt our business.

The U.S. Food and Drug Administration, or FDA, may become increasingly active in regulating computer software or content intended for use in the healthcare setting. The FDA has increasingly focused on the regulation of computer software and computer-assisted products as medical devices under the Food, Drug, and Cosmetic Act, or the FDC Act. If the FDA chooses to regulate any of our software, or third party software that we resell, as medical devices, it could impose extensive requirements upon us, including requiring us to:

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

•

comply with the FDC Act regarding general controls, including establishment registration, device listing, compliance with good manufacturing practices, reporting of specified device malfunctions and adverse device events.

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

RISKS RELATED TO OUR EQUITY STRUCTURE

Provisions of our charter documents and Delaware law may inhibit potential acquisition bids that stockholders may believe are desirable, and the market price of our common stock may be lower as a result.

Our board of directors has the authority to issue up to 4,900,000 shares of preferred stock. The board of directors can fix the price, rights, preferences, privileges and restrictions of the preferred stock without any further vote or action by our stockholders. The issuance of shares of preferred stock may discourage, delay or prevent a merger or acquisition of our company. The issuance of preferred stock may result in the loss of voting control to other stockholders. We have no current plans to issue any shares of preferred stock and we terminated, effective as of May 8, 2008, our stockholder rights agreement, or “poison pill,” which used preferred stock purchase rights to deter certain takeover efforts. However, we could implement a new poison pill in the future, or make other uses of preferred stock to inhibit a potential acquisition of the company.

Our charter documents contain additional anti-takeover devices, including:

•	only one of the three classes of directors is elected each year;

•	the ability of our stockholders to remove directors without cause is limited;

•	the right of stockholders to act by written consent has been eliminated;

•	the right of stockholders to call a special meeting of stockholders has been eliminated; and

•	advance notice must be given to nominate directors or submit proposals for consideration at stockholders meetings.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	Eclipsys’ Annual Meeting of Stockholders was held on June 11, 2007 in Atlanta, Georgia.

(b)	The following describes the voting on each matter considered at the 2008 Annual Meeting of Stockholders:

Matter		Votes For	Votes Against or Withheld	Abstained	Broker Non-votes
1.	Election of Class I Directors:
	R. Andrew Eckert	42,248,196	5,095,141	n/a	n/a
	Eugene V. Fife	41,083,107	6,260,230	n/a	n/a
2.	Approve Eclipsys’ 2008 Omnibus Incentive Plan
3.	Ratification of the selection of PricewaterhouseCoopers LLP as Eclipsys’ independent registered certified public accounting firm for the fiscal year ending December 31, 2008	46,834,687	493,130	15,520	—

The terms of Class II directors John T. Casey, Steven A. Denning, Jay B. Pieper, and Class III directors Dan L. Crippen, Edward A. Kangas and Craig Macnab continued after the meeting.

ITEM 6.	EXHIBITS

See Index to exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 7, 2008

/s/ Robert J. Colletti
Robert J. Colletti
Senior Vice President and Chief Financial Officer

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date

3.1	Third Amended and Restated Certificate of Incorporation of the Registrant	10-Q	3.1	September 21, 1998

3.2	Amended and Restated Bylaws of the Registrant	8-K	3.2	November 19, 2007

4.1	Specimen certificate for shares of Common Stock	S-1	4.1	April 23, 1998

10.1 *	2008 Omnibus Incentive Plan			Filed herewith

10.2	Credit Agreement, dated as of May 9, 2008, by and among the Registrant and Wachovia Bank, National Association			Filed herewith

31.1	Certification of R. Andrew Eckert			Filed herewith

31.2	Certification of Robert J. Colletti			Filed herewith

32.1	Certification Pursuant to 18 U.S.C. Section 1350			Filed herewith

32.2	Certification Pursuant to 18 U.S.C. Section 1350			Filed herewith

*	Indicates a management contract or compensatory arrangement