Form 10-Q
period 2008-09-30
ECLIPSYS CORP
filed 2008-11-10
CIK 1034088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2008

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Shares outstanding as of November 6, 2008
Common Stock, $.01 par value	54,654,799

ECLIPSYS CORPORATION AND SUBSIDIARIES

FORM 10-Q

For the period ended September 30, 2008

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ECLIPSYS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except per share amounts)

	September 30, 2008	December 31, 2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$89,376	$22,510
Marketable securities	149	168,925
Accounts receivable, net of allowance for doubtful accounts of $5,061 and $4,240, respectively	118,888	99,260
Prepaid expenses	23,724	27,289
Deferred tax asset	25,629	7,524
Other current assets	7,051	1,759

Total current assets	264,817	327,267

Long-term investments	111,083	—
Property and equipment, net	52,666	45,657
Capitalized software development costs, net	36,802	38,206
Acquired technology, net	11,620	594
Intangible assets, net	5,874	1,376
Deferred tax asset	116,783	31,187
Goodwill	39,055	7,772
Other assets	12,546	13,374

Total assets	$651,246	$465,433

Liabilities and Stockholders’ Equity
Current liabilities:
Deferred revenue	$104,025	$105,115
Accounts payable	20,398	11,679
Accrued compensation costs	19,869	24,473
Deferred tax liability	2,196	1,777
Other current liabilities	18,975	19,381

Total current liabilities	165,463	162,425

Deferred revenue	5,959	9,860
Deferred tax liability	40,115	31,235
Long-term debt	51,000	—
Other long-term liabilities	20,210	3,899

Total liabilities	282,747	207,419

Stockholders’ Equity:
Common stock, $0.01 par value, 200,000,000 shares authorized; 54,559,163 and 53,806,742 issued and outstanding, respectively	546	538
Additional paid-in capital	537,934	519,112
Accumulated deficit	(168,025)	(264,218)
Accumulated other comprehensive income	(1,956)	2,582

Total stockholders’ equity	368,499	258,014

Total liabilities and stockholders’ equity	$651,246	$465,433

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ECLIPSYS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues:
Systems and services	$127,575	$117,530	$373,021	$340,979
Hardware	4,849	3,550	15,925	12,150

Total revenues	132,424	121,080	388,946	353,129

Costs and expenses:
Cost of systems and services (exclusive of depreciation and amortization shown below)	73,166	65,454	210,042	197,502
Cost of hardware	5,457	2,685	13,408	9,336
Sales and marketing	19,498	17,896	63,150	54,215
Research and development	14,195	14,079	47,102	42,136
General and administrative	8,202	8,743	26,877	23,951
In-process research and development charge	—	—	850	—
Depreciation and amortization	5,145	4,710	15,651	13,445

Total costs and expenses	125,663	113,567	377,080	340,585

Income from operations	6,761	7,513	11,866	12,544
Gain on sale of assets	685	—	4,200	—
Interest income, net	634	1,814	3,581	4,916

Income before taxes	8,080	9,327	19,647	17,460
Provision for income taxes	(79,316)	463	(76,549)	501

Net income	$87,396	$8,864	$96,196	$16,959

Income per common share:
Basic income per common share	$1.62	$0.17	$1.79	$0.32

Diluted income per common share	$1.59	$0.16	$1.76	$0.31

Weighted average shares outstanding:
Basic	53,860	53,100	53,684	52,594

Diluted	54,814	54,380	54,677	53,843

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ECLIPSYS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2008	2007
Operating activities:
Net income	$96,196	$16,959
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,818	27,390
Provision for bad debt	2,655	1,378
In-process research and development	850	—
Stock compensation expense	13,093	8,261
Gain (loss) on sale of marketable securities	(30)	16
Gain on sale of assets	(4,168)	—
Deferred provision for income taxes	(78,184)	329
Changes in operating assets and liabilities:
Accounts receivable	(21,611)	(5,008)
Prepaid expenses and other current assets	755	(6,197)
Inventory	—	849
Other assets	(289)	337
Deferred revenue	(3,378)	(6,287)
Accrued compensation	(5,029)	9,663
Accounts payable and other current liabilities	5,936	(9,658)
Other long-term liabilities	3,971	1,076
Other reconciling items	963	—

Total adjustments	(54,648)	22,149

Net cash provided by operating activities	41,548	39,108

Investing activities:
Purchases of property and equipment	(20,432)	(13,065)
Purchase of marketable securities	(102,000)	(107,950)
Proceeds from sales of marketable securities	153,641	72,519
Capitalized software development costs	(12,417)	(15,278)
Proceeds from sale of assets	698	—
Restricted cash	1,963	(1,969)
Earnout on disposition	3,578	—
Cash paid for acquisitions, net of cash acquired	(54,593)	(1,153)

Net cash used in investing activities	(29,562)	(66,896)

Financing activities:
Proceeds from stock options exercised	5,283	10,333
Proceeds from employee stock purchase plan	615	—
Cash paid for debt issuance costs	(1,430)	—
Repayment of secured financings	(95,000)	—
Proceeds from secured financing	146,000	—

Net cash provided by financing activities	55,468	10,333

Effect of exchange rates on cash and cash equivalents	(588)	703

Net increase (decrease) in cash and cash equivalents	66,866	(16,752)
Cash and cash equivalents — beginning of period	22,510	41,264

Cash and cash equivalents — end of period	$89,376	$24,512

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

NOTE B – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Recently Issued Standards

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities – An Amendment of SFAS No. 133” (“SFAS 161”). SFAS 161 seeks to improve financial reporting for derivative instruments and hedging activities by requiring enhanced disclosures regarding the impact on financial position, financial performance, and cash flows. SFAS 161 requires: (1) the disclosure of the fair value of derivative instruments and gains and losses in a tabular format; (2) the disclosure of derivative features that are credit risk-related; and (3) cross-referencing within the footnotes. SFAS 161 is effective for the Company on January 1, 2009. We currently do not believe this standard will have a material impact on our condensed consolidated financial statements.

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

In February 2008, the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157” which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. Therefore, in accordance with the aforementioned FSP, we have only partially applied FAS 157. Beginning January 1, 2009 we will also apply FAS 157 to all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis as required by FAS 157. We currently do not believe this standard will have a material impact on our condensed consolidated financial statements. See Note K – Fair Value Measurement.

In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” which clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. Some of the key principles illustrated include:

•

determining fair value in a dislocated market depends on facts and circumstances, and may require the use of significant judgment about whether individual market transactions are forced liquidations or distressed sales and therefore poor indicators of fair value;

•	when relevant observable market data is not available, the use of assumptions about future cash flows and discount rates may be appropriate in determining fair value; and

•	the value of broker quotes in determining fair value depends on facts and circumstances, particularly when an active market does not exist.

FSP 157-3 is effective immediately, including with respect to prior periods for which financial statements have not been issued. As of January 2008, the Company has consistently used the methodology described in this FSP in calculating the fair value of its auction rate securities.

ECLIPSYS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE C – EARNINGS PER SHARE

For all periods presented, basic and diluted earnings per common share is presented in accordance with SFAS 128, “Earnings per Share,” which provides for the accounting principles used in the calculation of earnings per share. Basic earnings per common share is calculated by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Non-vested restricted stock carries dividend and voting rights and, in accordance with GAAP, is not included in the weighted-average number of common shares outstanding used to compute basic earnings per share. Diluted earnings per common share reflect the potential dilution from assumed conversion of all dilutive securities, such as stock options and unvested restricted stock, using the treasury stock method. When the effect of the outstanding equity securities is anti-dilutive, they are not included in the calculation of diluted earnings per common share. For the three months ended September 30, 2008 and 2007, 2,947,706 and 2,526,094 anti-dilutive shares were excluded from the calculation of diluted earnings per common share, respectively. For the nine months ended September 30, 2008 and 2007, 3,510,089 and 2,485,859 anti-dilutive shares were excluded from the calculation of diluted earnings per common share, respectively. The earnings amounts used for per-share calculations are the same for both the basic and diluted methods.

The computation of basic and diluted income per common share is as follows (in thousands, except per share data):

	Three Months Ended September 30,
	2008			2007
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic earnings per share	$87,396	53,860	$1.62	$8,864	53,100	$0.17
Effect of dilutive securities:
Incremental shares		954			1,245
Shares issuable pursuant to earn-out agreement					35

Diluted earnings per share	$87,396	54,814	$1.59	$8,864	54,380	$0.16

ECLIPSYS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Nine Months Ended September 30,
	2008			2007
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic earnings per share	$96,196	53,684	$1.79	$16,959	52,594	$0.32
Effect of dilutive securities:
Incremental shares		993			1,214
Shares issuable pursuant to earn-out agreement					35

Diluted earnings per share	$96,196	54,677	$1.76	$16,959	53,843	$0.31

NOTE D – ACCOUNTS RECEIVABLE

Accounts receivable, net of an allowance for doubtful accounts, is comprised of the following (in thousands):

	Septebmer 30, 2008	December 31, 2007
Accounts Receivable:
Billed accounts receivable, net	$91,810	$75,164
Unbilled accounts receivable, net	27,078	24,096

Total accounts receivable, net	$118,888	$99,260

NOTE E – INVESTMENTS

Investment balances consist of the following (in thousands):

	September 30, 2008	December 31, 2007
Security Type:

Auction rate securities	111,083	166,217
Other securities (1)	149	2,708

Total	$111,232	$168,925

(1) As of September 30, 2008 the maturity date of other securities is less than one year.

As of September 30, 2008, the Company held approximately $116.6 million par value of investments in auction-rate securities (“ARS”). Our ARS are comprised of “AAA” rated pools of student loans. These investments have long-term nominal maturities for which the interest rates are reset through a Dutch auction each month. The monthly auctions historically have provided a liquid market for these securities. However, in February 2008, the broker-dealers managing the Company’s ARS portfolio experienced failed auctions of certain of these securities where the amount of securities submitted for sale exceeded the amount of purchase orders. Our ARS continued to fail to settle at auctions through the third quarter of 2008. This indicates the estimated fair value of these ARS may no longer approximate their par value. As of September 30, 2008, the Company has recorded these investments at their estimated fair value of $111.1 million and recorded a temporary loss on these securities of $5.5 million in accumulated other comprehensive income, reflecting the decline in the fair value of these securities. The Company has concluded that no other-than-temporary impairment losses occurred in the nine months ended September 30, 2008 because the Company believes that the declines in fair value that have occurred during 2008 are due to recent market liquidity conditions.

ECLIPSYS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

We believe these investments continue to be of high credit quality, and we currently plan to hold the ARS until such time as successful auctions occur or the secondary market allows for a sufficient price to recover substantially all of our par value. There can be no assurance this will occur. Accordingly, we have classified these securities as long-term investments in our condensed consolidated balance sheet. The Company will continue to analyze its ARS each reporting period for impairment, and we may be required to record an impairment charge in the consolidated statement of operations if the decline in fair value is determined to be other-than-temporary. The fair value of these securities has been estimated by management based on the assumptions that market participants would use in pricing the asset in a current transaction in accordance with SFAS 157 “Fair Value Measurements.” The estimates of the fair value of the ARS we hold could change significantly based on market conditions.

The Company continues to earn interest on these investments at the contractual rate, and the ARS the Company holds have not been downgraded or placed on credit watch by credit rating agencies. In April 2008, a partial call transaction was closed related to one of our ARS, as a result of which we received proceeds of $4.6 million. In May 2008, a call transaction was closed related to another one of our ARS securities, as a result of which we received proceeds of $14.3 million. Each of these two transactions resulted in a recovery of the full par value of the securities. As of September 30, 2008, no calls were outstanding on our ARS. On October 7, 2008 UBS Financial Services (“UBS”) issued a public statement outlining a program in which UBS would enter into agreements with UBS clients, holding ARS purchased through UBS, to purchase the ARS held by such clients at par value at a prescribed future date. As of September 30, 2008, the Company holds $36.3 million par value of ARS that we purchased through UBS. We are currently evaluating our options under this program; the offer expires on November 14, 2008.

NOTE F – ACQUIRED TECHNOLOGY AND INTANGIBLE ASSETS, INCLUDING GOODWILL

On February 25, 2008, the Company acquired all of the outstanding capital stock of Enterprise Performance Systems, Inc. (“EPSi”), a private company. The aggregate purchase price was $56.1 million ($53.0 million net of cash acquired and transaction costs) and is subject to certain holdback arrangements and working capital adjustments.

The changes in the carrying amount of goodwill for the nine month period ended September 30, 2008 were as follows:

Beginning Balance December 31, 2007	$7,772
EPSi acquistion	31,263
Earnouts	378
Other	(358)

Ending Balance September 30, 2008	$39,055

ECLIPSYS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The gross and net amounts for acquired technology, ongoing customer relationships and goodwill consist of the following (in thousands):

	September 30, 2008			December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Estimated Life
Intangibles subject to amortization

Acquired technology	$15,227	$(3,607)	$11,620	$1,967	$(1,373)	$594	3-4 years
Ongoing customer relationships	5,909	(1,005)	4,904	2,404	(1,028)	1,376	5-6 years
Other	1,210	(240)	970	—	—	—	3 years

Total	$22,346	$(4,852)	$17,494	$4,371	$(2,401)	$1,970

Intangibles not subject to amortization:
Goodwill			$39,055			$7,772

The estimated aggregate amortization expense for each of the five fiscal years is as follows (in thousands):

	2008	2009	2010	2011	2012	Total
Total amortization expense	$4,400	$4,989	$4,747	$4,315	$1,282	$19,733

NOTE G – LONG-TERM FINANCING

On August 26, 2008, we entered into a credit agreement pursuant to which we received a senior secured revolving credit facility in the aggregate principal amount of $125.0 million. The credit facility includes a letter of credit subfacility of up to $10.0 million and a swingline loan subfacility of up to $5.0 million. We borrowed $51.0 million under the credit facility at closing. The interest rate applicable to the borrowed amount is based on 1-month LIBOR plus an applicable margin which is based on our leverage ratio, as defined in the credit agreement. As of September 30, 2008, the interest rate was calculated at 5.46%. We have also collateralized a letter of credit with $1.9 million of available principal and are incurring interest expense on the outstanding letter of credit amount based on the applicable rate of 1.75% plus a 0.25% facing fee. We also incur interest on the unused principal balance based on an applicable rate of 0.30%.

Of the $51.0 million borrowed at closing, $50.3 million was used to repay all borrowings plus interest under our prior $50.0 million credit facility dated as of May 9, 2008 and $0.7 million was used to pay transaction costs.

On October 1, 2008 we borrowed an additional $16.0 million against our senior secured revolving credit facility for our acquisition of MediNotes. See Note N – Subsequent Events.

NOTE H – STOCK COMPENSATION PLANS

2008 Omnibus Incentive Plan

At our Annual Meeting of Stockholders held June 11, 2008, our stockholders approved the 2008 Omnibus Incentive Plan, or the 2008 Plan. The maximum number of shares of common stock that may be issued under the 2008 Plan (subject to adjustment in the event of stock splits and other similar events) is 5,000,000 shares, less one share of common stock for every share that was subject to a stock option granted after December 31, 2007 under our 2005 Stock Incentive Plan (together with its predecessor incentive plans, collectively, the Prior Plans) and 1.6 shares of common stock for every share that was subject to an award other than options granted after December 31, 2007 under the Prior Plans. Any shares of common stock that are subject to options or stock appreciation rights (“SARs”) granted under the 2008 Plan shall be counted against this limit as one share of common stock for every share granted, and in the amount of 1.6 shares of common stock for every share that is subject to awards other than options or SARs. Under the 2008 Plan, no further awards will be granted under the Prior Plans. However, if any shares of common stock subject to an award under the 2008 Plan, or after December 31, 2007, any shares of

ECLIPSYS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

common stock subject to an award under the Prior Plans, are forfeited, expire or are settled for cash, the shares subject to the award may be used again for awards under the 2008 Plan, in the amount of one share of common stock for every share that was subject to options or SARs and in the amount of 1.6 shares of common stock for every share that was subject to awards other than options or SARs.

We expect to satisfy option exercises by issuing the Company’s common stock. As of September 30, 2008, there were approximately 4,358,212 shares available for future awards under the 2008 Plan.

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

During the nine months ended September 30, 2008, we issued 106,800 stock options and 200,270 shares of restricted stock as inducement grants under the Inducement Grant Plan to founders and employees of EPSi associated with their continued employment with the Company.

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

Stock Option Awards

Stock option awards granted by the Company entitle recipients to purchase shares of Eclipsys common stock within prescribed periods at a price equal to the fair market value on the date of grant. A summary of stock option transactions is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2007	5,254,121	$16.58
Options granted	830,800	$22.17
Options exercised	(435,557)	$13.52
Options canceled	(375,506)	$21.86

Outstanding at September 30, 2008	5,273,858	$17.37	5.79	$21,528

Vested and expected to vest at September 30, 2008	4,949,533	$17.13	5.70	$21,251

Exercisable at September 30, 2008	2,899,195	$14.69	4.69	$18,801

As of September 30, 2008, $24.2 million of total unrecognized compensation costs related to stock options is expected to be recognized over a weighted average period of 3.0 years.

ECLIPSYS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The weighted average fair value of outstanding stock options is estimated at the date of grant using a Black-Scholes option pricing model. The following are significant weighted average assumptions used for estimating the fair value of the options granted in the following periods:

	Nine Months Ended September 30,
	2008	2007
Expected term (in years)	4.58	6.50
Risk free interest rate	2.64%	4.38%
Expected volatility	49.59%	62.42%
Dividend yield	0%	0%

We use the simplified method for estimating our expected term equal to the midpoint between the vesting period and the contractual term as allowed by Staff Accounting Bulletin 107, “Share-Based Payment.”

Staff Accounting Bulletin 110, “Year-End Help for Expensing Employee Stock Options,” for options granted after December 31, 2007 requires the use of historical data to estimate an expected term unless the company significantly changes the terms of its share-option grants. The grants the Company issued after December 31, 2007 have a contractual term of 7 years, which differs from the contractual term of the historical grants (generally 10 years). Therefore, we do not have sufficient historical data to estimate the expected term for current option issuances. Accordingly, we continue to use the simplified method. Additionally, this reduction in contractual term has lowered our assumption of our expected term.

We currently estimate volatility by using the historical volatility of our common stock.

The risk-free interest rate is the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term input to the Black-Scholes model.

We estimate forfeitures using a historical forfeiture rate. Our estimate of forfeitures will be adjusted over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from our estimate. During the third quarter of 2008, the Company elected to change the application of the forfeiture rate used in the calculation of stock-based compensation expense which resulted in an incremental expense of $1.5 million. In previous quarters, the Company applied a weighted average forfeiture rate which allocated or weighted the impact of vested shares over the vesting period of the entire grant. Beginning with the third quarter of 2008, the Company will apply the forfeiture rate calculated for each respective vesting tranche which applies the impact of the vested shares to the respective vested tranche.

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

	Non-vested Number of Shares	Weighted Average Grant- Date Fair Value
Nonvested balance at December 31, 2007	382,230	$18.28
Awarded	400,840	22.82
Vested	(102,100)	18.67
Forfeited	(72,468)	20.94

Nonvested balance at September 30, 2008	608,502	$20.89

As of September 30, 2008, $9.6 million of total unrecognized compensation costs related to non-vested stock awards is expected to be recognized over a weighted average period of 2.3 years.

ECLIPSYS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Stock-Based Compensation Expense

Our stock-based compensation expense, as included in each respective expense category, was as follows (in thousands):

	Three Months Ended September 30,
	2008	2007
Cost of systems & services	$2,434	$1,158
Sales and marketing	1,897	698
Research and development	401	500
General and administrative	895	358

Total stock-based compensation expense	$5,627	$2,714

	Nine Months Ended September 30,
	2008	2007
Cost of systems & services	$5,818	$3,333
Sales and marketing	4,481	2,378
Research and development	992	1,602
General and administrative	1,802	948

Total stock-based compensation expense	$13,093	$8,261

NOTE I – TOTAL COMPREHENSIVE INCOME

The components of total comprehensive income were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net income	$87,396	$8,864	$96,196	$16,959
Net change in foreign currency translation adjustment	(613)	1,003	(1,232)	2,080
Net change in unrealized gain on investments	1,922	26	(3,306)	11

Total comprehensive income	$88,705	$9,893	$91,658	$19,050

NOTE J – RESTRUCTURING

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

ECLIPSYS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A summary of the restructuring activity related to the relocation of our corporate headquarters is as follows (in thousands):

One-time Employee- Related Benefits
Balance at December 31, 2007	$977
Payments	$(1,044)
Other	$161

Balance at September 30, 2008	$94

In January 2006, we effected a restructuring of our operations which included a reduction in headcount of approximately 100 individuals and the reorganization of our Company. In December 2006, we realigned certain management resources and consolidated some facilities to eliminate excess office space. A summary of the restructuring activity related to our 2006 initiatives for the nine month period ended September 30, 2008 is as follows (in thousands):

	One-time Employee- Related Benefits	Facility Closures	Total
Balance at December 31, 2007	$278	$899	$1,177
Payments	(261)	(475)	(736)

Balance at September 30, 2008	$17	$424	$441

The remaining liability as of September 30, 2008 is expected to be paid out through 2009.

NOTE K – FAIR VALUE MEASUREMENT

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

ECLIPSYS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes our financial assets measured at fair value on a recurring basis in accordance with SFAS 157 as of September 30, 2008 (in thousands):

	Balance as of September 30, 2008	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$79,180	$79,180
Marketable securities:
Treasuries	149	149
Long-term investments:
Auction rate securities (1)	111,083			111,083

	$190,412	$79,329	$—	$111,083

(1)

Our auction rate securities, categorized as level 3, were $111.4 million as of June 30, 2008. In the three months ended September 30, 2008, we recorded additional temporary impairment on the investment of $0.3 million. This temporary impairment has been recorded on the balance sheet as a component of other comprehensive income.

The fair value of our ARS has been estimated by management based on its assumptions of what market participants would use in pricing the asset in a current transaction, or level 3 - unobservable inputs in accordance with SFAS 157, and represents $111.1 million or 58.3% of total assets measured at fair value in accordance with SFAS 157. Management used a model to estimate the fair value of these securities that included certain level 2 inputs as well as assumptions, including a liquidity discount, based on management’s judgment, which are highly subjective and therefore considered level 3 inputs in the fair value hierarchy. Accordingly, we categorized $111.1 million of our ARS in the level 3 category; the lowest level of significant valuation input. The estimate of the fair value of the ARS we hold could change significantly based on future market conditions. For additional information on our investments, see Note E- Investments.

NOTE L – INCOME TAXES

The Company accounts for income taxes under SFAS 109, Accounting for Income Taxes (“SFAS 109”). Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

The Company regularly reviews its deferred tax assets for recoverability taking into consideration such factors as historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. SFAS 109 requires the Company to record a valuation allowance when it is “more likely than not that some portion or all of the deferred tax assets will not be realized.” It further states that “forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years.” Since inception, the Company has maintained a 100% valuation allowance equal to the deferred U.S. tax assets after considering the U.S. deferred tax assets that can be realized through offsets to existing taxable temporary differences.

Based upon the Company’s results of operations in recent years, and its expected profitability in this and future years, the Company has concluded, effective September 30, 2008, that it is more likely than not that substantially all of its net U.S. deferred tax assets will be realized. As a result, in accordance with SFAS 109, substantially all of the valuation allowance applied to such net deferred tax assets has been reversed in the third quarter of 2008. Reversal of the valuation allowance resulted in a non-cash income tax benefit in the third quarter of 2008 totaling $85.2 million. This benefit represents the Company’s estimated realizable U.S. deferred tax assets.

In the third quarter of 2008, the Company completed its analysis of research and development expenditures for eligibility to qualify for a research and development (“R&D”) tax credit. Accordingly, the Company recorded a deferred tax asset for this tax benefit, net of a reduction of a portion of its deferred tax asset for net operating loss carryforwards, for $8.7 million.

ECLIPSYS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As a result of our quarterly review of uncertain tax positions under the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), we recorded an increase in the liability for unrecognized tax benefits of $12.9 million. Of the $12.9 million increase, $7.4 million was recorded to income tax expense, while the remainder of the amount relates to deferred tax assets upon which valuation allowance was previously recorded. As of September 30, 2008, our FIN 48 income tax liability was $15.7 million.

For the quarter ended September 30, 2008, the Company recorded an income tax benefit of $79.3 million as compared to income tax expense of $0.5 million for the third quarter of 2007. The change in income taxes was primarily related to the benefit of the release of valuation allowance. Beginning with the first quarter of 2009, the Company expects to begin providing for an income tax provision at a rate on income before taxes equal to the combined federal and state effective tax rates, currently estimated to be 40 percent.

NOTE M – CONTINGENCIES

In July and August of 2007, four purported stockholder derivative complaints were filed in the United States District Court for the Southern District of Florida against certain current and former directors and officers of Eclipsys and Eclipsys as a nominal defendant, alleging that during the period from at least 1999 until 2006 certain of Eclipsys’ option grants were backdated and that as a result of this alleged backdating the Company’s financial statements were misstated, and stock sales by the named defendants constituted improper insider selling. These complaints were consolidated in November 2007. On May 27, 2008, the parties to the derivative litigation entered into a stipulation of settlement setting forth the terms of an agreement to settle and resolve all claims. The settlement would involve both payments to and recoveries by Eclipsys, with a net settlement cost to the Company of approximately $0.3 million. The settlement was preliminarily approved by the court on June 11, 2008.

On September 12, 2008, the court gave its final approval to the previously disclosed settlement of the stockholder derivative litigation that followed the Company’s announcement in May 2007 of the results of its voluntary review of its historical stock option practices. This effectively ends the derivative litigation.

As previously disclosed, The McKenna System (“TMS”) has filed a complaint against the Company stemming from an agreement between the Company and McKenna Health System (“McKenna”) pursuant to which McKenna agreed to acquire software and services from the Company. McKenna terminated that agreement on April 18, 2007. The complaint alleges various causes of action essentially amounting to breach of contract for failing to meet contractual obligations related to the software sold and the timeliness of implementation, and intentionally or negligently misleading McKenna. TMS has asserted damages of approximately $7.5 million, and seeks multiple damages under various theories. This case is in the early stages of discovery, and the outcome of this case and its impact on the Company’s results of operations depend upon questions of fact and law that are disputed or not clear and cannot be predicted with confidence at this time. The Company intends to contest this matter vigorously, including defending the allegations and pursuing McKenna’s unfulfilled obligations to Eclipsys.

ECLIPSYS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In addition to the foregoing, the Company and its subsidiaries are from time to time parties to other legal proceedings, lawsuits and other claims incident to their business activities. Such matters may include, among other things, assertions of contract breach or intellectual property infringement, claims for indemnity arising in the course of our business and claims by persons whose employment with us has been terminated. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, management is unable to ascertain the ultimate aggregate amount of monetary liability, amounts which may be covered by insurance or recoverable from third parties, or the financial impact with respect to these other matters as of September 30, 2008. However, based on our knowledge as of September 30, 2008, management believes that the final resolution of such other matters pending at the time of this report, individually and in the aggregate, will not have a material adverse effect upon our consolidated financial position, results of operations or cash flows.

NOTE N – SUBSEQUENT EVENTS

On October 2, 2008, the Company acquired MediNotes Corporation (“MediNotes”), a provider in physician practice information solutions. In connection with the transaction, the Company was obligated to pay a total of approximately $45 million (net of certain closing balance sheet adjustments) in exchange for the acquisition of MediNotes and the cancellation of a previous MediNotes’ royalty arrangement. All of the consideration for the cancellation of the royalty arrangement and 61% of the consideration for the acquisition of MediNotes was payable in the form of Eclipsys common stock, and the balance of the consideration for the acquisition of MediNotes was payable in cash.

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

With the exception of hardware revenues, we classify our revenues in one caption (systems and services) in our statement of operations since the amount of license revenue related to traditional software contracts is less than 10% of total revenues and the remaining revenue types included in this caption relate to bundled subscription arrangements and other services arrangements that have similar attribution patterns for revenue recognition. Our income statement items of revenue are as follows:

•

Systems and services revenues include revenues derived from a variety of sources, including software licenses and contractual software maintenance (under which fees are recognized ratably over the term of the contract), and professional services, which include implementation, training and consulting services. Our systems and services revenues include both “subscription” software license revenues (which are recognized ratably over the contractual term) and license revenues related to “traditional” software contracts (which are generally recognized upon delivery of the software and represents less than 10% of our total revenues). For some clients, we host the software applications licensed from us remotely on our own servers, which saves such clients the cost of procuring and maintaining hardware and related facilities. For other clients, we offer an outsourced solution in which we assume partial to total responsibility for a healthcare organization’s information technology operations using our employees. Margins on the license and maintenance revenues are generally significantly higher than those on the professional services revenues.

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

We expanded our operations to India in 2006 through an acquisition of a small producer of laboratory software. By September 2008, our India operations, now named Eclipsys (India) Private Limited, have expanded to include two offices and approximately 550 employees. We believe that India provides access to educated professionals to work on software research, development and support, as well as other functions, at an economically effective cost.

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

Economic Environment

The recent economic events that have occurred in September and October 2008, including the substantial decline in the global capital markets, as well as the lack of liquidity in the credit markets, could impact our clients’ ability to obtain financing. In addition, many of our clients’ budgets rely in part on endowment earnings, which have suffered given recent declines in portfolio investment values. Although market conditions have deteriorated, we believe healthcare institutions will continue to invest in technologies. However, we may see a deferral in large solutions sales as well as entities looking to negotiate longer payment terms. Thus, while these matters may impact the timing of when bookings occur or revenue is recognized, we do not expect a decline in the overall market for healthcare information technology. In addition, these recent events, to date, have not materially impacted the quality of our accounts receivable balances or our ability to access our credit facility as evidenced by our October 2008 borrowing of $16.0 million to fund the cash portion of the MediNotes Corporation acquisition price and related transaction fees.

Consolidated Results of Operations

Key financial and operating data for Eclipsys Corporation and subsidiaries are as follows (in thousands, except per share amounts):

	For The Three Months Ended September 30,		Change ($)	Change (%)	For The Nine Months Ended September 30,		Change ($)	Change (%)
	2008	2007			2008	2007
Revenues:
Systems and services	$127,575	$117,530	$10,045	8.5%	$373,021	$340,979	$32,042	9.4%
Hardware	4,849	3,550	1,299	36.6%	15,925	12,150	3,775	31.1%

Total revenues	132,424	121,080	11,344	9.4%	388,946	353,129	35,817	10.1%

Costs and expenses:
Cost of systems and services	73,166	65,454	7,712	11.8%	210,042	197,502	12,540	6.3%
Cost of hardware	5,457	2,685	2,772	103.2%	13,408	9,336	4,072	43.6%
Sales and marketing	19,498	17,896	1,602	9.0%	63,150	54,215	8,935	16.5%
Research and development	14,195	14,079	116	0.8%	47,102	42,136	4,966	11.8%
General and administrative	8,202	8,743	(541)	-6.2%	26,877	23,951	2,926	12.2%
In-process research and development charge	—	—	—	—	850	—	850	*
Depreciation and amortization	5,145	4,710	435	9.2%	15,651	13,445	2,206	16.4%

Total costs and expenses	125,663	113,567	12,096	10.7%	377,080	340,585	36,495	10.7%

Income from operations	6,761	7,513	(752)	-10.0%	11,866	12,544	(678)	-5.4%
Gain on sale of assets	685	—	685	*	4,200	—	4,200	*
Interest income, net	634	1,814	(1,180)	-65.0%	3,581	4,916	(1,335)	-27.2%

Income before taxes	8,080	9,327	(1,247)	-13.4%	19,647	17,460	2,187	12.5%
Provision for income taxes	(79,316)	463	(79,779)	*	(76,549)	501	(77,050)	*

Net income	$87,396	$8,864	$78,532	886.0%	$96,196	$16,959	$79,237	467.2%

Basic net income per common share	$1.62	$0.17	$1.45		$1.79	$0.32	$1.47

Diluted net income per common share	$1.59	$0.16	$1.43		$1.76	$0.31	$1.45

*	Not meaningful

Revenues

Total revenues increased by $11.3 million, or 9.4%, for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007 and $35.8 million, or 10.1%, for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007. The acquisition of EPSi in February 2008 accounted for $3.5 million of the increase for the three months ended September 30, 2008 and $7.5 million for the nine months ended September 30, 2008.

Systems and Services Revenues

Systems and services revenues increased by $10.0 million, or 8.5%, for the three months ended September 30, 2008, as compared to the three months ended September 30, 2007 and $32.0 million, or 9.4%, for the nine months ended September 30, 2008, as compared to the nine months ended September 30, 2007. The overall increase for the three months ended September 30, 2008 resulted from increases of $8.1 million in revenues recognized on a ratable basis, $1.8 million in professional services revenues, and $0.2 million in periodic revenues. The increase for the nine months ended September 30, 2008 resulted from an increase of $24.7 million in revenues recognized on a ratable basis, $5.2 million in professional services revenues, and $2.3 million in periodic revenues.

Revenues Recognized Ratably - Revenues recognized ratably from software, maintenance, outsourcing and remote hosting were $84.8 million for the three months ended September 30, 2008, an increase of $8.1 million, or 10.5%, as compared to the three months ended September 30, 2007 and $249.0 million for the nine months ended September 30, 2008, an increase of $24.7 million, or 10.99%, as compared to the nine months ended September 30, 2007. The increase was due to new sales bookings in previous periods for our solutions, remote hosting related services, and outsourcing, in previous periods, resulting in growth in our recurring revenue base. Future growth in these revenues depends upon future bookings in excess of previous levels. In addition, the acquisition of EPSi in February 2008 added $0.5 million to our revenues recognized ratably for the three months ended September 30, 2008 and $1.0 million for the nine months ended September 30, 2008.

Periodic Revenues - Periodic revenues for software related fees, third party software related fees and networking services (only 2007) were $8.8 million for the three months ended September 30, 2008, as compared to $8.6 million for the three months ended September 30, 2007 and $28.1 million for the nine months ended September 30, 2008, as compared to $25.8 million for the nine months ended September 30, 2007. The table below summarizes the components of periodic revenues (in thousands):

	For The Three Months Ended September 30,			For The Nine Months Ended September 30,
	2008	2007	Change	2008	2007	Change
Eclipsys software related fees	$6,605	$4,292	$2,313	$22,452	$12,360	$10,092
Third party software related fees	2,204	2,065	139	5,664	5,653	11
Networking services	—	2,230	(2,230)	—	7,758	(7,758)

Total periodic revenues	$8,809	$8,587	$222	$28,116	$25,771	$2,345

In any period, some software revenues can be considered one time in nature for that period, and we do not recognize these revenues on a ratable basis. These revenues include traditional license fees associated with new contracts signed in the period, including add-on licenses to existing clients and new client transactions, as well as revenues from contract backlog that had not previously been recognized pending contract performance that occurred or was completed during the period, and certain other activities during the period associated with client relationships. In the aggregate, these periodic revenues can contribute significantly to earnings in the period because relatively little in-period costs are associated with such revenues (other than those costs associated with networking services – only in 2007). We expect these periodic revenues to continue to fluctuate on a quarterly and annual basis as a result of significant variations in the type and magnitude of sales and other contract and client activity in any period, and these variations make it difficult to predict the nature and amount of these periodic revenues. The acquisition of EPSi in February 2008 increased software related fees revenues by $2.5 million for the three months ended September 30, 2008 and $5.5 million for the nine months ended September 30, 2008.

During 2007, we exited our networking services business and shifted any residual client network hardware needs to third party hardware providers. The related revenues are included in hardware revenues for the three and nine month periods ended September 30, 2008.

Professional Services Revenues - Professional services revenues, which include implementation, training and consulting related services, were $34.0 million for the three month period ended September 30, 2008, an increase of $1.8 million, or 5.5%, as compared to the three month period ended September 30, 2007 and $95.9 million, for the nine month period ended September 30, 2008, an increase of $5.2 million, or 5.7%, as compared to the nine month period ended September 30, 2007. The increase in both periods resulted primarily from higher utilization of our professional services team and increased activity associated with implementation of our software following increases in previous period software sales. In addition, the acquisition of EPSi in February 2008 added $0.4 million to our professional services revenues for the three months ended September 30, 2008 and $1.0 million for the nine months ended September 30, 2008. These increases were offset by a decrease of $1.4 million and $3.8 million in revenues for the three and nine month periods ended September 30, 2008, respectively, as a result of the sale of our Clinical Practice Model Resource Center (CPMRC) business in late 2007.

Hardware Revenues

Hardware revenues increased $1.3 million, or 36.6%, for the three months ended September 30, 2008, as compared to the three month period ended September 30, 2007 and $3.8 million, or 31.1%, for the nine months ended September 30, 2008, as compared to the nine months ended September 30, 2007. During 2007, we exited our networking services business and shifted any residual client network hardware needs to third party hardware providers resulting in a shift from periodic revenues to hardware revenues. This shift increased hardware revenues by $1.1 million and $5.2 million for the three and nine month periods ended September 30, 2008, respectively.

Operating Expenses

Stock-based compensation - Stock-based compensation expense is included in cost of systems and services, sales and marketing, general and administrative, and research and development expenses. During the third quarter 2008 total stock-based compensation was $5.6 million or $1.5 million higher than reported in the previous quarter. This increase is primarily due to a change of the forfeiture rate application used in the calculation of stock-based compensation expense. Beginning with the third quarter of 2008, we elected to change the application of the forfeiture rate used in the calculation of stock-based compensation expense which resulted in a non-recurring incremental expense of $1.5 million. We expect total stock-based compensation expense in the fourth quarter 2008 to be approximately $4.2 to $4.7 million.

Cost of systems and services - Our cost of systems and services increased $7.7 million, or 11.8%, for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007 and $12.5 million, or 6.3%, for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007. The increase for the three months ended September 30, 2008 reflects:

•

Higher labor related costs of $0.8 million, which includes higher wages and benefits of $1.7 million, higher stock-based compensation of $1.3 million, higher severance expenses of $1.1 million, partially offset by lower annual incentive compensation expense of $3.0 million caused primarily by a reduction in the expected payouts for the 2008 annual incentive plan reflecting third quarter and year-to-date operating results. The increase in wages reflects higher headcount consistent with previous quarters. Higher stock-based compensation was primarily due to a change in the forfeiture rate application previously discussed. Our reorganization of the services organization drove the increase in severance expense.

•

Higher third party software cost of services of $4.4 million primarily as a result of amounts recognized in the quarter related to nonrecurring adjustments from prior periods and more contract activity requiring third party services as a result of exiting our network business.

•	Higher amortization of capitalized software of $1.8 million impacted by the release of SunriseXA 5.0 in December of 2007.

The $12.5 million increase in cost of systems and services for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007 is due to higher labor related costs of $7.7 million, higher third party software costs of $2.6 million primarily related to amounts recognized in the third quarter related to nonrecurring adjustments from prior periods, higher capitalized software amortization of $2.0 million, and higher travel related costs of $0.9 million. Higher labor related costs for the nine months ended September 30, 2008 included increased headcount, higher wage rates, and higher stock-based compensation, partially offset by lower annual incentive compensation expense due to reasons described in the three month comparison above. The higher labor related costs also included abnormally high employee medical claim expenses in the first quarter of 2008. The increase in the first nine months of 2008 also included a $0.5 million increase in bad debt expense related to a reserve for a specific customer in the first quarter of 2008 and $0.4 million increase in rent expense resulting from our headquarter transition from Boca Raton, Florida to Atlanta, Georgia and leasing of additional space to support our growth.

Cost of hardware - Cost of hardware increased $2.8 million or 103.2% for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007 impacted by higher hardware sales and an incremental adjustment of $1.7 million to correctly record certain third-party embedded software costs which were previously deferred. Hardware margins, excluding the incremental adjustment, in the third quarter 2008 were approximately 24%. Our cost of hardware increased $4.0 million, or 43.6%, for the first nine months of 2008 as compared to the first nine months of 2007 driven by the $1.7 million adjustment previously discussed and the result of exiting our networking services business during 2007, which shifted any residual network hardware activity to third party hardware providers. This shift created additional hardware costs related to increased third party hardware activity. The first nine months of 2008 were also impacted by higher software costs for reasons previously discussed for the three months ended September 30, 2008.

Sales and marketing - Our sales and marketing expenses increased $1.6 million, or 9.0%, in the three months ended September 30, 2008 as compared to the three months ended September 30, 2007 and $8.9 million, or 16.5%, for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007. The increase in sales and marketing expenses for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007 included higher labor related compensation and higher travel, sales trade shows, and other miscellaneous expenses in efforts to continue to grow the business. Higher labor related costs included higher stock-based compensation of $1.2 million, higher basic wages and related benefits of $1.5 million, partially offset by lower annual incentive compensation expense of $1.5 million reflecting third quarter and year-to-date operating results and lower sales commissions of $0.6 million. The increase in stock-based compensation was primarily due to a change in the application of our forfeiture rate as previously discussed.

The increase in the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007 includes labor related increases of $5.9 million for similar reasons previously described for the quarter. The remaining increases in sales and marketing expenses for the nine month period include slightly higher travel, sales trade shows, higher incremental rent expense in the first quarter of 2008, and other expenses reflecting continued growth in our business.

Research and Development - Our research and development expenses increased $0.1 million, or 0.8%, in the three months ended September 30, 2008, as compared to the three months ended September 30, 2007 and $5.0 million, or 11.8%, for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007. For the three months ended September 30, 2008, labor related costs increased $0.3 million impacted by higher wages and related benefits of $0.7 million due to higher headcount in India, partially offset by a $0.5 million decrease in annual incentive compensation expense reflecting third quarter and year-to-date operating results. The three months ended September 30, 2008 compared to the three months ended September 30, 2007 include increased expenses of $0.3 million due to a decrease in internal labor cost capitalization associated with development work related to SunriseXA 5.0, which we released in December of 2007, and the timing of project work on release 5.5 scheduled for December 2009. These increases were partially offset by decreases in consulting and certain administrative support functions for research and development.

The $5.0 million increase for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007 reflects lower software capitalization of $2.8 million and higher labor related costs of $2.8 million for reasons similar to the three months ended September 30, 2008, as described above.

Our gross research and development spending, which consists of research and development expenses and capitalized software development costs of $19.5 million in the third quarter of 2008, decreased $0.2 million compared to $19.7 million in the third quarter of 2007, while the gross spending for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007 increased $2.1 million to $59.5 million. This increase was due primarily to our continued expansion of research and development activities in India.

In summary, research and development expense for the three and nine months ended September 30 was as follows (in thousands):

	For The Three Months Ended September 30,		Change (%)	For The Nine Months Ended September 30,		Change (%)
	2008	2007		2008	2007
Research and development expenses	$14,195	$14,079	0.8%	$47,102	$42,136	11.8%
Capitalized software and development costs	$5,281	$5,598	-5.7%	$12,417	$15,278	-18.7%

Gross research and development expenditures	$19,476	$19,677	-1.0%	$59,519	$57,414	3.7%

General and administrative - Our general and administrative expenses decreased $0.5 million, or 6.2%, in the three months ended September 30, 2008 as compared to the three months ended September 30, 2007 and increased $2.9 million, or 12.2%, for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007. Labor costs for the three months ended September 30, 2008 compared to the three months ended September 30, 2007 decreased $0.4 million as higher stock-based compensation expense of $0.5 million was more than offset by lower annual incentive compensation expense of $1.3 million reflecting third quarter and year-to-date operating results. The quarter was also impacted by lower legal expense of $1.0 million substantially offset by higher bad-debt expense of $0.7 million. The reduction in legal and consulting fees reflects higher costs in the three months ended September 30, 2007 due to the voluntary stock-option review that was completed in 2007 and to a lesser extent insurance recoveries associated with our derivative lawsuit recorded as a reduction in legal expense in the third quarter of 2008.

The $2.9 million increase in our general and administrative expenses for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007 was driven by increased labor related costs of $2.3 million impacted by higher wages and incremental headquarter labor costs and $0.7 million higher bad debt expense. These increases were partially offset by $0.8 million of lower legal fees impacted by the voluntary stock-option review that was completed in 2007.

Depreciation and amortization - Depreciation and amortization expense increased $0.4 million, or 9.2%, in the three months ended September 30, 2008 as compared to the three months ended September 30, 2007 and $2.2 million, or 16.4%, for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007. The increase in depreciation and amortization is attributable primarily to amortization related to intangible assets acquired in the EPSi acquisition and to a lesser extent an increased asset base to support our growing operations.

Gain on Sale of Assets

During 2008 we recorded additional gain on sale of assets of $0.7 million and $4.2 million for the three and nine months ended September 30, 2008, respectively, resulting from the completion of post-closing milestones associated with the fourth quarter 2007 sale of our CPMRC business.

Interest Income, Net

Net interest income decreased by $1.2 million for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007 and $1.3 million for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007.

We incurred interest expense of $0.5 million and $1.2 million for the three and nine month periods ended September 30, 2008, respectively, on borrowings under the $45.0 million short-term financing arrangement we entered into in February 2008 and repaid in May 2008, the $50.0 million short-term financing arrangement we entered into in May 2008 and repaid in August 2008, and the $51.0 million borrowed under the $125.0 million long-term financing arrangement we entered into in August 2008. The interest rate applicable to the borrowed amount is based on 1-month LIBOR plus an applicable margin which is based on our leverage ratio, as defined in the long-term financing credit agreement. As of September 30, 2008, the interest rate was calculated at 5.46%.

Interest income decreased $0.7 million, or 37.8%, for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007 and decreased $0.1 million for the nine months ended September 30, 2008, or 2.8%, as compared to the nine months ended September 30, 2007. Interest rates on ARS increased in the first quarter of 2008 after the Dutch auctions failed in February 2008, and penalty rates were applied. These penalty rates remained in effect for various time periods from 28 days to three months depending on the indenture agreements resulting in increased interest income in the period after the failed auctions. As the penalty rates expired, the resulting interest rates were reset consistent with the indenture agreements to maintain the annual interest limit. In some instances, the interest rates were reset at 0%. Interest income will continue to be negatively impacted by lower interest rates in 2008. Interest income in 2008 is expected to continue to be offset in part by interest obligations on borrowings under our financing arrangements.

Provision for Income Taxes

For the quarter ended September 30, 2008, the Company recorded an income tax benefit of $79.3 million as compared to income tax expense of $0.5 million for the third quarter of 2007. The change in income taxes was primarily related to the benefit of the release of valuation allowance. Beginning with the first quarter of 2009, the Company expects to begin providing for an income tax provision at a rate on income before taxes equal to the combined federal and state effective tax rates, currently estimated to be 40 percent.

LIQUIDITY AND CAPITAL RESOURCES

Overview

The recent economic events that have occurred in September and October 2008, including the substantial decline in the global capital markets, as well as the lack of liquidity in the credit markets, could impact our clients’ ability to obtain financing. In addition, many of our clients’ budgets rely in part on endowment earnings, which have suffered given recent declines in portfolio investment values. These recent events, to date, have not materially impacted the quality of our accounts receivable balances or our ability to access our credit facility as evidenced by our October 2008 borrowing of $16.0 million to fund the cash portion of the MediNotes Corporation acquisition price and related transaction fees. However, if challenging economic conditions persist, our clients’ future ability to pay for our software and services, for which they have contracted, may be impaired. As a result, reserves for doubtful accounts and write-offs of accounts receivable may increase.

Cash and marketable securities at September 30, 2008 were $89.5 million representing a $101.9 million decrease from December 31, 2007. This decrease primarily reflects the reclassification of $111.1 million of our ARS from marketable securities to non-current assets. The decrease also includes $53.7 million of net cash used for the EPSi acquisition, substantially offset by net proceeds of $51 million from our secured financing described further below. Additional decreases in cash also include payouts under the 2007 incentive plan, paid in March of 2008, and capital expenditures, which include investment in our facilities in Pune, India, investments related to the relocation of our corporate headquarters, and investments in computer equipment to support our growing operations. Additionally, our temporary decline in value adjustment related to our ARS reduced the carrying amount of our marketable securities in the nine months ended September 30, 2008 by $5.5 million.

2008

During the nine month period ended September 30, 2008, operating activities provided $41.5 million of cash. Cash flow from operating activities reflected income generated from operations of $59.2 million, after adjusting for non cash items of $37.0 million, which included depreciation and amortization, in-process research and development charge, stock compensation, provision for bad debt, non cash deferred tax provision, gain on sale of assets and gain on sale of investments. This was offset in part by a decrease in net working capital of $18.6 million due primarily to the negative impact of collection activity, changes in accrued compensation expenses driven by payouts under the 2007 incentive plan, paid in March 2008, and increases in prepaid assets negatively impacted by the timing of annual maintenance payments.

Investing activities used $29.6 million of cash which included $53.7 million, net of cash acquired, for our EPSi acquisition, $20.4 million of capital expenditures and $12.4 million for investment in software, partially offset by net sales of marketable securities of $51.6 million and $3.6 million received on the sale of our CPMRC business. Capital expenditures included leasehold improvements for our new corporate headquarters facility in Atlanta, Georgia and our facility in British Columbia, Canada and investment in our facilities in Pune, India.

Financing activities provided cash inflow of $55.5 million, primarily consisting of net proceeds of $51.0 million from our secured financing described below. We also received $5.3 million from stock option exercises. The amount of cash that will be provided by future stock option exercises is uncertain.

Future Capital Requirements

As of September 30, 2008, our principal source of liquidity is our cash and cash equivalents balances and marketable securities of $89.5 million. We believe that our current cash and cash equivalents and marketable securities combined with our anticipated cash flows from operations will be sufficient to fund our current operations for the next twelve months.

The Company held approximately $116.6 million par value of ARS as of September 30, 2008. Our ARS are comprised of certain “AAA” rated pools of student loans. These investments have historically have been be sold via Dutch auctions every 7, 14, 21, 28, or 35 days creating a short-term instrument. In February 2008, the broker-dealers managing the Company’s ARS portfolio experienced failed auctions of certain of these securities where the amount of securities submitted for sale exceeded the amount of purchase orders. Our ARS continued to fail to settle at auctions through the third quarter of 2008. This indicates the estimated fair value of these ARS may no longer approximate their par value. As of September 30, 2008, the Company has recorded these securities as long-term investments at an estimated fair value of $111.1 million and recorded a temporary loss on these securities of $5.5 million in accumulated other comprehensive income, reflecting the decline in the fair value of these securities.

We currently plan to hold the ARS until such time as successful auctions occur or a secondary market develops that provides sufficient liquidity to recover substantially all of our par value. There can be no assurance that this will occur. In April 2008, a partial call transaction was closed related to one of our ARS securities, as a result of which we received proceeds of $4.6 million. In May 2008, a call transaction was closed related to another one of our ARS securities, as a result of which we received proceeds of $14.3 million. Each of these two transactions resulted in a recovery of the full par value of the securities. As of September 30, 2008, no calls were outstanding on our ARS. On October 7, 2008 UBS Financial Services (“UBS”) issued a public statement outlining a program in which UBS would enter into agreements with UBS clients, holding ARS purchased through UBS, to purchase the ARS held by such clients at par value at a prescribed future date. As of September 30, 2008, the Company holds $36.3 million par value of ARS that we purchased through UBS. We are currently evaluating our options under this program; the offer expires on November 14, 2008.

In February 2008 we entered into a secured financing agreement with an investment bank, pursuant to which we received $45.0 million in exchange for a transfer to the bank (as a form of collateral) of ARS with a nominal value of $90.0 million in the aggregate. The Company entered into this arrangement to provide funds to close our February 2008 acquisition of EPSi. On May 9, 2008, we entered into a credit agreement, pursuant to which the Company received a senior secured revolving credit facility in the aggregate principal amount of $50.0 million. We entered into this arrangement to obtain funds to repay the $45.0 million short-term financing agreement. On August 26, 2008, Eclipsys entered into a credit agreement pursuant to which Eclipsys received a senior secured revolving credit facility in the aggregate principal amount of $125.0 million. The credit facility includes a letter of credit subfacility of up to $10.0 million and a swingline loan subfacility of up to $5 million. Borrowings under the credit facility may be used to pay transaction expenses, to refinance debt, for potential acquisitions and capital investments, and for working capital and other general corporate purposes. At the closing, Eclipsys borrowed $51.0 million under the credit facility of which $50.3 million was used to repay all borrowings plus interest under Eclipsys’ prior $50.0 million credit facility and $0.7 million was used to pay transaction costs. As of September 30, 2008, Eclipsys has $51.0 million outstanding under the $125.0 million credit facility.

On October 2, 2008, the Company acquired MediNotes for approximately $45.0 million consisting of cash and Eclipsys common stock. The cash portion of the acquisition price and related transaction fees were financed with $16.0 million of borrowed from our $125.0 million credit facility.

Our future cash requirements will depend on a number of factors including, among other things, the timing and level of our new sales volumes, the cost of our development efforts, the success and market acceptance of our future product releases, and other related items. The Company also periodically evaluates business expansion opportunities that fit its strategic plans, such as our February 2008 acquisition of EPSi and our October 2008 acquisition of MediNotes. If an opportunity requiring significant capital investment were to arise, the Company may seek to finance the opportunity through available cash on hand, existing financings, issuance of additional shares of its stock or additional sources of financing, as circumstances warrant. However, there can be no assurance that adequate liquidity would be available to finance extraordinary business opportunities. In addition, we may not be able to draw on the full available balance of our $125.0 million credit facility if one or more of the financial institutions that have extended credit commitments to us become unwilling or unable to fund such borrowings. In the current economic environment, the chance of a syndicate bank failing to meet a funding commitment is less unlikely than under more normal circumstances, and our ability to replace a non-funding bank in the syndicate is uncertain. There can also be no assurance that our credit facility will be renewed or replaced upon the expiration of our current credit facility on August 26, 2011. Our ability to renew such credit facility or to enter into a new financing arrangement to replace the existing facility could be impaired if the current disruptions in U.S. and international financial markets continue or worsen.

The recent disruptions in the financial markets can also reduce access to cash by our clients and potential clients. In addition, many of our clients’ budgets rely in part on endowment earnings, which have suffered given recent declines in portfolio investment values. If healthcare information technology spending declines or increases more slowly than we anticipate, demand for our software could be adversely affected and our revenue could decline. Challenging economic conditions also may impair the ability of our clients to pay for our software and services for which they have contacted. As a result, reserves for doubtful accounts and write-offs of accounts receivable may increase.

SFAS 157 “Fair Value Measurements”

The fair value of our ARS has been estimated by management based on its assumptions of what market participants would use in pricing the asset in a current transaction, or level 3—unobservable inputs in accordance with SFAS 157 “Fair Value Measurements,” and represents 58.3% of total assets measured at fair value in accordance with SFAS 157. Management used a model to estimate the fair value of these securities that included certain level 2 inputs as well as assumptions, including a liquidity discount, based on management’s judgment, which are highly subjective and therefore considered level 3 inputs in the fair value hierarchy. Accordingly, we categorized $111.1 million of our ARS in the level 3 category; the lowest level of significant valuation input. The estimate of the fair value of the ARS we hold could change significantly based on market conditions. For additional information on our investments, see Note E- Investments.

CRITICAL ACCOUNTING POLICIES

There were no material changes to our critical accounting policies as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC on February 29, 2008.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not currently use derivative financial instruments or enter into foreign currency hedge transactions. Foreign currency fluctuations through September 30, 2008 have not had a material impact on our financial position or results of operations. We continually monitor our exposure to foreign currency fluctuations and may use derivative financial instruments and hedging transactions in the future if, in our judgment, the circumstances warrant their use. Generally, our expenses are denominated in the same currency as our revenue and the exposure to rate changes is minimal. We believe most of our international operations are naturally hedged for foreign currency risk as our foreign subsidiaries invoice their customers and satisfy their obligations primarily in their local currencies with the exception of our development center in India. Our development center in India is not naturally hedged for foreign currency risk since their obligations are paid in their local currency but are funded in U.S. dollars. There can be no guarantee that foreign currency fluctuations in the future will not be significant.

We hold investments in auction-rate securities (“ARS”). These ARS are debt instruments with long-term nominal maturities that previously could be sold via Dutch auctions every 7, 14, 21, 28, or 35 days creating a short-term instrument. In February 2008, broker-dealers holding the Company’s ARS portfolio experienced failed auctions of certain ARS where the amount of securities submitted for sale exceeded the amount of related purchase orders. Our ARS continued to fail to settle at auctions through the third quarter of 2008. The Company continues to earn interest on these investments at the contractual rate, and the ARS that the Company holds have not been downgraded or placed on credit watch by credit rating agencies. During the nine months ended September 30, 2008, we adjusted the carrying amount of our ARS to estimated fair market value. The adjustment was recorded in other comprehensive income. If uncertainties in the credit and capital markets continue and these markets deteriorate further or the Company experiences any rating downgrades on any investments in its portfolio, the Company may incur further temporary impairments or other-than-temporary impairments, which could negatively affect the Company’s financial condition, cash flow and reported earnings.

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

We estimate that a one-percentage point decrease in interest rates for our investment securities portfolio as of September 30, 2008 would have resulted in a decrease in interest income of $0.3 million for a three month period or $1.2 million for a 12 month period. This sensitivity analysis contains certain simplifying assumptions, including a constant level and rate of debt securities and an immediate across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period, and it does not consider the impact of changes in the portfolio as a result of our business needs or as a response to changes in the market. Therefore, although it gives an indication of our exposure to changes in interest rates, it is not intended to predict future results, and our actual results will likely vary.

On August 26, 2008, we entered into a credit agreement pursuant to which we received a senior secured revolving credit facility in the aggregate principal amount of $125.0 million. We borrowed $51.0 million under the credit facility at closing. The interest rate applicable to the borrowed amount is based on 1-month LIBOR plus an applicable margin which is based on our leverage ratio, as defined in the credit agreement. As of September 30, 2008, the interest rate was calculated at 5.46%. For each percentage point increase in the interest rate, annual interest expense would increase $0.5 million.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act as of September 30, 2008. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives of ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. There is no assurance that our disclosure controls and procedures will operate effectively under all circumstances. Based upon the evaluation described above our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2008, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter-ended September  30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have added to the risk factors set forth in set forth in our annual report on Form 10-K for the year ended December 31, 2007 the following risk factors titled: (i) “Our commercial credit facility subjects us to operating restrictions and risks of default,” due to our entry into a new commercial borrowing arrangement in August 2008, which replaced our previous credit facility; and (ii) “The conditions of the U.S. and international capital markets may adversely affect our ability to draw on Eclipsys’ current credit facility,” due to the recent disruptions in U.S. and international capital markets.

In addition, we have added risks and uncertainties related to recent disruptions in U.S. and international financial markets to the following previously disclosed risk factors: (i) “The healthcare industry faces financial constraints that could adversely affect the demand for our software and services;” (ii) “Our operating results may fluctuate significantly and may cause our stock price to decline;” and (iii) “Inability to obtain other financing could limit our ability to conduct necessary development activities and make strategic investments.”

The risk factors below also reflect the following previously disclosed updates to the risk factors set forth in our annual report on Form 10-K for the year ended December 31, 2007: (i) the increasing importance of U.S, federal, state, and foreign government standards and industry trends applicable to our software, including interoperability requirements, in our risk factor titled “Changes in standards applicable to our software could require us to incur substantial additional development costs;” (ii) the settlement of the derivative litigation, in our risk factor titled “Our past stock option practices and related accounting issues have caused costly derivative litigation and may result in additional litigation, regulatory proceedings and governmental enforcement actions;” (iii) the ongoing auction failures and temporary loss related to our auction rate securities, in our risk factor titled “Funds associated with certain of our investments in auction rate securities may not be liquid or accessible for in excess of 12 months, and our auction rate securities may experience further temporary or other-than-temporary decline in value, which would adversely affect our financial condition, cash flow and reported earnings;” and (iv) the termination of our stockholder rights agreement, or “poison pill,” as part of our ongoing review and improvement of Eclipsys’ corporate governance, and not in connection with any pending or anticipated transaction, in our risk factor titled “Provisions of our charter documents and Delaware law may inhibit potential acquisition bids that a stockholder may believe is desirable, and the market price of our common stock may be lower as a result.”

RISKS RELATING TO DEVELOPMENT AND OPERATION OF OUR SOFTWARE

Our software may not operate properly, which could damage our reputation and impair our sales.

Software development is time consuming, expensive and complex. Unforeseen difficulties can arise. We may encounter technical obstacles, and it is possible that we could discover additional problems that prevent our software from operating properly. If our software contains errors or does not function consistent with software specifications or client expectations, clients could assert liability claims against us and/or attempt to cancel their contracts with us. These risks are generally more significant for newer software, until it has been used for enough time in enough client locations for us to have addressed issues that are discovered through use in disparate circumstances and environments. Due to our development efforts, we generally have significant software that could be considered relatively new and therefore more vulnerable to these risks, including at present our medication management and ambulatory software, among others. It is also possible that future releases of our software, which would typically include additional features, may be delayed or may require additional work to address issues that may be discovered as the software comes into use in our client base. If we fail to deliver software with the features and functionality promised to our clients, we could be subject to significant contractual damages and face serious harm to our reputation, and our results of operations could be negatively impacted.

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

The healthcare industry faces significant financial constraints. For example, managed healthcare puts pressure on healthcare organizations to reduce costs, and regulatory changes have reduced Medicare reimbursement to healthcare organizations. In addition, the Fiscal Year 2008 Inpatient Prospective Payment System Final Rule, published by the Centers for Medicare & Medicaid in the U.S., identified several “hospital-acquired conditions” the treatment for which will no longer be reimbursed by Medicare, starting in October 2008. Our software often involves a significant financial commitment by our clients. Our ability to grow our business is largely dependent on our clients’ information technology budgets, which in part depends on the client’s cash generation and access to other sources of liquidity. Recent disruptions in U.S. and international financial markets have adversely affected the availability of external financing, and led to tighter lending standards and volatile interest rates. These factors can reduce access to cash by our clients and potential clients. In addition, many of our clients’ budgets rely in part on endowment earnings, which may suffer reductions given recent declines in portfolio investment values. If healthcare information technology spending declines or increases more slowly than we anticipate, demand for our software could be adversely affected and our revenue could decline. Challenging economic conditions also may impair the ability of our clients to pay for our software and services for which they have contacted. As a result, reserves for doubtful accounts and write-offs of accounts receivable may increase.

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

Integration and interoperability of the software and systems provided by various vendors are important issues in the healthcare industry. Market forces, regulatory authorities and industry organizations are causing the emergence of standards for software features and performance that are applicable to us. Healthcare delivery and ultimately the functionality demands of the electronic health record are now expanding to support community health, public health, public policy and population health initiatives. In addition, interoperability and health information exchange features that support emerging and enabling technologies are becoming increasingly important to our clients and require large scale product enhancements and redesign.

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

U.S. government initiatives and related industry trends are resulting in comprehensive and evolving standards related to interoperability, privacy, and other features that are becoming mandatory for systems purchased by governmental healthcare providers and other providers receiving governmental payments. Various state and foreign governments are also developing similar standards which may be different and even more demanding than CCHIT and U.S. government standards.

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

In July and August of 2007, four purported stockholder derivative complaints were filed in the United States District Court for the Southern District of Florida against certain current and former directors and officers of Eclipsys and Eclipsys as a nominal defendant, alleging that during the period from at least 1999 until 2006 certain of Eclipsys’ option grants were backdated and that as a result of this alleged backdating our financial statements were misstated, and stock sales by the named defendants constituted improper insider selling. These complaints were consolidated in November 2007. These complaints sought monetary damages, disgorgement, repricing of certain stock options, governance reforms, and other relief. On May 27, 2008, the parties to the derivative litigation entered into a stipulation of settlement setting forth the terms of an agreement to settle and resolve all claims. On September 12, 2008, the court gave its final approval to the settlement. Dealing with this litigation has required us to incur substantial legal expenses, which affected our financial results for 2007 and the first half of 2008. Derivative litigation also can result in management distraction and adverse publicity and resulting reputational harm, which could impair our sales and marketing efforts.

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

We have experienced significant variations in revenues and operating results from quarter to quarter. Our operating results may continue to fluctuate due to a number of factors, including:

•	the performance of our software and our ability to promptly and efficiently address software performance shortcomings or warranty issues;

•	the cost, timeliness and outcomes of our software development and implementation efforts, including expansion of our presence in India;

•	the timing, size and complexity of our software sales and implementations;

•	healthcare industry conditions and the overall demand for healthcare information technology;

•	the financial condition of our clients and potential clients;

•	market acceptance of new services, software and software enhancements introduced by us or our competitors;

•	client decisions regarding renewal or termination of their contracts;

•	software and price competition;

•	personnel changes and other organizational changes and related expenses;

•	significant judgments and estimates made by management in the application of generally accepted accounting principles;

•	healthcare reform measures and healthcare regulation in general;

•	lower investment returns due to recent disruptions in U.S. and international financial markets; and

•	fluctuations in general economic and financial market conditions, including interest rates.

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

A substantial portion of our short-term investment portfolio is invested in auction rate securities, or ARS. Beginning in February 2008, negative conditions in the credit and capital markets resulted in failed auctions of our ARS because the amount of securities submitted for sale exceeded the amount of related purchase orders. Our ARS continued to fail to settle at auctions through the date of this report. As of September 30, 2008 we recorded a temporary loss on these securities of $5.5 million in accumulated other comprehensive income, reflecting a decline in the estimated fair value of these securities. See Note E – Investments for further information. If uncertainties in the credit and capital markets continue, these markets deteriorate further or we experience any rating downgrades on any investments in our portfolio (including on ARS), funds associated with these securities may not be liquid or available to fund current operations for in excess of 12 months, causing us to classify our ARS as noncurrent assets and/or incur further temporary or other-than-temporary impairments in the carrying value of our investments, which could negatively affect our financial condition, cash flow and reported earnings.

Our commercial credit facility subjects us to operating restrictions and risks of default.

On August 26, 2008, we entered into a credit agreement with certain lenders and Wachovia Bank, as Administrative Agent, pursuant to which Eclipsys received a senior secured revolving credit facility in the aggregate principal amount of $125 million, from which we repaid all amounts outstanding under our previous credit facility entered into in May 2008. This new credit facility is subject to certain financial ratio and other covenants. These covenants could restrict our ability to conduct business as we might otherwise deem to be in the Company’s best interests, and breach of these covenants could cause the debt to become immediately due. In such an event, our liquid assets might not be sufficient to repay in full the debt outstanding under the credit facility. Such an acceleration also would expose us to the risk of liquidation of collateral assets at unfavorable prices.

The conditions of the U.S. and international financial markets may adversely affect our ability to draw on Eclipsys’ current credit facility.

The U.S. and international credit markets have contracted significantly during the second half of 2008. If one or more of the financial institutions that have extended credit commitments to us under our current credit facility are adversely affected by the conditions of the U.S. and international capital markets, they may become unwilling or unable to fund borrowings under their credit commitments to us. In such a case we might not be able to locate replacement lenders or other sources of financing, which could have a material and adverse impact on our ability to fund working capital, capital expenditures, acquisitions, research and development and other corporate needs.

Inability to obtain other financing could limit our ability to conduct necessary development activities and make strategic investments.

While we believe at this time that our available cash and cash equivalents and the cash we anticipate generating from operations will be adequate to meet our foreseeable needs, we could incur significant expenses or shortfalls in anticipated cash generated as a result of unanticipated events in our business or competitive, regulatory, or other changes in our market. As a result, we may in the future need to obtain other financing. The availability of such financing is limited by the tightening of the global credit markets. In addition, the commitment under our current credit facility expires on August 26, 2011. Our ability to renew such credit facility or to enter into a new credit facility to replace the existing facility could be impaired if current market conditions continue or worsen. Lenders may seek more restrictive lending provisions and higher interest rates that may reduce our borrowing capacity and increase our costs, which could have a material adverse effect on our business.

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

Our software and software provided by third parties that we include in our offering could infringe third-party intellectual property rights, exposing us to costs that could be significant.

Infringement or invalidity claims or claims for indemnification resulting from infringement claims could be asserted or prosecuted against us based upon design or use of software we provide to clients, including software we develop as well as software provided to us by third parties. Regardless of the validity of any claims, defending against these claims could result in significant costs and diversion of our resources, and vendor indemnity might not be available. The assertion of infringement claims could result in injunctions preventing us from distributing our software, or require us to obtain a license to the disputed intellectual property rights, which might not be available on reasonable terms or at all. We might also be required to indemnify our clients at significant expense.

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

Any acquisitions we undertake may be disruptive to our business and could have an adverse effect on our future operations and the market price of our common stock.

An important element of our business strategy has been expansion through acquisitions and while there is no assurance that we will complete any future acquisitions, any acquisitions would involve a number of risks, including the following:

•

The anticipated benefits from the acquisition may not be achieved. The identification, acquisition and integration of acquired businesses requires substantial attention from management, and integration may require significant investment to harmonize product and service offerings, expand management capabilities and market presence, and improve or increase development efforts and software features and functions. The diversion of management’s attention and any difficulties encountered in the transition process could hurt our business.

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

Our board of directors has the authority to issue up to 5,000,000 shares of preferred stock. Our board of directors can fix the price, rights, preferences, privileges and restrictions of the preferred stock without any further vote or action by our stockholders. The issuance of shares of preferred stock may discourage, delay or prevent a merger or acquisition of our company. The issuance of preferred stock may result in the loss of voting control to other stockholders. We have no current plans to issue any shares of preferred stock and we terminated, effective as of May 8, 2008, our stockholder rights agreement, or “poison pill,” which used preferred stock purchase rights designed to enable our board of directors to better respond to any takeover efforts. However, we could implement a new poison pill in the future, or make other uses of preferred stock to inhibit a potential acquisition of the company.

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

Date: November 10, 2008

/s/ Robert J. Colletti
Robert J. Colletti
Senior Vice President and Chief Financial Officer

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	Exhibit	Filing Date
3.1	Third Amended and Restated Certificate of Incorporation of the Registrant	10-Q	3.1	September 21, 1998

3.2	Amended and Restated Bylaws of the Registrant	8-K	3.2	November 19, 2007

4.1	Specimen certificate for shares of Common Stock	S-1	4.1	April 23, 1998

10.1	Credit Agreement, dated August 26, 2008, by and among the Registrant, certain lenders and Wachovia Bank, National Association, as Administrative Agent			Filed herewith

10.2	Agreement and Plan of Merger, dated September 19, 2008, by and among the Registrant, a subsidiary of the Registrant formed for purposes of the acquisition, MediNotes Corporation, and certain shareholders of MediNotes			Filed herewith

10.3	First Amendment to the Agreement and Plan of Merger, dated October 2, 2008, by and among the Registrant, a subsidiary of the Registrant formed for purposes of the acquisition, MediNotes Corporation, and certain shareholders of MediNotes			Filed herewith

31.1	Certification of R. Andrew Eckert			Filed herewith

31.2	Certification of Robert J. Colletti			Filed herewith

32.1	Certification Pursuant to 18 U.S.C. Section 1350			Filed herewith

32.2	Certification Pursuant to 18 U.S.C. Section 1350			Filed herewith

*	Indicates a management contract or compensatory arrangement