Form 10-K
period 2008-12-31
ECLIPSYS CORP
filed 2009-02-24
CIK 1034088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO

SECTIONS 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-24539

ECLIPSYS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	65-0632092
(State of incorporation)	(I.R.S. Employer Identification Number)

Three Ravinia Drive

Atlanta, Georgia

30346

(Address of principal executive offices)

(404) 847-5000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	The NASDAQ Stock Market LLC (NASDAQ Global Select)

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes  ☑    No  ☐

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

Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☑    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☑

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2008 based upon the closing price of the Common Stock on the NASDAQ Global Select Market for such date was $988,920,163.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Shares Outstanding as of February 23, 2009
Common Stock, $0.01 par value	56,154,784

Part I

This report contains forward-looking statements that are based on our current expectations, assumptions, estimates and projections about our company and our industry. These statements are not guarantees of future performance and actual outcomes may differ materially from what is projected or forecasted. When used in this report, the words “may,” “will,” “should,” “predict,” “continue,” “plans,” “expects,” “anticipates,” “estimates,” “intends,” “believe,” “could,” and similar expressions are intended to identify forward-looking statements. These statements may include, but are not limited to, statements concerning our anticipated performance, including revenue, margin, cash flow, balance sheet and profit expectations; development and implementation of our software; duration, size, scope and revenue expectations associated with client contracts; business mix; sales and growth in our client base; market opportunities; industry conditions; performance of our acquisitions; and our accounting, including its effects and potential changes in accounting.

Actual results might differ materially from the results expressed or implied by forward-looking statements due to a number of risks and uncertainties, including those described in this report under the heading “Risk Factors” and in other filings we make from time to time with the U.S. Securities and Exchange Commission or SEC. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

Throughout this report we refer to Eclipsys Corporation and its consolidated subsidiaries as “Eclipsys,” “the Company,” “we,” “us,” and “our.”

Item 1.	Business

Overview

Eclipsys is a leading provider of advanced integrated clinical, revenue cycle and performance management software, and professional services that help healthcare organizations improve clinical, financial, and operational outcomes. We develop and license proprietary software and content that is designed for use in connection with many of the key clinical, financial and operational functions that healthcare organizations require. Among other things, our software:

•	enables physicians, nurses and other clinicians to coordinate care through shared electronic medical records, place orders and access and share information about patients;

•	helps our clients optimize the healthcare revenue cycle, including patient admissions, scheduling, invoicing, inventory control and cost accounting;

•	supports clinical and financial planning and analysis; and

•	provides information for use by physicians, nurses and other clinicians through clinical content, which is integrated with our software.

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

Available Information

Our website address is www.eclipsys.com. We make available free of charge, on or through our website, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. The information on our website is not incorporated into this annual report. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington D.C. 20549. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The SEC’s website address is www.sec.gov. The public may obtain information on the operation of the SEC’s Public Reference Room by calling the SEC at 1-800-SEC-0330.

Eclipsys was incorporated in Delaware as “Integrated Healthcare Solutions, Inc.” in 1995 and we changed our name to “Eclipsys Corporation” in 1997.

Segments

Eclipsys operates in one segment, as further described in Note B, “Summary of Significant Accounting Policies” in the Notes to the Consolidated Financial Statements.

Recent Developments

In 2008, Eclipsys acquired Enterprise Performance Systems, Inc. (“EPSi”), MediNotes Corporation (“MediNotes”), and Premise Corporation (“Premise”). Each of these companies added strategic new products that are expected to help improve our competitive position and also drive additional revenue growth.

EPSi

In February 2008, Eclipsys acquired EPSi, a provider of business performance improvement solutions that help healthcare executives better manage the business of healthcare by providing actionable financial management and decision support data from functional areas including budgeting/planning, cost accounting, patient and financial/clinical analysis. EPSi’s solutions offer improved technology and lower cost of ownership over prior generation products.

MediNotes

Our acquisition of MediNotes in October 2008 strengthens our corporate position in one of the fastest growing markets in healthcare, practice management and electronic medical records focused on physician practices. In addition, MediNotes expands our community solution portfolio of Web-based physician practice information solutions that help health systems better connect with physicians, and physicians with their patients. MediNotes enhances our ability to offer Eclipsys healthcare enterprise clients and new prospects a broad range of solutions, including tools and data to help them more effectively reach out into their communities to better coordinate care.

Premise

In December 2008, Eclipsys acquired Premise. This expanded our portfolio of solutions that help our clients improve operational performance, which also includes EPSi software and our growing portfolio of analytics solutions. Premise’s software solutions and services for bed management, bed turnover, and transport help optimize patient flow, streamline communications, and enhance operational efficiency. In 2008, Premise’s bed management and patient throughput solutions received the exclusive endorsement of the American Hospital Association (AHA). With many hospital expansion projects now on hold, Premise’s solutions help hospitals maximize the utilization of current bed capacity. Premise’s solutions are well-suited for selling into the current economic environment as they help hospitals achieve a quick return on investment with minimal up-front expense.

Initiatives and Challenges for 2009

To help clients address their needs to operate more efficiently in today’s challenging environment, and to differentiate our capabilities, we plan to emphasize development and marketing of our performance management suite of solutions, comprising of Sunrise EPSi TM, Sunrise Patient Flow TM and Sunrise Clinical Analytics TM. These solutions help healthcare organizations streamline and automate manual processes required to gather, analyze and display enterprise-wide information. They also enable hospital senior and department level management to more easily identify areas requiring intervention and to improve clinical quality, regulatory compliance, cost-efficiency, resource utilization and patient satisfaction.

Some of our software is complex and highly configurable and many clients value our ability to adapt the software to their specific needs. However, this high degree of configurability can result in significant implementation costs, which can make our offering too expensive for some clients. Our ability to reach our goals for expansion into smaller clients and in the international market, and to sell to clients with budgetary constraints, depends upon our ability to develop less costly ways of implementing our most complex software.

We continue to focus on expanding our international business, including our operations in India and sales of our solutions outside of North America, such as the Asia-Pacific region and the Middle East. We achieved some initial success with our sale of Sunrise Clinical Manager to SingHealth, the largest healthcare provider in Singapore. Our performance at SingHealth is being closely monitored in the region, and could prove to be a catalyst to help us drive business in new international markets. These international initiatives are important to our ability to grow our business and require that we oversee development and client support capabilities in a high quality and cost-effective manner. We expect to face challenges building brand-name recognition and adapting our software solutions to new international markets.

Recent disruptions in U.S. and international financial markets have adversely affected the availability of capital for our clients and potential clients, which could negatively impact our sales. In addition, current economic conditions are motivating some clients and potential clients to prefer software subscription contracting to traditional licensing arrangements. Given that periodic revenue from traditional license arrangements carries high margins and contributes significantly to overall profitability in the transaction period, this client contracting preference may affect our profitability in 2009.

Integrating the three companies we acquired in 2008 will present challenges. The anticipated benefits from these acquisitions may not be achieved, and the diversion of management's attention and any difficulties encountered in the transition process could negatively impact our business.

Healthcare Industry Factors

Healthcare organizations are under increased pressure to reduce medical errors and increase operational efficiencies. Our software and services are designed to help clients achieve these objectives. Government regulations and the advancement of industry standards are requiring changes within the healthcare industry. We believe that these changes and enhanced regulation and standards will increase demand for healthcare information technology software and services such as ours, but will also require further research and development investments in our software.

Payor Requirements. The Centers for Medicare and Medicaid Services, or CMS, Inpatient Prospective Payment System rules identify several “hospital-acquired conditions” the treatment for which is no longer reimbursable by Medicare. This new rule implements a provision of the Deficit Reduction Act of 2005 that aims to eliminate reimbursement for the treatment of these hospital-acquired conditions, unless the condition was present on admission. Since October 2008, Medicare claims that do not report secondary diagnoses that are present on admission will be returned to the hospital for correct submission of present-on-admission information. In order to avoid significant delays in Medicare reimbursement, hospitals must make significant changes to their admission and claims-submission procedures. If this hospital-acquired condition rule proves effective, private insurers are likely to implement similar guidelines. Other pending or potential requirements imposed by federal, state and local governments, as well as private payors, are also likely to affect hospital reimbursements. Eclipsys has developed and made available eleven Outcomes Toolkits that provide our clients proven methods of using our solutions effectively to improve outcomes in defined areas, with additional toolkits being developed. We believe many of these toolkits will help our clients measure and report present-on-admission conditions, reduce their incidence of hospital-acquired conditions, and address other payor requirements, thereby reducing risk of non-reimbursement. Additionally, these toolkits help enable our clients to achieve quality measures imposed by payors, including those set forth by CMS, which have grown from 10 quality measures in 2006 to 127 quality measures defined for 2011.

CCHIT. The U.S. Department of Health & Human Services initiatives have, among other things, led to the creation of the private-sector Certification Commission for Health Information Technology, or CCHIT, which consists of a 21-member Board of Commissioners from across the healthcare industry and is the recognized certification body in the United States for certifying health information technology products. CCHIT develops a set of private sector determined criteria for electronic health record functionality, interoperability, reliability and security, and is inspecting electronic health record software to determine its performance against these criteria. Eclipsys’ Sunrise Ambulatory Care™ 4.5 met CCHIT’s ambulatory electronic health record criteria for 2006. Sunrise Ambulatory 5.0 Service Pack 1 has been awarded pre-market conditional certification on 2007 criteria, and when a client reference site is available with the required configuration elements, we will be submitting for full CCHIT certification. Full certification requires that a product is verified to be in production use for a minimum of 45 calendar days at one or more live client sites.

In November 2007, we announced that Eclipsys’ Sunrise Acute Care release 4.5 Service Pack 4 is certified by CCHIT and meets the inpatient electronic health record criteria for 2007. Inpatient electronic health records are designed for use in acute care hospitals.

Currently we have a large scale product development effort underway to build features into our solutions in preparation for applying in early 2010 for multiple CCHIT product certifications on 2009 criteria. However, CCHIT requirements may diverge from our software’s characteristics and our software development direction, and we may choose not to apply for CCHIT certification of certain modules of our software or to delay applying for certification. The CCHIT application process requires conformity with 100% of all criteria applicable to each module in order to achieve certification and there is no assurance that we will receive or retain certification for any particular module notwithstanding application. Certification for a software module lasts for two years and must then be re-secured, and certification requirements evolve, so even certifications we receive may be lost.

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

The creation of the HITSP interoperability specifications has developed faster than the CCHIT criteria and the 2009 CCHIT criteria include three of the 13 HITSP interoperability specifications. These 13 total HITSP interoperability specifications now have a total of 25 different versions, all with specified criteria to be built into electronic health records such that vendor products can share information and also share information with organizations in the Federal Health Architecture, such as the Social Security Administration and the Centers for Disease Control and Prevention. Beginning in early 2009, the Social Security Administration expects to receive medical records for some disability applicants electronically through the Nationwide Health Information Network gateway and to start receiving electronic health records from MedVirginia, Virginia's Regional Health Information Organization.

Economic stimulus legislation is expected to include support to cover additional healthcare software and related devices that apply all recognized standards by the Secretary of the Department Health and Human Services of the HITSP interoperability specifications and are CCHIT-certified. The enhancement of our software to include these specifications will require further research and development investments in our software.

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

We believe that the need for healthcare organizations to become HIPAA compliant and maintain HIPAA compliance will continue to create demand for software and services such as ours. We follow changes in the HIPAA regulations and adjust the affected software such that our solutions comply with HIPAA requirements. As we advance into the era of healthcare enterprises exchanging protected health information, we anticipate having to further enhance our solutions to accommodate new requirements related to privacy and security, and the exchange of information over secure networks outside of an enterprise.

The Joint Commission. The Joint Commission (formerly known as the Joint Commission on Accreditation of Healthcare Organizations or JCAHO) is an independent non-profit organization that provides voluntary evaluation and accreditation for more than 15,000 healthcare organizations in the United States. The Joint Commission periodically introduces new process improvement initiatives, standards and performance measurements that are used to assess hospitals. The Joint Commission has also established patient safety standards and each year approves annual National Patient Safety Goals that include specific recommendations for improving patient safety. Most of our clients seek to comply with The Joint Commission standards, and we believe that our software and services help them in this regard. In addition, federal tax dollars used to pay for Medicare cannot be used in an organization that is not accredited by The Joint Commission.

Joint Commission International. The Joint Commission International or JCI, has been working with health care organizations, ministries of health, and global organizations in over 80 countries since 1994. Over 220 public and private health care organizations in 33 countries have received JCI accreditation. JCI provides accreditation for hospitals, ambulatory care facilities, clinical laboratories, care continuum services, medical transport organizations, and primary care services, as well as certification for disease or condition specific care. As Eclipsys expands in the global healthcare market, we must now monitor for changes needed in the software to meet JCI standards for the international client base, as well as the Joint Commission Standards for our customer base in the United States.

Canada Health Infoway. Canada Health Infoway collaborates with Canadian federal, provincial, and territorial governments to accelerate the use of electronic health record systems across Canada. More significant to Eclipsys is Infoway's Standards Collaborative, which supports and sustains health information standards and fosters collaboration to accelerate the implementation of pan-Canadian standards based solutions. The role of this Standards Collaborative is similar to the function of HITSP in the United States. Meeting these Canadian standards for our software will require research and development investments.

The Internet. The Internet enables consumers to be more involved in their healthcare choices, and provides increased availability of medical information to physicians, clinicians and healthcare workers. As consumers adopt web-centric lifestyles, we believe that software and services like ours will become more appealing to a wider base of healthcare organizations.

Eclipsys Offerings

We provide the following software and services:

•	Enterprise solutions that include clinical, financial and business decision support software for use by healthcare organizations and clinicians;

•	Outpatient (clinic and physician office) software with electronic medical records and independent practice management functionality;

•	Professional services related to implementation and use of our software;

•	Consulting services to help our clients improve their operations;

•	IT outsourcing; and

•	Remote hosting of client IT systems, including our software and third-party software.

Software

We offer a suite of enterprise solutions that help our clients improve their clinical, financial, and operational outcomes. The underlying Eclipsys XA architecture and ObjectsPlus/XATM application development technology provide a solid foundation for improved performance across the enterprise. Among other things, our software is designed to:

•	Integrate clinical, financial and access processes throughout the healthcare enterprise for increased quality, cost-efficiency, revenue, and client satisfaction;

•

Reconcile orders related to the patient’s care between departments and units within one healthcare location, as well as between caregivers across different venues and locations, including ambulatory settings, for improved efficiency and safety during patient handoffs, admission and discharge;

•	Gather patient demographic information and support appropriate resource utilization through integrated scheduling and registration solutions;

•	Improve financial performance through reduced days in accounts receivable, increased cash collections, and inventory control;

•

Provide clinicians with access to patient information, evidence-based clinical content and supporting references such as medical journals, as well as information regarding costs and effects of patient tests and treatments; and

•	Permit simultaneous access to real-time patient information by multiple users from access points throughout the clinical environment and from remote locations.

Our latest-generation clinical and access solutions utilize the same architecture and share the same health data repository, while being adapted for the workflows of different environments. This enables Eclipsys' clients to tie together their workflows and operations across the entire continuum of care. Further, we have been committed to building our software on, and re-engineering and migrating existing software to, an open architecture based on the Microsoft.NET Framework and other industry-standard technologies. We believe this approach allows our software to be more extensible and easier to integrate with a client’s legacy and ancillary systems, and enables healthcare organizations to continue to derive value from their existing technology investments, and add other software as functional needs and resources dictate, including the ability to embed and present evidence-based content.

Our XA-based solutions are designed to prevent the isolation of information and duplication of functionality that can occur with other information technology systems. We believe that this approach helps to enable a faster, more cost-effective implementation of our software, simplify software maintenance and provide a lower total cost of ownership.

Sunrise EnterpriseTM comprises the following clinical, access, financial and departmental solutions:

•

Sunrise Clinical ManagerTM includes the major integrated modules Sunrise Acute Care™, Sunrise Ambulatory Care™, Sunrise Critical Care™, Sunrise Emergency Care™ and Sunrise Pharmacy™. Sunrise Clinical Manager enables a physician or other authorized clinician to view patient data and enter orders quickly from any point in the enterprise, providing evidence-based clinical decision support at the time of order entry.

•

Sunrise Access Manager TM, which also shares the Sunrise Clinical Manager platform and health data repository, includes Sunrise Enterprise SchedulingTM and Sunrise Enterprise Registration TM. It enables healthcare providers to identify a patient at any time within a hospital and to collect and maintain patient information on an enterprise-wide basis.

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

Eclipsys Performance Management™ solution suite is a newly formed grouping of our recently acquired and existing executive tools that support direct patient care-related activities, as well as operational performance management. These tools help healthcare organizations streamline and automate manual processes required to gather, analyze and display enterprise-wide information. These solutions also enable hospital’s senior and department level management to more easily identify areas requiring intervention, leading to improvements in clinical quality, regulatory compliance, cost-efficiency and patient satisfaction. Core components of the Eclipsys Performance Management solution suite are:

•

Sunrise EPSi TM is an integrated performance improvement solution that provides comprehensive enterprise business decision support to help healthcare organizations take control of their financial, clinical and operational performance. Sunrise EPSi features an integrated database, enabling hospitals to leverage data across all functional areas — budgeting/planning, cost accounting, patient financial/clinical analysis and productivity.

•

Sunrise Patient Flow TM is a set of integrated and clinically focused software solutions and services that helps hospitals to optimize patient flow, bed management, bed turnover and patient transport. The solutions support streamlined communications, enhanced operating efficiency, and empower knowledge based decision making.

•

Sunrise Clinical Analytics TM automates surveillance and regulatory reports to help hospitals improve quality and reduce costs associated with hospital-acquired conditions and substandard utilization by enabling them to act in the moment during a patient visit – not just review reports retrospectively to track trending. This flexible multi-layered clinical intelligence application allows for clinical, financial, and performance improvement through near real-time reporting and helps organizations eliminate the labor-intensive process associated with manually extracting chart data.

Other Clinical/Ancillary solutions include:

•

Sunrise Record Manager™ provides comprehensive, enterprise health information management document and image-management functions. It enables healthcare organizations to effectively manage patient medical records, ranging from Joint Commission-compliance deficiency and chart completion management functions, and medical records abstracting, utilizing industry-standard encoders.

•

Sunrise Laboratory™ provides a comprehensive set of tools that help manage the data surrounding the testing of samples that are received in the laboratory. It is designed to streamline workflow and improve productivity, cost effectiveness and quality of the different processes within inpatient or outpatient laboratories. Sunrise Laboratory results are transmitted to the Sunrise Clinical Manager Health Data Repository to become part of the patient’s comprehensive electronic medical record. Sunrise Laboratory also has the related Sunrise Blood Bank™ solution to support the information and workflow needs of blood bank operations.

•

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

Eclipsys’ Electronic Medical Record and Practice Management solutions are a comprehensive set of Web-based physician practice information solutions that help physicians operate their practices, and help health systems better connect with physicians, and physicians with their patients. Solutions include:

•

Eclipsys PeakPracticeTM is an integrated electronic medical record and practice management solution that enables the automation of key workflows in a physician’s practice. The electronic medical record element supports electronic orders and results, point-of-care documentation, e-prescribing and instant access to patient information. The practice management element includes a comprehensive and workflow-based dashboard, up-to-date information on appointments, patient insurance, current billing and accounts receivable status, viewed and updated in real time. The solutions can also be implemented independently.

•	PeakPractice EMRTM is an electronic medical record solution that interfaces with existing practice management systems.

•	PeakPractice PMTM is an independent practice management solution.

•	Eclipsys PeakPractice SCTM (supply chain) is a web-based inventory management application that electronically tracks and orders medical supplies and inventory for physician practices.

•	MediNotes eTM is an electronic medical record solution that helps physicians automate practices, including e-prescribing capabilities.

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

Remote Hosting. We offer remote hosting services to our clients. Under this offering, we assume responsibility for processing Eclipsys and/or non-Eclipsys applications for our clients using equipment and personnel at our facilities. This minimizes the capital investment, operating expense, and management challenges for our clients of maintaining the environment, equipment and technical staff required to support an organization’s IT operations.

Information Technology Outsourcing. Eclipsys provides full, partial or transitional IT outsourcing services to our clients. We assume partial to total responsibility for a healthcare organization’s IT operations using our employees and assets. These services include facilities management, by which we assume responsibility for all aspects of client internal IT operations, as well as network outsourcing, which relieves our clients of the need to secure, maintain or transition an expensive IT infrastructure in a rapidly changing technological environment. These services may also include remote hosting. In one or more combinations, these services help our clients to minimize the capital investment involved in staffing and maintaining its IT operations while preventing the possible disruption to healthcare delivery.

Sales and Marketing

Our sales and marketing efforts target healthcare providers of a variety of sizes and specialties, including small, stand-alone hospitals, large multi-entity healthcare systems, academic medical centers, community hospitals, physician practices, and other healthcare organizations. We sell our software and services primarily in North America and are expanding into international markets. Our sales force includes a core group of sales people organized by geography and dedicated to either new business or existing client sales. Separate sales teams focusing on certain specialty solution areas, such as ancillary department software (e.g. Pharmacy, Laboratory and Radiology), as well as our performance management, electronic medical record and practice management solutions, outsourcing and/or remote hosting, etc., further support the regionalized sales teams. Peak Practice is also sold through value-added resellers.

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

Sales to North Shore-Long Island Jewish Health System represented 10.7% and 10.3% of our total revenues in 2008 and 2007, respectively. In 2006, no individual customer represented 10.0% or more of our total revenues.

Seasonality

Our revenues have historically been lower in the first quarter of the year and greater in the fourth quarter of the year; however, this did not occur in 2008, due primarily to the recent disruptions in the financial markets that adversely affected the availability of capital for our clients and our potential clients, which adversely affected revenue in the fourth quarter of 2008 as compared to the first quarter of 2008.

International

As of December 2008, our India operations include two offices and approximately 600 employees. We believe that India provides access to educated professionals to work on software research, development and support, as well as other functions, at an economically effective cost and also represents a potential new market for our software.

We continue to focus on expanding our international business, including our operations in India and sales of our solutions outside of North America, such as the Asia-Pacific region and the Middle East.

Research and Development

Our software is based on Microsoft’s .NET Framework and other industry standards. We use Microsoft’s Solutions Framework development methodology to gauge the quality and performance of our software development efforts.

Our latest-generation clinical and access solutions utilize the same architecture and share the same Health Data Repository and many other components, while being adapted for the workflows of different environments. This enables Eclipsys clients to tie together their workflows and operations across the entire continuum of care. Further, our software is built upon an open architecture that supports the secure exchange of data between systems, as well as the ability to embed and present content.

Our commitment to deliver world-class products means continued investment in software development. Our key development sites are located in Atlanta, Georgia; Boston, Massachusetts; Malvern, Pennsylvania; Richmond, British Columbia, Canada; Vadodara, India; and Pune, India. In recent years we have significantly expanded our software development efforts in India, which enables us to respond more efficiently and cost effectively to changes in our software design and product development strategy.

Our spending on research and development (including capitalized software development costs) was $79.6 million, $77.4 million and $71.9 million in 2008, 2007 and 2006, respectively.

Competition

Eclipsys faces intense competition in the marketplace. We are confronted by rapidly changing technology, evolving user needs and the frequent introduction by our competitors of new and enhanced software. Our principal competitors in our software business include Cerner Corporation, Epic Systems Corporation, Medical Information Technology, Inc., GE Healthcare, McKesson Corporation, and Siemens AG. Other software competitors include providers of practice management, general decision support and database systems, as well as segment-specific applications and healthcare technology consultants. Our services business competes with large consulting firms, as well as independent providers of technology implementation and other services. Our outsourcing business competes with large national providers of technology solutions such as IBM Corporation, Computer Sciences Corp., and Perot Systems Corporation, as well as smaller firms. Several of our existing and potential competitors are better established, benefit from greater name recognition and have significantly more financial, technical and marketing resources than we do. In addition, some competitors, particularly those with a more diversified revenue base or that are privately held, may have greater flexibility than we do to compete aggressively on the basis of price. Vigorous and evolving competition could lead to a loss of our market share or pressure on our prices and could make it more difficult to grow our business profitably.

The principal factors that affect competition within our market include software functionality, performance, flexibility and features, use of open industry standards, speed and quality of implementation and client service and support, company reputation, price and total cost of ownership. We anticipate continued consolidation in both the information technology and healthcare industries and large integrated technology companies may become more active in our markets, both through acquisition and internal investment. There is a finite number of hospitals and other healthcare providers in our target market. As costs fall, technology improves, and market factors continue to compel investment by healthcare organizations in software and services like ours, market saturation may change the competitive landscape in favor of larger competitors with greater economies of scale.

Employees

As of December 31, 2008, we had approximately 2,800 employees — 2,200 in North America and 600 overseas, primarily in India with a small number in Asia and in the Middle East. Our success depends significantly on our continued ability to attract and retain highly skilled and qualified personnel. Competition for such personnel is intense in our industry, particularly for software developers, implementation and service consultants and sales and marketing personnel. We cannot be assured that we will continue to attract and retain qualified personnel. Our employees are not represented by any labor unions. We consider our relations with our employees to be good.

Financial Information about Geographic Areas

Revenues are attributed to geographical areas based on customer’s geographical location. Our revenues by geographic area are summarized below (in thousands):

	Year ended December 31,
	2008	2007	2006
United States	$484,240	$444,474	$394,536
Canada	26,410	31,761	30,592
Other	5,112	1,298	2,414

Total	$515,762	$477,533	$427,542

A summary of our long-lived assets by geographic area is summarized below (in thousands):

	December 31,
	2008	2007
United States	$437,663	$107,918
Canada	2,542	938
India	6,071	3,454

Total	$446,276	$112,310

ITEM 1A. RISK	FACTORS

Many risks affect our business. These risks include, but are not limited to, those described below, each of which may be relevant to decisions regarding an investment in or ownership of our stock. We have attempted to organize the description of these risks into logical groupings to enhance readability, but many of the risks interrelate or could be grouped or ordered in other ways, so no special significance should be attributed to these groupings or order. The occurrence of any of these risks could have a significant adverse effect on our reputation, business, financial condition or results of operations.

RISKS RELATING TO DEVELOPMENT AND OPERATION OF OUR SOFTWARE

Our software may not operate properly, which could damage our reputation and impair our sales.

Software development is time consuming, expensive and complex. Unforeseen difficulties can arise. We may encounter technical obstacles and additional problems that prevent our software from operating properly. Client environments and practice patterns are widely divergent; consequently, there is significant variability in the configuration of our software from client to client, and we are not able to identify, test for, and resolve in advance all issues that may be encountered when clients place the system into use at their facilities. If our software contains errors or does not function consistent with software specifications or client expectations, clients could assert liability claims against us and/or attempt to cancel their contracts with us. These risks are generally more significant for newer software, until it has been used for enough time in enough client locations for us to have addressed issues that are discovered through use in disparate circumstances and environments, and for new installations, until potential issues associated with each new client’s particular environment and configurability are identified and addressed. Due to our ongoing development efforts, at any point in time, we generally have significant software that could be considered relatively new and therefore more vulnerable to these risks. It is also possible that future releases of our software, which would typically include additional features, may be delayed or may require additional work to address issues that may be discovered as the software comes into use in our client base. If we fail to deliver software with the features and functionality promised to our clients, we could be subject to significant contractual damages and face serious harm to our reputation, and our results of operations could be negatively impacted.

Our software development efforts may be inefficient or ineffective, which could adversely affect our results of operations.

We face intense competition in the marketplace and are confronted by rapidly changing technology, evolving user needs and the frequent introduction of new software and enhancements by our competitors to meet the needs of clients. As a result, our future success will depend in part upon our ability to enhance our existing software and services, and to timely develop and introduce competing new software and services with features and pricing that meet changing client and market requirements. We schedule and prioritize these development efforts according to a variety of factors, including our perceptions of market trends, client requirements, and resource availability. Our software is complex and requires a significant investment of time and resources to develop, test, and introduce into use. This can take longer than we expect. We may encounter unanticipated difficulties that require us to re-direct or scale-back our efforts and we may need to modify our plans in response to changes in client requirements, market demands, resource availability, regulatory requirements, or other factors. These factors place significant demands upon our software development organization, require complex planning and decision making, and can result in acceleration of some initiatives and delay of others. If we do not manage our development efforts efficiently and effectively, we may fail to produce, or timely produce, software that responds appropriately to our clients’ needs, or we may fail to meet client expectations regarding new or enhanced features and functionality.

As we evolve our offering in an attempt to anticipate and meet market demand, clients and potential clients may find our software and services less appealing. In addition, if software development for the healthcare information technology market becomes significantly more expensive due to changes in regulatory requirements or healthcare industry practices, or other factors, we may find ourselves at a disadvantage to larger competitors with more financial resources to devote to development. If we are unable to enhance our existing software or develop new software to meet changing healthcare information technology market requirements and standards in a timely manner, demand for our software could suffer.

Market changes could decrease the demand for our software, which could harm our business and decrease our revenues.

The healthcare information technology market is characterized by rapidly changing technologies, evolving industry standards and new software introductions and enhancements that may render existing software obsolete or less competitive. Our position in the market could erode rapidly due to the development of regulatory or industry standards that our software may not fully meet or due to changes in the features and functions of competing software, as well as the pricing models for such software. Our future success will depend in part upon our ability to enhance our existing software and services, and to timely develop and introduce competing new software and services with features and pricing that meet changing client and market requirements. If our products rapidly become obsolete, it makes it more difficult to recover the cost of product development, which could adversely affect our operating results.

Our software strategy is dependent on the continued development and support by Microsoft of its .NET Framework and other technologies.

Our software strategy is substantially dependent upon Microsoft’s .NET Framework and other Microsoft technologies. If Microsoft were to cease actively supporting .NET or other technologies that we use, fail to update and enhance them to keep pace with changing industry standards, encounter technical difficulties in the continuing development of these technologies or make them unavailable to us, we could be required to invest significant resources in re-engineering our software. This could lead to lost or delayed sales, loss of functionality, client costs associated with platform changes, unanticipated development expenses and harm our reputation, and would cause our financial results and business to suffer.

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

Failure of security features of our software could expose us to significant liabilities and harm our reputation.

Clients use our systems to store and transmit highly confidential patient health information. Because of the sensitivity of this information, security features of our software are very important. If, notwithstanding our efforts, our software security features do not function properly, or client systems using our software are compromised, we could face claims for contract breach, fines, penalties and other liabilities for violation of applicable laws or regulations, significant costs for remediation and re-engineering to prevent future occurrences, and serious harm to our reputation.

RISKS RELATED TO SALES AND IMPLEMENTATION OF OUR SOFTWARE

Our sales process can be long and expensive and may not result in revenues. In addition, the length of our sales and implementation cycles may adversely affect our operating results.

We typically experience long sales and implementation cycles. How and when to implement, replace, expand or substantially modify an information system, or modify or add business processes, are major decisions for healthcare organizations, our target client market. Furthermore, our software generally requires significant capital expenditures by our clients. The sales cycle for our software ranges from 6 to 18 months or more from initial contact to contract execution. Our implementation cycle has generally ranged from 6 to 36 months from contract execution to completion of implementation. During the sales and implementation cycles, we will expend substantial time, effort and resources preparing contract proposals, negotiating the contract and implementing the software. Our sales efforts may not result in a sale, in which case, we will not realize any revenues to offset these expenditures. If we do complete a sale, accounting principles may not allow us to recognize revenues in the same periods in which corresponding sales and implementation expenses were incurred. Additionally, any decision by our clients to delay purchasing or implementing our software or reduce the scope of products purchased would likely adversely affect our results of operations.

We may experience implementation delays that could harm our reputation and violate contractual commitments.

Some of our software is complex and requires a lengthy and expensive implementation process. Implementation also requires our clients to make a substantial commitment of their own time and resources and to make significant organizational and process changes, and if our clients are unable to fulfill their implementation responsibilities in a timely fashion, our projects may be delayed or become less profitable. Each client’s situation is different, and unanticipated difficulties and delays may arise as a result of failures by us or the client to meet our respective implementation responsibilities or other factors. Because of the complexity of the implementation process, delays are sometimes difficult to attribute solely to us or the client. Implementation delays could motivate clients to delay payments or attempt to cancel their contracts with us or seek other remedies from us. Any inability or perceived inability to implement our software consistent with a client’s schedule could harm our reputation and be a competitive disadvantage for us as we pursue new business. Our ability to improve sales depends upon many factors, including successful and timely completion of implementation and successful use of our software in live environments by clients who are willing to become reference sites for us.

Implementation costs may exceed our expectations, which can negatively affect our operating results.

Each client’s circumstances may include unforeseen issues that make it more difficult or costly than anticipated to implement our software. As a result, we may fail to project, price or manage our implementation services correctly. If we do not have sufficient qualified personnel to fulfill our implementation commitments in a timely fashion, related revenue may be delayed, and if we must supplement our capabilities with third-party consultants, which are generally more expensive, our costs will increase. Similarly, our operating results will be negatively affected if our personnel take longer than budgeted to implement our solutions.

Some of our software is complex and highly configurable and many clients value our ability to adapt the software to their specific needs. However, this high degree of configurability has resulted in significant implementation costs, which have made our offering too expensive for some clients. Our ability to reach our goals for expansion into smaller clients and in the international market, and to sell to clients with budgetary constraints, depends upon our ability to develop less costly ways of implementing our most complex software.

Our earnings can vary significantly depending on periodic software revenues.

In any financial reporting period, the periodic software revenues include traditional license fees associated with sales made in the financial reporting period, as well as revenues from contract backlog that had not previously been recognized pending contract performance that occurred or was completed during the period, and certain other activities during the period associated with existing client relationships. Although these periodic software revenues represent a relatively small portion of our overall revenue in any period, they generally have high margins, and are therefore an important element of our earnings in any period. These periodic revenues can fluctuate because economic conditions, market factors, client-specific situations, and other issues can result in significant variations in the type and magnitude of sales and other contract and client activity in any period. These variations make it difficult to predict the nature and amount of these periodic revenues. We believe economic conditions, and resulting cash conservation by clients, adversely affected our periodic software revenues in the second half of 2008, and if these conditions and client reactions continue in 2009, or if for other reasons periodic software revenues in any period decline from prior periods or fall short of our expectations, our earnings will be adversely affected.

RISKS RELATED TO OUR INFORMATION TECHNOLOGY (“IT”) OR TECHNOLOGY SERVICES

Various risks could interrupt clients’ access to their data residing in our service center, exposing us to significant costs and other liabilities.

We provide remote hosting services that involve running our software and third-party vendors’ software for clients in our Technology Solutions Center. The ability to access the systems and the data that the Technology Solution Center hosts and supports on demand is critical to our clients. Our operations and facilities are vulnerable to interruption and/or damage from a number of sources, many of which are beyond our control, including, without limitation: (i) power loss and telecommunications failures; (ii) fire, flood, hurricane and other natural disasters; (iii) software and hardware errors, failures or crashes; and (iv) computer viruses, hacking and similar disruptive problems. We attempt to mitigate these risks through various means including redundant infrastructure, disaster recovery plans, separate test systems and change control and system security measures, but our precautions may not protect against all problems. If clients’ access is interrupted because of problems in the operation of our facilities, we could be exposed to significant claims by clients or their patients, particularly if the access interruption is associated with problems in the timely delivery of medical care. We maintain disaster recovery and business continuity plans that rely upon third-party providers of related services, and if those vendors fail us at a time that our center is not operating correctly, we could fail to fulfill our contractual service commitments, which could result in a loss of revenue and liability under our client contracts. Furthermore, any significant instances of system downtime could negatively affect our reputation and ability to sell our remote hosting services.

Any breach of confidentiality of client or patient data in our possession could expose us to significant expense and harm our reputation.

We must maintain facility and systems security measures to preserve the confidentiality of data belonging to our clients and their patients that resides on computer equipment in our Technology Solution Center or that is otherwise in our possession. Notwithstanding the efforts we undertake to protect data, our measures can be vulnerable to infiltration as well as unintentional lapse, and if confidential information is compromised, we could face claims for contract breach, penalties and other liabilities for violation of applicable laws or regulations, significant costs for remediation and re-engineering to prevent future occurrences, and serious harm to our reputation.

Recruiting challenges and higher than anticipated costs in outsourcing our clients’ IT operations may adversely affect our profitability.

We provide outsourcing services that involve operating clients’ IT departments using our employees. At the initiation of these relationships, clients often require us to hire, at substantially the same compensation, the entire IT staff that had been performing the services we take on. In these circumstances, our costs may be higher than we target unless and until we are able to transition the workforce, methods and systems to a more scalable model. Various factors can make this transition difficult, including geographic dispersion of client facilities and variation in client needs, IT environments, and system configurations. Also, under some circumstances, we may incur significant costs as a successor employer by inheriting obligations of that client for which we may not be indemnified. Further, facilities management contracts require us to provide the IT services specified by contract, and in some places it can be difficult to recruit qualified IT personnel. Changes in circumstances or failure to assess the client’s environment and scope our services accurately can mean we must hire more staff than we anticipated in order to meet our responsibilities. If we have to increase salaries or relocate personnel, or hire more people than we anticipated, our operating results will be adversely affected.

Inability to obtain consents needed from third party software providers could impair our ability to provide remote IT or technology services.

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

We face intense competition in the marketplace. We are confronted by rapidly changing technology, evolving user needs and the frequent introduction by our competitors of new and enhanced software. Our principal competitors in our software business include Cerner Corporation, Epic Systems Corporation, Medical Information Technology, Inc., GE Healthcare, McKesson Corporation, and Siemens AG. Other software competitors include providers of practice management, general decision support and database systems, as well as segment-specific applications and healthcare technology consultants. Our services business competes with large consulting firms, as well as independent providers of technology implementation and other services. Our outsourcing business competes with large national providers of technology solutions such as IBM Corporation, Computer Sciences Corp., and Perot Systems Corporation, as well as smaller firms. Several of our existing and potential competitors are better established, benefit from greater name recognition and have significantly more financial, technical and marketing resources than we do. In addition, some competitors, particularly those with a more diversified revenue base or that are privately held, may have greater flexibility than we do to compete aggressively on the basis of price. Vigorous and evolving competition could lead to a loss of our market share or pressure on our prices and could make it more difficult to grow our business profitably.

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

A significant part of our revenue comes from relatively high-margin legacy software that was installed by our clients many years ago. We attempt to convert clients using legacy software to our newer generation software, but such conversions may require significant investments of time and resources by clients. As the marketplace becomes more saturated and technology advances, there will be competition to retain existing clients, particularly those using older generation products, and loss of this business would adversely affect our results of operations.

The healthcare industry faces financial constraints that could adversely affect the demand for our software and services.

The healthcare industry faces significant financial constraints. For example, managed healthcare puts pressure on healthcare organizations to reduce costs, and regulatory changes and payor requirements have reduced reimbursements to healthcare organizations. For example, the Inpatient Prospective Payment System rules, published by the Centers for Medicare & Medicaid in the U.S., identified several “hospital-acquired conditions” for which treatment will no longer be reimbursed by Medicare. Federal, state and local governments and private payors are imposing other requirements that may have the effect of reducing payments to healthcare organizations. Our software often involves a significant financial commitment by our clients. Our ability to grow our business is largely dependent on our clients’ information technology budgets, which in part depends on the client’s cash generation and access to other sources of liquidity. Recent financial market disruptions have adversely affected the availability of external financing, and led to tighter lending standards and volatile interest rates. These factors can reduce access to cash for our clients and potential clients. In addition, many of our clients’ budgets rely in part on investment earnings, which decrease when portfolio investment values decline. Economic factors are causing many clients to take a conservative approach to investments, including the purchase of systems like we sell. If healthcare information technology spending declines or increases more slowly than we anticipate, demand for our software could be adversely affected and our revenue could fall short of our expectations. Challenging economic conditions also may impair the ability of our clients to pay for our software and services for which they have contacted. As a result, reserves for doubtful accounts and write-offs of accounts receivable may increase.

Healthcare industry consolidation could put pressure on our software prices, reduce our potential client base and reduce demand for our software.

Many healthcare organizations have consolidated to create larger healthcare enterprises with greater market power. If this consolidation trend continues, it could reduce the size of our target market and give the resulting enterprises greater bargaining power, each of which may lead to erosion of the prices for our software. In addition, when healthcare organizations combine they often consolidate infrastructure including IT systems, and acquisitions of our clients could erode our revenue base.

Changes in standards applicable to our software could require us to incur substantial additional development costs.

Integration and interoperability of the software and systems provided by various vendors are important issues in the healthcare industry. Market forces, regulatory authorities and industry organizations are causing the emergence of standards for software features and performance that are applicable to our products. Healthcare delivery and ultimately the functionality demands of the electronic health record are now expanding to support community health, public health, public policy and population health initiatives. In addition, interoperability and health information exchange features that support emerging and enabling technologies are becoming increasingly important to our clients and require us to undertake large scale product enhancements and redesign.

For example, the Certification Commission for Healthcare Information Technology, or CCHIT, is developing comprehensive sets of criteria for the functionality, interoperability, and security of healthcare software in the U.S. Achieving CCHIT certification is evolving as a de facto competitive requirement, resulting in increased research and development expense to conform to these requirements. Similar dynamics are evolving in international markets. CCHIT requirements may diverge from our software’s characteristics and our development direction. We may choose not to apply for CCHIT certification of certain modules of our software or to delay applying for certification. The CCHIT application process requires conformity with 100% of all criteria applicable to each module in order to achieve certification and there is no assurance that we will receive or retain certification for any particular module notwithstanding application. Certification for a software module lasts for two years and must then be re-secured, and certification requirements evolve, so even certifications we receive may be lost.

U.S. government initiatives and related industry trends are resulting in comprehensive and evolving standards related to interoperability, privacy, and other features that are becoming mandatory for systems purchased by governmental healthcare providers and other providers receiving governmental payments, including Medicare and Medicaid reimbursement. Various state and foreign governments are also developing similar standards which may be different and even more demanding.

Our software does not conform to all of these standards, and conforming to these standards is expected to consume a substantial and increasing portion of our development resources. If our software is not consistent with emerging standards, our market position and sales could be impaired and we will have to upgrade our software to remain competitive in the market. We expect compliance with these kinds of standards to become increasingly important to clients and therefore to our ability to sell our software. If we make the wrong decisions about compliance with these standards, or are late in conforming our software to these standards, or if despite our efforts our software fails standards compliance testing, our reputation, business, financial condition and results of operations could be adversely affected.

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

The risks and challenges associated with operations outside the United States may include: the need to modify our software to satisfy local requirements and standards, including associated expenses and time delays; laws and business practices favoring local competitors; compliance with multiple, conflicting and changing governmental laws and regulations, including healthcare, employment, tax, privacy, healthcare information technology, and data and intellectual property protection laws and regulations; laws regulating exports of technology products from the United States and foreign government restrictions on acquisitions of U.S.-origin products; fluctuations in foreign currency exchange rates; difficulties in setting up foreign operations, including recruiting staff and management; and longer accounts receivable payment cycles and other collection difficulties. One or more of these requirements and risks may preclude us from operating in some markets and may cause our operating results and reputation to suffer.

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

As a result of the voluntary review of historical stock option practices we undertook from February to May 2007, we concluded that incorrect measurement dates were used for accounting for certain prior stock option grants. As a result, we recorded additional non-cash stock-based compensation expense, and related tax effects, with regard to certain past stock option grants, and we restated certain previously filed financial statements. In 2008 we settled related stockholder derivative litigation. We believe these restatements reflect appropriate judgments in determining the correct measurement dates for our stock option grants, and to date those judgments have not been challenged. We believe the settlement of the derivative suit effectively ends litigation of this matter. However, as with other aspects of our financial statements, the results of our stock option review are subject to regulatory review and additional claims and there is a risk that we may have to further restate prior period results or incur additional costs as a result of such a review or proceeding.

We have a history of operating losses and future profitability is not assured.

We experienced operating losses in the years ended December 31, 2003 through 2006. Although we reported operating income for the years ended December 31, 2007 and 2008, we may incur losses in the future, and it is not certain that we will sustain or increase our recent profitability.

Our operating results may fluctuate significantly and may cause our stock price to decline.

We have experienced significant variations in revenues and operating results from quarter to quarter. Our operating results may continue to fluctuate due to a number of factors, including:

•	the performance of our software and our ability to promptly and efficiently address software performance shortcomings or warranty issues;

•	the cost, timeliness and outcomes of our software development and implementation efforts, including expansion of our presence in India;

•	the timing, size and complexity of our software sales and implementations;

•	healthcare industry conditions and the overall demand for healthcare information technology;

•	variations in periodic software license revenues;

•	the financial condition of our clients and potential clients;

•	market acceptance of new services, software and software enhancements introduced by us or our competitors;

•	client decisions regarding renewal or termination of their contracts;

•	software and price competition;

•	investment required to support our international expansion efforts;

•	personnel changes and other organizational changes and related expenses;

•	significant judgments and estimates made by management in the application of generally accepted accounting principles;

•	healthcare reform measures and healthcare regulation in general;

•	lower investment returns due to recent disruptions in U.S. and international financial markets; and

•	fluctuations in general economic and financial market conditions, including interest rates.

It is difficult to predict the timing of revenues that we receive from software sales, because the sales cycle can vary depending upon several factors. These include the size and terms of the transaction, the changing business plans of the client, the effectiveness of the client’s management, general economic conditions and the regulatory environment. In addition, the timing of our revenue recognition could vary considerably depending upon whether our clients license our software under our subscription model or our traditional licensing arrangements, and current economic conditions are motivating some clients to prefer subscription contracting to traditional licenses, which can result in commensurate decreases in, or failure to achieve our expectations for, in-period license revenue and associated margin. Because a significant percentage of our expenses are relatively fixed, a variation in the timing of sales and implementations could cause significant variations in operating results from quarter to quarter. We believe that period-to-period comparisons of our historical results of operations are not necessarily meaningful. Investors should not rely on these comparisons as indicators of future performance.

In addition, prices for our common stock may be influenced by investor perception of us and our industry in general, research analyst recommendations, and our ability to meet or exceed quarterly performance expectations of investors or analysts.

Early termination of client contracts or contract penalties could adversely affect results of operations.

Client contracts can change or terminate early for a variety of reasons. Change of control, financial issues, declining general economic conditions or other changes in client circumstances may cause us or the client to seek to modify or terminate a contract. Further, either we or the client may generally terminate a contract for material uncured breach by the other. If we breach a contract or fail to perform in accordance with contractual service levels, we may be required to refund money previously paid to us by the client, or to pay penalties or other damages. Even if we have not breached, we may deal with various situations from time to time for the reasons described above which may result in the amendment or termination of a contract. These steps can result in significant current period charges and/or reductions in current or future revenue.

Because in many cases we recognize revenues for our software monthly over the term of a client contract, downturns or upturns in sales will not be fully reflected in our operating results until future periods.

We recognize a significant portion of our revenues from clients monthly over the terms of their agreements, which are typically 5-7 years and can be up to 10 years. As a result, much of the revenue that we report each quarter is attributable to agreements executed during prior quarters. Consequently, a decline in sales, client renewals, or market acceptance of our software in one quarter may negatively affect our revenues and profitability in future quarters. In addition, we may be unable to rapidly adjust our cost structure to compensate for reduced revenues. This monthly revenue recognition also makes it more difficult for us to rapidly increase our revenues through additional sales in any period, as a significant portion of revenues from new clients or new sales may be recognized over the applicable agreement term.

Loss of revenue from large clients could have significant negative impact on our results of operations and overall financial condition.

During the fiscal year ended December 31, 2008, approximately 40% of our revenues were attributable to our 20 largest clients. In addition, approximately 39% of our accounts receivable as of December 31, 2008 were attributable to 20 clients. One client represented 10.7% of our revenues. Loss of revenue from significant clients or failure to collect accounts receivable, whether as a result of client payment default, contract termination, or other factors could have a significant negative impact on our results of operation and overall financial condition.

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

Funds invested in auction rate securities may not be liquid or accessible for in excess of 12 months, and our auction rate securities may experience further fair value adjustments or other-than-temporary declines in value, which would adversely affect our financial condition, cash flow and reported earnings.

Our investment portfolio is primarily invested in auction rate securities, or ARS. Beginning in February 2008, negative conditions in the credit and capital markets resulted in failed auctions of our ARS. The ratings on some of the ARS in our portfolio have been downgraded, and there can be no assurances that there will be no further rating downgrades. As of December 31, 2008, we recorded changes in fair value of these securities of $8.8 million in accumulated other comprehensive income and $3.9 million as a charge to earnings. See Note D – “Investments” in Notes to the Consolidated Financial Statements for further information. If uncertainties in the credit and capital markets continue, these markets deteriorate further or we experience further rating downgrades on any investments in our portfolio, funds associated with these securities may not be liquid or available to fund current operations for in excess of 12 months. This could result in further fair value adjustments or other-than-temporary impairments in the carrying value of our investments, which could negatively affect our financial condition, cash flow and reported earnings.

Our commercial credit facility subjects us to operating restrictions and risks of default.

On August 26, 2008, we entered into a credit agreement with certain lenders and Wachovia Bank, as Administrative Agent, providing for a senior secured revolving credit facility in the aggregate principal amount of $125 million. This credit facility is subject to certain financial ratio and other covenants that could restrict our ability to conduct business as we might otherwise deem to be in our best interests, and breach of these covenants could cause the debt to become immediately due. In such an event, our liquid assets might not be sufficient to repay in full the debt outstanding under the credit facility. Such an acceleration also would expose us to the risk of liquidation of collateral assets at unfavorable prices.

The conditions of the U.S. and international financial markets may adversely affect our ability to draw on our credit facility.

The U.S. and international credit markets contracted significantly during the second half of 2008. If one or more of the financial institutions that have extended credit commitments to us under our credit facility are adversely affected by the conditions of the U.S. and international capital markets, they may become unwilling or unable to fund borrowings under their credit commitments to us. In such a case we might not be able to locate replacement lenders or other sources of financing, which could have a material and adverse impact on our ability to fund working capital, capital expenditures, acquisitions, research and development and other corporate needs.

Inability to obtain other financing could limit our ability to conduct necessary development activities and make strategic investments.

Although we believe at this time that our available cash and cash equivalents and the cash we anticipate generating from operations will be adequate to meet our foreseeable needs, we could incur significant expenses or shortfalls in anticipated cash generated as a result of unanticipated events in our business or competitive, regulatory, or other changes in our market. As a result, we may in the future need to obtain other financing. The availability of such financing is limited by the tightening of the global credit markets. In addition, the commitment under our credit facility expires on August 26, 2011. Our ability to renew such credit facility or to enter into a new credit facility to replace the existing facility could be impaired if current market conditions continue or worsen. In addition, if credit is available, lenders may seek more restrictive lending provisions and higher interest rates that may reduce our borrowing capacity and increase our costs, which could have a material adverse effect on our business.

If other financing is not available on acceptable terms, or at all, we may not be able to respond adequately to these changes or maintain our business, which could adversely affect our operating results and the market price of our common stock. Alternatively, we may be forced to obtain additional financing by selling equity, and this could be dilutive to our existing stockholders.

RISKS OF LIABILITY TO THIRD PARTIES

Our software and content are used by clinicians in the course of treating patients. If our software fails to provide accurate and timely information or is associated with faulty clinical decisions or treatment, clients, clinicians or their patients could assert claims against us that could result in substantial cost to us, harm our reputation in the industry and cause demand for our software to decline.

We provide software and content that provides information and tools for use in clinical decision-making, provides access to patient medical histories and assists in creating patient treatment plans. If our software fails to provide accurate and timely information, or if our content or any other element of our software is associated with faulty clinical decisions or treatment, we could have liability to clients, clinicians or their patients. The assertion of such claims, whether or not valid, and ensuing litigation, regardless of its outcome, could result in substantial cost to us, divert management’s attention from operations and decrease market acceptance of our software. We attempt to limit by contract our liability for damages and to require that our clients assume responsibility for medical care and approve all system rules and protocols. Despite these precautions, the allocations of responsibility and limitations of liability set forth in our contracts may not be enforceable, may not be binding upon our client’s patients, or may not otherwise protect us from liability for damages. We maintain general liability and errors and omissions insurance coverage, but this coverage may not continue to be available on acceptable terms or may not be available in sufficient amounts to cover one or more large claims against us. In addition, the insurer might disclaim coverage as to any future claim. One or more large claims could exceed our available insurance coverage.

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

Some of the software modules we offer to clients are provided by third parties. We often rely upon these third parties to produce software that meets our clients’ needs and to implement and maintain that software. If these third parties are unable or unwilling to fulfill their responsibilities, our relationships with affected clients could be impaired, and we could be responsible to clients for the failures. We might not be able to recover from these third parties for any or all of the costs we incur as a result of their failures.

Any acquisitions we undertake may be disruptive to our business and could have an adverse effect on our future operations and the market price of our common stock.

An important element of our business strategy has been expansion through acquisitions and while there is no assurance that we will identify and complete any future acquisitions, any acquisitions would involve a number of risks, including the following:

•	The anticipated benefits from the acquisition may not be achieved, including as a result of loss of customers or personnel of the target.

•

The identification, acquisition and integration of acquired businesses require substantial attention from management. The diversion of management’s attention and any difficulties encountered in the transition process could hurt our business.

•

The identification, acquisition and integration of acquired businesses requires significant investment, including to harmonize product and service offerings, expand management capabilities and market presence, and improve or increase development efforts and software features and functions.

•	In future acquisitions, we could issue additional shares of our common stock, incur additional indebtedness or pay consideration in excess of book value, which could dilute future earnings.

•	Acquisitions also expose us to the risk of assumed known and unknown liabilities.

•	New business acquisitions generate significant intangible assets that result in substantial related amortization charges to us and possible impairments.

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

•	comply with rigorous regulations governing the pre-clinical and clinical testing, manufacture, distribution, labeling and promotion of medical devices; and/or

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

Clients use our systems to store and transmit highly confidential patient health information and data. State and federal laws and regulations and their foreign equivalents govern the collection, security, use, transmission and other disclosures of health information. These laws and regulations may change rapidly and may be unclear, or difficult or costly to apply.

Federal regulations under the Health Insurance Portability and Accountability Act of 1996, or HIPAA, and related laws and regulations, impose national health data standards on healthcare providers that conduct electronic health transactions, healthcare clearinghouses that convert health data between HIPAA-compliant and non-compliant formats, and health plans and entities providing certain services to these organizations. These standards require, among other things, transaction formats and code sets for electronic health transactions; protect individual privacy by limiting the uses and disclosures of individually identifiable health information; and require covered entities to implement administrative, physical and technological safeguards to ensure the confidentiality, integrity, availability and security of individually identifiable health information in electronic form. Most of our clients are covered by these regulations and require that our software and services adhere to HIPAA standards, and evolving privacy regulations are expected to apply to us directly. Any failure or perception of failure of our software or services to meet HIPAA standards and related regulations could adversely affect demand for our software and services and force us to expend significant capital, research and development and other resources to modify our software or services to address the privacy and security requirements of our clients.

States and foreign jurisdictions in which we or our clients operate have adopted, or may adopt, privacy standards that are similar to or more stringent than the federal HIPAA privacy standards. This may lead to different restrictions for handling individually identifiable health information. As a result, our clients may demand, and we may be required to provide information technology solutions and services that are adaptable to reflect different and changing regulatory requirements which could increase our development costs. In the future, federal, state or foreign governmental or regulatory authorities or industry bodies may impose new data security standards or additional restrictions on the collection, use, transmission and other disclosures of health information. We cannot predict the potential impact that these future rules may have on our business. However, the demand for our software and services may decrease if we are not able to develop and offer software and services that can address the regulatory challenges and compliance obligations facing us and our clients.

RISKS RELATED TO OUR PERSONNEL AND ORGANIZATION

Our growing operations in India expose us to risks that could have an adverse effect on our results of operations.

We now have a significant workforce employed in India engaged in a broad range of development, support and corporate infrastructure activities that are integral to our business and critical to our profitability. This involves significant challenges that are increased by our lack of prior experience managing operations in India. Further, while there are certain cost advantages to operating in India, significant growth in the technology sector in India has increased competition to attract and retain skilled employees with commensurate increases in compensation costs. In the future, we may not be able to hire and retain such personnel at compensation levels consistent with our existing compensation and salary structure. Many of the companies with which we compete for hiring experienced employees have greater resources than we have and may be able to offer more attractive terms of employment. In addition, our operations in India require ongoing capital investments and expose us to foreign currency fluctuations, which may significantly reduce or negate any cost benefit anticipated from such expansion.

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

Our board of directors has the authority to issue up to 5,000,000 shares of preferred stock. Our board of directors can fix the price, rights, preferences, privileges and restrictions of the preferred stock without any further vote or action by our stockholders. The issuance of shares of preferred stock may discourage, delay or prevent a merger or acquisition of our company. The issuance of preferred stock may result in the loss of voting control to other stockholders. We have no current plans to issue any shares of preferred stock and we terminated, effective as of May 8, 2008, our stockholder rights agreement, which used preferred stock purchase rights designed to enable our board of directors to better respond to any takeover efforts. However, we could implement a new stockholder rights plan in the future, or make other uses of preferred stock to inhibit a potential acquisition of the company.

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

We are also subject to provisions of Section 203 of the Delaware General Corporation Law which prohibits us from engaging in any business combination with an interested stockholder for a period of three years from the date the person became an interested stockholder, unless certain conditions are met. These provisions make it more difficult for stockholders or potential acquirers to acquire us without negotiation and may apply even if some of our stockholders consider the proposed transaction beneficial to them. For example, these provisions might discourage a potential acquisition proposal or tender offer, even if the acquisition proposal or tender offer is at a premium over the then current market price for our common stock. These provisions could also limit the price that investors are willing to pay in the future for shares of our common stock.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

Our corporate headquarters are located in Atlanta, Georgia under a lease that expires in September 2017. In addition, we maintain leased office space in Irvine, California; San Jose, California; Farmington, Connecticut; West Des Moines, Iowa; Rockville, Maryland; Boston, Massachusetts; St. Louis, Missouri; Mountain Lakes, New Jersey; Malvern, Pennsylvania; Richmond, British Columbia, Canada; Vadodara, India; Pune, India; Dubai, United Arab Emirates; and certain small offices for remote employees. These leases expire at various times through September 2013.

Item 3.	Legal Proceedings

See Note N, “Commitments and Contingencies” in Notes to the Consolidated Financial Statements.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our stockholders during the fourth quarter of 2008.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our common stock has been publicly traded on the NASDAQ Global Select Market under the symbol “ECLP” since our initial public offering on August 6, 1998. The following table sets forth, for the quarters indicated, the high and low sales prices of our common stock as reported by the NASDAQ Global Select Market:

	High	Low
2007
First quarter	$21.93	$17.81
Second quarter	$21.38	$18.17
Third quarter	$25.40	$19.76
Fourth quarter	$26.09	$21.80
2008
First quarter	$26.16	$19.50
Second quarter	$22.14	$18.36
Third quarter	$23.31	$17.58
Fourth quarter	$21.09	$11.62

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

Comparative Stock Performance

The following graph compares the cumulative total stockholder return on our common stock from December 31, 2003 to December 31, 2008 with the cumulative total return of (i) the companies traded on the NASDAQ Global Select Market (the “NASDAQ Composite Index”) and (ii) the NASDAQ Computer & Data Processing Index. The graph assumes the investment of $100.00 on December 31, 2003 in (i) our Voting Common Stock, (ii) the NASDAQ Composite Index and (iii) the NASDAQ Computer & Data Processing Index, and assumes that any dividends are reinvested.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Eclipsys Corporation, The NASDAQ Composite Index

And The NASDAQ Computer & Data Processing Index

*	$100 invested on 12/31/03 in stock & index-including reinvestment of dividends.

Fiscal year ending December 31.

	Cumulative Total Return
	12/03	12/04	12/05	12/06	12/07	12/08
Eclipsys Corporation	100.00	175.52	162.63	176.63	217.44	121.91
NASDAQ Composite	100.00	110.08	112.88	126.51	138.13	80.47
NASDAQ Computer & Data Processing	100.00	115.62	118.29	133.40	158.91	90.83

The Eclipsys Corporation index is based upon the closing prices of Eclipsys common stock on the last trading day of 2003, 2004, 2005, 2006, 2007 and 2008 of $11.64, $20.43, $18.93, $20.56, $25.31, and $14.19 respectively. On February 23, 2009, the closing price of Eclipsys common stock was $10.00.

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

Holders of Record

As of February 23, 2009, we had approximately 350 stockholders of record.

Issuer Purchases of Equity Securities

The following table sets forth information with respect to purchases by Eclipsys of its equity securities registered pursuant to Section 12 of the Exchange Act during the quarter ended December 31, 2008:

Period	(a) Total Number of Shares of Common Stock Purchased		(b) Average Price Paid Per Share of Common Stock	(c) Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares of Common Stock that May Yet Be Purchased Under the Plans or Programs
October 1-31, 2008	—		—	—	—
November 1-30, 2008	—		—	—	—
December 1-31, 2008	30,232	[1]	$12.18	—	—

Total	30,232		$12.18	—	—

[1]

These shares were tendered to the Company by employees holding common stock initially issued to them in the form of restricted stock awards in order to reimburse the Company for income tax deposits paid by the Company on their behalf in respect of taxable income resulting from scheduled vesting of restricted shares.

Item 6.	Selected Financial Data

The Consolidated Statements of Operations for the years ended December 31, 2008, 2007 and 2006, and the Consolidated Balance Sheet data as of December 31, 2008 and 2007, are derived from our audited Consolidated Financial Statements appearing elsewhere in this Annual Report on Form 10-K. The Consolidated Statements of Operations for the years ended December 31, 2005 and 2004, and the consolidated balance sheet data as of December 31, 2006, 2005, and 2004, are derived from audited Consolidated Financial Statements that have not been included in this filing.

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

Consolidated Statements of Operations

(in thousands, except per share data)

	Year Ended December 31,
	2008	2007	2006	2005	2004
Revenues:
Systems and services	$495,643	$460,853	$409,450	$370,380	$282,124
Hardware	20,119	16,680	18,092	12,962	26,951

Total revenues	515,762	477,533	427,542	383,342	309,075

Costs and expenses:
Cost of systems and services (excluding depreciation and amortization shown below)	280,694	263,557	237,617	225,131	168,748
Cost of hardware	16,945	12,230	14,592	11,055	22,949
Sales and marketing	85,911	76,172	63,391	64,080	65,599
Research and development	61,435	56,480	57,768	51,771	58,187
General and administrative	38,457	32,677	24,972	19,479	15,951
Depreciation and amortization	22,098	17,924	15,736	14,659	13,284
In-process research and development charge	850	—	—	—	—
Restructuring charge	—	1,175	14,670	—	—

Total costs and expenses	506,390	460,215	428,746	386,175	344,718

Income (loss) from operations	9,372	17,318	(1,204)	(2,833)	(35,643)
Gain on sale of assets	4,370	12,761	—	—	—
Gain (loss) on investments, net	(609)	—	—	—	—
Interest expense	(2,117)	—	—	—	—
Interest income	6,074	7,070	5,335	3,102	1,614

Income (loss) before income taxes	17,090	37,149	4,131	269	(34,029)
(Benefit) provision for income taxes	(82,416)	(3,992)	38	—	—

Net income (loss)	$99,506	$41,141	$4,093	$269	$(34,029)

Net income (loss) per common share:
Basic net income (loss) per common share	$1.84	$0.78	$0.08	$0.01	$(0.73)

Diluted net income (loss) per common share	$1.81	$0.76	$0.08	$0.01	$(0.73)

Basic weighted average common shares outstanding	54,089	52,737	51,472	47,947	46,587

Diluted weighted average common shares outstanding	54,953	54,004	52,948	50,638	46,587

Balance Sheet Data

	(in thousands)
	December 31,
	2008	2007	2006	2005	2004
Cash and cash equivalents	$108,304	$22,510	$41,264	$76,693	$122,031
Marketable securities	154	168,925	89,549	37,455	—
Working capital	79,004	163,763	89,597	52,245	46,891
Total assets	708,875	436,721	363,278	328,671	296,004
Long-term obligations	105,000	—	—	—	—
Stockholder's equity	397,997	258,014	190,656	145,529	122,758

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis should be read in conjunction with our consolidated financial statements, including the notes thereto, which are included elsewhere in this report.

EXECUTIVE OVERVIEW

About the Company

Eclipsys is a leading provider of advanced integrated clinical, revenue cycle and performance management software, and professional services that help healthcare organizations improve clinical, financial, and operational outcomes. We develop and license proprietary software and content that is designed for use in connection with many of the key clinical, financial and operational functions that healthcare organizations require. Among other things, our software:

•	enables physicians, nurses and other clinicians to coordinate care through shared electronic medical records, place orders and access and share information about patients;

•	helps our clients optimize the healthcare revenue cycle, including patient admissions, scheduling, invoicing, inventory control and cost accounting;

•	supports clinical and financial planning and analysis; and

•	provides information for use by physicians, nurses and other clinicians through clinical content, which is integrated with our software.

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

With the exception of hardware revenues, we classify our revenues in one caption (systems and services) in our statement of operations since the amount of license revenue related to traditional software contracts is less than 10% of total revenues and the remaining revenue types included in this caption relate to bundled subscription arrangements and other services arrangements that have similar attribution patterns for revenue recognition. Our income statement items of revenue are as follows:

•

Systems and services revenues include revenues derived from a variety of sources, including software licenses and contractual software maintenance, and professional services, which include implementation, training and consulting services. Our systems and services revenues include both “subscription” software license revenues and software maintenance revenues (which are like recognized ratably over the contractual term) and license revenues related to “traditional” software contracts (which are generally recognized upon delivery of the software and represents less than 10% of total revenues). For some clients, we host the software applications licensed from us remotely on our own servers, which saves such clients the cost of procuring and maintaining hardware and related facilities. For other clients, we offer an outsourced solution in which we assume partial to total responsibility for a healthcare organization’s information technology operations using our employees. Margins on the license and maintenance revenue are generally significantly higher than those on the professional services revenues.

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

We continue to focus on expanding our international business, including our operations in India and sales of our solutions outside of North America, such as the Asia-Pacific region and the Middle East. As of December 2008, our India operations have expanded to include two offices and approximately 600 employees. We believe that India provides access to educated professionals to work on software research, development and support, as well as other functions, at an economically effective cost, and also represents a potential new market for our software.

In 2008, Eclipsys acquired Enterprise Performance Systems, Inc. (“EPSi”), MediNotes Corporation (“MediNotes”), and Premise Corporation (“Premise”). Each of these companies added strategic new products that are expected to help improve our competitive position and also drive additional revenue growth.

•

In February 2008, we acquired EPSi, a provider of business performance improvement solutions that help healthcare executives better manage the business of healthcare by providing actionable financial management and decision support data from all functional areas, which include budgeting/planning, cost accounting, patient and financial/clinical analysis.

•

In October 2008, we acquired MediNotes, an industry leader in physician practice information solutions. This addition helps us more effectively support healthcare enterprises’ community strategies, to better coordinate care between clinicians and patients, and puts us in one of the fastest growing markets in healthcare, practice management and electronic medical records.

•

In December 2008, we acquired Premise, expanding our portfolio of solutions that help our clients improve operational performance, which also includes EPSi software and our growing portfolio of analytics solutions. This acquisition expands our range of solutions to help our clients improve operational performance. Premise’s software solutions and services for bed management, bed turnover, and transport help optimize patient flow, streamline communications, and enhance operational efficiency.

Business Environment

Our industry, healthcare information technology, is highly competitive and subject to numerous government regulations and industry standards. Sales of Eclipsys’ solutions can be affected significantly by many competitive factors, including the features and cost of our solutions as compared to the offerings of our competitors, our marketing effectiveness, and the success of our research and development of new and enhanced solutions. We anticipate that the healthcare information technology industry will continue to grow and be seen as a way to curb growing healthcare costs while also improving the quality of healthcare.

New Accounting Pronouncements

See Note B to our consolidated financial statements for a description of new accounting pronouncements.

Critical Accounting Policies

We believe there are several accounting policies that are critical to the understanding of our historical and future performance as these policies affect the reported amount of revenues and expenses and other significant areas and involve management’s most difficult, subjective or complex judgments and estimates. On an ongoing basis, management evaluates and adjusts its estimates and judgments, if necessary. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingencies. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be materially different from those estimates. These critical accounting policies relate to revenue recognition, allowance for doubtful accounts, capitalized software development costs, stock based compensation and income taxes. Please refer to Note B of the audited Consolidated Financial Statements for further discussion of our significant accounting policies.

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

We recognize revenues in accordance with the provisions of Statement of Position (“SOP”) 97-2 “Software Revenue Recognition,” as amended by SOP 98-9, Staff Accounting Bulletin (“SAB”) 104 “Revenue Recognition,” and Emerging Issues Task Force (“EITF”) 00-21 “Revenue Arrangements with Multiple Deliverables.” SOP 97-2 and SAB 104, as amended, require among other matters, that there be a signed contract evidencing an arrangement exists, delivery has occurred, the fee is fixed or determinable, collectibility is probable, and remaining obligations under the agreement are insignificant.

Many of our contracts with our clients are multiple element arrangements that provide for multiple software modules including the rights to unspecified future versions and releases we may offer within the software suites the client purchases or rights to unspecified software versions that support different hardware or operating platforms, and that do not qualify as exchange rights. We refer to these arrangements as subscription contracts. Additionally, we sometimes enter into multiple element arrangements that do not include these rights to unspecified future software or platform protection rights. We refer to these arrangements as traditional software contracts. Finally, we offer much of our software and services on a stand-alone basis. Revenue under each of these arrangements is recognized as set forth below:

Subscription Contracts

Our subscription contracts typically include the following elements:

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

We enter into traditional multiple-element arrangements that can include the following elements:

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

Software Contracts Requiring Contract Accounting

We enter into certain multiple element arrangements containing milestone provisions in which the professional services are considered essential to the functionality of the software. Under these arrangements, software license fees and professional service revenues are recognized using the percentage-of-completion method over the implementation period which generally ranges from 12 to 36 months. Under the percentage-of-completion method, revenue and profit are recognized throughout the term of the implementation based upon estimates of total labor hours incurred and revenues to be generated over the term of the implementation. Changes in estimates of total labor hours and the related effect on the timing of revenues and profits are recognized in the period in which they are determinable. Accordingly, changes in these estimates could occur and have a material effect on our operating results in the period of change.

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

Professional services represent incremental services marketed to clients including implementation, consulting, and training services. Professional services revenues, where VSOE is based on prices from stand-alone transactions, are recognized as services are performed.

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

We record reimbursable out-of-pocket expenses in both systems and services revenues and as a direct cost of systems and services in accordance with EITF 01-14, “Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred.” For 2008, 2007, and 2006 reimbursable out-of-pocket expenses were $11.7 million, $11.6 million, and $9.0 million, respectively.

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

Capitalized Software Development Costs

We capitalize a portion of our computer software development costs incurred subsequent to establishing technological feasibility. These costs include salaries, benefits, consulting and other directly related costs incurred in connection with programming and testing software. Capitalization ceases when the software is generally released for sale to clients. Management monitors the net realizable value of development costs to ensure that the investment will be recovered through future revenues. Capitalized software development costs were $18.2 million, $20.9 million, and $14.1 million for the years ended December 31, 2008, 2007, and 2006, respectively. These costs are amortized over the greater of (i) the ratio of current revenues to total and anticipated future revenues for the applicable software or (ii) the straight-line method over three years. During 2008, 2007, 2006 all of our capitalized software costs were amortized over a three year period. Amortization of capitalized software development costs, which is included in cost of systems and services, was $18.7 million, $15.0 million, and $17.5 million for the years ended December 31, 2008, 2007, and 2006, respectively. Accumulated amortization of capitalized software development costs was $32.4 million and $23.8 million as of December 31, 2008 and 2007, respectively.

Stock-Based Compensation

We account for stock-based employee compensation arrangements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123(R) “Share-Based Payment,” as adopted effective January 1, 2006. We elected to adopt SFAS 123(R) using the modified prospective method. Under this method, compensation cost recognized during the year ended December 31, 2008, includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 amortized over the awards’ vesting period, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R) amortized on a straight-line basis over the awards’ vesting period. The fair value of stock options is estimated at the date of grant using the Black-Scholes option pricing model with weighted average assumptions for the activity under our stock plans. Option pricing model input assumptions such as expected term, expected volatility, and risk-free interest rate, impact the fair value estimate. Further, the forfeiture rate impacts the amount of aggregate compensation. These assumptions are subjective and generally require significant analysis and judgment to develop. When estimating fair value, some of the assumptions were based on or determined from external data (for example, the risk free interest rate) and other assumptions were derived from our historical experience (for example volatility). The appropriate weight to place on historical experience is a matter of judgment, based on relevant facts and circumstances.

We have elected to use the simplified method for estimating our expected term equal to the midpoint between the vesting period and the contractual term as allowed by SAB 107, “Share-Based Payment.” Staff Accounting Bulletin 110, “Year-End Help for Expensing Employee Stock Options,” for options granted after December 31, 2007 requires the use of historical data to estimate an expected term unless the company significantly changes the terms of its share-option grants. The grants the Company issued after December 31, 2007 have a contractual term of 7 years, which differs from the contractual term of the historical grants (generally 10 years). Therefore, we do not have sufficient historical data to estimate the expected term for current option issuances. Accordingly, we continue to use the simplified method. Additionally, this reduction in contractual term has lowered our assumption of our expected term.

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

Based upon the Company’s results of operations in recent years, and its expected profitability in this and future years, the Company has concluded, effective September 30, 2008, that it is more likely than not that substantially all of its net U.S. deferred tax assets will be realized. As a result, in accordance with SFAS 109, substantially all of the valuation allowance applied to such net deferred tax assets was reversed in 2008. Reversal of the valuation allowance resulted in a non-cash income tax benefit in 2008 totaling $86.9 million.

As of December 31, 2008, a valuation allowance of approximately $0.2 million has been established against the U.S. state and Canada deferred tax assets that management does not believe are more likely than not to be realized. This determination is based primarily on the Company’s projected expiration of net operating losses in various state jurisdictions. We will continue to assess the requirement for a valuation allowance on a quarterly basis.

In the third quarter of 2008, the Company completed its analysis of research and development expenditures for eligibility to qualify for a research and development (“R&D”) tax credit. Accordingly, the Company recorded a deferred tax asset and related tax benefit of $10.6 million. As of December 31, 2008, the Company has total R&D tax credit carryforwards of $13.8 million. In 2019, $0.6 million of the R&D credits begin to expire.

In the fourth quarter of 2007, we concluded that it was more likely than not that the deferred tax assets in Canada would be recovered from future taxable income. Accordingly, in 2007, we recorded a tax benefit of approximately $5 million for the reversal of the tax valuation allowance related to our Canadian operation.

As of December 31, 2008, we had U.S. net operating loss carry forwards for federal income tax purposes of approximately $293.8 million. Of this amount, $10.5 million expires in 2018 and $39.1 million expires in 2019; the balance expires in varying amounts through 2027. Of the total U.S. net operating loss carry forward, approximately $96.1 million relates to stock-option tax deductions which will be tax-effected and the benefit credited as additional paid-in-capital when realized. Additionally, the Company has Canadian net operating loss carryovers of approximately $27.7 million that expire in varying amounts through 2026. Our Indian subsidiary is entitled to a tax holiday which expires in 2009.

Goodwill

SFAS No. 142, “Goodwill and Other Intangible Assets,” classifies intangible assets into three categories: (1) intangible assets with definite lives subject to amortization; (2) intangible assets with indefinite lives not subject to amortization; and (3) goodwill. For intangible assets with definite lives, tests for impairment must be performed if conditions exist that indicate the carrying value may not be recoverable. For intangible assets with indefinite lives and goodwill, tests for impairment must be performed at least annually or more frequently if events or circumstances indicate that assets might be impaired. Our acquired technology and other intangible assets determined to have definite lives are amortized over their useful lives. In accordance with SFAS No. 142, if conditions exist that indicate the carrying value may not be recoverable, we review such intangible assets with definite lives for impairment. Such conditions may include an economic downturn in a market or a change in the assessment of future operations. Goodwill is not amortized. We perform tests for impairment of goodwill annually, or more frequently if events or circumstances indicate it might be impaired. We have only one reporting unit for which all goodwill is assigned. Impairment tests for goodwill include comparing the fair value of the company compared to the comparable carrying value, including goodwill.

RESULTS OF OPERATIONS

Statement of Operations Data

(in thousands, except percentages and per share data)

	For The Years Ended December 31,		Change ($)	Change (%)	For The Years Ended December 31,		Change ($)	Change (%)
	2008	2007			2007	2006
Revenues:
Systems and services	$495,643	$460,853	$34,790	7.5%	$460,853	$409,450	$51,403	12.6%
Hardware	20,119	16,680	3,439	20.6%	16,680	18,092	(1,412)	-7.8%

Total revenues	515,762	477,533	38,229	8.0%	477,533	427,542	49,991	11.7%

Costs and expenses:
Cost of systems and services (excluding depreciation and amortization shown below)	280,694	263,557	17,137	6.5%	263,557	237,617	25,940	10.9%
Cost of hardware	16,945	12,230	4,715	38.6%	12,230	14,592	(2,362)	-16.2%
Sales and marketing	85,911	76,172	9,739	12.8%	76,172	63,391	12,781	20.2%
Research and development	61,435	56,480	4,955	8.8%	56,480	57,768	(1,288)	-2.2%
General and administrative	38,457	32,677	5,780	17.7%	32,677	24,972	7,705	30.9%
Depreciation and amortization	22,098	17,924	4,174	23.3%	17,924	15,736	2,188	13.9%
In-process research and development charge	850	—	850	*	—	—	—	*
Restructuring charge	—	1,175	(1,175)	*	1,175	14,670	(13,495)	-92.0%

Total costs and expenses	506,390	460,215	46,175	10.0%	460,215	428,746	31,469	7.3%

Income (loss) from operations	9,372	17,318	(7,946)	-45.9%	17,318	(1,204)	18,522	*
Gain on sale of assets	4,370	12,761	(8,391)	*	12,761	—	12,761	*
Gain (loss) on investments	(609)	—	(609)	*	—	—	—	*
Interest expense	(2,117)	—	(2,117)	*	—	—	—	*
Interest income	6,074	7,070	(996)	-14.1%	7,070	5,335	1,735	32.5%

Income before taxes	17,090	37,149	(20,059)	-54.0%	37,149	4,131	33,018	799.3%
Provision for income taxes	(82,416)	(3,992)	(78,424)	*	(3,992)	38	(4,030)	*

Net income	$99,506	$41,141	$58,365	141.9%	$41,141	$4,093	$37,048	905.2%

Basic net income per common share	$1.84	$0.78	$1.08		$0.78	$0.08	$0.70

Diluted net income per common share	$1.81	$0.76	$1.07		$0.76	$0.08	$0.68

*	Not meaningful

2008 compared to 2007

Revenues

Total revenues increased by $38.2 million, or 8.0%, for the year ended December 31, 2008 as compared to the year ended December 31, 2007. The acquisition of EPSi in February 2008 accounted for $10.9 million of the increase. The acquisition of MediNotes in October 2008 accounted for $2.2 million of the increase. Although revenues increased 8.0% in 2008, we experienced a decrease in the growth rate in the fourth quarter of 2008, as revenues for the three months ended December 31, 2008 grew only 1.9% compared to the three months ended December 31, 2007.

Systems and Services Revenues

Systems and services revenues increased by $34.8 million, or 7.5%, for the year ended December 31, 2008 as compared to the year ended December 31, 2007. The overall increase for the year ended December 31, 2008 resulted from increases of $32.8 million in revenues recognized on a ratable basis and $4.3 million in professional services revenues offset by a decrease of $2.3 million in periodic revenues.

•

Revenues Recognized Ratably - Revenues recognized ratably from software, maintenance, outsourcing and remote hosting were $334.3 million for the year ended December 31, 2008, an increase of $32.8 million, or 10.9%, as compared to year ended December 31, 2007. The increase was due to new sales bookings in previous periods for our solutions, remote hosting related services, and outsourcing, resulting in growth in our recurring revenue base. Future growth in these revenues depends upon future bookings in excess of previous levels. In addition, the acquisition of EPSi in February 2008 added $1.7 million to our revenues recognized ratably for the year ended December 31, 2008. These increases were offset by a decrease of $2.0 million for the year ended December 31, 2008 as compared to the year ended December 31, 2007, as a result of the sale of our Clinical Practice Model Resource Center (CPMRC) business in late 2007.

•

Periodic Revenues - Periodic revenues for software related fees, third party software related fees and networking services (only 2007) were $37.1 million for the year ended December 31, 2008, as compared to $39.5 million for the year ended December 31, 2007, a decrease of $2.3 million. The table below summarizes the components of periodic revenues (in thousands):

	For The Years Ended December 31,		Change	% Change
	2008	2007
Eclipsys software related fees	$28,242	$21,505	$6,737	31.3%
Third party software related fees	8,879	9,096	(217)	-2.4%
Networking services	—	8,854	(8,854)	-100.0%

Total periodic revenues	$37,121	$39,455	$(2,334)	-5.9%

In any period, some software revenues can be considered one time in nature for that period, and we do not recognize these revenues on a ratable basis. These revenues include traditional license fees associated with new contracts signed in the period, including add-on licenses to existing clients and new client transactions, as well as revenues from contract backlog that had not previously been recognized pending contract performance that occurred or was completed during the period, and certain other activities during the period associated with client relationships. In the aggregate, these periodic revenues can contribute significantly to earnings in the period because relatively little in-period costs are associated with such revenues (other than those costs associated with networking services, which is applicable only to 2007). We expect these periodic revenues to continue to fluctuate as a result of significant variations in the type and magnitude of sales and other contract and client activity in any period, and these variations make it difficult to predict the nature and amount of these periodic revenues. The acquisition of EPSi in February 2008 contributed periodic software related fees revenues of $7.5 million for the year ended December 31, 2008. In addition, the acquisition of MediNotes in October 2008 contributed periodic software related fees revenues of $1.5 million for the year ended December 31, 2008.

Our periodic revenues may vary significantly, and fall below prior-period levels, if challenging economic conditions continue to motivate clients to defer capital investments, conserve cash and prefer software subscription contracting to traditional licensing arrangements. Periodic revenue from traditional software license arrangements carries high margins and contributes significantly to overall profitability in the transaction period, and increasing periodic software license revenue beyond 2008 levels is important to our ability to improve profitability. We believe economic conditions, and resulting cash conservation by clients, adversely affected our periodic software related fees revenues in the second half of 2008, and continuation of these conditions and client reactions will adversely affect our results of operations in 2009.

During 2007, we exited our networking services business and shifted any residual client network hardware needs to third party hardware providers. The related revenues are included in hardware revenues for the year ended December 31, 2008.

•

Professional Services Revenues - Professional services revenues, which include implementation, training and consulting related services, were $124.3 million for the year ended December 31, 2008, an increase of

$4.3 million, or 3.6%, as compared to the year ended December 31, 2007. The increase resulted primarily from higher utilization of our professional services team and increased activity associated with implementation of our software following increases in previous period software sales. In addition, the acquisition of EPSi in February 2008 and the acquisition of MediNotes in October 2008 added $1.7 million and $0.3 million respectively to our professional services revenues in 2008. These increases were offset by a decrease of $5.0 million for the year ended December 31, 2008 as compared to the year ended December 31, 2007, as a result of the sale of our Clinical Practice Model Resource Center (CPMRC) business in late 2007. Utilization of our professional services organization fell short of our expectations in the fourth quarter of 2008, and in response we are reducing professional services headcount. Demand for professional services in 2009 is uncertain.

Hardware Revenues

Hardware revenues increased by $3.4 million, or 20.6%, for the year ended December 31, 2008, as compared to the year ended December 31, 2007. During 2007, we exited our networking services business and shifted any residual client network hardware needs to third party hardware providers resulting in a shift from periodic revenues to hardware revenues. This shift contributed hardware revenues of $5.9 million for the year ended December 31, 2008.

Operating Expenses

Stock-based compensation

Stock-based compensation expense is included in cost of systems and services, sales and marketing, general and administrative, and research and development expenses. Total stock-based compensation was $17.3 million for the year ended December 31, 2008, up $6.1 million compared to the year ended December 31, 2007. Stock-based compensation expense increased in 2008 as compared to 2007 due to the timing of options issued (the majority of the 2008 stock-option grants occurred in the first half of 2008 while the majority of the 2007 grants occurred in the second half of 2007), an increase in restricted-stock grants; and a decrease in the vesting period for stock awards granted in 2008 as compared to 2007. The increase in stock compensation expense also reflected a change of the forfeiture rate application used in the calculation of stock-based compensation expense. Beginning with the third quarter of 2008, we elected to change the application of the forfeiture rate used in the calculation of stock-based compensation expense which resulted in a non-recurring incremental expense of $1.5 million.

Stock-based compensation expense in future periods depends upon equity award activity and changes in variables affecting the valuations of equity awards, as well as the timing of full vesting of awards and resulting cessation of associated expense.

Cost of Systems and Services

Our cost of systems and services increased $17.1 million, or 6.5%, for the year ended December 31, 2008 as compared to the year ended December 31, 2007. The increase reflects:

•

Labor related costs increased by $8.7 million, which includes higher wages and benefits of $9.3 million, higher stock-based compensation of $2.7 million, higher severance expenses of $2.2 million, partially offset by lower annual incentive compensation expense of $5.5 million. The increase in wages reflects higher average headcount supporting growth in the business. Growth slowed in our services business leading to headcount reductions in early 2009. Higher stock-based compensation was primarily due to factors discussed in the previous paragraph. Our reorganization of the services organization in the third quarter 2008 drove the increase in severance expense. The reduction in annual incentive compensation expense resulted from failure to meet minimum operating results required to fund payment of incentive compensation under our corporate bonus plan.

•

Third party software cost of services increased by $7.0 million included growth in our third party business and amounts recognized in the third quarter 2008 related to nonrecurring adjustments from prior periods and more contract activity requiring third party services as a result of exiting our network business.

•	Amortization of capitalized software increased by $3.6 million as a result of the release of SunriseXA 5.0 in December of 2007.

These increases were slightly offset by lower consulting and insurance fees in 2008.

Cost of Hardware

Cost of hardware increased $4.7 million or 38.6% for the year ended December 31, 2008 as compared to the year ended December 31, 2007 impacted by higher hardware sales and an incremental adjustment in the third quarter of 2008 of $1.7 million to correctly record certain third-party embedded software costs which were previously deferred. Increases in costs of hardware were also impacted by our networking services business during 2007, which shifted any residual network hardware activity to third party hardware providers. This shift created additional hardware costs related to increased third party hardware activity. The first nine months of 2008 were also impacted by higher software costs for reasons previously discussed for the third quarter of 2008.

Sales and Marketing

Our sales and marketing expenses increased $9.7 million, or 12.8%, for the year ended December 31, 2008 as compared to the year ended December 31 2007. The increase in sales and marketing expenses included higher labor related compensation and higher travel, sales trade shows, and other miscellaneous expenses in efforts to continue to grow the business. Higher labor related costs included higher stock-based compensation of $3.1 million, higher basic wages and related benefits of $6.7 million, partially offset by lower annual incentive compensation expense of $1.8 million resulting from failure to meet minimum operating results required to fund payment of incentive compensation under our corporate bonus plan and lower sales commissions of $2.9 million.

Research and Development

Our research and development expenses increased $5.0 million, or 8.8%, in the year ended December 31, 2008 as compared to the year ended December 31, 2007. For the year ended December 31, 2008, labor related costs increased $2.7 million impacted by higher wages and related benefits due to higher headcount in India, partially offset by a decrease in annual incentive compensation expense resulting from failure to meet minimum operating results required to fund payment of incentive compensation under our corporate bonus plan. The increase in 2008 research and development expenses also reflect a $2.8 million year-over-year decrease in internal labor cost capitalization due to completion of development work related to SunriseXA 5.0, which we released in December of 2007.

Our gross research and development spending, which consists of research and development expenses and capitalized software development costs of $79.6 million in 2008, increased $2.2 million compared to $77.4 million in 2007. This increase was due primarily to continued expansion of our research and development activities in supporting current and future growth in our business.

In summary, research and development expense for the years ended December 31, 2008 and 2007 were as follows (in thousands):

	For The Year Ended December 31,		Change ($)	Change (%)
	2008	2007
Research and development expenses	$61,435	$56,480	$4,955	8.8%
Capitalized software and development costs	18,177	20,943	(2,766)	-13.2%

Gross research and development expenditures	$79,612	$77,423	$2,189	2.8%
Amortization of capitalized software development costs	$18,668	$15,039	$3,629	24.1%

General and Administrative

Our general and administrative expenses increased $5.8 million, or 17.7%, in the year ended December 31, 2008 as compared to the year ended December 31, 2007. Increases in general and administrative costs include higher bad debt expense of $3.5 million due to write offs and reserves for specific receivables in 2008. Labor costs for the year ended December 31, 2008 compared to the year ended December 31, 2007 increased $1.7 million due to higher stock-based compensation expense of $1.0 million and higher labor and benefit costs of $2.6 million, partially offset by lower annual incentive compensation expense of $1.9 million resulting from failure to meet minimum operating results required to fund payment of incentive compensation under our corporate bonus plan. Other increases in general and administrative costs include higher rents and facilities costs due to office transition and build outs in India and Atlanta. These increases were partially offset by lower legal costs of $1.0 million in 2008 due to completion of the voluntary stock-option review in 2007 and to a lesser extent insurance recoveries associated with our derivative lawsuit recorded as a reduction in legal expense in 2008.

Depreciation and Amortization

Depreciation and amortization expense increased $4.2 million, or 23.3%, in the year ended December 31, 2008 as compared to the year ended December 31, 2007. The increase in depreciation and amortization is attributable primarily to $4.8 million of increased amortization related to intangible assets acquired in the 2008 acquisitions of EPSi and MediNotes. Due to the timing of these acquisitions and our acquisition of Premise on December 30, 2008, we expect amortization to increase approximately $7.0 million in 2009.

In-Process Research and Development Charge

Approximately $0.9 million of the purchase price of our acquisition of EPSi was allocated to in-process research and development and was charged to our income statement in the first quarter of 2008. The $0.9 million acquired in-process research and development was valued using the Multi-Period Excess Earnings Method by an independent appraisal firm. The material assumptions, underlying the purchase price allocation, were as follows: projected revenue assumptions, decay rate, cost assumptions, operating expense assumptions, charge assumptions for the use of contributory assets, and discount rate assumptions. At the date of acquisition, the technology was still in the research and development phase and had not yet been completed to a point of an existing or current product offering. At the time of acquisition, the projected cost to complete the project was $0.2 million. The in-process technology was incorporated within an EPSi product module that was released in January 2009.

Restructuring Charges

Restructuring charges were $1.2 million in 2007. The 2007 restructuring expenses related to the relocation of our corporate headquarters from Boca Raton, Florida to Atlanta, Georgia.

Gain on Sale of Assets

During 2008 we recorded additional gain on sale of assets of $4.4 million, resulting from the completion of post-closing milestones associated with the fourth quarter 2007 sale of our CPMRC business. In December of 2007 we recorded a $12.8 million gain on the original sale of the CPMRC business. See 2007 compared to 2006 results for additional disclosure on the sale of this business.

Loss on Auction Rate Security (ARS)

We recorded a net loss of $0.6 million during 2008. This net loss included a gain of $3.3 million associated with recording the fair value of a settlement agreement entered into with UBS in November 2008, which was more than offset by a $3.9 million loss reflecting the reduction of the fair value of our ARS purchased through UBS.

Interest Expense

We incurred interest expense of $2.1 million on borrowings under the $45.0 million short-term financing arrangement we entered into in February 2008 and repaid in May 2008, the $50.0 million short-term financing arrangement we entered into in May 2008 and repaid in August 2008, and the $105.0 million borrowed under the $125.0 million long-term financing arrangement we entered into in August 2008. The interest rate applicable to the borrowed amount is based, at our option, on the prime rate, one-month LIBOR rate, three-month LIBOR rate, six-month LIBOR rate or 12-month LIBOR rate at the initial debt draw date and interest rate contract end date plus an applicable margin. The applicable margin is based on our leverage ratio, as defined in the credit agreement and as of December 31, 2008 was 1.75%. Our leverage ratio increases to 2.0% in 2009 due to the increase in our outstanding debt. The effective interest rates at December 31, 2008 are as follows:

Outstanding Debt	Interest Rate
$ 51,000	3.95%
16,000	3.97%
38,000	4.00%

$105,000	3.97%

Borrowings increased from $0 to $105.0 million in stages during 2008, including borrowings of approximately $16 million in October and approximately $38 million in December. Borrowings are not expected to decrease in 2009.

Interest Income

Interest income decreased $1.0 million, or 14.4%, for the year ended December 31, 2008 as compared to year ended December 31, 2007. The decrease was attributable to lower interest rates in 2008 as compared to 2007 on our ARS due to failed Dutch auctions beginning in February 2008. Although the auctions failed, we continued to earn interest on the ARS, but only at the contractual rate.

Provision for Income Taxes

For the year ended December 31, 2008, we recorded an income tax benefit of $82.4 million as compared to an income tax benefit of $4.0 million for the year ended December 31, 2007. The change in income taxes was primarily related to the benefit of the release of our U.S. deferred tax asset valuation allowance and recognizing the benefit of research and development credits.

Beginning with the first quarter of 2009, we expect to begin providing for an income tax provision at a rate on income before taxes equal to our combined worldwide effective tax rate. However, our tax rate could be unfavorably impacted by share-based compensation shortfalls. A shortfall exists for a stock compensation award to the extent that the cumulative recognized book stock compensation expense for that award exceeds the associated tax deduction. Substantial amounts of stock compensation shortfalls could occur in 2009 because of the recent volatility of the Company’s common stock price. However, we are not able to predict the amount of the shortfalls. The Company must reflect a tax provision for stock compensation shortfalls because it has no pool of windfall tax benefits from stock compensation. The Company has no pool of windfall tax benefit because the Company has used the “with-and-without” or “incremental” approach for ordering tax benefits derived from the share-based payment of awards.

2007 compared to 2006

Revenues

Total revenues increased by $50.0 million, or 11.7% to $477.5 million, for the year ended December 31, 2007 as compared to the year ended December 31, 2006.

Systems and Services Revenues

Systems and services revenues increased by $51.4 million, or 12.6%, for the year ended December 31, 2007 as compared to the year ended December 31, 2006. Of this increase, $24.5 million was attributable to revenue recognized on a ratable basis, $20.9 million was attributable to revenue from professional services and $6.0 million was attributable to periodic revenues related to software licenses and other in-period related activities.

•

Revenues Recognized Ratably - Revenues recognized ratably from software, maintenance, outsourcing and remote hosting were $301.5 million, for the year ended December 31, 2007, an increase of $24.5 million, or 8.8%, as compared to year ended December 31, 2006. The increase was due to new sales bookings in previous periods for our solutions, remote hosting related services, and outsourcing, in previous periods, resulting in growth in our recurring revenue base. Future growth in these revenues depends upon future bookings in excess of previous levels.

•

Periodic Revenues - Periodic revenues for software related fees, third party software related fees and networking services were $39.5 million for the year ended December 31, 2007, as compared to $33.5 million for the year ended December 31, 2006, a decrease of $6.0 million or 17.9% over the prior year. The table below summarizes the components of periodic revenues (in thousands):

	For The Years Ended December 31,		Change $	Change %
	2007	2006
Eclipsys software related fees	$21,505	$12,975	$8,530	65.7%
Third party software related fees	9,096	7,952	1,144	14.4%
Networking services	8,854	12,550	(3,696)	-29.5%

Total periodic revenues	$39,455	$33,477	$5,978	17.9%

In any period, some software revenues can be considered one time in nature for that period, and we do not recognize these revenues on a ratable basis. These revenues include traditional license fees associated with new contracts signed in the period, including add-on licenses to existing clients and new client transactions, as well as revenues from contract backlog that had not previously been recognized pending contract performance that occurred or was completed during the period, and certain other activities during the period associated with client relationships. In the aggregate, these periodic revenues can contribute significantly to earnings in the period because relatively little in-period costs are associated with such revenues (other than those costs associated with networking services). We expect these periodic revenues to continue to fluctuate on an annual basis as a result of significant variations in the type and magnitude of sales and other contract and client activity in any period, and these variations make it difficult to predict the nature and amount of these periodic revenues. The increase in software related fees in 2007 was partially offset by lower revenues from networking services due to management’s decision in the third quarter of 2007 to stop selling networking products.

•

Professional Services Revenues - Professional services revenues, which include implementation, training and consulting related services, were $120.0 million for the year ended December 31, 2007, an increase of $20.9 million, or 21.1%, as compared to the year ended December 31, 2006. The increase in both periods resulted primarily from higher utilization of our professional services team and increased activity associated with implementation of our software following increases in previous period software sales.

Hardware Revenues

Hardware revenues decreased by $1.4 million, or 7.8%, for the year ended December 31, 2007, as compared to the year ended December 31, 2006. The decrease in revenues resulted from more clients choosing other hardware sources and/or reducing their hardware needs by opting for remote hosted solutions. As remote hosting reduces clients’ need for hardware, future hardware revenues may be negatively impacted. We expect hardware revenues to continue to fluctuate on an annual basis.

Operating Expenses

Cost of Systems and Services

Cost of systems and services increased by $25.9 million, or 10.9%, to $263.2 million, for the year ended December 31, 2007. The increase in cost of systems and services in 2007 was primarily attributable to the following:

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

Cost of Hardware

Cost of hardware decreased $2.4 million, or 16.2%, in 2007. The decrease in these costs was directly related to the lower hardware volumes discussed above, slightly offset by more favorable product margins. The gross margin percentage on hardware revenue increased to 26.0% in 2007 compared to 19.3% in 2006 impacted by changes in product mix.

Sales and Marketing

Sales and marketing expenses increased $12.8 million, or 20.2%, in 2007. The increase in sales and marketing expenses was primarily due to increased labor-related costs of $9.5 million on higher headcount, higher commissions on increased sales volumes and increased incentive compensation on improved financial performance. The increase was also related to additional expenses for tradeshows and marketing events designed to enhance market awareness of the Company’s solutions.

Research and Development

Research and development expenses were $56.5 million in 2007 compared to $57.8 million in 2006, a decrease of $1.0 million over the prior year. Research and development expense decreased due to the higher level of internal labor cost capitalization of $6.8 million associated with development work related to SunriseXA 5.0. SunriseXA 5.0 was released in December of 2007. The impact of higher cost capitalization was partially offset by higher labor-related costs of $6.2 million on increased headcount and higher incentive compensation on improved financial performance. Our gross research and development spending, which consists of research and development expenses and capitalized software development costs, increased $5.8 million to $77.7 million in 2007 compared to $71.9 million in 2006.

In summary, research and development expense was as follows:

	For The Year Ended December 31,		Change ($)	Change (%)
	2007	2006
Research and development expenses	$56,480	$57,768	$(1,288)	-2.2%
Capitalized software and development costs	$20,943	$14,106	$6,837	48.5%

Gross research and development expenditures	$77,423	$71,874	$5,549	7.7%
Amortization of capitalized software development costs	$15,039	$17,494	$(2,455)	-14.0%

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

The 2006 restructuring charges related to the reduction of headcount and the consolidation of office space. In January 2006, we effected a restructuring of our operations which included a reduction in headcount of approximately 100 individuals, as part of the reorganization of our company. This was undertaken to better align our organization, reduce costs, and re-invest some of the cost savings into client-related activities including client support and professional services. In December 2006, we realigned certain management resources and consolidated certain facilities to eliminate excess office space. The 2006 activities resulted in restructuring charges of $14.7 million in the year ended December 31, 2006. See Note L, “Restructuring” in the Notes to the Consolidated Financial Statements for further information.

Gain on Sale of Assets

In December 2007, the Company entered into an Asset Purchase Agreement with Elsevier Inc. (“Elsevier”) pursuant to which Elsevier acquired certain assets of our Clinical Practice Model Resource Center (“CPMRC”) business (including CPMRC’s proprietary clinical practice guidelines and related intellectual property), assumed certain CPMRC content customer contracts and retained related CPMRC employees for $23.1 million in cash. The transaction resulted in a net gain in 2007 of $12.8 million comprised of the following:

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

Interest Income

Interest income increased $1.7 million, or 32.5%, for the year ended December 31, 2007 as compared to the year ended December 31, 2006. The increase was due to increased marketable securities balances in 2007 as compared to 2006 and an improvement in yields on marketable securities in 2007.

(Benefit) Provision for Income Taxes

The income tax benefit was $4.0 million for the year ended December 31, 2007 as compared to a provision of $38,000 for the year ended December 31, 2006. The 2007 benefit resulted from the reversal of the valuation allowance related to our Canadian operations, offset by alternative minimum tax, as well as non-cash expense related to the utilization of pre-acquisition net operating losses pursuant to SFAS 109 “Accounting for Income Taxes.” The utilization of the pre-acquisition loss resulted in a corresponding reduction to goodwill. The 2007 benefit was also offset by accruals of probable foreign taxes and penalties relating to transfer pricing, pursuant to FIN 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of SFAS 109.”

Liquidity and Capital Resources

Overview

Cash and marketable securities at December 31, 2008 were $108.5 million representing an $83.0 million decrease from December 31, 2007. This decrease primarily reflects the reclassification of $103.9 million of our ARS from marketable securities to non-current assets. In addition, the company used $43.3 million in 2008 for purchases of property and equipment and capitalized software development costs. These uses of cash were offset by $73.4 million of cash inflow from operating activities. Our 2008 acquisitions were primarily debt funded.

Economic events in 2008, including the substantial decline in the global capital markets, as well as the lack of liquidity in the credit markets, could impact our clients’ ability to obtain financing. In addition, many of our clients’ budgets rely in part on investment earnings, which have suffered given recent declines in portfolio investment values. These recent events, to date, have not materially impacted the quality of our accounts receivable balances or our ability to access our credit facility as evidenced by our December 2008 borrowing of $38.0 million to fund the Premise Corporation acquisition price and related transaction fees. However, if challenging economic conditions persist, our clients’ future ability to pay for our software and services, for which they have contracted, may be impaired. As a result, reserves for doubtful accounts and write-offs of accounts receivable may increase, with corresponding decreases in cash collections.

2008

During the year ended December 31, 2008, operating activities provided $73.4 million of cash. Cash flow from operating activities reflected income generated from operations of $76.9 million, after adjusting for non cash items of $22.6 million, which included depreciation and amortization, in-process research and development charge, stock compensation, provision for bad debt, non cash deferred tax provision, gain on sale of assets and gain on sale of investments. Cash flow from operating activities after noncash items, described above, in 2008 as compared to 2007 increased by $4.8 million due to higher revenues and related cash collections in 2008.

Net changes in operating assets and liabilities contributed an adjustment of $5.3 million to reconcile net income to cash provided by operating activities. This adjustment comprises the following changes year over year:

•	an increase in accounts receivable of $20.9 million related to increased revenue in 2008 and higher 2009 maintenance activity billed in December 2008;

•	a decrease in prepaid expenses and other current assets of $2.1 million related to timing of cash payments;

•	an increase in accounts payable and other current liabilities of $9.0 million related to timing of our contractual obligations and payments;

•

a decrease in accrued compensation of $10.6 million due to payment of 2007 annual incentive compensation in 2008 and no accrual of expense for 2008 annual incentive compensation resulting from failure to meet minimum operating results required to fund payment under our corporate bonus plan;

•	an increase in other long term liabilities of $12.5 million due to recording of a FIN 48 liability and an increase in deferred rent primarily related to our Atlanta location; and

•	an increase in deferred revenue of $13.5 million due to higher 2009 maintenance activity billed in December 2008.

Investing activities used $96.8 million of cash which included $111.5 million, net of cash acquired, for our EPSi, MediNotes, and Premise acquisitions, $25.1 million of capital expenditures and $18.2 million for investment in software, partially offset by net sales of marketable securities of $51.6 million and $3.6 million received on the 2007 sale of our CPMRC business. We do not expect our 2008 acquisitions to materially impact our future liquidity. Capital expenditures included leasehold improvements for our new corporate headquarters facility in Atlanta, Georgia and our facility in British Columbia, Canada and investment in our facilities in Pune, India.

Financing activities provided cash inflow of $110.6 million, primarily consisting of net proceeds of $105.0 million from our secured financing described below. We also received $6.3 million from stock option exercises. Stock-option exercises subsided during the fourth quarter of 2008 due to the downturn in the economy and related drop in our stock price. The amount of cash that will be provided by future stock option exercises is uncertain.

2007

During the year ended December 31, 2007, operating activities provided $70.2 million of cash. Cash flow from operating activities reflected income generated from operations of $72.1 million, after adjusting for non cash items of $30.9 million, which included depreciation and amortization, stock compensation, provision for bad debt, non cash deferred tax provision, gain on sale of assets and gain on sale of investments. Cash flow from operating activities after noncash items, described above, in 2007 as compared to 2006 increased by $15.8 million due to higher revenues and related cash collections in 2007.

Net changes in operating assets and liabilities contributed an adjustment of $1.8 million to reconcile net income to cash provided by operating activities. This adjustment comprises the following changes year over year:

•	an increase in accounts receivable of $5.7 million related to increased revenue in 2007;

•	an increase in prepaid expenses and other current assets of $4.6 million due to timing of cash payments;

•

a decrease in accounts payable and other current liabilities of $9.1 million related to timing of our contractual obligations and payments, as well as payments of $4.7 million in connection with our restructuring activities;

•	an increase in accrued compensation of $11.1 million due primarily to an increase in sales commissions and bonuses;

•	a decrease in inventory of $1.0 million due to our exit of the networking services business;

•	an increase in other long term liabilities of $2.5 million; and

•	an increase in deferred revenue of $1.4 million and a decrease in other assets of $1.4 million each due to timing of our customer billing cycles.

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

2006

During the year ended December 31, 2006, operating activities provided $26.6 million of cash. Cash flow from operating activities reflected income generated from operations of $56.4 million, after adjusting for non cash items of $52.3 million, which included depreciation and amortization, stock compensation, provision for bad debt, non cash deferred tax provision, gain on sale of assets and gain on sale of investments.

Net changes in operating assets and liabilities contributed an adjustment of $29.8 million to reconcile net income to cash provided by operating activities. This adjustment comprises the following changes year over year:

•	an increase in accounts receivable of $14.5 million related to increased revenue in 2006;

•	an increase in prepaid expenses and other current assets of $3.8 million due to timing of cash payments;

•	an decrease in accrued compensation of $4.9 million due timing of payroll transactions;

•	a decrease in inventory of $1.2 million due to phasing out our networking services business;

•	a decrease in deferred revenue of $10.6 million due to timing of our customer billing cycles and a decline in up-front billing contracts; and

•	a decrease in other assets of $2.6 million primarily representing deferred expenses, due to timing of our customer billing cycles.

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

Future Capital Requirements

As of December 31, 2008, our principal source of liquidity is our cash and cash equivalents balances and marketable securities of $108.5 million. We believe that our current cash and cash equivalents and marketable securities combined with our anticipated cash flows from operations will be sufficient to fund our current operations for the next twelve months.

As of December 31, 2008, $58.3 million of our money market funds held at Evergreen Investments have been guaranteed by the U.S. Treasury Money Market Guarantee Program. The plan ensures that if a participating fund’s share value declines under $1.00 and a decision is made to liquidate by the fund’s Board of Trustees, the U.S. Treasury would cover any shortfall between the share price at the time of liquidation and $1.00 for investors as of September 19, 2008. This guarantee is effective until April 30, 2009.

As of December 31, 2008, the Company held approximately $116.6 million par value of investments in auction-rate securities (“ARS”) of which $36.3 million was purchased through UBS Financial Services (“UBS”) and $80.3 million was purchased through Goldman Sachs. As of December 31, 2008, our ARS purchased through UBS are entirely comprised of “AAA” rated pools of student loans, and our ARS purchased through Goldman Sachs are comprised of $64.8 million of “AAA” rated pools of student loans and $15.5 million of “Baa3” rated pools of student loans. These investments have long-term nominal maturities for which the interest rates are supposed to be reset through a Dutch auction each month. Prior to February 2008, the monthly auctions historically provided a liquid market for these securities. However, in February 2008, the broker-dealers managing the Company’s ARS portfolio experienced failed auctions of certain of these securities where the amount of securities submitted for sale exceeded the amount of purchase orders. Our ARS continued to fail to settle at auctions through the end of 2008.

The Company continues to earn interest on these investments at the contractual rate. In April 2008, a partial call transaction was closed related to one of our ARS, as a result of which we received proceeds of $4.6 million. In May 2008, a call transaction was closed related to another one of our ARS securities, as a result of which we received proceeds of $14.3 million. Each of these two transactions resulted in a recovery of the full par value of the securities. On November 12, 2008, we entered into a settlement agreement with UBS pursuant to which the Company (1) received the right (the “put option”) to sell its ARS, originally purchased through UBS, at par value, to UBS between June 30, 2010 and July 2, 2012 and (2) gave UBS the right to purchase the ARS, originally purchased through UBS, from the Company any time after the acceptance date of the settlement agreement as long as the Company receives the par value of the securities.

As of December 31, 2008, the Company has recorded these investments, including the put option, at their estimated fair value of $107.2 million. Due to events in the credit markets, quoted prices in active markets are not readily available at this time. A third-party appraisal firm provided an estimate of the fair value of the ARS and the put option held as of December 31, 2008. In order to validate the fair value estimate of these securities and the put option for reporting, the Company considered the appraiser’s pricing model which included factors such as credit quality, duration, insurance wraps, assumptions about future cash flows and likelihood of redemption. The Company concluded that the pricing model, given the lack of market available pricing, provided a reasonable basis for determining fair value of the ARS and the put option as of December 31, 2008. All of our ARS were at an unrealized loss position as of December 31, 2008.

The Company has accounted for the put option as a freestanding financial instrument and elected to record the value under the fair value option of SFAS No. 159. This resulted in the recording of a $3.3 million asset with a corresponding credit to income for the value of the put option for the year ended December 31, 2008. Simultaneously, the Company made an election pursuant to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”), to transfer the related auction rate securities from available-for-sale to trading securities. The transfer resulted in the reversal of prior unrealized losses, net of taxes, on the UBS purchased ARS from accumulated other comprehensive income and the recognition of the unrealized losses as a charge to income of $3.9 million for the year ended December 31, 2008. The Company expects that the future changes in the fair value of the put option will be offset by the fair value movements in the related ARS. We have recorded a temporary loss on the ARS purchased through Goldman Sachs of $8.8 million, as of December 31, 2008, in accumulated other comprehensive income, reflecting the decline in the fair value of these securities, as these securities remain classified as available for sale. The Company has concluded that no other-than-temporary impairment losses occurred for the year ended December 31, 2008 related to these securities because the Company believes that the declines in fair value that have occurred during 2008 are due to recent market liquidity conditions.

We believe these investments continue to be of high credit quality, and we currently plan to hold the ARS until such time as successful auctions occur, secondary markets allow for a sufficient price to recover substantially all of our par value, or our put option becomes exercisable. Accordingly, we have classified these securities as long-term investments in our consolidated balance sheet. The Company will continue to analyze its ARS each reporting period for impairment and it may be required to record an impairment charge in the consolidated statement of operations if the decline in fair value of the Goldman Sachs purchased ARS are determined to be other-than-temporary.

In February 2008 we entered into a secured financing agreement with an investment bank, pursuant to which we received $45.0 million in exchange for a transfer to the bank (as a form of collateral) of ARS with a nominal value of $90.0 million in the aggregate. The Company entered into this arrangement to provide funds to close our February 2008 acquisition of EPSi. On May 9, 2008, we entered into a credit agreement, pursuant to which the Company received a senior secured revolving credit facility in the aggregate principal amount of $50.0 million. We entered into this arrangement to obtain funds to repay the $45.0 million short-term financing agreement. On August 26, 2008, Eclipsys entered into a credit agreement pursuant to which Eclipsys received a senior secured revolving credit facility in the aggregate principal amount of $125.0 million. The credit facility includes a letter of credit subfacility of up to $10.0 million and a swingline loan subfacility of up to $5.0 million. We have collateralized a letter of credit with $1.9 million of available principal and are incurring interest expense on the outstanding letter of credit amount based on the applicable rate of 1.75% plus a 0.25% facing fee. We also incur interest on the unused principal balance based on an applicable rate of 0.30%. Borrowings under the credit facility may be used to pay transaction expenses, to refinance debt, for potential acquisitions and capital investments, and for working capital and other general corporate purposes. At the closing, Eclipsys borrowed $51.0 million under the credit facility of which $50.3 million was used to repay all borrowings plus interest under Eclipsys’ prior $50.0 million credit facility and $0.7 million was used to pay transaction costs.

On October 2, 2008, the Company acquired MediNotes for approximately $45.0 million consisting of cash and Eclipsys common stock. The cash portion of the acquisition price and related transaction fees were financed with $16.0 million borrowed from our $125.0 million credit facility. On December 31, 2008, we acquired Premise Corporation for approximately $39.4 million. The acquisition price was financed with $38.0 million borrowed from our $125.0 million credit facility. As of December 31, 2008, Eclipsys has $18.1 million available for borrowings under the $125.0 million credit facility.

Our future cash requirements will depend on a number of factors including, among other things, the timing and level of our new sales volumes, the cost of our development efforts, the success and market acceptance of our future product releases, and other related items. The Company also periodically evaluates business expansion opportunities that fit its strategic plans, such as our February 2008 acquisition of EPSi, our October 2008 acquisition of MediNotes, and our December 2008 acquisition of Premise. If an opportunity requiring significant capital investment were to arise, the Company may seek to finance the opportunity through available cash on hand, existing financings, issuance of additional shares of its stock or additional sources of financing, as circumstances warrant. However, there can be no assurance that adequate liquidity would be available to finance extraordinary business opportunities. In addition, we may not be able to draw on the full available balance of our $125.0 million credit facility if one or more of the financial institutions that have extended credit commitments to us become unwilling or unable to fund such borrowings. In the current economic environment, the chance of a syndicate bank failing to meet a funding commitment is less unlikely than under more normal circumstances, and our ability to replace a non-funding bank in the syndicate is uncertain. There can also be no assurance that our credit facility will be renewed or replaced upon its expiration on August 26, 2011. Our ability to renew such credit facility or to enter into a new financing arrangement to replace the existing facility could be impaired if the current disruptions in U.S. and international financial markets continue or worsen.

The recent disruptions in the financial markets can also reduce access to cash by our clients and potential clients. In addition, many of our clients’ budgets rely in part on investment earnings, which have suffered given recent declines in portfolio investment values. If healthcare information technology spending declines or increases more slowly than we anticipate, demand for our software could be adversely affected and our revenue could decline. Challenging economic conditions also may impair the ability of our clients to pay for our software and services for which they have contacted. As a result, reserves for doubtful accounts and write-offs of accounts receivable may increase, with corresponding decreases in cash collections.

SFAS 157 “Fair Value Measurements”

Due to events in credit markets quoted prices in active markets are not readily available at this time for our ARS and put option. A third-party appraisal firm provided an estimate of the fair value of the ARS and the put option held as of December 31, 2008. In order to validate the fair value estimate of these securities and the put option for reporting, the Company considered the appraiser’s pricing model which included factors such as credit quality, duration, insurance wraps, assumptions about future cash flows and likelihood of redemption. The Company concluded that the pricing model, given the lack of market available pricing, provided a reasonable basis for determining fair value of the ARS and the put option as of December 31, 2008. The assumptions that were used in the model were highly subjective and therefore considered level 3 unobservable inputs in the fair value hierarchy. The fair value of these assets represents $107.2 million or 54.1% of total assets measured at fair value in accordance with SFAS 157. The estimate of the fair value of the ARS we hold could change significantly based on future market conditions. For additional information on our investments, see Note D - Investments.

Contingencies

On May 22, 2008, The McKenna System (“TMS”) filed in the 274th Judicial District Court, Comal County, Texas, a complaint against the Company stemming from an agreement between the Company and McKenna Health System (“McKenna”) pursuant to which McKenna agreed to acquire software and services from the Company. McKenna terminated that agreement on April 18, 2007. The complaint alleges various causes of action essentially amounting to breach of contract for failing to meet contractual obligations related to the software sold and the timeliness of implementation, and intentionally or negligently misleading McKenna. TMS has asserted damages of approximately $7.5 million, and seeks multiple damages under various theories. The outcome of this case and its impact on the Company’s results of operations depend upon questions of fact and law that are disputed or not clear and cannot be predicted with confidence at this time. The Company intends to contest this matter vigorously, including defending the allegations and pursuing McKenna’s unfulfilled obligations to Eclipsys.

In addition to the foregoing, the Company and its subsidiaries are from time to time parties to other legal proceedings, lawsuits and other claims incident to their business activities. Such matters may include, among other things, assertions of contract breach or intellectual property infringement, claims for indemnity arising in the course of our business and claims by persons whose employment with us has been terminated. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, management is unable to ascertain the ultimate aggregate amount of monetary liability, amounts which may be covered by insurance or recoverable from third parties, or the financial impact with respect to these other matters as of December 31, 2008. However, based on our knowledge as of December 31, 2008, management believes that the final resolution of such other matters pending at the time of this report, individually and in the aggregate, will not have a material adverse effect upon our consolidated financial position, results of operations or cash flows.

Off-Balance Sheet Arrangements

As of December 31, 2008, we did not have any off-balance sheet arrangements.

Contracts and Commitments

The following table provides information related to our contractual obligations under various financial and commercial agreements as of December 31, 2008:

	Payments Due by Period
	(in thousands)
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Contractual Obligations
Operating Leases	$40,359	$9,128	$12,542	$8,567	$10,122
Long-Term Debt Obligations	$105,000	$—	$105,000	$—	$—
Unconditional Purchase Obligations	$121,401	47,796	50,740	22,865	—

Total	$266,760	$56,924	$168,282	$31,432	$10,122

The unconditional purchase obligations consist of minimum purchase commitments for telecommunication services, computer equipment, maintenance, consulting and other commitments.

These amounts are expected to be funded from current cash and cash equivalent balances and the income generated from operations.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

We do not currently use derivative financial instruments or enter into foreign currency hedge transactions. Foreign currency fluctuations through December 31, 2008 have not had a material impact on our financial position or results of operations. We continually monitor our exposure to foreign currency fluctuations and may use derivative financial instruments and hedging transactions in the future if, in our judgment, the circumstances warrant their use. Generally, our expenses are denominated in the same currency as our revenue and the exposure to rate changes is minimal. We believe most of our international operations are naturally hedged for foreign currency risk as our foreign subsidiaries invoice their customers and satisfy their obligations primarily in their local currencies with the exception of our development center in India. Our development center in India is not naturally hedged for foreign currency risk since their obligations are paid in their local currency but are funded in U.S. dollars. There can be no guarantee that foreign currency fluctuations in the future will not be significant.

We hold investments in auction-rate securities (“ARS”). These ARS are debt instruments with long-term nominal maturities that previously could be sold via Dutch auctions every 7, 14, 21, 28, or 35 days creating a short-term instrument. In February 2008, broker-dealers holding the Company’s ARS portfolio experienced failed auctions of certain ARS where the amount of securities submitted for sale exceeded the amount of related purchase orders. Our ARS continued to fail to settle at auctions through the fourth quarter of 2008. The Company continues to earn interest on these investments at the contractual rate, and the ARS that the Company holds have not been placed on credit watch by credit rating agencies. The average interest rate earned on the majority of these investments in the second half of 2008 was between zero and two percent. During the second half of 2008, $15.5 million (comprising pools of student loans) of our approximately $116.6 million par value of investments in ARS was downgraded from “AAA” rated to “Baa3” rated. During the year ended December 31, 2008, we adjusted the carrying amount of our ARS to estimated fair market value. If uncertainties in the credit and capital markets continue and these markets deteriorate further or the Company experiences any additional rating downgrades on any investments in its portfolio, the Company may incur further temporary impairments or other-than-temporary impairments, which could negatively affect the Company’s financial condition, cash flow and reported earnings.

As discussed further in Liquidity and Capital Resources, in November 2008 we entered into a put option to sell our ARS to UBS between June 30, 2010 and July 2, 2012. Associated with this put, we classified $32.4 million of our ARS as trading as of December 31, 2008. This classification results in fair value changes recorded to income. The Company expects that the future changes in the fair value of the put option will be offset by the fair value movements in the related ARS.

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

The following table illustrates potential fluctuation in annualized interest income based upon hypothetical values for blended interest rates for hypothetical ARS balances (we currently earn interest on $116.6 million par value of ARS):

Hypothetical Interest Rate	Hypothetical ARS balances (in thousands)
	$95,000	$105,000	$115,000

0.0%	—	—	—
0.5%	475	525	575
1.0%	950	1,050	1,150
1.5%	1,425	1,575	1,725
2.0%	1,900	2,100	2,300
2.5%	2,375	2,625	2,875

We estimate that a one-percentage point decrease in interest rates for our investment securities portfolio as of December 31, 2008 would have resulted in a decrease in interest income of $0.3 million for a three month period or $1.2 million for a 12 month period. This sensitivity analysis contains certain simplifying assumptions, including a constant level and rate of debt securities and an immediate across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period, and it does not consider the impact of changes in the portfolio as a result of our business needs or as a response to changes in the market. Therefore, although it gives an indication of our exposure to changes in interest rates, it is not intended to predict future results, and our actual results will likely vary. Hypothetical interest rates used in the table above are significantly lower than the analysis in the prior year due to changes in market conditions in 2008.

On August 26, 2008, we entered into a credit agreement pursuant to which we received a senior secured revolving credit facility in the aggregate principal amount of $125.0 million. As of December 31, 2008, borrowings under the credit facility totaled $105.0 million. The interest rate applicable to the borrowed amount is based, at our option, on the prime rate, one-month LIBOR rate, three-month LIBOR rate, six-month LIBOR rate or 12-month LIBOR rate at the initial debt draw date and interest rate contract end date plus an applicable margin. The applicable margin is based on our leverage ratio, as defined in the credit agreement and as of December 31, 2008 was 1.75%. Our leverage ratio increases to 2.0% in 2009 due to the increase in our outstanding debt. As of December 31, 2008, our weighted average interest rate was calculated at 3.97%. Based on borrowings of $105.0 million, as of December 31, 2008, for each percentage point increase in the interest rate, annual interest expense would increase $1.0 million.

Item 8.	Financial Statements and Supplementary Data

Index to Consolidated Financial Statements:

Financial Statements:

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Eclipsys Corporation:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Eclipsys Corporation and its subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers

Atlanta, Georgia

February 24, 2009

ECLIPSYS CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share data)

	As of December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$108,304	$22,510
Marketable securities	154	168,925
Accounts receivable, net of allowance for doubtful accounts of $4,912 and $4,240, respectively	121,811	99,260
Prepaid expenses	23,975	27,289
Deferred tax asset	2,643	4,668
Other current assets	5,712	1,759

Total current assets	262,599	324,411
Long-term investments	107,215	—
Property and equipment, net	53,996	45,657
Capitalized software development costs, net	37,718	38,206
Acquired technology, net	39,710	594
Intangible assets, net	10,258	1,376
Goodwill	96,973	7,772
Deferred tax asset	89,063	5,331
Other assets	11,343	13,374

Total assets	$708,875	$436,721

Liabilities and Stockholders’ Equity
Current liabilities:
Deferred revenue	$123,733	$105,115
Accounts payable	20,924	11,679
Accrued compensation costs	16,457	24,473
Other current liabilities	22,481	19,381

Total current liabilities	183,595	160,648
Deferred revenue	5,743	9,860
Deferred tax liability	—	4,300
Long-term debt	105,000	—
Other long-term liabilities	16,540	3,899

Total liabilities	310,878	178,707
Commitments and contingencies
Stockholders’ Equity:
Common stock, $0.01 par value, issued and outstanding 56,126,674 and 53,806,742, respectively. Non-voting common stock, $0.01 par value, 0 shares outstanding.	561	538
Additional paid-in capital	569,717	519,112
Accumulated deficit	(164,712)	(264,218)
Accumulated other comprehensive income	(7,569)	2,582

Total stockholders’ equity	397,997	258,014

Total liabilities and stockholders’ equity	$708,875	$436,721

The accompanying notes are an integral part of these Consolidated Financial Statements.

ECLIPSYS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

(in thousands, except per share data)

	For The Year Ended December 31,
	2008	2007	2006
Revenues:
Systems and services	$495,643	$460,853	$409,450
Hardware	20,119	16,680	18,092

Total revenues	515,762	477,533	427,542

Cost and expenses:
Cost of systems and services (excluding depreciation and amortization shown below)	280,694	263,557	237,617
Cost of hardware	16,945	12,230	14,592
Sales and marketing	85,911	76,172	63,391
Research and development	61,435	56,480	57,768
General and administrative	38,457	32,677	24,972
Depreciation and amortization	22,098	17,924	15,736
In-process research and development	850	—	—
Restructuring charge	—	1,175	14,670

Total costs and expenses	506,390	460,215	428,746

Income (loss) from operations	9,372	17,318	(1,204)
Gain on sale of assets	4,370	12,761	—
Gain (loss) on investments, net	(609)	—	—
Interest expense	(2,117)	—	—
Interest income	6,074	7,070	5,335

Income before income taxes	17,090	37,149	4,131
(Benefit) provision for income taxes	(82,416)	(3,992)	38

Net income	$99,506	$41,141	$4,093

Net income per common share:
Basic net income per common share	$1.84	$0.78	$0.08

Diluted net income per common share	$1.81	$0.76	$0.08

Basic weighted average common shares outstanding	54,089	52,737	51,472

Diluted weighted average common shares outstanding	54,953	54,004	52,948

The accompanying notes are an integral part of these Consolidated Financial Statements.

ECLIPSYS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

	For The Year Ended December 31,
	2008	2007	2006
Operating activities:
Net income	$99,506	$41,141	$4,093
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	41,376	35,603	36,681
Provision for bad debts	5,995	2,078	1,457
Research and development charge	850	—	—
Stock compensation expense	17,282	11,267	14,103
Deferred (benefit) provision for income taxes	(93,031)	(5,285)	38
Gain on sale of assets	(4,370)	(12,761)	—
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Accounts receivable	(20,881)	(5,695)	(14,489)
Prepaid expenses and other current assets	2,054	(4,559)	(3,781)
Inventory	—	1,031	1,213
Other assets	(329)	1,421	2,625
Deferred revenue	13,528	1,441	(10,571)
Accrued compensation	(10,562)	11,115	(4,897)
Accounts payable and other current liabilities	8,955	(9,071)	103
Other long-term liabilities	12,480	2,470	(4)
Other	548	28	—

Total adjustments	(26,105)	29,083	22,478

Net cash provided by operating activities	73,401	70,224	26,571

Investing activities:
Purchases of property and equipment	(25,092)	(16,596)	(17,465)
Purchases of marketable securities	(102,000)	(241,054)	(85,201)
Proceeds from sale of marketable securities	153,641	161,673	33,107
Proceeds from sale of assets, net of transaction costs	835	22,616	—
Capitalized software development costs	(18,176)	(20,943)	(14,106)
Restricted cash	1,964	(1,950)	—
Earnout on disposition	3,578
Cash paid for acquisitions and related earnouts	(111,522)	(6,372)	(6,039)

Net cash used in investing activities	(96,772)	(102,626)	(89,704)

Financing activities:
Proceeds from stock options exercised	6,254	12,549	26,712
Proceeds from employee stock purchase plan	822	310	990
Cash paid for debt issuance costs	(1,440)	—	—
Repayment of secured financing	(95,000)	—	—
Proceeds from secured financing	200,000	—	—

Net cash provided by financing activities	110,636	12,859	27,702

Effect of exchange rates on cash and cash equivalents	(1,471)	789	2

Net decrease in cash and cash equivalents	85,794	(18,754)	(35,429)
Cash and cash equivalents — beginning of year	22,510	41,264	76,693

Cash and cash equivalents — end of year	$108,304	$22,510	$41,264

Cash paid for income taxes	$1,425	$110	$—

Cash paid for interest	$1,842	$—	$—

Non-cash investing activities:
Purchases of property and equipment	$—	$—	$2,352

Common stock issued pursuant to earn-out agreements		$1,252	$1,673

The accompanying notes are an integral part of these Consolidated Financial Statements.

ECLIPSYS CORPORATION AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Equity and Comprehensive Income

(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Comprehensive Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at December 31, 2005	49,903,325	499	454,322	(309,452)		160	145,529

Exercise of stock options	2,583,484	26	26,686				26,712
Employee stock purchase plan	39,638		732				732
Issuance of restricted stock	100,000	1					1
Stock compensation expense			14,103				14,103
Stock issued for acquisitions	76,458	1	727				728
Restricted stock retained for tax withholdings	(166,023)	(2)	(1,386)				(1,388)
Deferred stock unit grants			56				56
Comprehensive income:
Net income				4,093	$4,093		4,093
Foreign currency translation adjustment					90	90	90

Other comprehensive income					90

Comprehensive income					$4,183

Balance at December 31, 2006	52,536,882	$525	$495,240	$(305,359)		$250	$190,656

Exercise of stock options	999,942	10	12,725				12,735
Shares cancelled	(15,924)		(2)				(2)
Employee stock purchase plan	19,568		399				399
Issuance of restricted stock	150,000	1					1
Stock compensation expense			11,267				11,267
Stock issued for acquisitions	62,063	1	222				223
Restricted stock retained for tax withholdings	(39,133)		(853)				(853)
Deferred stock unit grants			114				114
Other	93,344	1					1
Comprehensive income:
Net income				41,141	$41,141		41,141
Unrealized gain on marketable securities					24	24	24
Foreign currency translation adjustment					2,308	2,308	2,308

Other comprehensive income					2,332

Comprehensive income					$43,473

Balance at December 31, 2007	53,806,742	$538	$519,112	$(264,218)		$2,582	$258,014

Exercise of stock options	505,494	5	6,277				6,282
Shares exchanged	(8,156)						—
Employee stock purchase plan	42,240	1	822				823
Issuance of restricted stock	647,321	6	(6)				—
Stock compensation expense			17,282				17,282
Stock issued for acquisitions	1,257,100	13	27,279				27,292
Restricted stock retained for tax withholdings	(64,029)	(1)	(1,040)				(1,041)
Deferred stock unit grants							—
Other	(60,038)	(1)	(9)				(10)
Comprehensive income:
Net income				99,506	$99,506		99,506
Unrealized loss on marketable securities, net of tax					(5,309)	(5,309)	(5,309)
Foreign currency translation adjustment, net of tax					(4,842)	(4,842)	(4,842)

Other comprehensive income					(10,151)

Comprehensive income					$89,355

Balance at December 31, 2008	56,126,674	$561	$569,717	$(164,712)		$(7,569)	$397,997

The accompanying notes are an integral part of these Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - ORGANIZATION AND DESCRIPTION OF BUSINESS

Eclipsys Corporation (“Eclipsys” or the “Company,” “We,” “Us” or “Our”) is a healthcare information technology company and a leading provider of advanced integrated clinical, revenue cycle and performance management software, and professional services that help healthcare organizations improve their clinical, financial, and operational outcomes. We provide our products and services principally in the U.S. and Canada and have recently expanded our operations to markets in Southeast Asia and the Middle East. The Company develops and licenses proprietary software and content that is designed for use in connection with many of the key clinical, financial and operational functions that healthcare organizations require. Among other things, the software enables physicians, nurses and other clinicians to coordinate care through shared electronic medical records, place orders and access and share information about patients. The software also helps clients optimize their healthcare revenue cycle, including patient admissions, scheduling, invoicing, inventory control and cost accounting, in addition to providing records maintenance and assessment of the profitability of specific medical procedures and personnel. Clinical content, which is integrated with our software, provides information for use by physicians, nurses and other clinicians.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Consolidated Financial Statements include the accounts of Eclipsys and our wholly owned subsidiaries. All material inter-company transactions and balances between the Company and its subsidiaries have been eliminated in consolidation. Eclipsys manages its business as one reportable segment. Certain amounts in the prior period consolidated financial statements have been reclassified to conform with current year presentation. In addition, the Company has revised the presentation of certain prior year deferred tax asset and liabilities to offset $28.7 million of those arising in the same tax jurisdiction. These reclassifications and revisions did not affect total revenue, or operating income.

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

Use of Estimates

The preparation of the Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosures of contingent assets and liabilities. The estimates and assumptions used in the accompanying consolidated financial statements are based upon management’s evaluation of the relevant facts and circumstances as of the date of the financial statements. Actual results could differ from those estimates. The most significant estimates relate to the allowance for doubtful accounts, revenues recognized, the amounts recorded for capitalized software development costs and related useful lives, stock-based compensation, the valuation of ARS and the related put option, the valuation allowance for deferred tax assets, and acquired intangible assets and the related impact on goodwill.

Cash and Cash Equivalents

For purposes of the Consolidated Statements of Cash Flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Restricted Cash

The restricted cash balance was $2.0 million as of December 31, 2007 and represented collateral to secure a letter of credit for our Atlanta facility. The restricted cash balance was zero as of December 31, 2008 given that the letter of credit, as of December 31, 2008, is secured by our credit facility.

Marketable Securities

The Company accounts for marketable securities in accordance with SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities.” The Company determines the appropriate classification of all marketable securities as held-to-maturity, available-for-sale or trading at the time of purchase, and re-evaluates such classification as of each balance sheet date. Unrealized gains and losses on securities classified as available-for-sale are reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity, and unrealized gains and losses on securities classified as trading are reported in earnings. The Company uses the specific identification method to determine the cost basis in computing realized gains and losses on the sale of its available-for-sale securities. As of December 31, 2007, $168.9 million of our marketable securities investments were investments in ARS and were classified as current. As of December 31, 2008 our total investments in ARS of $103.9 million were recorded as long-term investments. See Note D – Investments.

Accounts Receivable and Unbilled Receivables

The timing of revenue recognition and contractual billing terms under certain multiple element arrangements may not precisely coincide, resulting in the recording of unbilled accounts receivable or deferred revenue. Client payments are due under these arrangements in varying amounts primarily upon the achievement of certain contractual milestones throughout the implementation periods, which generally range from 12 to 36 months. The current portion of unbilled accounts receivable is included in accounts receivable.

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

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are provided for using the straight-line method over the estimated useful lives, which generally range from 3 to 7 years. Computer equipment is depreciated over 5 years. Office equipment is depreciated over 7 years. Purchased software for internal use is amortized over 3 years. Expenditures for our resource planning system are depreciated over 8 years. Leasehold improvements are amortized over the shorter of the useful lives of the assets or the remaining term of the lease. When assets are retired or otherwise disposed of, the related costs and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in income. Expenditures for repairs and maintenance not considered to substantially lengthen the property and equipment lives are charged to expense as incurred.

Capitalized Software Development Costs and Acquired Technology

We capitalize a portion of our computer software development costs incurred subsequent to establishing technological feasibility. These costs include salaries, benefits, consulting and other directly related costs incurred in connection with programming and testing software. Capitalization ceases when the software is generally released for sale to clients. Capitalized software development costs were $18.2 million, $20.9 million, and $14.1 million for the years ended December 31, 2008, 2007, and 2006, respectively. These costs are amortized over the greater of (i) the ratio of current revenues to total and anticipated future revenues for the applicable software or (ii) the straight-line method over three years. During 2008, 2007, 2006 all our capitalized software costs were amortized over a three year period. Amortization of capitalized software development costs, which is included in costs of systems and services revenues, was $18.7 million, $15.0 million, and $17.5 million for the years ended December 31, 2008,

2007, and 2006, respectively. Accumulated amortization of capitalized software development costs was $32.4 million and $23.8 million as of December 31, 2008 and 2007, respectively. Acquired technology is amortized over its estimated useful lives on a straight-line basis. Amortization of acquired technology is included in the cost of systems and services. Management monitors the net realizable value of development costs and acquired technology to ensure that the investment will be recovered through future revenues.

Intangible Assets, including Goodwill

SFAS No. 142, “Goodwill and Other Intangible Assets,” classifies intangible assets into three categories: (1) intangible assets with definite lives subject to amortization; (2) intangible assets with indefinite lives not subject to amortization; and (3) goodwill. For intangible assets with definite lives, tests for impairment must be performed if conditions exist that indicate the carrying value may not be recoverable. For intangible assets with indefinite lives and goodwill, tests for impairment must be performed at least annually or more frequently if events or circumstances indicate that assets might be impaired. Our acquired technology and other intangible assets determined to have definite lives are amortized over their useful lives. In accordance with SFAS No. 142, if conditions exist that indicate the carrying value may not be recoverable, we review such intangible assets with definite lives for impairment. Such conditions may include an economic downturn in a market or a change in the assessment of future operations. Goodwill is not amortized. We perform tests for impairment of goodwill annually, or more frequently if events or circumstances indicate it might be impaired. We have only one reporting unit for which all goodwill is assigned. Impairment tests for goodwill include comparing the fair value of the company compared to the comparable carrying value, including goodwill.

No impairment has been identified or recorded in 2008, 2007 or 2006.

Long-Lived Assets

Long-lived assets, including separate and identifiable intangible assets, are reviewed for potential impairment at such time that events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. Any impairment loss would be recognized when the sum of the expected, undiscounted net cash flows is less than the carrying amount of the asset. If an asset is impaired, the asset is written down to its estimated fair value. We did not record any impairment of long-lived assets in 2008, 2007 or 2006.

Fair Value of Financial Instruments

The carrying amounts of our financial instruments, including cash and cash equivalents, accounts receivable, and other current liabilities, approximate fair value due to the short-term nature of these assets and liabilities.

Revenue Recognition

Revenues are derived from licensing of computer software; software and hardware maintenance; professional services (including implementation, integration, training and consulting); remote hosting; outsourcing; network services; and the sale of computer hardware. With the exception of hardware revenues, we classify our revenues in one caption (systems and services) in our statement of operations since the amount of license revenue related to traditional software contracts is less than 10% of total revenues and the remaining revenue types included in this caption relate to software maintenance, services and bundled subscription arrangements that have similar attribution patterns for revenue recognition.

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

We recognize revenues in accordance with the provisions of SOP 97-2 “Software Revenue Recognition,” as amended by SOP 98-9, SAB 104 “Revenue Recognition,” and EITF 00-21 “Revenue Arrangements with Multiple Deliverables.” SOP 97-2 and SAB 104 require among other matters, that there be a signed contract evidencing that an arrangement exists, delivery has occurred, the fee is fixed or determinable, collectibility is probable, and remaining obligations under the agreement are insignificant.

Contracts with our clients can include multiple element arrangements that provide for multiple software modules including the rights to unspecified future versions and releases we may offer within the software suites the client purchases or rights to unspecified software versions that support different hardware or operating platforms, and that do not qualify as exchange rights. We refer to these arrangements as subscription contracts. Additionally, we sometimes enter into multiple element arrangements that do not include these rights to unspecified future software or platform protection rights. We refer to these arrangements as traditional software contracts. Finally, we offer much of our software and services on a stand-alone basis. Revenue under each of these arrangements is recognized as set forth below:

Subscription Contracts

Our subscription contracts typically include the following elements:

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

We enter into traditional multiple-element arrangements that can include the following elements:

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

Software Contracts Requiring Contract Accounting

We enter into certain multiple element arrangements containing milestone provisions in which the professional services are considered essential to the functionality of the software. Under these arrangements, software license fees and professional service revenues are recognized using the percentage-of-completion method over the implementation period which generally ranges from 12 to 36 months. Under the percentage-of-completion method, revenue and profit are recognized throughout the term of the implementation based upon estimates of total labor hours incurred and revenues to be generated over the term of the implementation. Changes in estimates of total labor hours and the related effect on the timing of revenues and profits are recognized in the period in which they are determinable. Accordingly, changes in these estimates could occur and have a material effect on our operating results in the period of change.

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

Professional services represent incremental services marketed to clients including implementation, consulting, and training services. Professional services revenues, where VSOE is based on prices from stand-alone transactions are recognized as services are performed.

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

The Company records reimbursable out-of-pocket expenses in both systems and services revenues and as a direct cost of system and services in accordance with EITF 01-14, “Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred. In 2008, 2007, and 2006 reimbursable out-of-pocket expenses were $11.7 million, $11.6 million, $9.0 million, respectively.

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

We file income tax returns in the U.S. federal jurisdiction, numerous states, Canada, India and Singapore. U.S. federal, state and Canada jurisdictions are open to examination due to net operating loss carryforwards. India and Singapore jurisdictions are open to examination for 2006 and 2007, respectively.

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

We have elected to use the simplified method for estimating our expected term equal to the midpoint between the vesting period and the contractual term as allowed by SAB 107, “Share-Based Payment.” SAB 110, “Year-End Help

for Expensing Employee Stock Options,” requires the use of historical data to estimate an expected term, unless the terms of our share-option grants have significantly changed, for options granted after December 31, 2007. The grants the Company issued after December 31, 2007 have a contractual term of 7 years, which differs from the contractual term of the historical grants (generally 10 years). Therefore, we do not have sufficient historical data to estimate the expected term for current option issuances. Accordingly, we continue to use the simplified method. Additionally, this reduction in contractual term has lowered our assumption of our expected term.

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

Concentration of Credit Risk

Our clients operate primarily in the healthcare industry. We sell our software and services under contracts with varying terms. The accounts receivable amounts are unsecured. We believe that the allowance for doubtful accounts is sufficient to cover credit losses. Revenue related to one of our customers represented 10.7%, 10.3% and 8.1% of total revenues for the years ended December 31, 2008, 2007 and 2006 respectively.

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

We have not entered into any hedging contracts during the three-year period ended December 31, 2008.

New Accounting Pronouncements

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

Recently Adopted Standards

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (“fair value option”). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs. If the fair value option is elected for an instrument, SFAS 159 specifies that unrealized gains and losses for that instrument be reported in earnings at each subsequent reporting date. SFAS 159 was effective for us on January 1, 2008. As of December 31, 2008, we applied the fair value option to our auction rate securities put option, which resulted in an initial $3.3 million gain recorded on the income statement. We did not apply the fair value option to any other of our outstanding instruments.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods of those fiscal years. We adopted SFAS 157 on January 1, 2008. Our most significant asset that is adjusted to fair value on a recurring basis is our long-term investments.

In February 2008, the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157” which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. Therefore, in accordance with the aforementioned FSP, we have only partially applied SFAS 157. Beginning January 1, 2009 we will also apply SFAS 157 to all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis as required by SFAS 157. We do not expect the further application of SFAS 157 to have a material impact on our financial statements. See Note E – Fair Value Measurement.

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

NOTE C - BASIC AND DILUTED NET INCOME PER SHARE

For all periods presented, basic and diluted earnings per common share is presented in accordance with SFAS 128, “Earnings per Share,” which provides for the accounting principles used in the calculation of earnings per share. Basic earnings per common share is calculated by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Non-vested restricted stock carries dividend and voting rights and, in accordance with GAAP, is not included in the weighted-average number of common shares outstanding used to compute basic earnings per share. Diluted earnings per common share reflect the potential dilution from assumed conversion of all dilutive securities, such as stock options and unvested restricted stock, using the treasury stock method. When the effect of the outstanding equity securities is anti-dilutive, they are not included in the calculation of diluted earnings per common share. For the years ended December 31, 2008, 2007, and 2006 3,585,844, 2,534,981 and 2,720,448 anti-dilutive shares were excluded from the calculation of diluted earnings per common share, respectively. The earnings amounts used for per-share calculations are the same for both the basic and diluted methods.

The computations of the basic and diluted earnings per common share were as follows:

	(in thousands, except per share data)
	December 31,
	2008	2007	2006
Basic earnings per common share:
Net income	$99,506	$41,141	$4,093
Weighted average common shares outstanding	54,089	52,737	51,472

Basic net income per common share	$1.84	$0.78	$0.08

Diluted net income per common share:
Net income	$99,506	$41,141	$4,093
Weighted average common shares outstanding	54,089	52,737	51,472
Dilutive effect of:
Stock options, restricted stock awards, and other stock compensation	864	1,263	1,442
Contingent shares issuable pursuant to earn-out agreements	—	4	34

Total shares	54,953	54,004	52,948

Diluted net income per common share	$1.81	$0.76	$0.08

NOTE D - INVESTMENTS

Investment balances consist of the following (in thousands):

	December 31, 2008	December 31, 2007
Security Type:
Auction rate securities
UBS purchased (1)	32,413	44,053
Goldman Sachs purchased (2)	71,499	122,164
Auction rate securities put option (3)	3,303	—
Other securities (4)	154	2,708

Total	$107,369	$168,925

(1)	These securities are classified as trading, and the changes in fair value of these securities are included in earnings.

(2)	As of December 31, 2008 the maturity date of our Goldman purchased ARS range from August 1, 2027 to November 1, 2047. These securities are classified as available for sale, and the changes in fair value of these securities are included in accumulated other comprehensive income.

(3)	Our auction rate securities put option is exercisable from June 30, 2010 to July 30, 2012. We have accounted for the put option as a freestanding financial instrument and elected to record the value under the fair value option of SFAS No. 159. Therefore, the changes in fair value of the put option are included in earnings.

(4)	As of December 31, 2008 the maturity date of our other securities is less than one year. These securities are classified as available for sale, and the changes in fair value of these securities are included in accumulated other comprehensive income. As these securities are currently in an unrealized gain position, they have not been evaluated for impairment.

As of December 31, 2008, the Company held approximately $116.6 million par value of investments in auction-rate securities (“ARS”) of which $36.3 million was purchased through UBS Financial Services (“UBS”) and $80.3 million was purchased through Goldman Sachs. As of December 31, 2008, our ARS purchased through UBS are entirely comprised of “AAA” rated pools of student loans, and our ARS purchased through Goldman Sachs are comprised of $64.8 million of “AAA” rated pools of student loans and $15.5 million of “Baa3” rated pools of student loans. These investments have long-term nominal maturities for which the interest rates are supposed to be reset through a Dutch auction each month. Prior to February 2008, monthly auctions historically provided a liquid market for these securities. However, in February 2008, the broker-dealers managing the Company’s ARS portfolio experienced failed auctions of certain of these securities where the amount of securities submitted for sale exceeded the amount of purchase orders. Our ARS continued to fail to settle at auctions through the fourth quarter of 2008.

The Company continues to earn interest on these investments at the contractual rate. In April 2008, a partial call transaction was closed related to one of our ARS, as a result of which we received proceeds of $4.6 million. In May 2008, a call transaction was closed related to another one of our ARS securities, as a result of which we received proceeds of $14.3 million. Each of these two transactions resulted in a recovery of the full par value of the securities. On November 12, 2008, we entered into a settlement agreement with UBS pursuant to which the Company (1) received the right (the “put option”) to sell its ARS, originally purchased through UBS, at par value, to UBS between June 30, 2010 and July 2, 2012 and (2) gave UBS the right to purchase the ARS, originally purchased through UBS, from the Company any time after the acceptance date of the settlement agreement as long as the Company receives the par value of the securities.

As of December 31, 2008, the Company has recorded these investments, including the put option, at their estimated fair value of $107.2 million. All of our ARS were at an unrealized loss position as of December 31, 2008. Due to events in the credit markets, quoted prices in active markets are not readily available at this time. A third-party appraisal firm provided an estimate of the fair value of the ARS and the put option held as of December 31, 2008. In order to validate the fair value estimate of these securities and the put option for reporting, the Company considered the appraiser’s pricing model which included factors such as credit quality, duration, insurance wraps, assumptions about future cash flows and likelihood of redemption. The Company concluded that the pricing model, given the lack of market available pricing, provided a reasonable basis for determining fair value of the ARS and the put option as of December 31, 2008.

The Company has accounted for the put option as a freestanding financial instrument and elected to record the value under the fair value option of SFAS No. 159. This resulted in the recording of a $3.3 million asset with a corresponding credit to income for the value of the put option for the year ended December 31, 2008. Simultaneously, the Company made an election pursuant to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”), to transfer the related auction rate securities from available-for-sale to trading securities. The transfer resulted in the reversal of prior unrealized losses, net of taxes, on the UBS purchased ARS from accumulated other comprehensive income and the recognition of the unrealized losses as a charge to income of $3.9 million for the year ended December 31, 2008. The Company expects that the future changes in the fair value of the put option will be offset by the fair value movements in the related ARS. We have recorded a temporary loss on the ARS purchased through Goldman Sachs of $8.8 million, as of December 31, 2008, in accumulated other comprehensive income, reflecting the decline in the fair value of these securities, as these securities remain classified as available for sale. The Company has concluded that no other-than-temporary impairment losses occurred for the year ended December 31, 2008 related to these securities because the Company believes that the declines in fair value that have occurred during 2008 are due to recent market liquidity conditions.

The following table shows the gross unrealized losses of fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired (in thousands), aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of December 31, 2008. The table excludes ARS purchased through UBS, as these investments are classified as trading securities.

Description of Securities	Less than 12 Months
	Fair Value	Unrealized Losses
Auction rate securities:
Goldman Sachs purchased	$71,499	$8,751

We believe these investments continue to be of high credit quality, and we currently plan to hold the ARS until such time as successful auctions occur, secondary markets allow for a sufficient price to recover substantially all of our par value, or our put option becomes exercisable. Accordingly, we have classified these securities as long-term investments in our consolidated balance sheet. The Company will continue to analyze its ARS each reporting period for impairment and it may be required to record an impairment charge in the consolidated statement of operations if the decline in fair value of the Goldman Sachs purchased ARS are determined to be other-than-temporary.

NOTE E - FAIR VALUE MEASUREMENT

We measure our financial assets and liabilities at fair value in accordance with SFAS 157. The fair value framework prescribed in SFAS 157 requires the categorization of assets into three levels based upon the assumptions (inputs) used to determine the estimated fair value of the assets. Level 1 provides the most reliable measure of fair value, whereas Level 3 generally requires significant management judgment. The three levels are defined as follows:

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

The following table summarizes our financial assets measured at fair value on a recurring basis in accordance with SFAS 157 as of December 31, 2008 (in thousands):

	December 31, 2008	Identical Assets (Level 1)	Observable Inputs (Level 2)	Inputs (Level 3)
Cash equivalents:
Money market funds	$90,838	$90,838
Marketable securities:
Treasuries	154	154
Long-term investments:
Auction rate securities (1)	103,912			103,912
Put Option (2)	3,303			3,303

	$198,207	$90,992	$—	$107,215

(1)	Our auction rate securities, categorized as level 3, were $166.2 million as of December 31, 2007. During the year ended December 31, 2008, net purchases, sales, issuances, and settlements totaled $49.1 million. In addition, we recorded an unrealized loss of $12.7 million on our ARS for the year ended December 31, 2008. Of this $12.7 million unrealized loss, $3.9 million has been recorded on the income statement in the line item “Gain (Loss) on Investments” and $8.8 million has been recorded on the balance sheet as a component of other comprehensive income. See Note D for further information. We also received $0.5 million of interest receivable that was included in prior year’s ending balance.

(2)	Our put option, categorized as level 3, became effective November 2008 and was recorded as a $3.3 million asset with a corresponding unrealized gain to “Gain (Loss) on Investments” for the value of the put option for the year ended December 31, 2008.

As of December 31, 2008, the Company has recorded these investments at their estimated fair value of $198.2 million. Due to events in credit markets quoted prices in active markets are not readily available at this time for our ARS and put option. A third-party appraisal firm provided an estimate of the fair value of the ARS and the put option held as of December 31, 2008. In order to validate the fair value estimate of these securities and the put option for reporting, the Company considered the appraiser’s pricing model which included factors such as credit quality, duration, insurance wraps, assumptions about future cash flows and likelihood of redemption. The Company concluded that the pricing model, given the lack of market available pricing, provided a reasonable basis for determining fair value of the ARS and the put option as of December 31, 2008. The assumptions that were used in the model were highly subjective and therefore considered level 3 unobservable inputs in the fair value hierarchy. The fair value of these assets represents $107.2 million or 54.1% of total assets measured at fair value in accordance with SFAS 157. The estimate of the fair value of the ARS we hold could change significantly based on future market conditions.

As of December 31, 2008, $58.3 million of our money market funds held at Evergreen Investments have been guaranteed by the U.S. Treasury Money Market Guarantee Program. The plan ensures that if a participating fund’s share value declines under $1.00 and a decision is made to liquidate by the fund’s Board of Trustees, the U.S. Treasury would cover any shortfall between the share price at the time of liquidation and $1.00 for investors as of September 19, 2008. This guarantee is effective until April 30, 2009.

NOTE F - ACCOUNTS RECEIVABLE AND UNBILLED RECEIVABLES

Accounts receivable are composed of the following (in thousands):

	December 31, 2008	December 31, 2007
Accounts Receivable:
Billed accounts receivable, net	$90,144	$75,164
Unbilled accounts receivable, net	32,617	24,096

Total accounts receivable, net	$122,761	$99,260

NOTE G - PROPERTY AND EQUIPMENT

The balances for property and equipment were as follows (in thousands):

	December 31,
	2008	2007
Computer equipment	$68,502	$58,263
Office equipment and other	12,245	9,852
Purchased software	38,394	32,653
Leasehold improvements	23,962	18,613

	143,103	119,381
Less: Accumulated depreciation and amortization	(89,107)	(73,724)

	$53,996	$45,657

Depreciation and amortization expense for property and equipment totaled $16.7 million, $16.7 million, and $14.8 million, in 2008, 2007, and 2006, respectively.

NOTE H - ACQUIRED TECHNOLOGY AND INTANGIBLE ASSETS, INCLUDING GOODWILL

The changes in the carrying amount of goodwill for the years ended December 31, 2008 and 2007 were as follows (in thousands):

	December 31,
	2008	2007
Beginning Balance	$7,772	$12,281
Earnouts	378	895
Acquisitions	89,181	—
CPMRC Sale		(5,404)
Other	(358)

Ending Balance	$96,973	$7,772

During the year ended December 31, 2008, we acquired goodwill of $89.2 million in association with the acquisitions of EPSi, MediNotes, and Premise. In addition, we recorded additional goodwill of $0.4 million in connection with earnout agreements. See Note O, “Acquisitions” to our Consolidated Financial Statements for additional information.

During the year ended December 31, 2007, we disposed of goodwill of $5.4 million in connection with the sale of our Clinical Practice Model Resource Center (“CPMRC”) business and recorded additional goodwill of $0.9 million in connection with earnout agreements. See Note P, “Sale of Assets”, to our Consolidated Financial Statements for additional information.

For the year ended December 31, 2008 and 2007, the gross and net amounts for acquired technology, ongoing customer relationships and goodwill consist of the following:

	Carrying Amount	Accumulated Amortization	2008	Carrying Amount	Accumulated Amortization	2007	Estimated Life
			Book Value			Book Value
Intangibles subject to amortization
Acquired technology	$45,027	$(5,317)	$39,710	$1,967	$(1,373)	$594	3-4 years
Ongoing customer relationships	9,409	(1,382)	8,027	2,404	(1,028)	1,376	5-6 years
Non-compete agreements	2,640	(470)	2,170				2 years

Total	$57,076	$(7,169)	$49,907	$4,371	$(2,401)	$1,970

Intangibles not subject to amortization:
Trade names			60
Goodwill			96,973			7,772

Total			$97,033			$7,772

The Company’s intangible assets originated from acquisitions. The Company used an independent third-party appraiser at the time of acquisition to determine the value of the acquired intangible assets.

During the year ended December 31, 2008, we acquired intangible assets of $43.1 million, $8.1 million, and $2.7 million related to acquired technology, ongoing customer relationships and other, respectively, in connection with the acquisitions of EPSi, MediNotes, and Premise. Amortization expense was $7.1 million for the year ended December 31, 2008, comprised of $5.3 million for acquired technology, $1.4 million for client relationships, and $0.4 million for other intangible assets.

During the year ended December 31, 2007, we disposed of intangible assets of $0.9 million in connection with the sale of our CPMRC business. Amortization expense was $1.7 million for the year ended December 31, 2007, comprised of $0.6 million for acquired technology and $1.1 million for client relationships.

Amortization expense was $1.3 million for the year ended December 31, 2006, comprised of $0.4 million for acquired technology and $0.9 million for client relationships.

The estimated aggregate amortization expense for each of the five succeeding fiscal years is as follows:

	2009	2010	2011	2012	2013	Total
Total amortization expense	$12,999	$12,628	$11,610	$7,783	$4,885	$49,907

NOTE I - AUTHORIZED SHARES

The total number of shares of all classes of stock which Eclipsys shall have authority to issue is 210,000,000 shares, consisting of: (i) 200,000,000 shares of Common Stock, $.01 par value per share; (ii) 5,000,000 shares of Non-Voting Common Stock, $.01 par value per share; and (iii) 5,000,000 shares of Preferred Stock, $.01 par value per share. As of December 31, 2009, no shares of the Non-Voting Common Stock and Preferred Stock were issued and outstanding.

NOTE J - STOCK-COMPENSATION PLANS

2008 Omnibus Incentive Plan

At our Annual Meeting of Stockholders held June 11, 2008, our stockholders approved the 2008 Omnibus Incentive Plan, or the 2008 Plan. The maximum number of shares of common stock that may be issued under the 2008 Plan (subject to adjustment in the event of stock splits and other similar events) is 4,164,364 shares. Any shares of common stock that are subject to options or stock appreciation rights (“SARs”) granted under the 2008 Plan shall be counted against this limit as one share of common stock for every share granted, and in the amount of 1.6 shares of common stock for every share that is subject to awards other than options or SARs. In addition, if any shares of common stock subject to an award under the 2008 Plan, or after December 31, 2007, any shares of common stock subject to an award under our 2005 Stock Incentive Plan, are forfeited, expire or are settled for cash, the shares subject to the award may be used again for awards under the 2008 Plan, in the amount of one share of common stock for every share that was subject to options or SARs and in the amount of 1.6 shares of common stock for every share that was subject to awards other than options or SARs.

We expect to satisfy option exercises by issuing shares of the Company’s common stock. As of December 31, 2008, there were approximately 3,873,070 shares available for future awards under the 2008 Plan.

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

During the year ended December 31, 2008, we issued 106,800 stock options as inducement grants under the Inducement Grant Plan to founders and employees of EPSi; and 342,714 shares of restricted stock to founders and employees of EPSi, MediNotes, and Premise all associated with their continued employment.

Awards granted under the 2008 Plan, the Prior Plans and the Inducement Grant Plan generally have a contractual life of 7 to 10 years and generally vest over a 4 to 5 year period.

Stock-Options Awards

Stock-option awards granted by the Company entitle recipients to purchase shares of Eclipsys common stock within prescribed periods at a price equal to the fair market value on the date of grant. A summary of stock option transactions is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2008	5,254,121	$16.58
Options granted	1,195,225	$19.61
Options exercised	(505,494)	$12.78
Options canceled or forfeited	(414,855)	$21.63

Outstanding at December 31, 2008	5,528,997	$17.23	5.36	$5,442

Vested and expected to vest at December 31, 2008	5,239,016	$17.10	5.29	$5,420

Exercisable at December 31, 2008	3,031,304	$15.19	4.36	$5,263

As of December 31, 2008, $23.2 million of total unrecognized compensation costs related to stock options is expected to be recognized over a weighted average period of 2.97 years.

The weighted average grant date fair value of our employee stock options granted was $8.37, $12.63 and $15.11 per option during the years ended December 31, 2008, 2007 and 2006, respectively. The intrinsic value of shares exercised was $4.0 million, $8.8 million and $30.5 million during the years ended December 31, 2008, 2007 and 2006, respectively.

The weighted average fair value of outstanding stock options has been estimated at the date of grant using a Black-Scholes option pricing model. The following are significant weighted average assumptions used for estimating the fair value of the activity under our stock option plans:

	Years Ended December 31,
	2008	2007	2006
Expected term (in years)	4.58	5.91	6.46
Risk free interest rate	2.53%	4.31%	4.99%
Expected volatility	47.2%	59.3%	77.1%
Dividend yield	0%	0%	0%

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

We estimate forfeitures using a historical forfeiture rate. Our estimate of forfeitures will be adjusted over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from our estimate. During the third quarter of 2008, the Company elected to change the application of the forfeiture rate used in the calculation of stock-based compensation expense which resulted in an incremental expense of $1.5 million. In previous quarters, the Company applied a weighted average forfeiture rate which allocated or weighted the impact of vested shares over the vesting period of the entire grant. Beginning with the third quarter of 2008, the Company applied the forfeiture rate calculated for each respective vesting tranche which applies the impact of the vested shares to the respective vested tranche.

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

	Non-vested Number of Shares	Weighted Average Grant - Date Fair Value
Nonvested balance at January 1, 2008	382,230	$18.28
Granted	647,321	$20.33
Vested	(194,250)	$19.46
Forfeited	(75,330)	$20.92

Nonvested balance at December 31, 2008	759,971	$19.47

Compensation expense recorded for stock-based awards of restricted stock was $5.3 million, $2.3 million, and $2.6 million, for the years ended December 31, 2008, 2007 and 2006, respectively.

As of December 31, 2008, $11.9 million of total unrecognized compensation costs related to non-vested restricted awards is expected to be recognized over a weighted average period of 2.54 years. The fair value of shares vested in each of the years ended December 31, 2008, 2007 and 2006 was $3.2 million, $2.7 million and $6.0 million, respectively.

Deferred Stock Units

Effective May 10, 2006, we implemented a deferred stock unit plan to provide for equity compensation for our non-employee directors in the form of deferred stock units, or DSUs. As of the date of each annual meeting of the Company’s stockholders, each continuing non-employee director receives a number of DSUs determined by dividing $125,000 by the fair market value of a share of the Company’s common stock on the grant date. These DSUs vest monthly over the course of the ensuing year. In addition, in connection with joining the Company’s Board of Director, each new non-employee director receives a number of DSUs determined by dividing $75,000 by the fair market value of a share of the Company’s common stock on the grant date. These inducement DSUs vest monthly over the course of the ensuing 24 months. Each new non-employee director also receives a number of DSUs equal to the product of $11,000 and the number of full 30-day periods from the date of election or appointment to the Board until the next regular scheduled annual meeting of the Company’s stockholders. These initial compensatory DSUs vest monthly over the course of the ensuing number of full 30-day month periods until the next regular scheduled annual meeting of the Company’s stockholders. After cessation of board service, the Company will pay the DSUs by issuing to the former director a number of shares of the Company's common stock equal to the number of accumulated vested deferred stock units. A non-employee director may also elect to receive DSUs in lieu of all or a portion of his or her cash fees. All DSUs received for cash fees are fully vested.

We granted 56,320, 24,086 and 26,459 deferred stock units at an average market value of $20.64, $23.44 and $18.91 during the years ended December 31, 2008, 2007 and 2006, respectively. The value of these deferred stock units is amortized to compensation expense and director fees ratably over the vesting period. Expense recorded for deferred stock units was $0.8 million, $0.6 million and $0.3 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Employee Stock Purchase Plan

On June 29, 2005, our shareholders approved the 2005 Employee Stock Purchase Plan, or the 2005 Purchase Plan. In connection with the approval, the Second Amended and Restated 1998 Employee Stock Purchase Plan was terminated and no further awards will be made under such plan. Under the provisions of the 2005 Purchase Plan, our employees may purchase shares of our stock at a purchase price of 95% of the closing price of our stock on the final day of the yearly offering period as defined. There were 42,240 shares issued under the 2005 Purchase Plan as a result of employee participation during the year ended December 31, 2008. In addition, during 2008, the Company decreased the shares available for issuance under the 2005 Purchase Plan by 600,000 shares. As of December 31, 2008, there were 287,706 shares available for future issuance under the 2005 Purchase Plan.

Employee Savings Plan

During 1997, we established a Savings Plan pursuant to Section 401(k) of the Internal Revenue Code, or the Code, whereby employees may contribute a percentage of their compensation, not to exceed the maximum amount allowable under the Code. At the discretion of our Board of Directors, we may elect to make matching contributions, as defined in the Savings Plan. For the years ended December 31, 2008, 2007, and 2006 we made matching contributions of approximately $1.7 million, $1.5 million, and $1.3 million, respectively.

Stock-Based Compensation

During the years ended December 31, 2008, 2007 and 2006, our stock-based compensation expense, as included in each respective expense category, was as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006
Cost of systems and services	$7,346	$4,597	$3,215
Sales and marketing	6,244	3,137	3,495
Research and development	1,322	2,175	1,921
General and administrative	2,370	1,358	2,626
Restructuring charge		—	2,846

Total stock-based compensation expense	$17,282	$11,267	$14,103

The restructuring charge of $2.8 million for the year ended December 31, 2006 reflected in the table above, is included in the $14.7 million restructuring charge disclosed separately in the consolidated Statement of Operations.

NOTE K - LONG-TERM FINANCING

On August 26, 2008, we entered into a credit agreement pursuant to which we received a senior secured revolving credit facility in the aggregate principal amount of $125.0 million. All loans under the credit facility may be prepaid at any time and are due and payable on the date that is three years from the closing date subject to certain mandatory prepayment obligations upon material asset sales, as described in the credit agreement. The credit facility includes a letter of credit subfacility of up to $10.0 million and a swingline loan subfacility of up to $5.0 million.

We borrowed $51.0 million under the credit facility at closing. Of the $51.0 million borrowed at closing, $50.3 million was used to repay all borrowings plus interest under our prior $50.0 million credit facility (previously borrowed to fund our February 2008 acquisition of EPSi) dated as of May 9, 2008 and $0.7 million was used to pay transaction costs. On October 1, 2008 we borrowed an additional $16.0 million against the credit facility for our acquisition of MediNotes. On December 31, 2008 we borrowed an additional $38.0 million against the credit facility for our acquisition of Premise.

The interest rate applicable to the borrowed amount is based, at our option, on the prime rate, one-month LIBOR rate, three-month LIBOR rate, six-month LIBOR rate or 12-month LIBOR rate at the initial debt draw date and interest rate contract end date plus an applicable margin. The applicable margin is based on our leverage ratio, as defined in the credit agreement and as of December 31, 2008 was 1.75%. Our leverage ratio increases to 2.0% in 2009 due to the increase in our outstanding debt. The effective interest rates at December 31, 2008 are as follows:

Outstanding Debt	Interest Rate
$ 51,000	3.95%
16,000	3.97%
38,000	4.00%

$105,000	3.97%

We have also collateralized a letter of credit with $1.9 million of available principal and are incurring interest expense on the outstanding letter of credit amount based on the applicable rate of 1.75% plus a 0.25% facing fee. We also incur interest on the unused principal balance based on an applicable rate of 0.30%.

As of December 31, 2008, $18.1 million remains available for future borrowings. We believe these borrowings are currently available. However, there can be no assurance that adequate liquidity would be available to finance extraordinary business opportunities. In addition, we may not be able to draw on the full available balance of our $125.0 million credit facility if one or more of the financial institutions that have extended credit commitments to us become unwilling or unable to fund such borrowings. In the current economic environment, the chance of a syndicate bank failing to meet a funding commitment is less unlikely than under more normal circumstances, and our ability to replace a non-funding bank in the syndicate is uncertain.

The obligations under the credit facility are secured by first priority security interests in specified assets of Eclipsys, including cash, accounts receivable, securities, and intellectual property. Under the credit facility, Eclipsys must comply with customary operating covenants and financial covenants. The credit facility also contains other customary terms and conditions, including representations and warranties, indemnity provisions, and negative covenants. As of December 31, 2008 we are not in violation of any of the covenants under the credit facility agreement.

The fair value of our debt approximates the carrying value of our debt due to the nature of our credit facility.

NOTE L - RESTRUCTURING

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

A summary of the restructuring activity related to the relocation of our corporate headquarters is as follows (in thousands):

Termination Related Benefits
Balance at December 31, 2006	$—
Restructuring charge	1,175
Payments	(198)

Balance at December 31, 2007	$977

Payments	(1,138)
Other	161

Balance at December 31, 2008	$—

In January 2006, we effected a restructuring of our operations which included a reduction in headcount of approximately 100 individuals and the reorganization of our Company. In December 2006, we realigned certain management resources and consolidated some facilities to eliminate excess office space.

These activities resulted in total restructuring charges of $14.7 million, which were incurred in the year ended December 31, 2006. Severance charges were $12.2 million, of which $2.8 million was for non-cash stock-based compensation. The excess office space consolidation resulted in charges of $2.5 million related to the closing of three of our facilities. The remaining liability as of December 31, 2008 is expected to be paid out through 2009.

A summary of the 2007 and 2008 restructuring activity related to the 2006 actions is as follows (in thousands):

	One-time Employee-Related Benefits	Facility Closures	Total
Balance at December 31, 2006	$3,174	$2,486	$5,660
Payments	(2,896)	(1,587)	(4,483)

Balance at December 31, 2007	$278	$899	$1,177

Payments	(261)	(602)	(863)

Balance at December 31, 2008	$17	$297	$314

NOTE M - INCOME TAXES

The income tax provision (benefit) is as follows (in thousands):

	For The Year Ended December 31,
	2008	2007	2006
Current Tax Provision:
Federal	$530	$428	$—
State	5,854	85	—
Foreign	4,231	239	—

	$10,615	$752	$—

Deferred Provision (Benefit):
Federal	$(79,069)	$448	$34
State	(14,887)	94	4
Foreign	925	(5,286)	—

	(93,031)	(4,744)	38

Total Provision	$(82,416)	$(3,992)	$38

The Company’s U.S. and foreign income before income taxes was as follows (in thousands):

	For The Year Ended December 31,
	2008	2007	2006
United States	$12,705	$34,152	$4,929
Foreign	$4,385	$2,997	$(798)

	$17,090	$37,149	$4,131

A reconciliation of the effect of applying the federal statutory rate and the effective income tax rate on our income tax provision is as follows (in thousands):

	2008	2007	2006
Statutory federal income tax rate	$6,064	$13,002	$1,405
State income taxes, net of federal benefit	1,460	1,488	164
Stock compensation	892	(1,045)	(2,065)
Federal and state rate change	165	(2,840)	—
FIN 48 liability	2,407	780	—
Foreign jurisdiction rate differentials	(328)	(658)	—
Nondeductible items	884	578	708
Tax credits	(7,090)	—	—
Other	15	418	(42)
Valuation allowance	(86,885)	(15,715)	(132)

Income tax provision	$(82,416)	$(3,992)	$38

The significant components of our net deferred tax assets (liabilities) are as follows (in thousands):

	(in thousands) December 31,
	2008	2007
Deferred tax assets:
Intangible assets	$16,112	$17,053
Stock based compensation	10,105	6,889
Allowance for doubtful accounts	1,902	1,672
Accrued expenses	1,470	2,112
Deferred revenues	5,573	3,692
Unrealized loss on investments	5,013	—
Federal and state indirect tax benefits	7,326	—
Other	2,321	—
Credit carryforwards	11,577	—
Net operating loss carryforwards	76,879	92,494

	138,278	123,912
Deferred tax liabilities:
Unbilled receivables	(12,586)	(9,804)
Goodwill amortization	—	(128)
Depreciation	(1,636)	(3,874)
Intangible assets	(14,243)	—
Capitalization of software development costs	(14,932)	(15,065)
Other	(2,945)	(2,226)

Net deferred tax asset	91,936	92,814
Valuation allowance	(230)	(87,115)

	$91,706	$5,699

As of December 31, 2008, we had U.S. net operating loss carry forwards for federal income tax purposes of approximately $293.8 million. Of this amount, $10.5 million expires in 2018 and $39.1 million expires in 2019; the balance expires in varying amounts through 2027. Of the total U.S. net operating loss carry forward, approximately $96.1 million relates to stock option tax deductions which will be tax-effected and the benefit credited as additional paid-in-capital when realized. Additionally, the Company has Canadian net operating loss carryovers of approximately $27.7 million that expire in varying amounts through 2026. Our Indian subsidiary is entitled to a tax holiday which expires in 2009.

As a result of two acquisitions in 2008, the Company acquired a small amount of net operating loss carry forwards (“NOLs”) that are subject to the limitations of Code Section 382. We do not expect that the limitations placed on these acquired NOLs as a result of this change in ownership will result in the expiration of these NOLs prior to their usage. However, future equity transactions could limit the utilization of all or a portion of the Company’s existing NOLs if the transactions resulted in the Company triggering certain percentage ownership change thresholds under Code Section 382.

The Company regularly reviews its deferred tax assets for recoverability taking into consideration such factors as historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. SFAS 109 requires the Company to record a valuation allowance when it is “more likely than not that some portion or all of the deferred tax assets will not be realized.” It further states that “forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years.” Since inception through September 30, 2008, the Company has maintained a 100% valuation allowance equal to the deferred U.S. tax assets after considering the U.S. deferred tax assets that can be realized through offsets to existing taxable temporary differences.

Based upon the Company’s results of operations in recent years, and its expected profitability in this and future years, the Company concluded, effective September 30, 2008, that it was more likely than not that substantially all of its net U.S. deferred tax assets would be realized. As a result, in accordance with SFAS 109, substantially all of the valuation allowance applied to such net deferred tax assets has been reversed in 2008. Reversal of the valuation allowance resulted in a non-cash income tax benefit in 2008 totaling $86.9 million.

As of December 31, 2008, a valuation allowance of approximately $0.2 million has been established against the U.S. state and Canada deferred tax assets that management does not believe are more likely than not to be realized. This determination is based primarily on the Company’s projected expiration of net operating losses in various state jurisdictions. We will continue to assess the requirement for a valuation allowance on a quarterly basis.

In the third quarter of 2008, the Company completed its analysis of research and development expenditures for eligibility to qualify for a research and development (“R&D”) tax credit. Accordingly, the Company recorded a deferred tax asset and related tax benefit of $10.6 million. As of December 31, 2008, the Company has total R&D tax credit carryforwards of $13.8 million. In 2019, $0.6 million of the R&D credits begin to expire.

In the fourth quarter of 2007, we concluded that it was more likely than not that the deferred tax assets in Canada would be recovered from future taxable income. Accordingly, in 2007, we recorded a tax benefit of approximately $5 million for the reversal of the tax valuation allowance related to our Canadian operation.

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

The Company uses the “with-and-without” or “incremental” approach for ordering tax benefits derived from the share-based payment of awards. Using the with-and-without approach, actual income taxes payable for the period are compared to the amount of tax payable that would have been incurred absent the deduction for employee share-based payments in excess of the amount of compensation cost recognized for financial reporting. As a result of this approach, tax net operating loss carry forwards not generated from share-based payments in excess of cost recognized for financial reporting are considered utilized before the current period’s share-based deduction.

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”). This interpretation clarifies the criteria for recognizing income tax benefits under FASB Statement No. 109, “Accounting for Income Taxes,” and requires additional disclosures about uncertain tax positions. Under FIN 48 the financial statement recognition of the benefit for a tax position is dependent upon the benefit being more likely than not, based on its technical merits, to be sustainable upon audit by the applicable taxing authority. If this threshold is met, the tax benefit is then measured and recognized at the largest amount that is greater than 50 percent likely of being realized upon ultimate settlement. Upon adoption of FIN 48 on January 1, 2007, the Company recognized no increase in its liability for unrecognized income tax benefits. A reconciliation of the beginning and ending amount of the consolidated liability for unrecognized income tax benefits during the years ended December 31, 2008 and 2007 is as follows (in thousands):

	2008	2007
Balance at January 1, 2008	$716	$—
Additions for tax positions of prior years	12,330	548
Additions for tax positions related to 2008	1,073	168
Reductions for tax positions of prior years	(333)	—
Settlements	—	—
Foreign currency translation	(539)	—

Balance at December 31, 2008	$13,247	$716

Of the $13.4 million of additions, $13.4 million would affect the Company’s effective income tax rate in the respective period of change. The Company accounts for any applicable interest and penalties on uncertain tax positions as a component of income tax expense. The liability for uncertain income taxes for the years ended December 31, 2008 and 2007 include interest and penalties of $2.8 million and $0.2 million, respectively. The income tax expense for the years ended December 31, 2008 and 2007 includes interest and penalties of $2.6 million and $0.2 million, respectively.

The Company’s tax returns filed in multiple jurisdictions are subject to audit by taxing authorities. Years with net operating losses that can be carried forward remain open for audit until the net operating loss is utilized or expires. As of December 31, 2008, the earliest years remaining open for audit and/or settlement in our major taxing jurisdictions are as follows: United States – 1997 and Canada – 2002.

NOTE N - COMMITMENTS AND CONTINGENCIES

On May 22, 2008, The McKenna System (“TMS”) filed in the 274th Judicial District Court, Comal County, Texas, a complaint against the Company stemming from an agreement between the Company and McKenna Health System (“McKenna”) pursuant to which McKenna agreed to acquire software and services from the Company. McKenna terminated that agreement on April 18, 2007. The complaint alleges various causes of action essentially amounting to breach of contract for failing to meet contractual obligations related to the software sold and the timeliness of implementation, and intentionally or negligently misleading McKenna. TMS has asserted damages of approximately $7.5 million, and seeks multiple damages under various theories. The outcome of this case and its impact on the Company’s results of operations depend upon questions of fact and law that are disputed or not clear and cannot be predicted with confidence at this time. The Company intends to contest this matter vigorously, including defending the allegations and pursuing McKenna’s unfulfilled obligations to Eclipsys.

In addition to the foregoing, the Company and its subsidiaries are from time to time parties to other legal proceedings, lawsuits and other claims incident to their business activities. Such matters may include, among other things, assertions of contract breach or intellectual property infringement, claims for indemnity arising in the course of our business and claims by persons whose employment with us has been terminated. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, management is unable to ascertain the ultimate aggregate amount of monetary liability, amounts which may be covered by insurance or recoverable from third parties, or the financial impact with respect to these other matters as of December 31, 2008. However, based on our knowledge as of December 31, 2008, management believes that the final resolution of such other matters pending at the time of this report, individually and in the aggregate, will not have a material adverse effect upon our consolidated financial position, results of operations or cash flows.

Non-cancelable Operating Leases

We lease office space and certain equipment under non-cancelable operating leases. Rental expense under operating leases was $13.4 million, $11.7 million, and $8.3 million for the years ended December 31, 2008, 2007, and 2006, respectively. Future minimum rental payments under non-cancelable operating leases as of December 31, 2008 are as follows:

(in thousands)
Year Ending December 31,
2009	9,128
2010	7,515
2011	5,027
2012	4,452
2013	4,114
Thereafter	10,122

$40,358

We have unconditional purchase obligations that consist of minimum purchase commitments for telecommunication services, computer equipment, maintenance, consulting and other commitments. In aggregate, these obligations total approximately $121.4 million. These obligations will require payments of $47.8 million in 2009, with the majority of the balance occurring within the next three years.

Indemnification clauses

Our standard software license agreements contain indemnification clauses that are limited in amount. Pursuant to these clauses, we indemnify, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party. We account for these clauses under FASB Staff Position FIN 45 45-1: Accounting for Intellectual Property Infringement Indemnifications under FASB Interpretation No. 45. Accordingly, there are no liabilities recorded for these agreements as of December 31, 2008.

NOTE O - ACQUISITIONS

EPSi

On February 25, 2008, we acquired all of the outstanding capital stock of Enterprise Performance Systems, Inc. (“EPSi”), a private company. The aggregate purchase price was $57.1 million ($54.7 million net of cash acquired and transaction costs) and is subject to certain holdback arrangements and working capital adjustments. EPSi is a provider of business intelligence solutions, including web-based software and related consulting services that allow clients in the healthcare industry to improve financial performance and operational decision making. We acquired EPSI to strengthen our position in providing clinical, operational and financial performance-improvement solutions that help organizations manage the business of healthcare.

The purchase price has been allocated to the tangible assets, liabilities assumed, and identifiable intangible assets acquired based on their estimated fair values on the acquisition date. The excess of the purchase price over the aggregate fair values was recorded as goodwill. The fair value assigned to identifiable intangible assets acquired is determined using the income approach, which discounts expected future cash flows to present value using estimates and assumptions determined by management. Purchased intangible assets are amortized on a straight-line basis over the weighted-average respective useful lives based on an assessed pattern of use. For accounting purposes, the purchase price is $54.7 million which includes $0.7 million of transaction costs and net of cash acquired of $2.4 million. Approximately $0.9 million of the purchase price was allocated to in-process research and development and was charged to our income statement in the first quarter of 2008.

The resulting allocation of the purchase price is summarized below (in thousands):

	$ Allocation Amount	Estimated Useful Lives
Net tangible assets acquired	$2,961
Customer relationships	4,600	6 yrs.
Non-Compete agreements	1,210	3 yrs.
Acquired technology	13,260	4 yrs.
Goodwill	32,670

Purchase Price	$54,701

For the year ended December 31, 2008, we recorded amortization expense of $3.8 million related to intangible assets acquired in the EPSi acquisition.

The $0.9 million acquired in-process research and development, discussed above, was valued using the Multi-Period Excess Earnings Method by an independent appraisal firm. The material assumptions, underlying the purchase price allocation, were as follows: projected revenue assumptions, decay rate, cost assumptions, operating expense assumptions, charge assumptions for the use of contributory assets, and discount rate assumptions. At the date of acquisition, the technology was still in the research and development phase and had not yet been completed to a point of an existing or current product offering. At the time of acquisition, the projected cost to complete the project was $0.2 million. The in-process technology was incorporated within an EPSi product module that was released in January 2009.

MediNotes

On October 2, 2008, we acquired all of the outstanding capital stock of MediNotes Corporation (“MediNotes”), a provider of physician practice information solutions. In connection with the transaction, the Company was obligated to pay a total of approximately $45 million (net of certain closing balance sheet adjustments) in exchange for the acquisition of MediNotes and the cancellation of a previous MediNotes’ royalty arrangement. All of the consideration for the cancellation of the royalty arrangement and 61% of the consideration for the acquisition of MediNotes was payable in the form of Eclipsys common stock, and the balance of the consideration for the acquisition of MediNotes was payable in cash. The common stock portion of the purchase price was based on the arithmetic mean of the last sale price of a share of Eclipsys common stock on each of the 10 consecutive trading days ending two trading days immediately prior to the acquisition closing date. We acquired MediNotes to support our strategy of providing a comprehensive set of solutions that help health systems better connect with physicians, and physicians with their patients.

The purchase price has been allocated to the tangible assets, liabilities assumed, and identifiable intangible assets acquired based on their estimated fair values on the acquisition date. The excess of the purchase price over the aggregate fair values was recorded as goodwill. The fair value assigned to identifiable intangible assets acquired is determined using the income approach, which discounts expected future cash flows to present value using estimates and assumptions determined by management. Purchased intangible assets are amortized on a straight-line basis over the weighted-average respective useful lives based on an assessed pattern of use. For accounting purposes, the purchase price is $45.1 million which includes $1.4 million of transaction costs and net of cash acquired of $0.1 million.

The resulting allocation of the purchase price is summarized below (in thousands):

	$ Allocation Amount	Estimated Useful Lives
Tangible assets acquired	$(5,903)
Customer relationships	2,400	5 yrs.
Non-Compete agreements	1,030	2 yrs.
Acquired technology	12,700	4 yrs.
Goodwill	34,888

Purchase Price	$45,115

For the year ended December 31, 2008, we recorded amortization expense of $1.0 million related to intangible assets acquired in the MediNotes acquisition.

Premise

On December 31, 2008, we acquired all of the outstanding capital stock of Premise Corporation (“Premise”), a privately held company, expanding our portfolio of solutions that help our clients improve operational performance, which also includes EPSi software and our growing portfolio of analytics solutions. The purchase price was $38.5 million cash, subject to certain holdback escrow provisions and working capital adjustments. Premise is a provider of integrated and clinically focused software solutions and services that help optimize patient flow, streamline communications, enhance operational efficiency, and empower knowledge-based decision making. We acquired Premise to expand our portfolio of solutions that help our clients improve operational performance, which also includes EPSi software and our growing portfolio of analytics solutions.

The purchase price has been allocated to the tangible assets, liabilities assumed, and identifiable intangible assets acquired based on their estimated fair values on the acquisition date. The excess of the purchase price over the aggregate fair values was recorded as goodwill. The fair value assigned to identifiable intangible assets acquired is determined using the income approach, which discounts expected future cash flows to present value using estimates and assumptions determined by management. Purchased intangible assets are amortized on a straight-line basis over the weighted-average respective useful lives based on an assessed pattern of use. For accounting purposes, the purchase price is $38.6 million which includes $1.1 million of transaction costs and net of cash acquired of $0.9 million.

The resulting allocation of the purchase price is summarized below (in thousands):

	$ Allocation Amount	Estimated Useful Lives
Tangible assets acquired	$(1,706)
Customer relationships	1,100	5 yrs.
Non-Compete agreements	400	2 yrs.
Acquired technology	17,100	5 yrs.
Trade Names	60
Goodwill	21,623

Purchase Price	$38,577

NOTE P - SALE OF ASSETS

In December 2007, the Company entered into an Asset Purchase Agreement with Elsevier Inc. (“Elsevier”) pursuant to which Elsevier acquired certain assets of our CPMRC business (including CPMRC’s proprietary clinical practice guidelines and related intellectual property), assumed certain CPMRC content customer contracts and retained related CPMRC employees for $23.1 million in cash. The transaction resulted in a net gain of $12.8 million in 2007 comprised of the following:

(in thousands):

Cash received	$23,134
CPMRC earnout settlement payment	(5,100)
Net assets sold	(4,755)
Other costs	(518)

Gain on sale	$12,761

In connection with this transaction the Company, for $5.1 million, settled the remaining earnout obligation under the 2004 CPMRC acquisition agreement and reflected this as a reduction of the gain on sale.

In addition to the aforementioned proceeds from sale, the CPMRC agreement allows for us to earn up to an additional $11.0 million through 2010 in the event Elsevier meets certain sales targets, we are successful in obtaining permission from a customer to transfer its contract to Elsevier, and we complete certain minor data base application development for Elsevier. If these milestones are met, we would reflect any contingent consideration received as additional gain on the sale of CPMRC. For the year ended December 31, 2008, we recognized $4.4 million additional gain on the sale of CPMRC.

In connection with the sale, the Company and Elsevier entered into reseller and license agreements to allow Eclipsys to continue to acquire CPMRC content and services from Elsevier in order to support existing and possible new customers who use Eclipsys’ Knowledge-Based Charting software application, which contains the CPMRC content.

NOTE Q - RELATED PARTY TRANSACTIONS

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

In 2001, Partners entered into a contract with us for the license of a new Eclipsys software application and related professional services. This new software application consisted of an upgrade to an existing software application that Partners had licensed from Transition Systems, Inc., an entity that was acquired by us in December 1998. Under this contract, Partners paid us the sums of $1.3 million, $1.2 million and $0.9 million, in 2008, 2007 and 2006, respectively. As of December 31, 2008, Partners owed us the sum of approximately $0.7 million related to this contract. Mr. Pieper was not affiliated with Eclipsys at the time of the negotiation of the Partners license from Transition Systems, Inc. In December 2008, Partners also entered into a contract with us for the licensing, support, and implementation of our EPSi software solution. As of December 31, 2008, no payments under this new agreement were owed by Partners to us.

Lease Agreement and Cost-Sharing Arrangement with BG Jet Corp.

Effective March 1, 2007, we entered into a Lease Agreement and a Cost Sharing Agreement, each with BG Jet Corp., and an Assignment and Consent among Eclipsys, BG Jet Corp, NetJets Sales, Inc., NetJets Services, Inc. and NetJets Aviation, Inc. BG Jet Corp. is 50% owned by Mr. Eugene Fife, one of our directors and the Chairman of our Board. The NetJets entities are affiliated companies that in the aggregate provide a fractional aircraft interest and related services to BG Jet Corp. This arrangement had an initial term of 11 months and was renewed for a subsequent one year term in February 2008 and the arrangement is being renewed for an additional one year term, effective February 1, 2009. Either Eclipsys or BG Jet Corp. may terminate the arrangement if Mr. Fife’s service on our Board ceases, or as a result of a change in control of Eclipsys, or upon loss of use of the aircraft that is subject to the fractional interest, or upon transfer of the fractional interest in whole or part by BG Jet Corp.

During the year ended December 31, 2008 and 2007, we paid $0.1 million and $0.1 million, respectively, to BG Jet Corp. under this arrangement.

NOTE R - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table presents consolidated statement of operations data for each of the eight quarters in the years ended December 31, 2008 and 2007. The data in the statement of operations is unaudited and, in the opinion of management, includes all adjustments (consisting of normal recurring adjustments) necessary to state fairly the data for such periods.

	For the Year Ended December 31, 2008
	(in thousands, except per share data)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Revenues	$124,380	$132,142	$132,424	$126,816	$515,762
Income (loss) from operations	(2,119)	7,224	6,761	(2,494)	9,372
Net income	290	8,511	87,396	3,310	99,506
Basic net income per common share	$0.01	$0.16	$1.62	$0.06	$1.84
Diluted net income per common share	$0.01	$0.16	$1.59	$0.06	$1.81

	For the Year Ended December 31, 2007
	(in thousands, except per share data)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Revenues	$113,030	$119,019	$121,080	$124,404	$477,533
Income (loss) from operations	906	4,125	7,513	4,774	17,318
Net income (loss)	2,401	5,694	8,864	24,182	41,141
Basic net income (loss) per common share	$0.05	$0.11	$0.17	$0.45	$0.78
Diluted net income (loss) per common share	$0.04	$0.11	$0.16	$0.45	$0.76

NOTE S - GEOGRAPHIC INFORMATION

Revenues are attributed to geographical areas based on customer’s geographical location. The Company’s revenues by geographic area are summarized below (in thousands):

	Year ended December 31,
	2008	2007	2006
United States	$484,240	$444,474	$394,536
Canada	26,410	31,761	30,592
Other	5,112	1,298	2,414

Total	$515,762	$477,533	$427,542

A summary of the Company’s long-lived assets by geographic area is summarized below (in thousands):

	December 31,
	2008	2007
United States	$437,663	$107,918
Canada	2,542	938
India	6,071	3,454

Total	$446,276	$112,310

NOTE T - SUBSEQUENT EVENTS (UNAUDITED)

During the first quarter of 2009 we plan to reduce our workforce. Reductions will primarily be in our professional services organization. We estimate total severance related costs incurred in the first quarter 2009 to be approximately $1.5 to $2.0 million.

Item 8.	Financial Statements and Supplementary Data

SCHEDULE II — VALUATION OF QUALIFYING ACCOUNTS

For the Years Ended December 31, 2008, 2007 and 2006

(in thousands)

	Balance at Beginning of Period	Additions	Write-offs	Balance at End of Period
December 31, 2008
Allowance for doubtful accounts	$4,240	$4,408	$(3,736)	$4,912

Valuation allowance for deferred tax asset	$87,115	$—	$(86,676)	$439

December 31, 2007
Allowance for doubtful accounts	$3,907	$2,078	$(1,745)	$4,240

Valuation allowance for deferred tax asset	$131,523	$6,670	$(51,078)	$87,115

December 31, 2006
Allowance for doubtful accounts	$5,676	$1,457	$(3,226)	$3,907

Valuation allowance for deferred tax asset	$133,182	$—	$(1,659)	$131,523

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act as of December 31, 2008. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives of ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. There is no assurance that our disclosure controls and procedures will operate effectively under all circumstances. Based upon the evaluation described above our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2008, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Management assessed our internal control over financial reporting as of December 31, 2008. In making this assessment, we used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

Based on our assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2008 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

The effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

Information regarding directors, executive officers and corporate governance will be set forth in the proxy statement for our 2009 annual meeting of stockholders and is incorporated herein by reference.

Item 11.	Executive Compensation

Information regarding executive compensation will be set forth in the proxy statement for our 2009 annual meeting of stockholders and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management will be set forth in the proxy statement for our 2009 annual meeting of stockholders and is incorporated herein by reference.

The following table provides information about shares of Eclipsys common stock that may be issued under our existing equity compensation plans as of December 31, 2008:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	4,499,197		$16.94	3,873,070
Equity compensation plans not approved by security holders (1)	1,029,800	(2)	$18.52	327,486	(3)

Total	5,528,997			4,200,556	(4)

1	In October 2005, our Board of Directors approved the 2005 Inducement Grant Stock Incentive Plan (the “Inducement Grant Plan”) for use in making inducement grants of stock options and restricted stock to new employees pursuant to the NASDAQ Marketplace Rules. This Inducement Grant Plan was based upon and is substantially similar to our 2005 Stock Incentive Plan as approved by stockholders, except that eligible recipients are limited to prospective and newly hired employees of the Company, consistent with its purpose as an employment inducement tool. The Board initially authorized 1,200,000 shares under the Inducement Grant Plan, which was increased in February 2008 by an additional 400,000 shares and in December 2008 by an additional 350,000 shares. As of December 31, 2008, a total of 1,950,000 shares were authorized under the Inducement Grant Plan.

2	Represents options which were granted as inducement hiring grants in accordance with NASDAQ rules to (i) Mr. Eckert as our President and Chief Executive Officer in 2005; (ii) Mr. Deady as our Executive Vice President, Client Solutions in 2006; and (iii) to founders and employees of Enterprise Performance Systems, Inc. in connection with our acquisition of that company in February 2008. These options were issued pursuant to our 2005 Inducement Grant Stock Inducement Plan.

3	270,138 shares have been reserved for grants of inducement hiring stock options to founders and employees of Premise Corporation, to be issued in the first quarter of 2009 in accordance with Eclipsys’ Stock Option Grant Guidelines.

4	The number of securities remaining available for future issuance under equity compensation plans as of December 31, 2008 included 287,706 shares available for future issuance under Eclipsys’ Employee Stock Purchase Plan, which takes into account the March 2008 reduction of 600,000 shares available under the Employee Stock Purchase Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information regarding certain relationships and related transactions will be set forth in the proxy statement for our 2009 annual meeting of stockholders and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

Information regarding principal accounting fees and services will be set forth in the proxy statement for our 2009 annual meeting of stockholders and is incorporated herein by reference.

Part IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this report:

(1)	Consolidated Financial Statements included in Item 8 of this report on Form 10-K

(2)	Financial Statement Schedules included in Item 8 of this report on Form 10-K Schedule II—Valuation of Qualifying Accounts

(3)	The following exhibits are included in this report:

Exhibit		Incorporation by Reference
Index	Exhibit Description	Form	Exhibit	Filing Date

2.1	Asset Purchase Agreement dated December 19, 2007, by and among the Registrant, Eclipsys Solutions Corporation, CPM Resource Center, Inc., and Elsevier Inc.	10-K	2.1	February 27, 2008

2.2	Stock Purchase Agreement, dated as of February 25, 2008, by and among the Registrant, Enterprise Performance Systems, Inc. (“EPSi”), and certain stockholders of EPSi	10-Q	2.1	May 12, 2008

2.3	Agreement and Plan of Merger, dated September 19, 2008, by and among the Registrant, a subsidiary of the Registrant formed for purposes of the acquisition, MediNotes Corporation, and certain stockholders of MediNotes	10-Q	10.2	November 10, 2008

2.4	First Amendment to the Agreement and Plan of Merger, dated October 2, 2008, by and among the Registrant, a subsidiary of the Registrant formed for purposes of the acquisition, MediNotes Corporation, and certain stockholders of MediNotes Corporation	10-Q	10.3	November 10, 2008

2.5	Agreement and Plan of Merger, dated December 30, 2008, by and among the Registrant, a subsidiary of the Registrant formed for purposes of the acquisition, Premise Corporation, and certain stockholders of Premise Corporation			Filed herewith

3.1	Third Amended and Restated Certificate of Incorporation of the Registrant	10-Q	3.1	September 21, 1998

3.2	Amended and Restated Bylaws of the Registrant	8-K	3.2	November 19, 2007

4.1	Specimen certificate for shares of Common Stock	S-1	4.1	April 23, 1998

10.1*	Amended and Restated 1999 Stock Incentive Plan	10-Q	10.2	August 13, 2002

10.2*	Amended and Restated 2000 Stock Incentive Plan	10-Q	10.1	May 10, 2005

10.3*	2005 Stock Incentive Plan	8-K	10.1	July 6, 2005

10.4*	Appendix A to the Registrant’s 2005 Stock Incentive Plan: Deferred Stock Units for Non-Employee Directors	8-K	10.1	May 17, 2006

10.5*	2005 Employee Stock Purchase Plan	8-K	10.2	July 6, 2005

10.6*	Amended and Restated 2005 Inducement Grant Stock Incentive Plan	10-Q	10.1	May 12, 2008

10.7*	2008 Omnibus Incentive Plan	10-Q	10.1	August 7, 2008

10.8*	Appendix A to the Registrant’s 2008 Omnibus Incentive Plan: Deferred Stock Units for Non-Employee Directors			Filed herewith

10.9*	Form of Incentive and/or Non-Qualified Stock Option Agreement under the Registrant’s Amended and Restated 2000 Stock Incentive Plan, as amended	8-K	99.1	December 1, 2004

10.10*	Form of Restricted Stock Agreement under the Registrant’s Amended and Restated 2000 Stock Incentive Plan, as amended	8-K	99.2	December 1, 2004

10.11*	Form of Restricted Stock Agreement to be used in connection with issuance of restricted stock under the Registrant’s 2005 Stock Incentive Plan	10-K	10.15	May 23, 2007

10.12*	Form of Notice of Grant of Restricted Stock to be used in connection with issuance of restricted stock under the Registrant’s 2005 Stock Incentive Plan	10-K	10.16	May 23, 2007

10.13*	Form of Notice of Grant of Stock Option to be used in connection with grants of stock options under the Registrant’s 2005 Stock Incentive Plan	10-K	10.18	May 23, 2007

10.14*	Form of Restricted Stock Agreement to be used in connection with issuance of restricted stock under the Registrant’s 2008 Omnibus Incentive Plan			Filed herewith

10.15*	Form of Notice of Grant of Restricted Stock to be used in connection with issuance of restricted stock under the Registrant’s 2008 Omnibus Incentive Plan			Filed herewith

10.16*	Form of Notice of Grant of Stock Option to be used in connection with grants of stock options under the Registrant’s 2008 Omnibus Incentive Plan			Filed herewith

10.17*	Form of Indemnification Agreement between the Registrant and each non-employee director	10-K	10.11	March 15, 2004

10.18*	Employment Agreement, effective as of March 15, 2005, by and between the Registrant and John P. Gomez	8-K	99.3	April 7, 2005

10.19*	Employment Agreement between the Registrant and R. Andrew Eckert dated as of October 24, 2005	8-K	10.2	October 21, 2005

10.20*	Agreement re Specified Acts between the Registrant and R. Andrew Eckert dated as of October 24, 2005	8-K	10.3	October 21, 2005

10.21*	February 7, 2008 Amendment No. 1 to Employment Agreement between the Registrant and R. Andrew Eckert dated as of October 24, 2005	10-Q	10.2	May 12, 2008

10.22*	Employment Agreement between the Registrant and John E. Deady dated December 22, 2005	10-K	10.31(1)	March 7, 2006

10.23*	Agreement re Specified Acts between the Registrant and John E. Deady dated December 22, 2005	10-K	10.31(1)	March 7, 2006

10.24*	February 7, 2008 Amendment No. 1 to Employment Agreement between the Registrant and John E. Deady dated December 22, 2005	10-Q	10.3	May 12, 2008

10.25*	Severance Agreement dated July 31, 2006 between the Registrant and Robert J. Colletti	8-K	10.1	August 4, 2006

10.26*	Employment Offer Letter with Joseph C. Petro, dated February 8, 2007	10-Q	10.1	August 8, 2007

10.27*	2007 Incentive Compensation Plan for Specified Officers	10-Q	10.1	November 8, 2007

10.28	Credit Agreement, dated August 26, 2008, by and among the Registrant, certain lenders and Wachovia Bank, National Association, as Administrative Agent	10-Q	10.1	November 10, 2008

21	Subsidiaries of the Registrant			Filed herewith

23	Consent of PricewaterhouseCoopers LLP			Filed herewith

31.1	Certification of R. Andrew Eckert			Filed herewith

31.2	Certification of W. David Morgan			Filed herewith

32.1	Certification Pursuant to 18 U.S.C. Section 1350			Filed herewith

32.2	Certification Pursuant to 18 U.S.C. Section 1350			Filed herewith

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

Signature	Title	Date

/s/ R. Andrew Eckert R. Andrew Eckert	President, Chief Executive Officer and Director (Principal Executive Officer)	February 24, 2009

/s/ W. David Morgan W. David Morgan	Interim Chief Financial Officer (Principal Financial and Accounting Officer)	February 24, 2009

/s/ Dan L. Crippen Dan L. Crippen	Director	February 24, 2009

/s/ John T. Casey John T. Casey	Director	February 24, 2009

/s/ Eugene V. Fife Eugene V. Fife	Director	February 24, 2009

/s/ Edward A. Kangas Edward A. Kangas	Director	February 24, 2009

/s/ Craig Macnab Craig Macnab	Director	February 24, 2009

/s/ Philip M. Pead Philip M. Pead	Director	February 24, 2009

/s/ Jay B. Pieper Jay B. Pieper	Director	February 24, 2009