Form 10-Q
period 2009-03-31
ECLIPSYS CORP
filed 2009-05-08
CIK 1034088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

COMMISSION FILE NUMBER: 000-24539

ECLIPSYS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	65-0632092
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Three Ravinia Drive

Atlanta, GA

30346

(Address of principal executive offices)

(404) 847-5000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Shares outstanding as of May 4, 2009
Common Stock, $0.01 par value	56,174,606

ECLIPSYS CORPORATION AND SUBSIDIARIES

FORM 10-Q

For the period ended March 31, 2009

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ECLIPSYS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (unaudited)

(in thousands, except share data)

	March 31, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$111,882	$108,304
Marketable securities	—	154
Accounts receivable, net of allowance for doubtful accounts of $3,421 and $4,912, respectively	113,303	121,811
Prepaid expenses	26,417	23,975
Deferred tax asset	2,224	2,643
Other current assets	3,957	5,712

Total current assets	257,783	262,599

Long-term investments	105,232	107,215
Property and equipment:
Property and equipment	151,936	143,103
Accumulated depreciation and amortization	(93,902)	(89,107)

Property and equipment, net	58,034	53,996
Capitalized software development costs, net	41,323	37,718
Acquired technology, net	37,144	39,710
Intangible assets, net	9,546	10,258
Goodwill	97,695	96,973
Deferred tax asset	87,350	89,063
Other assets	12,064	11,343

Total assets	$706,171	$708,875

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$16,134	$20,924
Deferred revenue	120,984	123,733
Accrued compensation costs	23,978	16,457
Other current liabilities	19,787	22,481

Total current liabilities	180,883	183,595

Deferred revenue	4,605	5,743
Long-term debt and capital leases	105,917	105,000
Other long-term liabilities	14,660	16,540

Total liabilities	306,065	310,878

Stockholders’ Equity:

Common stock, $0.01 par value, 200,000,000 shares authorized; 56,143,447 and 56,126,674 issued and oustanding, respectively	562	561
Additional paid-in capital	574,152	569,717
Accumulated deficit	(165,577)	(164,712)
Accumulated other comprehensive loss	(9,031)	(7,569)

Total stockholders’ equity	400,106	397,997

Total liabilities and stockholders’ equity	$706,171	$708,875

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ECLIPSYS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2009	2008
Revenues:
Systems and services	$128,137	$119,138
Hardware	2,029	5,242

Total revenues	130,166	124,380

Costs and expenses:
Cost of systems and services (excluding depreciation and amortization shown below)	66,874	67,560
Cost of hardware	1,656	4,336
Sales and marketing	22,751	20,871
Research and development	13,493	17,154
General and administrative	12,021	10,962
In-process research and development charge	—	850
Restructuring	5,434	—
Depreciation and amortization	8,034	4,766

Total costs and expenses	130,263	126,499

Income (loss) from operations	(97)	(2,119)
Gain on sale of assets	400	2,064
Loss on investments	(158)	—
Interest income	847	2,382
Interest expense	(1,143)	(263)

Income (loss) before income taxes	(151)	2,064
Provision for income taxes	714	1,774

Net income (loss)	$(865)	$290
Income allocated to participating securities	—	3

Net income (loss) available to common stockholders	$(865)	$287

Earnings (loss) per common share:
Basic	$(0.02)	$0.01
Diluted	$(0.02)	$0.01
Shares used in computing earnings (loss) per common share:
Basic	55,470	53,548
Diluted	55,470	54,515

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ECLIPSYS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Three Months Ended March 31,
	2009	2008
Operating activities:
Net income (loss)	$(865)	$290
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	12,035	10,188
Provision for bad debt	1,046	950
In-process research and development	—	850
Stock compensation expense	4,408	3,347
Gain on sale of assets	(400)	(2,064)
Deferred provision for income taxes	452	68
Changes in operating assets and liabilities:
Accounts receivable	3,695	(2,092)
Prepaid expenses and other current assets	(1,454)	(6,000)
Other assets	(237)	534
Deferred revenue	(807)	(3,351)
Accrued compensation	7,465	(4,537)
Accounts payable and other current liabilities	(6,596)	5,952
Other long-term liabilities	751	2,343
Other reconciling items	243	427

Total adjustments	20,601	6,615

Net cash provided by operating activities	19,736	6,905

Investing activities:
Purchases of property and equipment	(7,273)	(6,940)
Purchase of marketable securities	—	(102,000)
Proceeds from sales of marketable securities	150	134,791
Capitalized software development costs	(7,216)	(2,923)
Proceeds from sale of assets	—	698
Earnout on disposition	842	400
Cash paid for acquisitions, net of cash acquired	(2,763)	(53,634)

Net cash used in investing activities	(16,260)	(29,608)

Financing activities:
Proceeds from stock options exercised	74	1,486
Proceeds from employee stock purchase plan	242	169
Proceeds from secured financing	—	45,000

Net cash provided by financing activities	316	46,655

Effect of exchange rates on cash and cash equivalents	(214)	(264)

Net increase in cash and cash equivalents	3,578	23,688
Cash and cash equivalents — beginning of period	108,304	22,510

Cash and cash equivalents — end of period	$111,882	$46,198

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

Revenues, expenses, assets, and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be indicative of annual results. For a more complete discussion of our significant accounting policies and other information, you should read this report in conjunction with the consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2008 that was filed with the SEC on February 24, 2009.

The Company manages its business as one reportable segment.

NOTE B – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Recently Adopted Standards

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (Revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R continues to require the purchase method of accounting to be applied to all business combinations, but it significantly changes the accounting for certain aspects of business combinations. Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141R will change the accounting treatment for certain specific acquisition related items including: (1) expensing acquisition related costs as incurred; (2) valuing noncontrolling interests at fair value at the acquisition date; and (3) expensing restructuring costs associated with an acquired business. SFAS 141R also includes a substantial number of new disclosure requirements. We adopted SFAS 141R on January 1, 2009. SFAS 141R is to be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009.

In April 2008, the FASB issued FASB Staff Position (“FSP”) SFAS 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R and other United States generally accepted accounting principles. This FSP shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We adopted this FSP January 1, 2009. This FSP did not have a material impact on our condensed consolidated financial statements.

In June 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (EPS) under the two-class method. This FSP shall be effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years. The adoption of this FSP on January 1, 2009 did not materially affect our earnings per share and was applied retrospectively to all periods presented (see Note C for details).

Recently Issued Standards

In April 2009, the FASB issued FSP SFAS 115-2 and SFAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” This FSP changes existing guidance for determining whether an impairment of debt securities is other than temporary. The FSP requires other than temporary impairments to be separated into the amount representing the decrease in cash flows expected to be collected from a security (referred to as credit losses) which is recognized in earnings and the

ECLIPSYS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

amount related to other factors which is recognized in other comprehensive income. This noncredit loss component of the impairment may only be classified in other comprehensive income if the holder of the security concludes that it does not intend to sell and it will not more likely than not be required to sell the security before it recovers its value. If these conditions are not met, the noncredit loss must also be recognized in earnings. When adopting the FSP, an entity is required to record a cumulative effect adjustment as of the beginning of the period of adoption to reclassify the noncredit component of a previously recognized other than temporary impairment from retained earnings to accumulated other comprehensive income. FSP SFAS 115-2 and SFAS 124-2 is effective for interim and annual periods ending after June 15, 2009. Management is currently evaluating the requirements of the FSP and has not yet determined the impact on Eclipsys’ condensed consolidated financial statements, which could be material.

In April 2009, the FASB issued FSP SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This FSP provides additional guidance on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability. The FSP also provides additional guidance on circumstances that may indicate that a transaction is not orderly. FSP SFAS 157-4 is effective for interim and annual periods ending after June 15, 2009. Eclipsys does not believe the adoption of this FSP will materially impact its condensed consolidated financial statements.

ECLIPSYS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE C – EARNINGS (LOSS) PER SHARE

For all periods presented, basic and diluted earnings (loss) per common share (“EPS”) is presented in accordance with SFAS 128, “Earnings per Share,” as clarified by EITF Issue No. 03-6, “Participating Securities and the Two Class Method under FASB Statement No. 128, Earnings per Share” (“EITF 03-6”) as clarified by FSP EITF 03-6-1. Basic earnings (loss) per common share is calculated by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding during the period.

Non-vested restricted stock carries non-forfeitable dividend rights and is therefore a participating security, in accordance with FSP EITF 03-6-1 (See Note B - Recently Issued Accounting Pronouncements). The two-class method of computing earnings per share is required for companies with participating shares. Under this method, net income is allocated to common stock and participating securities to the extent that each security may share in earnings, as if all of the earnings for the period had been distributed. The Company has accounted for non-vested restricted stock as a participating security and used the two class method of computing earnings per share as of January 1, 2009, with retroactive application to all prior periods presented. Because the Company does not pay dividends, earnings allocated to each participating security and share of common stock is equal. For the period ended March 31, 2009, the Company was in a net loss position and therefore did not allocate any loss to participating securities.

Diluted earnings per common share reflect the potential dilution from assumed conversion of all dilutive securities using the treasury stock method. When the effect of the outstanding equity securities is anti-dilutive, they are not included in the calculation of diluted earnings per common share. For the three months ended March 31, 2009 and 2008, 5,367,054 and 2,538,563 anti-dilutive shares were excluded from the calculation of diluted earnings per common share, respectively. The earnings (loss) amounts used for per-share calculations are the same for both the basic and diluted EPS calculations.

The computation of basic and diluted income (loss) per common share is as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2009	2008
Basic EPS:
Net income (loss)	$(865)	$290
Income allocated to participating securities (1)	—	3

Net income (loss) available to common stockholders	$(865)	$287

Basic weighted average common shares outstanding	55,470	53,548
Basic earnings (loss) per common share	$(0.02)	$0.01

Diluted EPS:
Net income (loss)	$(865)	$290
Income allocated to participating securities (1)	—	3

Net income (loss) available to common stockholders	$(865)	$287

Basic weighted average common shares outstanding	55,470	53,548
Dilutive effect of potential common shares (2)	—	967

Diluted weighted average shares common outstanding	55,470	54,515
Diluted earnings (loss) per common share	$(0.02)	$0.01

(1)

The Company has retroactively allocated earnings to 579 non-vested shares of restricted stock considered to be participating securities for the basic and diluted EPS calculation, in accordance with FSP EITF 03-6-1, for the three month period ended March 31, 2008. For the three month period ended March 31, 2009 the Company was in a net loss position and therefore did not allocate any loss to participating securities.

(2)

No potential common shares were included in weighted average diluted shares outstanding for the three month period ended March 31, 2009, as the Company has a net loss and potential common shares would create an antidilutive effect on earnings per share. If the company had net income, 131 potential common shares would be included in diluted weighted average shares outstanding.

ECLIPSYS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE D – ACCOUNTS RECEIVABLE

Accounts receivable, net of an allowance for doubtful accounts, consist of the following (in thousands):

	March 31, 2009	December 31, 2008
Accounts Receivable:
Billed accounts receivable, net	$79,561	$90,144
Unbilled accounts receivable	33,742	31,667

Total accounts receivable, net	$113,303	$121,811

NOTE E – INVESTMENTS

Investment balances consist of the following (in thousands):

	March 31, 2009	December 31, 2008
Security Type:

Auction rate securities
UBS purchased (1)	$32,636	$32,413
Goldman Sachs purchased (2)	69,675	71,499
Auction rate securities put option (3)	2,921	3,303
Other marketable securities	—	154

Total	$105,232	$107,369

(1)

These securities are classified as trading, and the changes in fair value of these securities are included in earnings. For the three month period ended March 31, 2009, we have recorded a $0.2 million unrealized gain related to the increase in the fair value of these ARS.

(2)

As of March 31, 2009 the maturity dates of our Goldman Sachs purchased ARS range from August 1, 2027 to November 1, 2047. These securities are classified as available for sale, and the changes in fair value of these securities are included in accumulated other comprehensive income. For the three month period ended March 31, 2009, we recorded a $1.8 million unrealized loss to accumulated other comprehensive income in the balance sheet.

(3)

Our auction rate securities put option is exercisable from June 30, 2010 to July 30, 2012. We have accounted for the put option as a freestanding financial instrument and elected to record the value under the fair value option of SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. Therefore, the changes in fair value of the put option are included in earnings. For the three month period ended March 31, 2009, we recorded a $0.4 million unrealized loss related to the decrease in the fair value of the put option.

As of March 31, 2009 the Company held approximately $116.6 million par value of investments in auction-rate securities (“ARS”) of which $36.3 million was purchased through UBS Financial Services (“UBS”) and $80.3 million was purchased through Goldman Sachs. As of March 31, 2009, our ARS purchased through UBS are comprised of $32.2 million triple-A rated pools of student loans and $4.1 million “A3” rated pools of student loans, and our ARS purchased through Goldman Sachs are comprised of $64.8 million triple-A rated pools of student loans and $15.5 million “B3” rated pools of student loans. These investments have long-term nominal maturities for which the interest rates are supposed to be reset through a Dutch auction each month. Prior to February 2008, monthly auctions historically provided a liquid market for these securities. However, in February 2008, the broker-dealers managing the Company’s ARS portfolio experienced failed auctions in which the amount of ARS submitted for sale exceeded the amount of purchase orders. Our ARS continued to fail to settle at auctions through the first quarter of 2009. The Company continues to earn interest on these investments at the contractual rate.

ECLIPSYS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

As of March 31, 2009, the Company has recorded these investments, including the put option, at their estimated fair value of $105.2 million. All of our ARS were at an unrealized loss position as of March 31, 2009. Due to events in the credit markets, quoted prices in active markets are not readily available at this time. The Company estimated the fair value of these ARS and the put option as of March 31, 2009 based on various factors such as credit quality, duration, insurance wraps, assumptions about future cash flows and likelihood of redemption. We accounted for illiquidity by using a discount rate within the valuation, with an additional spread representing the additional required rates of return investors would have for certain securities to hold those securities in an illiquid environment.

The Company has accounted for the put option as a freestanding financial instrument and elected to record the value under the fair value option of SFAS No. 159. The Company has classified the related UBS purchased auction rate securities as trading securities pursuant to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”). Although the underlying credit quality of UBS will impact the future value of the put option and could cause the put option to decrease in fair value and not offset the change in fair value of the UBS purchased ARS, the Company expects that the future changes in the fair value of the put option will generally offset the fair value movements in the related UBS purchased ARS.

We have recorded a temporary loss on the ARS purchased through Goldman Sachs of $10.6 million, as of March 31, 2009, in accumulated other comprehensive income, reflecting the decline in the fair value of these securities, as these securities remain classified as available for sale. In evaluating our ARS purchased from Goldman Sachs for other than temporary impairment, as of March 31, 2009, we considered several factors in accordance with FSP FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” and Staff Accounting Bulletin (“SAB”) Topic 5M, “Other Than Temporary Impairment Of Certain Investments In Debt And Equity Securities” including the duration of time and the extent to which the market value has been less than cost, the credit ratings of the securities, the Company’s intent and ability to retain the investments for a period of time sufficient to allow for any anticipated recovery in market value, and the cause of the impairment. We believe these investments continue to be of high credit quality, and we currently have the intent and ability to hold the ARS until such time as successful auctions occur, secondary markets allow for a sufficient price to recover substantially all of our par value, or our put option becomes exercisable. Accordingly, we have classified these securities as long-term investments in our condensed consolidated balance sheet. The Company has concluded that no other-than-temporary impairment losses occurred for the three month period ended March 31, 2009. The Company will continue to analyze its ARS purchased from Goldman Sachs each reporting period for impairment and it may be required to record an impairment charge in the condensed consolidated statement of operations if the decline in fair value of the Goldman Sachs purchased ARS are determined to be other-than-temporary.

ECLIPSYS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE F – ACQUIRED TECHNOLOGY AND INTANGIBLE ASSETS, INCLUDING GOODWILL

The changes in the carrying amount of goodwill for the three month period ended March 31, 2009 were as follows:

Beginning Balance December 31, 2008	$96,973
Acquisition adjustments	722

Ending Balance March 31, 2009	$97,695

The gross and net amounts for acquired technology, ongoing customer relationships and goodwill consist of the following (in thousands):

	March 31, 2009			December 31, 2008			Estimated Life
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Intangibles subject to amortization:

Acquired technology	$45,027	$(7,883)	$37,144	$45,027	$(5,317)	$39,710	3-4 years

Ongoing customer relationships	9,409	(1,814)	7,595	9,409	(1,382)	8,027	5-6 years
Non-compete agreements	2,640	(749)	1,891	2,640	(470)	2,170	2 years

Total	$57,076	$(10,446)	$46,630	$57,076	$(7,169)	$49,907

Intangibles not subject to amortization:
Trade names			$60			$60
Goodwill			97,695			96,973

Total			$97,755			$97,033

ECLIPSYS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE G – TOTAL COMPREHENSIVE INCOME

The components of total comprehensive income were as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
Net income (loss)	$(865)	$290
Foreign currency translation adjustments	(358)	(868)
Unrealized holding losses arising during period	(1,826)	(4,873)
Income tax expense related to other comprehensive income	722	—

Total comprehensive income (loss)	$(2,327)	$(5,451)

NOTE H – RESTRUCTURING

During the first quarter 2009, the Company executed a workforce reduction which included terminating approximately 175 employees. As previously announced, we reduced staff in our services and client solutions organizations to better align with current and projected business volumes, and we also made other workforce reductions across various business and back office divisions. These reductions, together with severance costs resulting from the departure of an executive officer of approximately $0.6 million, resulted in a total charge of $5.4 million for severance related costs to our consolidated statement of operations. As of March 31, 2009, $1.3 million of these costs have been paid by the Company and the accrued liability is $4.1 million. Payments for these obligations will continue through early 2010 with the majority of payments occurring in the second quarter 2009.

In January 2006, we effected a restructuring of our operations which included a reduction in headcount of approximately 100 employees and the reorganization of our Company. In December 2006, we realigned certain management resources and consolidated some facilities to eliminate excess office space. These activities resulted in total restructuring charges of $14.7 million, which were incurred in the year ended December 31, 2006. Severance charges were $12.2 million, of which $2.8 million was for non-cash stock-based compensation. The excess office space consolidation resulted in charges of $2.5 million related to the closing of three of our facilities. A summary of the restructuring activity related to our 2006 initiatives for the three month period ended March 31, 2009 is as follows (in thousands):

	One - time Employee - Related Benefits	Facility Closures	Total
Balance at December 31, 2008	$17	$297	$314
Payments	(17)	(126)	(143)

Balance at March 31, 2009	$—	$171	$171

The remaining liability as of March 31, 2009 is expected to be paid out during 2009.

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

ECLIPSYS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes our financial assets measured at fair value on a recurring basis in accordance with SFAS 157 as of March 31, 2009 (in thousands):

	Balance as of March 31, 2009	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$102,239	$102,239	$—	$—
Long-term investments:
Auction rate securities (1)	102,311			102,311
Put option (2)	2,921			2,921

	$207,471	$102,239	$—	$105,232

(1)

Our auction rate securities, categorized as Level 3, were $103.9 million as of December 31, 2008. We recorded a net unrealized loss of $1.6 million on our ARS for the three months ended March 31, 2009 to adjust the investment to fair value. The $1.6 million net unrealized loss is comprised of an unrealized gain of $0.2 million recorded in the statement of operations within the line item “Loss on Investments” and an unrealized loss of $1.8 million recorded in the balance sheet as a component of other comprehensive income. See Note E for further information.

(2)

Our put option, categorized as Level 3, had a carrying value of $3.3 million as of December 31, 2008. We recorded an unrealized loss of $0.4 million on our put option for the three months ended March 31, 2009 to adjust the put option to fair value. This adjustment has been recorded in the statement of operations within the line item “Loss on Investments”.

As of March 31, 2009, the Company has recorded these investments at their estimated fair value of $207.5 million. Due to events in the credit markets, quoted prices in active markets are not readily available for the ARS and put option at this time. The Company estimated the fair value of these ARS and the put option as of March 31, 2009 based on various factors such as credit quality, duration, insurance wraps, assumptions about future cash flows and likelihood of redemption. We accounted for illiquidity by using a discount rate within the valuation, with an additional spread representing the additional required rates of return investors would have for certain securities to hold those securities in an illiquid environment. The assumptions that were used to determine the fair value estimates were highly subjective and therefore considered Level 3 unobservable inputs in the fair value hierarchy. The fair value of these assets represents $105.2 million or 50.7% of total assets measured at fair value in accordance with SFAS 157. The estimate of the fair value of the ARS we hold could change significantly based on future market conditions.

As of March 31, 2009, $58.3 million of our money market funds held at Evergreen Investments have been guaranteed by the U.S. Treasury Money Market Guarantee Program. The plan ensures that if a participating fund’s share value declines under $1.00 and a decision is made to liquidate by the fund’s Board of Trustees, the U.S. Treasury would cover any shortfall between the share price at the time of liquidation and $1.00 for investors as of September 19, 2008. This guarantee is effective until September 18, 2009.

NOTE L – INCOME TAXES

In the quarter ended March 31, 2009, the Company recorded income tax expense of $0.7 million as compared to income tax expense of $1.8 million for the first quarter of 2008. The difference in the expense, quarter over quarter, is primarily due to the tax effect of share-based compensation shortfalls recorded in the first quarter of 2009 of $0.5 million and the accrual of tax, interest and penalties as a result of our quarterly review of uncertain tax positions under the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) recorded in the first quarter of 2008 of $1.5 million.

A shortfall exists for a share-based compensation award to the extent that the cumulative recognized book stock compensation expense for that award exceeds the associated tax deduction. Substantial amounts of share-based compensation shortfalls could occur during the remainder of the year due to the recent volatility of the Company’s stock price. However, we are not able to predict the amount of the shortfalls. The Company must reflect a tax provision for these shortfalls because it has no pool of windfall tax benefits, due to the fact the Company has historically used the “with-and-without” or “incremental” approach for ordering tax benefits derived from the share-based payment of awards.

ECLIPSYS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE M – CONTINGENCIES

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

The Company or one of its subsidiaries is a defendant, and/or may be contractually obligated to indemnify defendants, in three separate patent actions; two are pending in Illinois and one in Texas. These actions, which name multiple defendants each, are based upon U.S. patents that allegedly cover various aspects of the creation of patient medical records and related reports. Each of the actions seeks damages for infringement, including treble damages. Plaintiffs also seek injunctive relief, attorneys’ fees and costs. Each case is in early stages, and the outcome of each case and its impact on the Company’s results of operations depend upon questions of fact and law that are disputed or not clear and cannot be predicted with confidence at this time. The Company intends to contest these matters vigorously. However, because the outcomes of such patent lawsuits are often uncertain and such lawsuits are typically expensive to litigate, such cases often settle and the Company would consider settlement on reasonable terms, if appropriate agreements with the plaintiffs could be reached.

In addition to the foregoing, the Company and its subsidiaries are from time to time parties to other legal proceedings, lawsuits and other claims incident to their business activities. Such matters may include, among other things, assertions of contract breach or intellectual property infringement, claims for indemnity arising in the course of our business and claims by persons whose employment with us has been terminated. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, management is unable to ascertain the ultimate aggregate amount of monetary liability, amounts which may be covered by insurance or recoverable from third parties, or the financial impact with respect to these other matters as of March 31, 2009. However, based on our knowledge as of March 31, 2009, management believes that the final resolution of such other matters pending at the time of this report, individually and in the aggregate, will not have a material adverse effect upon our consolidated financial position, results of operations or cash flows.

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

With the exception of hardware revenues, we classify our revenues in one caption (systems and services) in our statement of operations since the amount of license revenue related to traditional software contracts is less than 10% of total revenues and the remaining revenue types included in this caption relate to bundled subscription arrangements and other services arrangements that have similar attribution patterns for revenue recognition. Our income statement items of revenue are as follows:

•

Systems and services revenues include revenues derived from a variety of sources, including software licenses and contractual software maintenance, and professional services, which include implementation, training and consulting services. Our systems and services revenues include both “subscription” software license revenues and software maintenance revenues (which are recognized ratably over the contractual term) and license revenues related to “traditional” software contracts (which are generally recognized upon delivery of the software and represent less than 10% of total revenues). For some clients, we host the software applications licensed from us remotely on our own servers, which saves such clients the cost of procuring and maintaining hardware and related facilities. For other clients, we offer an outsourced solution in which we assume partial to total responsibility for a healthcare organization’s information technology operations using our employees. Margins on the license and maintenance revenue are generally significantly higher than margins on the professional services revenues.

•

Hardware revenues result from our sale of computer hardware to our clients in connection with their implementation of our software. We purchase this hardware from suppliers and resell it to our clients. As clients elect more remote-hosted solutions, clients’ need for hardware is reduced and future hardware revenues may be negatively impacted. The amount of hardware revenues, and the proportion of our total revenues that they represent, can vary significantly from period to period. Margins on hardware revenues are generally significantly lower than margins on systems and services revenues.

We market our software to healthcare providers of many different sizes and specialties, including community hospitals, large multi-entity healthcare systems, academic medical centers, outpatient clinics and physician practices. Most of the top-ranked U.S. hospitals named in U.S. News & World Report’s Honor Roll use one or more of our solutions.

We continue to focus on expanding our international business, including our operations in India and sales of our solutions outside of North America, such as the Asia-Pacific region and the Middle East. As of March 31, 2009, our India operations have expanded to include two offices and approximately 700 employees. We believe that India provides access to educated professionals to work on software research, development and support, as well as other functions, at an economically effective cost, and also represents a potential new market for our software.

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

Recent disruptions in U.S. and international financial markets have adversely affected the availability of capital for our clients and potential clients, which could negatively impact our sales. In addition, current economic conditions are motivating some clients and potential clients to prefer software subscription contracting to traditional licensing arrangements and we try to be flexible in accommodating clients’ needs, including through structuring transactions as subscriptions. Given that periodic revenue from traditional license arrangements carries high margins and contributes significantly to overall profitability in the transaction period, this client contracting preference may affect our profitability in 2009.

Economic factors contributed to disappointing results for us in the fourth quarter of 2008, and we have responded with various initiatives to reduce and control our expenses, including headcount reductions to better align with current anticipated business conditions. However, the difficult economy, client financial challenges, and significant development requirements, combined with the positive effects of the HITECH Act have resulted in an unusual business environment that makes planning and forecasting challenging.

Initiatives and Challenges for 2009

The HITECH Act

On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (ARRA) was signed into law. This was an important event for Eclipsys and the health information technology industry in general because a portion of ARRA known as the HITECH Act provides financial incentives for hospitals and doctors that are “meaningful EHR users,” which includes use of health information technology systems that are “certified” according to technical standards developed under the supervision of the Secretary of Health and Human Services. In addition, the HITECH Act (i) requires governmental agencies that implement, acquire or upgrade health information technology systems used for the exchange of individually identifiable health information between federal entities and agencies and with non-federal entities to utilize systems that are certified according to such standards, and (ii) requires governmental agencies to require in contracts with health care providers, health plans, and insurers that as the providers, health plans, and insurers implement, acquire or upgrade health information technology systems, they use systems that are certified according to such standards. Although the HITECH Act says that private entities are not legally required to adopt or comply with the standards adopted by the Secretary of Health and Human Services, we believe that the HITECH Act’s requirements for Federal agencies and financial incentives for healthcare providers make compliance with these standards a de facto business requirement for us and our competitors.

The HITECH Act provides the potential for aggregate payments over a period of approximately four or five years beginning in 2011 of up to approximately $10 million to qualifying hospitals (based upon a formula that takes into account various factors including total discharges and Medicare and charity patient volumes) and $44,000 to qualifying physicians. These are significant sums for many of those qualified to receive them, particularly in what is otherwise a challenging economic environment, and have provided a strong incentive for many hospitals and doctors to consider implementing HIT systems. We have noticed some increased interest in our offerings in response to this stimulus and we are hopeful that as the regulations to be implemented pursuant to the HITECH Act are written and the practical parameters of these programs come into focus, we will share in a demonstrable increase in market activity.

In order to take advantage of this opportunity, we will need to ensure that our software meets the certification standards described above. This will require additional development investments, which could displace other important initiatives due to the short timeline before stimulus funds become available to meaningful EHR users. If we falter in our efforts to meet the certification standards, we may breach some client commitments and find ourselves at a competitive disadvantage.

CCHIT

The Certification Commission for Healthcare Information Technology (CCHITSM) is a private non-profit organization formed to accelerate the adoption of robust, interoperable healthcare information technology throughout the United States by creating an efficient, credible, sustainable mechanism for the certification of healthcare IT products. CCHIT develops criteria for healthcare IT products based upon standards for such products established by various standards development organizations, and then tests products for adherence to the criteria. Products that pass the test are CCHIT “certified.” Certification for a product lasts for two years and must then be renewed, and the standards applicable to products evolve and become more demanding over time. CCHIT has published certification criteria for only a limited number of products to date, but will continue to add products to its certification list. CCHIT certification is an important factor to many clients and potential clients in our target market and we believe that failure to have certified products and to demonstrate compliance plans for products that are not certified could put us at a competitive disadvantage. In addition, CCHIT criteria may be used as, and/or overlap with, standards for certification of health information technology systems under the HITECH Act. Accordingly, we are devoting significant resources to conforming our software to current and anticipated CCHIT criteria. This requires us to allocate scarce resources and may mean that other important development initiatives are delayed or foregone.

Performance Management

To help clients address their needs to operate more efficiently in today’s challenging environment, and to differentiate our capabilities, we plan to emphasize development and marketing of our performance management suite of solutions, comprising of Sunrise EPSi TM, Sunrise Patient Flow TM and Sunrise Clinical Analytics TM. These solutions help healthcare organizations streamline and automate manual processes required to gather, analyze and display enterprise-wide information. They also enable hospital senior and department level management to more easily identify areas requiring intervention and to improve clinical quality, regulatory compliance, cost-efficiency, resource utilization and patient satisfaction. We think an integrated performance management offering can be a competitive differentiator for us, but it will require an investment to develop what were designed as independent applications into an integrated solution.

Speed to Value

Some of our software is complex and highly configurable and many clients value our ability to adapt the software to their specific needs. However, this high degree of configurability can result in significant implementation costs, which can make our offering too expensive for some clients. Our ability to reach our goals for expansion into smaller clients and in the international market, and to sell to clients with budgetary constraints, depends upon our ability to develop less costly ways of implementing our most complex software. We are currently deploying a new “speed to value” implementation methodology that we have recently developed to address this issue.

International Initiatives

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

Acquisitions Integration

Integrating the three companies we acquired in 2008 will present challenges. The anticipated benefits from these acquisitions may not be achieved, and the diversion of management’s attention and any difficulties encountered in the transition process could negatively impact our business. These companies are relatively small and the Peak Practice and Patient Flow offerings in particular are not yet well established in the market, so additional investment is required and there is risk that our expectations for these companies may not be met. However, with Peak Practice, we now have a solution for the independent physician practice market, which we believe has potential to be a high growth area for us, especially given the ARRA, as discussed above.

Recent Performance and Outlook

We recorded $11.0 million of software license revenues in the quarter representing a 32.1% increase compared to the first quarter in 2008. These positive results were impacted by large enterprise deals closed in the quarter and by $2.1 million of contribution from our 2008 acquisitions. This revenue stream can fluctuate dramatically from quarter to quarter depending on whether we are able to record the license revenue at contract signing, which is dependent on each individual customer’s contract terms. Therefore it is difficult to project license revenues in future quarters.

Due to the strong license revenues noted above, we had a great mix of higher margin sales activity in the quarter. Our sales team produced in the quarter as we signed new enterprise clients, closed significant renewal contracts, and added many new performance management clients. In terms of the new contracts we signed in the quarter measured in dollars, 52% were from new clients and 80% in our core clinical business.

We had a very strong collections quarter which sequentially decreased our days sales outstanding by 8 days to 78 days. Operating cash flows were $19.7 million compared to $6.9 million in the first quarter 2008, which was negatively impacted by payouts from our corporate bonus plan.

We continue to improve our customer ratings as evidenced in April 2009 when KLAS released its CPOE Digest for 2009 which highlighted Eclipsys leadership position in: (1) total number of physicians who utilize our computerized physician order entry (“CPOE”) solution (2) percentage of our CPOE client base using the solution and (3) the highest physician satisfaction from clients who use our CPOE solution.

Our total revenues of $130.2 million in the first quarter 2009 were 4.7% higher than the first quarter 2008. The net loss for the quarter of $0.9 million includes a $5.4 million restructuring charge. Overall, we are pleased with the results and remain cautiously optimistic about results for 2009. Although we were pleased with the quarter, we note results by quarter can vary due to the timing of license revenues and capitalized software labor deferrals, which also can fluctuate based on project activity and release dates. We expect the positive impact of these two areas in the first quarter to decrease in the second quarter 2009.

Consolidated Results of Operations (unaudited)

Key financial and operating data for Eclipsys Corporation and subsidiaries are as follows (in thousands, except per share amounts):

	March 31, 2009	March 31, 2008	Change ($)	Change (%)
Revenues
Systems and services	$128,137	$119,138	$8,999	7.6%
Hardware	2,029	5,242	(3,213)	-61.3%

Total revenues	130,166	124,380	5,786	4.7%

Costs and expenses
Cost of systems and services (excluding depreciation and amortization shown below)	66,874	67,560	(686)	-1.0%
Cost of hardware	1,656	4,336	(2,680)	-61.8%
Sales and marketing	22,751	20,871	1,880	9.0%
Research and development	13,493	17,154	(3,661)	-21.3%
General and administrative	12,021	10,962	1,059	9.7%
In-process research and development charge	—	850	(850)	*
Restructuring	5,434	—	5,434	*
Depreciation and amortization	8,034	4,766	3,268	68.6%

Total costs and expenses	130,263	126,499	3,764	3.0%

Income (loss) from operations	(97)	(2,119)	2,022	-95.4%
Gain on sale of assets	400	2,064	(1,664)	-80.6%
Loss on investments	(158)	—	(158)	*
Interest income	847	2,382	(1,535)	-64.4%
Interest expense	(1,143)	(263)	(880)	334.6%

Income (loss) before income taxes	(151)	2,064	(2,215)	-107.3%
Provision for income taxes	714	1,774	(1,060)	-59.8%

Net income (loss)	$(865)	$290	$(1,155)	-398.3%

Basic net income (loss) per common share	$(0.02)	$0.01	$(0.03)	-300.0%

Diluted net income (loss) per common share	$(0.02)	$0.01	$(0.03)

*	Not meaningful

Revenues

Total revenues increased by $5.8 million, or 4.7%, for the quarter ended March 31, 2009 as compared to the first quarter of 2008. The increase was driven by a $9.0 million increase in systems and services revenues, net of a $3.2 million decrease in hardware revenues. The 2008 acquisitions contributed an increase of $6.4 million in total revenue for the three month period ended March 31, 2009 as compared to the same period in 2008.

Systems and Services Revenues

Systems and services revenues increased by $9.0 million, or 7.6%, for the quarter ended March 31, 2009 as compared with the same period of 2008. The overall increase resulted from increases of $7.4 million in revenues recognized on a ratable basis and $2.2 million in periodic revenues partially offset by a decrease of $0.6 million in professional services revenues.

•

Revenues Recognized Ratably - Revenues recognized ratably from software, maintenance, outsourcing and remote hosting were $88.1 million, an increase of $7.4 million, or 9.2%, as compared to the same period in 2008. The increase was due to previous period sales of our solutions, remote hosting related services, and outsourcing, resulting in growth in our recurring revenue base. In addition, the 2008 acquisitions contributed an increase of $2.9 million in revenues recognized ratably for the three month period ended March 31, 2009 as compared to the same period in 2008.

•

Periodic Revenues - Periodic revenues for software related fees and third party software related fees were $12.5 million for the quarter ended March 31, 2009 as compared to $10.3 million for the quarter ended March 31, 2008, an increase of $2.2 million. The table below summarizes the components of periodic revenues (in thousands):

	Three Months Ended March 31,
	2009	2008	$ Change	% Change
Eclipsys software related fees	$11,017	$8,337	$2,680	32.1%
Third party software related fees	1,445	1,916	(471)	-24.6%

Total periodic revenues	$12,462	$10,253	$2,209	21.5%

In any period, some software revenues can be considered one time in nature for that period, and we do not recognize these revenues on a ratable basis. These revenues include traditional license fees associated with new contracts signed in the period, including add-on licenses to existing clients and new client transactions, as well as revenues from contract backlog that had not previously been recognized pending contract performance that occurred or was completed during the period, and certain other activities during the period associated with client relationships. In the aggregate, these periodic revenues can contribute significantly to earnings in the period because relatively little in-period costs are associated with such revenues. We expect these periodic revenues to continue to fluctuate as a result of significant variations in the type and magnitude of sales and other contract and client activity in any period, and these variations make it difficult to predict the nature and amount of these periodic revenues. The 2008 acquisitions contributed an increase of $2.2 million in periodic revenues for the three month period ended March 31, 2009 as compared to the same period in 2008.

•

Professional Services Revenues - Professional services revenues, which include implementation, training and consulting related services, were $27.6 million for the three month period ended March 31, 2009, a decrease of $0.6 million, as compared to the three month period ended March 31, 2008. The decrease was primarily related to a reduction in education services, customer reimbursed travel, and consulting services. Education services and customer reimbursed travel, exclusive of revenues from acquisitions, decreased $0.7 million for the three month period ended March 31, 2009 as compared to the same period in 2008 reflecting a decrease in new licensed clients. In addition, consulting services, exclusive of revenues from acquisitions, decreased $1.3 million due to the streamlining of our services offering in the first quarter of 2009 as compared to the same period in 2008. The decrease was partially offset by professional services revenues provided by our 2008 acquisitions of EPSi, MediNotes, and Premise. The 2008 acquisitions contributed an increase of $1.3 million in professional services revenues for the three month period ended March 31, 2009 as compared to the same period in 2008.

Hardware Revenues

Hardware revenues decreased by $3.2 million, or 61.3%, for the three month period ended March 31, 2009, as compared to the three month period ended March 31, 2008. The decrease in hardware revenue is primarily attributable to net new customers signing remote hosting contracts as opposed to buying hardware. In addition, there have been increased existing customers who are migrating to our remote hosting services which results in decreased hardware sales to existing clients. The Company anticipates hardware sales to increase in the second half of 2009 related to customer planned Sunrise Clinical Manager release upgrades later in 2009.

Operating Expenses

Cost of Systems and Services

Our cost of systems and services decreased $0.7 million, or 1.0%, for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008. The decrease for the three months ended March 31, 2009 reflects:

•

Lower amortization of capitalized software of $1.1 million impacted by the timing of previous releases as the amortization of SunriseXA 4.5, which was released in January 2006, ceased during the first quarter 2009

•	Lower third-party royalty fees of $0.7 million reflecting lower volumes under certain contractual obligations

•	Higher third party software cost of services of $1.1 million primarily as a result of continued growth in third party revenue activity

Cost of Hardware

Cost of hardware decreased $2.7 million or 61.8% for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008. This decrease was directly due to the 61.3% decrease in our hardware revenues for the same periods.

Sales and Marketing

Our sales and marketing expenses increased $1.9 million, or 9.0%, for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008. The increase in sales and marketing expenses included higher labor related compensation of $2.8 million partially offset by a $0.8 million decrease in sales trade show related expenses. Higher labor related costs include $2.2 million of additional costs due to our three acquisitions during 2008. Trade show activity decreased in the first quarter of 2009 as compared to the same period in 2008 due to the timing of the 2009 HIMSS trade show. The trade show occurred in April in 2009 versus February in 2008; therefore, expenses related to the trade show will be incurred in the second quarter of 2009.

Research and Development

Our research and development expenses decreased $3.7 million, or 21.3%, for the three months ended March 31, 2009, as compared to the three months ended March 31, 2008. The decrease primarily reflects higher internal labor cost capitalization associated with Sunrise XA 5.5 during 2009 and to a lesser extent capitalized labor in the first quarter of 2009 supporting Patient Flow release 5.0, an acquired product in our Premise acquisition.

Our gross research and development spending, which consists of research and development expenses and capitalized software development costs, was $20.7 million in the first quarter of 2009, an increase of $0.6 million compared to $20.1 million in the first quarter of 2008. This increase reflects continued investment in our product development activities in India.

In summary, research and development expense for the three months ended March 31 was as follows

(in thousands):

	2009	2008	$ Change	% Change
Research and development expenses	$13,493	$17,154	$(3,661)	-21.34%
Capitalized software development costs	$7,216	$2,923	$4,293	146.87%

Gross research and development expenditures	$20,709	$20,077	$632	3.15%
Amortization of capitalized software development costs	$3,752	$4,832	$(1,080)	-22.35%

Based on current development plans, we anticipate capitalized software costs will be less accretive to earnings in the second and third quarters of 2009, and we expect amortization of capitalized software to exceed amounts capitalized by the fourth quarter 2009.

General and Administrative

Our general and administrative expenses increased $1.1 million, or 9.7%, in the three months ended March 31, 2009 as compared to the three months ended March 31, 2008. The increase primarily reflects higher labor costs of $1.1 million impacted by higher stock compensation. The increase for the quarter also included various other increases including higher recruiting costs, substantially offset by lower legal fees of $1.4 million due to higher costs in the first quarter 2008 related to our derivative litigation that was ultimately settled in September 2008.

In-Process Research and Development Charge

Approximately $0.9 million of the purchase price of our acquisition of EPSi was allocated to in-process research and development and was charged to our income statement in the first quarter of 2008. The $0.9 million acquired in-process research and development was valued using the Multi-Period Excess Earnings Method. The material assumptions, underlying the purchase price allocation, were as follows: projected revenue assumptions, decay rate, cost assumptions, operating expense assumptions, charge assumptions for the use of contributory assets, and discount rate assumptions. At the time of acquisition, the technology was still in the research and development phase and had not yet been completed to a point of an existing or current product offering. At the time of acquisition, the projected cost to complete the project was $0.2 million. The in-process technology was incorporated within an EPSi product module that was released in January 2009.

Restructuring

During the first quarter 2009 the Company executed a workforce reduction which included terminating approximately 175 employees. As previously announced, we reduced staff in our services and client solutions organizations to better align with current and projected business volumes, and we also made other workforce reductions across various business and back office divisions. These reductions, together with severance costs resulting from the departure of an executive officer of approximately $0.6 million, resulted in a total charge of $5.4 million for severance related costs to our consolidated statement of operations.

Depreciation and Amortization

Depreciation and amortization expense increased $3.3 million, or 68.6%, for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008. The increase in depreciation and amortization is attributable primarily to amortization related to intangible assets acquired in our acquisition of EPSi in February 2008, MediNotes in October 2008, and Premise in December 2008 and to a lesser extent an increased asset base to support our growing operations.

Gain on Sale of Assets

In the first quarter of 2009, we recorded an additional gain on sale of assets of $0.4 million resulting from the completion of post-closing milestones associated with the fourth quarter 2007 sale of our Clinical Practice Model Resource Center (CPMRC) business.

Loss on Investments

In the first quarter of 2009, we recorded an unrealized loss of $0.4 million on our put option to adjust the put option to fair value. This loss was partially offset by an unrealized gain of $0.2 million reflecting an increase in the fair value of our ARS purchased through UBS. During the first quarter of 2008, our ARS purchased through UBS were classified as available-for-sale securities, and therefore changes in the fair value were recorded in accumulated other comprehensive income on the balance sheet.

Interest Income

Interest income decreased $1.5 million, or 64.4%, for the three month period ended March 31, 2009 as compared to the same period in 2008. The decrease was primarily attributable to lower interest rates in 2009 as compared to 2008 on our ARS due to failed Dutch auctions beginning in February 2008. Although the auctions failed, we continued to earn interest on the ARS, but only at the contractual rate. In addition, we had lower ARS investment balances in first quarter of 2009 as compared to the same period in 2008. While our cash balances earning interest were higher in the first quarter of 2009, as compared to the same period in 2008, interest rates decreased, and the interest earned on our cash balances remained relatively flat for the first three months of 2009 as compared to the first three months of 2008.

Interest Expense

For the three month period ended March 31, 2009, we incurred interest expense of $1.1 million as compared to $0.3 million for the same period in 2008. In the first quarter of 2009, we incurred interest on borrowings of $105.0 million outstanding under the $125.0 million long-term revolving line of credit financing arrangement we entered into in August 2008. The interest rate applicable to the borrowed amount is based, at our option, on the prime rate, one-month LIBOR rate, three-month LIBOR rate, six-month LIBOR rate or 12-month LIBOR rate at the initial debt draw date and interest rate contract end date plus an applicable margin. The applicable margin is based on our leverage ratio and as of March 31, 2009 was 2.0%. The leverage ratio, as defined in the credit agreement, is the ratio of (i) funded debt to (ii) earnings before interest, taxes, depreciation and amortization plus or minus certain other adjustments, for the four consecutive fiscal quarters as of the last day of each current fiscal quarter. The effective interest rate for the first quarter of 2009 was 3.66%.

In the first quarter of 2008 we incurred interest expense on borrowings under the $45.0 million short-term financing arrangement we entered into in February 2008 and repaid in May 2008.

Provision for Income Taxes

In the quarter ended March 31, 2009, the Company recorded income tax expense of $0.7 million as compared to income tax expense of $1.8 million for the first quarter of 2008. The difference in the expense, quarter over quarter, is primarily due to the tax effect of share-based compensation shortfalls recorded in the first quarter of 2009 of $0.5 million and the accrual of tax, interest and penalties as a result of our quarterly review of uncertain tax positions under the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) recorded in the first quarter of 2008 of $1.5 million.

LIQUIDITY AND CAPITAL RESOURCES

Cash and marketable securities at March 31, 2009 were $111.9 million representing a $3.4 million increase from December 31, 2008. During the three month period ended March 31, 2009, operating activities provided $19.7 million of cash. Cash flow from operating activities reflected income generated from operations of $16.9 million, after adjusting for non-cash items of $17.8 million, which included depreciation and amortization, stock compensation, provision for bad debt, non-cash deferred tax provision, gain on sale of assets, loss on investments, and other reconciling items. Cash flow from operating activities after non-cash items, described above, for the three month period ended March 31, 2009 as compared to the same period in 2008 increased by $2.9 million primarily due to higher revenues and increased cash collections in 2009.

Net changes in operating assets and liabilities contributed $2.8 million to reconcile net income to cash provided by operating activities. This primarily comprises the following changes in working capital from December 31, 2008:

•	a decrease in accounts receivable of $3.7 million related to cash collections that were greater than current period billings and revenue recognized;

•	an increase in prepaid expenses and other current assets of $1.5 million related to timing of cash payments;

•	a decrease in accounts payable and other current liabilities of $6.6 million related to timing of cash payments;

•

an increase in accrued compensation of $7.5 million due primarily to an accrual of $4.1 million related to restructuring severance activity in 2009 and an increase in the payroll accrual of $2.8 million related to timing of the last pay period in the first quarter of 2009; and

•	a decrease in deferred revenue of $0.8 million due to recognition of software license and maintenance fees greater than those billed and unrecognized.

Investing activities used $16.3 million of cash which included $2.8 million related to prior year acquisitions, $7.3 million of capital expenditures and $7.2 million for investment in software development, partially offset by $0.8 million received as additional earn out on the December 2007 disposition of our CPMRC business and $0.2 million of principal received for a bond that matured in the first quarter of 2009.

Financing activities provided cash inflow of $0.3 million. We received $0.1 million from stock option exercises. Stock-option exercises continue to subside due to the downturn in the economy and related decrease in our stock price. The amount of cash that will be provided by future stock option exercises is uncertain. We also received $0.2 million from employees related to our employee stock purchase plan.

Future Capital Requirements

Our future cash requirements will depend on a number of factors including, among other things, the timing and level of our new sales volumes, the cost of our development efforts, the success and market acceptance of our future product releases, and other related items. As of March 31, 2009, our principal source of liquidity is our cash and cash equivalents balances of $111.9 million. We also have $18.1 million available for borrowings under the $125.0 million credit facility. We believe that our current cash and cash equivalents combined with our anticipated cash flows from operations and available borrowings under our credit facility will be sufficient to fund our current operations and capital requirements for the next twelve months.

As of March 31, 2009, $58.3 million of our money market funds held at Evergreen Investments have been guaranteed by the U.S. Treasury Money Market Guarantee Program. The plan ensures that if a participating fund’s share value declines under $1.00 and a decision is made to liquidate by the fund’s Board of Trustees, the U.S. Treasury would cover any shortfall between the share price at the time of liquidation and $1.00 for investors as of September 19, 2008. This guarantee is effective until September 18, 2009.

As of March 31, 2009, the Company held approximately $116.6 million par value of investments in auction-rate securities (“ARS”) of which $36.3 million was purchased through UBS Financial Services (“UBS”) and $80.3 million was purchased through Goldman Sachs. As of March 31, 2009, our ARS purchased through UBS are comprised of $32.2 million triple-A rated pools of student loans and $4.1 million “A3” rated pools of student loans, and our ARS purchased through Goldman Sachs are comprised of $64.8 million triple-A rated pools of student loans and $15.5 million “B3” rated pools of student loans. These investments have long-term nominal maturities for which the interest rates are supposed to be reset through a Dutch auction each month. Prior to February 2008, monthly auctions historically provided a liquid market for these securities. However, in February 2008, the broker-dealers managing the Company’s ARS portfolio experienced failed auctions in which the amount of ARS submitted for sale exceeded the amount of purchase orders. Our ARS continued to fail to settle at auctions through the first quarter of 2009. The Company continues to earn interest on these investments at the contractual rate.

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

As of March 31, 2009, the Company has recorded these investments, including the put option, at their estimated fair value of $105.2 million. All of our ARS were at an unrealized loss position as of March 31, 2009. Due to events in the credit markets, quoted prices in active markets are not readily available at this time. The Company estimated the fair value of these ARS and the put option as of March 31, 2009 based on various factors such as credit quality, duration, insurance wraps, assumptions about future cash flows and likelihood of redemption. We accounted for illiquidity by using a discount rate within the valuation, with an additional spread representing the additional required rates of return investors would have for certain securities to hold those securities in an illiquid environment.

The Company has accounted for the put option as a freestanding financial instrument and elected to record the value under the fair value option of SFAS No. 159. This resulted in the recording of a $0.4 million adjustment to the asset with a corresponding charge to earnings for the decrease in the value of the put option for the three month period ended March 31, 2009. The Company has classified the related UBS purchased auction rate securities as trading securities pursuant to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”). The Company recorded a $0.2 million unrealized gain to earnings for the change in fair value of the ARS purchased through UBS for the three month period ended March 31, 2009. The Company expects that the future changes in the fair value of the put option will generally offset the fair value movements in the related UBS purchased ARS. The underlying credit quality of UBS will impact the future value of the put option and could cause the put option to decrease in fair value and not offset the change in fair value of the UBS purchased ARS. We have recorded a temporary loss on the ARS purchased through Goldman Sachs of $10.6 million, as of March 31, 2009 in accumulated other comprehensive income, reflecting the decline in the fair value of these securities, as these securities remain classified as available for sale.

In evaluating our ARS purchased from Goldman Sachs for other than temporary impairment, as of March 31, 2009, we considered several factors in accordance with FSP FAS 115-1 and Staff Accounting Bulletin (“SAB”) Topic 5M including the duration of time and the extent to which the market value has been less than cost, the credit ratings of the securities, the Company’s intent and ability to retain the investments for a period of time sufficient to allow for any anticipated recovery in market value, and the cause of the impairment. We believe these investments continue to be of high credit quality, and we currently have the intent and ability to hold the ARS until such time as successful auctions occur, secondary markets allow for a sufficient price to recover substantially all of our par value, or our put option becomes exercisable. Accordingly, we have classified these securities as long-term investments in our consolidated balance sheet. The Company has concluded that no other-than-temporary impairment losses occurred for the three month period ended March 31, 2009. The Company will continue to analyze its ARS purchased from Goldman Sachs each reporting period for impairment and it may be required to record an impairment charge in the consolidated statement of operations if the decline in fair value of the Goldman Sachs purchased ARS are determined to be other-than-temporary.

In April 2009, the FASB issued FSP SFAS 115-2 and SFAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” This FSP changes existing guidance for determining whether an impairment of debt securities is other than temporary. The FSP requires other than temporary impairments to be separated into the amount representing the decrease in cash flows expected to be collected from a security (referred to as credit losses) which is recognized in earnings and the amount related to other factors which is recognized in other comprehensive income. This noncredit loss component of the impairment may only be classified in other comprehensive income if the holder of the security concludes that it does not intend to sell and it will not more likely than not be required to sell the security before it recovers its value. If these conditions are not met, the noncredit loss must also be recognized in earnings. When adopting the FSP, an entity is required to record a cumulative effect adjustment as of the beginning of the period of adoption to reclassify the noncredit component of a previously recognized other than temporary impairment from retained earnings to accumulated other comprehensive income. FSP SFAS 115-2 and SFAS 124-2 is effective for interim and annual periods ending after June 15, 2009. Management is currently evaluating the requirements of the FSP and has not yet determined the impact on Eclipsys’ condensed consolidated financial statements, which could be material.

SFAS 157 “Fair Value Measurements”

Due to events in credit markets, quoted prices in active markets are not readily available at this time for our ARS and put option; therefore, the Company estimated the fair value of these ARS and the put option as of March 31, 2009 based upon various factors such as credit quality, duration, insurance wraps, assumptions about future cash flows and likelihood of redemption. We accounted for illiquidity by using a discount rate within the valuation, with an additional spread representing the additional required rates of return investors would have for certain securities to hold those securities in an illiquid environment. The assumptions that were used to estimate the fair value of the securities were highly subjective and therefore considered Level 3 unobservable inputs in the fair value hierarchy. The fair value of these assets represents $105.2 million or 50.7% of total assets measured at fair value in accordance with SFAS 157. The estimate of the fair value of the ARS we hold could change significantly based on future market conditions. For additional information on our investments, see Note K – Fair Value Measurement.

CRITICAL ACCOUNTING POLICIES

There were no material changes to our critical accounting policies as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on February 24, 2009.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not currently use derivative financial instruments or enter into foreign currency hedge transactions. Foreign currency fluctuations through March 31, 2009 have not had a material impact on our financial position or results of operations. We continually monitor our exposure to foreign currency fluctuations and may use derivative financial instruments and hedging transactions in the future if, in our judgment, the circumstances warrant their use. We believe most of our international operations are naturally hedged for foreign currency risk as our foreign subsidiaries invoice their customers and satisfy their obligations primarily in their local currencies with the exception of our development center in India. Our development center in India is not naturally hedged for foreign currency risk since their obligations are paid in their local currency but are funded in U.S. dollars. There can be no guarantee that the impact of foreign currency fluctuations in the future will not be significant.

We hold investments in auction-rate securities (“ARS”). These ARS are debt instruments with long-term nominal maturities that previously could be sold via Dutch auctions every 7, 14, 21, 28, or 35 days, creating a short-term instrument. In February 2008, broker-dealers holding the Company’s ARS portfolio experienced failed auctions in which the amount of ARS submitted for sale exceeded the amount of related purchase orders. Our ARS continued to fail to settle at auctions through the first quarter of 2009. The Company continues to earn interest on these investments at the contractual rate, and the ARS that the Company holds have not been placed on credit watch by credit rating agencies. The average interest rate earned on these investments for the three months ended March 31, 2009 was 2.2%. As of March 31, 2009, the Company held approximately $116.6 million par value of investments in ARS of which $36.3 million was purchased through UBS Financial Services (“UBS”) and $80.3 million was purchased through Goldman Sachs. As of March 31, 2009, our ARS purchased through UBS are comprised of $32.2 million triple-A rated pools of student loans and $4.1 million “A3” rated pools of student loans, and our ARS purchased through Goldman Sachs are comprised of $64.8 million triple-A rated pools of student loans and $15.5 million “B3” rated pools of student loans.

During the year ended December 31, 2008 and the first quarter of 2009, we adjusted the carrying amount of our ARS to estimated fair market value. If uncertainties in the credit and capital markets continue and these markets deteriorate further or the Company experiences any additional rating downgrades on any investments in its portfolio, the Company may incur further temporary impairments or other-than-temporary impairments, which could negatively affect the Company’s financial condition, cash flow and reported earnings.

As discussed further in Liquidity and Capital Resources, in November 2008 we entered into a put option to sell our UBS purchased ARS to UBS between June 30, 2010 and July 2, 2012. Associated with this put, we classified $32.4 million of our ARS as trading as of December 31, 2008. This classification results in fair value changes recorded to income. Although the underlying credit quality of UBS will impact the future value of the put option and could cause the put option to decrease in fair value and not offset the change in fair value of the UBS purchased ARS, the Company expects that the future changes in the fair value of the put option will be generally offset by the fair value movements in the related ARS.

Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities that declined in market value due to changes in interest rates.

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

We estimate that a one-percentage point decrease in interest rates for our long-term investment securities portfolio as of March 31, 2009 would have resulted in a decrease in interest income of $0.3 million for a three month period or $1.1 million for a 12 month period. This sensitivity analysis contains certain simplifying assumptions, including a constant level and rate of debt securities and an immediate across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period, and it does not consider the impact of changes in the portfolio as a result of our business needs or as a response to changes in the market. Therefore, although it gives an indication of our exposure to changes in interest rates, it is not intended to predict future results, and our actual results will likely vary. Hypothetical interest rates used in the table above are significantly lower than the analysis in the first quarter of 2008 due to changes in market conditions.

Based upon our balance of cash and cash equivalents as of March 31, 2009, a decrease in interest rates of 1.0% would cause a corresponding decrease in our annual interest income of approximately $1.1 million, based upon simplifying assumptions as described above.

On August 26, 2008, we entered into a credit agreement pursuant to which we received a senior secured revolving credit facility in the aggregate principal amount of $125.0 million. As of March 31, 2009, borrowings under the credit facility totaled $105.0 million. The interest rate applicable to the borrowed amount is based, at our option, on the prime rate, one-month LIBOR rate, three-month LIBOR rate, six-month LIBOR rate or 12-month LIBOR rate at the initial debt draw date and interest rate contract end date plus an applicable margin. The applicable margin is based on our leverage ratio and as of March 31, 2009 was 2.0%. The leverage ratio, as defined in the credit agreement, is the ratio of (i) funded debt to (ii) earnings before interest, taxes, depreciation and amortization plus or minus certain other adjustments, for the four consecutive fiscal quarters as of the last day of each current fiscal quarter. As of March 31, 2009, our weighted average interest rate was calculated at 3.66%. Based on borrowings of $105.0 million, as of March  31, 2009, for each percentage point increase in the interest rate, annual interest expense would increase $1.0 million.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act as of March 31, 2009. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives of ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. There is no assurance that our disclosure controls and procedures will operate effectively under all circumstances. Based upon the evaluation described above our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2009, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter-ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have added to the risk factors set forth in our annual report on Form 10-K for the year ended December 31, 2008 a risk factor titled “The HITECH Act will result in new business imperatives and failure to provide our clients with health information technology systems that are “certified” under the HITECH Act could result in breach of some client obligations and put us at a competitive disadvantage,” related to costs and risk associated with the need to comply with the provisions of the American Recovery and Reinvestment Act of 2009, or ARRA, that call for health information technology systems that are “certified” according to technical standards developed under the supervision of the Secretary of Health and Human Services.

In addition, we updated the risk factor titled “Changes in federal and state regulations relating to patient data could increase our compliance costs, depress the demand for our software and impose significant software redesign costs on us” to reflect provisions of ARRA subject us to certain provisions of the Health Insurance Portability and Accountability Act of 1996, or HIPAA, as well as additional data restrictions and disclosure and reporting requirements.

RISKS RELATING TO DEVELOPMENT AND OPERATION OF OUR SOFTWARE

Our software may not operate properly, which could damage our reputation and impair our sales.

Software development is time consuming, expensive and complex. Unforeseen difficulties can arise. We may encounter technical obstacles and additional problems that prevent our software from operating properly. Client environments and practice patterns are widely divergent; consequently, there is significant variability in the configuration of our software from client to client, and we are not able to identify, test for, and resolve in advance all issues that may be encountered by clients. If our software contains errors or does not function consistent with software specifications or client expectations, clients could assert liability claims against us and/or attempt to cancel their contracts with us. These risks are generally more significant for newer software, until we have enough experience with the software to have addressed issues that are discovered in disparate client circumstances and environments, and for new installations, until potential issues associated with each new client’s particular environment and configurability are identified and addressed. Due to our ongoing development efforts, at any point in time, we generally have significant software that could be considered relatively new and therefore more vulnerable to these risks. It is also possible that future releases of our software, which would typically include additional features, may be delayed or may require additional work to address issues that may be discovered as the software is introduced into our client base. If we fail to deliver software with the features and functionality promised to our clients, we could be subject to significant contractual damages and face serious harm to our reputation, and our results of operations could be negatively impacted.

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

We are dependent upon our proprietary information and technology. Our means of protecting our proprietary rights may not be adequate to prevent misappropriation. In addition, the laws of some foreign countries may not enable us to protect our proprietary rights in those jurisdictions. Also, despite the steps we have taken to protect our proprietary rights, it may be possible for unauthorized third parties to copy aspects of our software, reverse engineer our software or otherwise obtain and use information that we regard as proprietary. In some limited instances, clients can access source-code versions of our software, subject to contractual limitations on the permitted use of the source code. Furthermore, it may be possible for our competitors to copy or gain access to our software. Although our license agreements with clients attempt to prevent misuse of the source code or trade secrets, the possession of our source code or trade secrets by third parties increases the ease and likelihood of potential misappropriation of our software. Furthermore, others could independently develop technologies similar or superior to our technology or design around our proprietary rights.

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

RISKS RELATED TO SALES AND IMPLEMENTATION OF OUR SOFTWARE

Our sales process can be long and expensive and may not result in revenues, and the length of our sales and implementation cycles may adversely affect our operating results.

Some of our software, particularly our hospital enterprise software, requires significant capital expenditures by our clients and involves long sales and implementation cycles. The sales cycle for our hospital software ranges from 6 to 18 months or more from initial contact to contract execution. Our hospital implementation cycle has generally ranged from 6 to 36 months from contract execution to completion of implementation. During the sales and implementation cycles, we will expend substantial time, effort and resources preparing contract proposals, negotiating the contract and implementing the software. Our sales efforts may not result in a sale, in which case, we will not realize any revenues to offset these expenditures. If we do complete a sale, accounting principles may not allow us to recognize revenues in the same periods in which corresponding sales and implementation expenses were incurred. Additionally, any decision by our clients to delay purchasing or implementing our software or reduce the scope of products purchased would likely adversely affect our results of operations.

We may experience implementation delays that could harm our reputation and violate contractual commitments.

Some of our software, particularly our hospital enterprise software, is complex, requires a lengthy and expensive implementation process, and requires our clients to make a substantial commitment of their own time and resources and to make significant organizational and process changes. If our clients are unable to fulfill their implementation responsibilities in a timely fashion, our projects may be delayed or become less profitable. Each client’s situation is different, and unanticipated difficulties and delays may arise as a result of failures by us or the client to meet our respective implementation responsibilities or other factors. Because of the complexity of the implementation process, delays are sometimes difficult to attribute solely to us or the client. Implementation delays could motivate clients to delay payments or attempt to cancel their contracts with us or seek other remedies from us. Any inability or perceived inability to implement our software consistent with a client’s schedule could harm our reputation and be a competitive disadvantage for us as we pursue new business. Our ability to improve sales depends upon many factors, including successful and timely completion of implementation and successful use of our software in live environments by clients who are willing to become reference sites for us.

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

RISKS RELATED TO OUR INFORMATION TECHNOLOGY (IT) OR TECHNOLOGY SERVICES

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

The healthcare industry faces significant financial constraints. For example, managed healthcare puts pressure on healthcare organizations to reduce costs, and regulatory changes and payor requirements have reduced reimbursements to healthcare organizations. For example, the Inpatient Prospective Payment System rules, published by the Centers for Medicare & Medicaid in the U.S., identified several “hospital-acquired conditions” for which treatment will no longer be reimbursed by Medicare. Federal, state and local governments and private payors are imposing other requirements that may have the effect of reducing payments to healthcare organizations. Our software often involves a significant financial commitment by our clients. Our ability to grow our business is largely dependent on our clients’ information technology budgets, which in part depends on the client’s cash generation and access to other sources of liquidity. Recent financial market disruptions have adversely affected the availability of external financing, and led to tighter lending standards and interest rate concerns. These factors can reduce access to cash for our clients and potential clients. In addition, many of our clients’ budgets rely in part on investment earnings, which decrease when portfolio investment values decline. Economic factors are causing many clients to take a conservative approach to investments, including the purchase of systems like we sell. If healthcare information technology spending declines or increases more slowly than we anticipate, demand for our software could be adversely affected and our revenue could fall short of our expectations. Challenging economic conditions also may impair the ability of our clients to pay for our software and services for which they have contacted. As a result, reserves for doubtful accounts and write-offs of accounts receivable may increase.

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

Integration and interoperability of the software and systems provided by various vendors are important issues in the healthcare industry. Market forces, regulatory authorities and industry organizations are causing the emergence of standards for software features and performance that are applicable to our products. Healthcare delivery and ultimately the functionality demands of the electronic health record, or EHR, are now expanding to support community health, public health, public policy and population health initiatives. In addition, interoperability and health information exchange features that support emerging and enabling technologies are becoming increasingly important to our clients and require us to undertake large scale product enhancements and redesign.

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

U.S. government initiatives, such as the HITECH Act described below, and related industry trends are resulting in comprehensive and evolving standards related to interoperability, privacy, and other features that are becoming mandatory for systems purchased by governmental healthcare providers and other providers receiving governmental payments, including Medicare and Medicaid reimbursement. Various state and foreign governments are also developing similar standards which may be different and even more demanding.

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

The HITECH Act will result in new business imperatives and failure to provide our clients with health information technology systems that are “certified” under the HITECH Act could result in breach of some client obligations and put us at a competitive disadvantage.

The HITECH Act, which is a part of the American Recovery and Reinvestment Act of 2009, provides financial incentives for hospitals and doctors that are “meaningful EHR users,” which includes use of health information technology systems that are “certified” according to technical standards to be developed under the supervision of the Secretary of Health and Human Services. In addition, the HITECH Act imposes certain requirements upon governmental agencies to use, and require health care providers, health plans, and insurers contracting with such agencies to use, systems that are certified according to such standards. This has at least four important implications for us. First, we will have to further invest in development of our applicable clinical software so that it can be used by clients to achieve compliance with these standards. Second, because the HITECH Act authorizes provider incentive payments to be made available beginning in calendar year 2011 and some lead time is required to implement the technologies and for clients to satisfy any associated use requirements, the work to comply with the standards will need to be done quickly and consequently may displace other important initiatives. Third, new client prospects are requiring us to agree that our software will be certified according to applicable HITECH technical standards so that, assuming clients satisfy the meaningful use and other requirements of the HITECH Act, they will qualify for available incentive payments. We plan to meet these requirements as part of our normal software maintenance obligations, and failure to comply could result in contract breach. Fourth, if for some reason we are not able to comply with these standards in a timely fashion after their promulgation, we will be at a competitive disadvantage to other providers of health information technology who do comply.

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

Our long-term investment portfolio is invested in auction rate securities, or ARS. Beginning in February 2008, negative conditions in the credit and capital markets resulted in failed auctions of our ARS. The ratings on some of the ARS in our portfolio have been downgraded, and there may be further deterioration in creditworthiness in the future. As of December 31, 2008, we recorded changes in fair value of these securities of $8.8 million in accumulated other comprehensive income and $3.9 million as a charge to earnings. We reevaluate the fair value of these securities on a quarterly basis. See Note B – “Recently Issued Accounting Pronouncements” and Note E – “Investments” in Notes to the Consolidated Financial Statements for further information. If uncertainties in the credit and capital markets continue, these markets deteriorate further or we experience further deterioration in creditworthiness on any investments in our portfolio, funds associated with these securities may not be liquid or available to fund current operations for in excess of 12 months. This could result in further fair value adjustments or other-than-temporary impairments in the carrying value of our investments, which could negatively affect our financial condition, cash flow and reported earnings.

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

Changes in federal and state regulations relating to patient data could increase our compliance costs, depress the demand for our software and impose significant software redesign costs on us.

Clients use our systems to store and transmit highly confidential patient health information and data. State and federal laws and regulations and their foreign equivalents govern the collection, security, use, transmission and other disclosures of health information. These laws and regulations may change rapidly and may be unclear, or difficult or costly to apply.

Federal regulations under the Health Insurance Portability and Accountability Act of 1996, or HIPAA, and related laws and regulations, impose national health data standards on healthcare providers that conduct electronic health transactions, healthcare clearinghouses that convert health data between HIPAA-compliant and non-compliant formats, and health plans and entities providing certain services to these organizations. The American Recovery and Reinvestment Act of 2009, or ARRA, includes provisions specifying additional HIPAA requirements for such organizations, including more detailed penalty and enforcement provisions and provisions specifying additional data restrictions, and disclosure and reporting requirements. The HIPAA standards, as modified by ARRA, require, among other things, transaction formats and code sets for electronic health transactions; protect individual privacy by limiting the uses and disclosures of individually identifiable health information; require covered entities to implement administrative, physical and technological safeguards to ensure the confidentiality, integrity, availability and security of individually identifiable health information in electronic form; and require notification to individuals in the event of a security breach with respect to unsecured protected health information. Most of our clients are covered by these regulations and require that our software and services adhere to HIPAA standards. In addition, ARRA includes provisions that apply several of HIPAA’s security and privacy requirements to us in our role as a “business associate” to certain of the organizations mentioned above, and business associates will now also be subject to certain penalties and enforcement proceedings for violations of applicable HIPAA standards. Any failure or perception of failure of our software or services to meet HIPAA standards and related regulations could expose us to certain notification, penalty and/or enforcement risks and could adversely affect demand for our software and services and force us to expend significant capital, research and development and other resources to modify our software or services to address the privacy and security requirements of our clients.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table sets forth information with respect to purchases by Eclipsys of its equity securities registered pursuant to Section 12 of the Exchange Act during the quarter ended March 31, 2009:

	(a)		(b)	(c)	(d)
Period	Total Number of Shares of Common Stock Purchased		Average Price Paid Per Share of Common Stock	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares of Common Stock that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2009	309	(1)	$13.26	—	—
February 1-28, 2009	32,624	(1)	8.74	—	—
March 1-31, 2009	—		—	—	—

Total	32,933		$8.78	—	—

(1)

These shares were tendered to the Company by employees holding common stock initially issued to them in the form of restricted stock awards in order to reimburse the Company for income tax deposits paid by the Company on their behalf in respect of taxable income resulting from scheduled vesting of restricted shares.

ITEM 6. EXHIBITS

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	Exhibit	Filing Date

3.1	Third Amended and Restated Certificate of Incorporation of the Registrant	10-Q	3.1	September 21, 1998

3.2	Amended and Restated Bylaws of the Registrant	8-K	3.2	November 19, 2007

4.1	Specimen certificate for shares of Common Stock	S-1	4.1	April 23, 1998

10.1 *	Employment Agreement between the Registrant and John E. Deady dated December 22, 2005			Filed herewith (1)

10.2 *	Agreement re Specified Acts between the Registrant and John E. Deady dated December 22, 2005			Filed herewith (1)

31.1	Certification of R. Andrew Eckert			Filed herewith

31.2	Certification of W. David Morgan III			Filed herewith

32.1	Certification Pursuant to 18 U.S.C. Section 1350			Filed herewith

32.2	Certification Pursuant to 18 U.S.C. Section 1350			Filed herewith

*	Indicates a management contract or compensatory plan or arrangement.
(1)

Confidential treatment for these exhibits has expired; therefore, these exhibits are being re-filed in their entirety. These exhibits were originally filed on March 7, 2006 with the Registrant’s annual report on Form 10-K for the year ended December 31, 2005. The Employment Agreement was subsequently amended on February 7, 2008. See Exhibit 10.3 filed on May 12, 2008 with the Registrant’s quarterly report on Form 10-Q for the three month period ended March 31, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 7, 2009 ECLIPSYS CORPORATION Registrant

/s/ W. David Morgan III
W. David Morgan III
Chief Financial Officer (Principal Financial and Accounting Officer)