Form 10-Q
period 2009-06-30
ECLIPSYS CORP
filed 2009-08-06
CIK 1034088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Shares outstanding as of August 4, 2009
Common Stock, $0.01 par value	56,500,212

ECLIPSYS CORPORATION AND SUBSIDIARIES

FORM 10-Q

For the period ended June 30, 2009

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ECLIPSYS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share data)

	June 30, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$120,925	$108,304
Marketable securities	—	154
Accounts receivable, net of allowance for doubtful accounts of $3,499 and $4,912, respectively	111,258	121,811
Prepaid expenses	24,197	23,975
Deferred tax asset	343	2,643
Other current assets	4,181	5,712

Total current assets	260,904	262,599
Long-term investments	108,806	107,215
Property and equipment:
Property and equipment	157,338	143,103
Accumulated depreciation and amortization	(98,902)	(89,107)

Property and equipment, net	58,436	53,996
Capitalized software development costs, net	44,908	37,718
Acquired technology, net	34,570	39,710
Intangible assets, net	8,834	10,258
Goodwill	98,030	96,973
Deferred tax asset	88,789	89,063
Other assets	14,862	11,343

Total assets	$718,139	$708,875

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$14,452	$20,924
Deferred revenue	119,534	123,733
Accrued compensation costs	25,080	16,457
Deferred tax liability	2,939	—
Other current liabilities	21,159	22,481

Total current liabilities	183,164	183,595
Deferred revenue	3,724	5,743
Long-term debt and capital leases	105,917	105,000
Other long-term liabilities	15,403	16,540

Total liabilities	308,208	310,878

Stockholders’ Equity:
Common stock, $0.01 par value, 200,000,000 shares authorized; 56,512,071 and 56,126,674 issued and oustanding, respectively	565	561
Additional paid-in capital	584,317	569,717
Accumulated deficit	(169,679)	(164,712)
Accumulated other comprehensive income	(5,272)	(7,569)

Total stockholders’ equity	409,931	397,997

Total liabilities and stockholders’ equity	$718,139	$708,875

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ECLIPSYS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues:
Systems and services	$127,675	$126,308	$255,812	$245,446
Hardware	2,173	5,834	4,202	11,076

Total revenues	129,848	132,142	260,014	256,522
Costs and expenses:
Cost of systems and services (excluding depreciation	68,315	69,316	135,189	136,876
and amortization shown below)
Cost of hardware	1,950	3,615	3,606	7,951
Sales and marketing	27,394	22,781	50,144	43,652
Research and development	13,872	15,753	27,364	32,907
General and administrative	12,429	7,713	24,451	18,676
Restructuring	—	—	5,434	—
In-process research and development charge	—	—	—	850
Depreciation and amortization	8,117	5,740	16,152	10,506

Total costs and expenses	132,077	124,918	262,340	251,418
Income (loss) from operations	(2,229)	7,224	(2,326)	5,104
Gain on sale of assets	838	1,451	1,237	3,515
Unrealized gain on investments, net	691	—	533	—
Interest income	681	1,285	1,528	3,667
Interest expense	(961)	(457)	(2,105)	(720)

Income (loss) before income taxes	(980)	9,503	(1,133)	11,566
Provision for income taxes	3,120	992	3,834	2,766

Net income (loss)	$(4,100)	$8,511	$(4,967)	$8,800

Basic EPS:
Net income (loss)	$(4,100)	$8,511	$(4,967)	$8,800
Less: Income allocated to participating securities	—	115	—	107

Net income (loss) available to common stockholders	$(4,100)	$8,396	$(4,967)	$8,693

Basic weighted average common shares outstanding	55,710	53,657	55,588	53,595
Basic earnings (loss) per common share	$(0.07)	$0.16	$(0.09)	$0.16
Diluted EPS:
Net income (loss)	$(4,100)	$8,511	$(4,967)	$8,800
Less: Income allocated to participating securities	—	113	—	105

Net income (loss) available to common stockholders	$(4,100)	$8,398	$(4,967)	$8,695

Basic weighted average common shares outstanding	55,710	53,657	55,588	53,595
Dilutive effect of potential common shares	—	811	—	886

Diluted weighted average shares common outstanding	55,710	54,468	55,588	54,481

Diluted earnings (loss) per common share	$(0.07)	$0.15	$(0.09)	$0.16

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ECLIPSYS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Six Months Ended June 30,
	2009	2008
Operating activities:
Net income (loss)	$(4,967)	$8,800
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,833	20,551
Provision for bad debt	1,996	1,400
In-process research and development	—	850
Stock compensation expense	11,169	7,466
Gain on sale of assets	(1,237)	(3,515)
Deferred provision for income taxes	3,674	367
Changes in operating assets and liabilities:
Accounts receivable	1,948	(18,808)
Prepaid expenses and other current assets	1,580	(4,086)
Other assets	(497)	1,047
Deferred revenue	(3,631)	(8,505)
Accrued compensation	8,633	(6,707)
Accounts payable and other current liabilities	(6,888)	3,898
Other long-term liabilities	1,565	2,938
Other reconciling items	(425)	862

Total adjustments	42,720	(2,242)

Net cash provided by operating activities	37,753	6,558

Investing activities:
Purchases of property and equipment	(12,555)	(13,315)
Purchase of marketable securities	—	(102,000)
Proceeds from sales of marketable securities	150	153,641
Capitalized software development costs	(14,651)	(6,941)
Proceeds from sale of assets	—	698
Earnout on disposition	1,241	2,582
Cash paid for acquisitions, net of cash acquired	(2,819)	(54,370)

Net cash used in investing activities	(28,634)	(19,705)

Financing activities:
Proceeds from stock options exercised	3,306	2,439
Proceeds from employee stock purchase plan	454	375
Cash paid for debt issuance costs	—	(421)
Repayment of secured financings	—	(45,000)
Proceeds from secured financing	—	95,000
Other	(59)	—

Net cash provided by financing activities	3,701	52,393

Effect of exchange rates on cash and cash equivalents	(199)	(236)

Net increase in cash and cash equivalents	12,621	39,010
Cash and cash equivalents — beginning of period	108,304	22,510

Cash and cash equivalents — end of period	$120,925	$61,520

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ECLIPSYS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE A – PREPARATION OF INTERIM FINANCIAL STATEMENTS

In these notes, Eclipsys Corporation and its subsidiaries are referred to as “the Company” or “Eclipsys.”

The accompanying unaudited condensed consolidated financial statements have been prepared based upon Securities and Exchange Commission (“SEC”) rules that permit reduced disclosure for interim periods. In the Company’s opinion, these statements include all adjustments necessary for a fair presentation of the results of the interim periods presented. All adjustments are of a normal recurring nature. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by United States generally accepted accounting principles (“GAAP”).

Revenues, expenses, assets, and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be indicative of annual results. For a more complete discussion of our significant accounting policies and other information, you should read this report in conjunction with the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2008 that was filed with the SEC on February 24, 2009.

The Company manages its business as one reportable segment.

NOTE B – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Recently Adopted Standards

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (Revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R continues to require the purchase method of accounting to be applied to all business combinations, but it significantly changes the accounting for certain aspects of business combinations. Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141R will change the accounting treatment for certain specific acquisition related items including: (1) expensing acquisition related costs as incurred; (2) valuing noncontrolling interests at fair value at the acquisition date; and (3) expensing restructuring costs associated with an acquired business. SFAS 141R also includes a substantial number of new disclosure requirements. The Company adopted SFAS 141R on January 1, 2009. SFAS 141R is to be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009.

In April 2008, the FASB issued FASB Staff Position (“FSP”) SFAS 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R and other United States generally accepted accounting principles. This FSP shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company adopted this FSP January 1, 2009. The adoption of this FSP did not have an impact on the condensed consolidated financial statements.

In June 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (EPS) under the two-class method. This FSP shall be effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years. The adoption of this FSP on January 1, 2009 did not materially affect earnings per share and was applied retrospectively to all periods presented (see Note C for details).

ECLIPSYS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In April 2009, the FASB issued FSP SFAS 115-2 and SFAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” This FSP changes existing guidance for determining whether an impairment of debt securities is other than temporary. The FSP requires other than temporary impairments to be separated into the amount representing the decrease in cash flows expected to be collected from a security (referred to as credit losses) which is recognized in earnings and the amount related to other factors which is recognized in other comprehensive income. This noncredit loss component of the impairment may only be classified in other comprehensive income if the holder of the security concludes that it does not intend to sell and it will not more likely than not be required to sell the security before it recovers its value. If these conditions are not met, the noncredit loss must also be recognized in earnings. When adopting the FSP, an entity is required to record a cumulative effect adjustment as of the beginning of the period of adoption to reclassify the noncredit component of a previously recognized other than temporary impairment from retained earnings to accumulated other comprehensive income. FSP SFAS 115-2 and SFAS 124-2 is effective for interim and annual periods ending after June 15, 2009. The Company adopted this FSP April 1, 2009. The adoption of this FSP did not have a material impact on the condensed consolidated financial statements.

In April 2009, the FASB issued FSP SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This FSP provides additional guidance on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability. The FSP also provides additional guidance on circumstances that may indicate that a transaction is not orderly. FSP SFAS 157-4 is effective for interim and annual periods ending after June 15, 2009. The Company adopted this FSP April 1, 2009. The adoption of this FSP did not have a material impact on the condensed consolidated financial statements.

In April 2009, the FASB issued FSP SFAS 107-1 and Accounting Principles Board (APB) 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP, which amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” requires publicly-traded companies, as defined in APB Opinion No. 28, “Interim Financial Reporting,” to provide disclosures on the fair value of financial instruments in interim financial statements. Since FSP SFAS 107-1 requires only additional disclosures concerning the financial instruments, the adoption of FSP SFAS 107-1 effective June 30, 2009, did not have an impact on the condensed consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosures of subsequent events that occur after the balance sheet date but prior to the issuance of financial statements. The statement requires additional disclosure regarding the date through which subsequent events have been evaluated by the entity as well as, whether that date is the date the financial statements were issued. This statement became effective for the Company’s financial statements as of June 30, 2009. We have evaluated our subsequent events through August 6, 2009.

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

Non-vested restricted stock granted prior to April 1, 2009 carries non-forfeitable dividend rights and is therefore a participating security, in accordance with FSP EITF 03-6-1. Non-vested restricted stock granted subsequent to March 31, 2009 carries forfeitable dividend rights and is therefore not considered a participating security, in accordance with FSP EITF 03-6-1. The two-class method of computing earnings per share is required for companies with participating shares. Under this method, net income is allocated to common stock and participating securities to the extent that each security may share in earnings, as if all of the earnings for the period had been distributed. The Company has accounted for non-vested restricted stock granted prior to April 1, 2009 as a participating security and has used the two class method of computing earnings per share as of January 1, 2009, with retroactive application to all prior periods presented. Because the Company does not pay dividends, earnings allocated to each participating security and share of common stock are equal. For the three and six month periods ended June 30, 2009, the Company was in a net loss position and therefore did not allocate any loss to participating securities.

ECLIPSYS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Diluted earnings per common share reflect the potential dilution from assumed conversion of all dilutive securities using the treasury stock method. When the effect of the outstanding equity securities is anti-dilutive, they are not included in the calculation of diluted earnings per common share. For the three months ended June 30, 2009 and 2008, 4,550,715 and 3,547,183 anti-dilutive shares were excluded from the calculation of diluted earnings per common share, respectively. For the six months ended June 30, 2009 and 2008, 4,824,746 and 3,351,791 anti-dilutive shares were excluded from the calculation of diluted earnings per common share, respectively.

The computation of basic and diluted income (loss) per common share is as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Basic EPS:
Net income (loss)	$(4,100)	$8,511	$(4,967)	$8,800
Less: Income allocated to participating securities [1]	—	115	—	107

Net income (loss) available to common stockholders	$(4,100)	$8,396	$(4,967)	$8,693

Basic weighted average common shares outstanding	55,710	53,657	55,588	53,595
Basic earnings (loss) per common share	$(0.07)	$0.16	$(0.09)	$0.16
Diluted EPS:
Net income (loss)	$(4,100)	$8,511	$(4,967)	$8,800
Less: Income allocated to participating securities [1]	—	113	—	105

Net income (loss) available to common stockholders	$(4,100)	$8,398	$(4,967)	$8,695

Basic weighted average common shares outstanding	55,710	53,657	55,588	53,595
Dilutive effect of potential common shares [2]	—	811	—	886

Diluted weighted average shares common outstanding	55,710	54,468	55,588	54,481

Diluted earnings (loss) per common share	$(0.07)	$0.15	$(0.09)	$0.16

(1)

The Company has retroactively allocated earnings to 735 and 657 non-vested shares of restricted stock considered to be participating securities for the basic and diluted EPS calculation, in accordance with FSP EITF 03-6-1, for the three and six month periods ended June 30, 2008, respectively. For the three and six month periods ended June 30, 2009, the Company was in a net loss position and therefore did not allocate any loss to participating securities.

(2)

No dilutive potential common shares were included in weighted average diluted shares outstanding for the three and six month periods ended June 30, 2009, as the Company was in a net loss position for both periods and potential common shares would create an antidilutive effect on earnings per share. If the Company had net income, 637 and 327 potential common shares would be included in diluted weighted average shares outstanding for the three and six month periods ended June 30, 2009, respectively.

ECLIPSYS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE D – ACCOUNTS RECEIVABLE Accounts receivable, net of an allowance for doubtful accounts, consist of the following (in thousands):

	June 30, 2009	December 31, 2008
Accounts Receivable:
Billed accounts receivable, net	$80,536	$90,144
Unbilled accounts receivable, net	30,722	31,667

Total accounts receivable, net	$111,258	$121,811

NOTE E – INVESTMENTS

Investment balances consist of the following (in thousands):

	June 30, 2009	December 31, 2008
Security Type:
Auction rate securities
UBS purchased (1)	$33,546	$32,413
Goldman Sachs purchased (2)	72,557	71,499
Auction rate securities put option (3)	2,703	3,303
Other marketable securities	—	154

Total	$108,806	$107,369

(1)

These securities are classified as trading, and the changes in fair value of these securities are included in earnings. For the three and six month periods ended June 30, 2009, the Company recorded an unrealized gain of $0.9 million and $1.1 million, respectively, related to the increase in the fair value of these ARS.

(2)

As of June 30, 2009 the maturity dates of the Goldman Sachs purchased ARS range from August 1, 2027 to November 1, 2047. These securities are classified as available for sale, and the changes in fair value of these securities are included in accumulated other comprehensive income. For the three and six month periods ended June 30, 2009, the Company recorded an unrealized gain of $2.9 million and $1.1 million, respectively, to accumulated other comprehensive income in the balance sheet.

(3)

The Company’s auction rate securities put option is exercisable from June 30, 2010 to July 2, 2012. The Company has accounted for the put option as a freestanding financial instrument and elected to record the value under the fair value option of SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” Therefore, the changes in fair value of the put option are included in earnings. For the three and six month periods ended June 30, 2009, the Company recorded an unrealized loss of $0.2 million and $0.6 million, respectively, related to the decrease in the fair value of the put option.

As of June 30, 2009, the Company held approximately $116.6 million par value of investments in auction-rate securities (“ARS”) of which $36.3 million was purchased through UBS Financial Services (“UBS”) and $80.3 million was purchased through Goldman Sachs. As of June 30, 2009, the Company’s ARS purchased through UBS are comprised of $32.2 million triple-A rated pools of student loans and $4.1 million “A3” rated pools of student loans, and the Company’s ARS purchased through Goldman Sachs are comprised of $64.8 million triple-A rated pools of student loans and $15.5 million “B3” rated pools of student loans. These investments have long-term nominal maturities for which the interest rates are supposed to be reset through a Dutch auction each month. Prior to February 2008, monthly auctions historically provided a liquid market for these securities. However, in February 2008, the broker-dealers managing the Company’s ARS portfolio experienced failed auctions in which the amount of ARS submitted for sale exceeded the amount of purchase orders. The Company’s ARS continued to fail to settle at auctions through the second quarter of 2009. The Company continues to earn interest on these investments at the contractual rate.

ECLIPSYS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On November 12, 2008, the Company entered into a settlement agreement with UBS pursuant to which the Company (1) received the right (the “put option”) to sell its ARS, originally purchased through UBS, at par value, to UBS between June 30, 2010 and July 2, 2012 and (2) gave UBS the right to purchase the ARS, originally purchased through UBS, from the Company any time after the acceptance date of the settlement agreement as long as the Company receives the par value of the securities.

The Company has accounted for the put option as a freestanding financial instrument and elected to record the value under the fair value option of SFAS No. 159. The Company has classified the related UBS purchased auction rate securities as trading securities pursuant to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”). Although the underlying credit quality of UBS will impact the future value of the put option and could cause the put option to decrease in fair value and not offset the change in fair value of the UBS purchased ARS, the Company expects that the future changes in the fair value of the put option will over time generally offset the fair value movements in the related UBS purchased ARS. The Company has recorded a cumulative temporary loss on the ARS purchased through Goldman Sachs of $7.7 million, as of June 30, 2009, in accumulated other comprehensive income, reflecting the decline in the fair value of these securities, as these securities remain classified as available for sale.

As of June 30, 2009, the Company has recorded these investments, including the put option, at their estimated fair value of $108.8 million. All of the ARS were at an unrealized loss position as of June 30, 2009. See Note K for further information regarding the valuation of the ARS.

The following table shows the gross unrealized losses of fair value of the Company’s investments classified as available for sale with unrealized losses that are not deemed to be other–than-temporarily impaired (in thousands), aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of June 30, 2009. The table excludes ARS purchased through UBS, as these investments are classified as trading securities.

	More than 12 Months
Description of Securities	Fair Value	Unrealized Losses
Auction rate securities:
Goldman Sachs purchased	$72,557	$7,693

In evaluating its ARS purchased from Goldman Sachs for other than temporary impairment, as of June 30, 2009, the Company considered several factors in accordance with FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other –Than-Temporary Impairments” including a number of qualitative factors such as: the loans are sufficiently collateralized; all of the underlying student loans in the Goldman Sachs’ portfolio are guaranteed by the Federal Family Education Loan Program (“FFELP”); there have been principal repayments of some of the securities to investors; the Company continues to earn interest on the securities at market rates; and there was evidence of improvement in the secondary market for ARS during the second quarter of 2009. Management believes these investments continue to be of high credit quality, currently does not intend to sell the securities, more likely than not will not be required to sell the securities before recovering its cost, and expects to recover the securities’ entire amortized cost basis. Accordingly, the Company has classified these securities as long-term investments in its condensed consolidated balance sheet. The Company has concluded that no other-than-temporary impairment losses, including any credit loss, occurred for the three and six month periods ended June 30, 2009, and therefore has concluded that there was no credit loss upon adoption of FSP FAS 115-2 and FAS 124-2 and as of June 30, 2009. The Company will continue to analyze its ARS purchased from Goldman Sachs each reporting period for impairment and it may be required to record an impairment charge in the condensed consolidated statement of operations if the decline in fair value of the Goldman Sachs purchased ARS are determined to be other-than-temporary.

ECLIPSYS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE F – ACQUIRED TECHNOLOGY AND INTANGIBLE ASSETS, INCLUDING GOODWILL

The changes in the carrying amount of goodwill for the six month period ended June 30, 2009 were as follows (in thousands):

Beginning Balance December 31, 2008	$96,973
Acquisition adjustments	1,057

Ending Balance June 30, 2009	$98,030

The gross and net amounts for acquired technology, ongoing customer relationships and goodwill consist of the following (in thousands):

	June 30, 2009			December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Estimated Life
Intangibles subject to amortization
Acquired technology	$45,027	$(10,457)	$34,570	$45,027	$(5,317)	$39,710	3-4 years
Ongoing customer relationships	9,409	(2,246)	7,163	9,409	(1,382)	8,027	5-6 years
Non-compete agreements	2,640	(1,029)	1,611	2,640	(470)	2,170	2 years

Total	$57,076	$(13,732)	$43,344	$57,076	$(7,169)	$49,907

Intangibles not subject to amortization:
Trade names			$60			$60
Goodwill			98,030			96,973

Total			$98,090			$97,033

ECLIPSYS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE G – TOTAL COMPREHENSIVE INCOME

The components of total comprehensive income were as follows (in thousands):

	Three Months Ended June 30,
	2009	2008
Net income (loss)	$(4,100)	$8,511
Foreign currency translation adjustments, net of tax	997	248
Unrealized holding gain/(loss), net of tax	1,742	(355)

Total comprehensive income (loss)	$(1,361)	$8,404

	Six Months Ended June 30,
	2009	2008
Net income (loss)	$(4,967)	$8,800
Foreign currency translation adjustments, net of tax	1,658	(619)
Unrealized holding gain/(loss), net of tax	639	(5,228)

Total comprehensive income (loss)	$(2,670)	$2,953

NOTE H – RESTRUCTURING

During the first quarter of 2009, the Company executed a workforce reduction which included terminating the employment of approximately 175 employees. As previously announced, the Company reduced staff in its services and client solutions organizations to better align with current and projected business volumes, and the Company also made other workforce reductions across various business and back office divisions. These reductions, together with severance costs resulting from the departure of an executive officer of approximately $0.6 million, resulted in a total charge of $5.4 million for severance related costs to the Company’s condensed consolidated statement of operations. As of June 30, 2009, $3.4 million of these costs have been paid by the Company and the remaining accrued liability is $2.0 million. Payments for these obligations will continue through early 2010.

In January 2006, the Company effected a restructuring of its operations which included a reduction in headcount of approximately 100 employees and the reorganization of the Company. In December 2006, the Company realigned certain management resources and consolidated some facilities to eliminate excess office space. These activities resulted in total restructuring charges of $14.7 million, which were incurred in the year ended December 31, 2006. Severance charges were $12.2 million, of which $2.8 million was for non-cash stock-based compensation. The excess office space consolidation resulted in charges of $2.5 million related to the closing of three of the Company’s facilities. A summary of the restructuring activity related to the Company’s 2006 initiatives for the six month period ended June 30, 2009 is as follows (in thousands):

	One-time Employee- Related Benefits	Facility Closures	Total
Balance at December 31, 2008	$17	$297	$314
Payments	(17)	(255)	(272)

Balance at June 30, 2009	$—	$42	$42

The remaining liability as of June 30, 2009 is expected to be paid out during 2009.

ECLIPSYS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE K – FAIR VALUE MEASUREMENT

The Company measures its financial assets at fair value in accordance with SFAS 157. The fair value framework prescribed in SFAS 157 requires the categorization of assets into three levels based upon the assumptions (inputs) used to determine the estimated fair value of the assets. Level 1 provides the most reliable measure of fair value, whereas Level 3 generally requires significant management judgment. The three levels are defined as follows:

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

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis in accordance with SFAS 157 as of June 30, 2009 (in thousands):

	Balance as of June 30, 2009	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$108,830	$108,830	$—	$—
Long-term investments
Auction rate securities [1]	106,103	—	—	106,103
Put option [2]	2,703	—	—	2,703

	$217,636	$108,830	$—	$108,806

(1)

The auction rate securities, categorized as Level 3, were $103.9 million as of December 31, 2008. The Company recorded a net unrealized gain of $2.2 million on its ARS for the six months ended June 30, 2009 to adjust the investment to fair value. The $2.2 million net unrealized gain is comprised of an unrealized gain of $1.1 million recorded in the condensed consolidated statement of operations within the line item “Unrealized gain on investments, net” and an unrealized gain of $1.1 million recorded in the condensed consolidated balance sheet as a component of other comprehensive income. See Note E for further information.

(2)

The put option, categorized as Level 3, had a carrying value of $3.3 million as of December 31, 2008. The Company recorded an unrealized loss of $0.6 million on its put option for the six months ended June 30, 2009 to adjust the put option to fair value. This adjustment has been recorded in the condensed consolidated statement of operations within the line item “Unrealized gain on investments, net.”

As of June 30, 2009, the Company has recorded the investments categorized as Level 1 at their estimated fair value of $108.8 million. These investments consist of money market funds which are valued daily by the fund companies. The valuation is based on the publicly reported net asset value of each fund. As of June 30, 2009, $58.3 million of the Company’s money market funds held at Evergreen Investments have been guaranteed by the U.S. Treasury Money Market Guarantee Program. The plan ensures that if a participating fund’s share value declines under $1.00 per share and a decision is made to liquidate by the fund’s Board of Trustees, the U.S. Treasury would cover any shortfall between the share price at the time of liquidation and $1.00 for investors as of September 19, 2008. This guarantee is effective until September 18, 2009.

As of June 30, 2009, the Company has recorded the investments categorized as Level 3 at their estimated fair value of $108.8 million. Due to events in the credit markets, quoted prices in active markets are not readily available for the ARS and put

ECLIPSYS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

option at this time. The Company estimated the fair value of these ARS based on various factors using a trinomial discount model. The model considers possible cash flows and probabilities which are forecasted under a number of potential scenarios. Each scenario’s cash flow is multiplied by the probability of that scenario occurring. The major inputs are as follows: forecasted maximum interest rates, probability of passing auction or early redemption, probability of failing auction, probability of default at auction, severity of default, and the discount rate. The Company also considered the credit quality and duration of the securities. The Company accounted for illiquidity by using a discount rate within the valuation, with an additional spread representing the additional rates of return investors would require for certain securities to hold those securities in an illiquid environment. The UBS put option was valued using a valuation approach for forward contracts in which one party agrees to sell a financial instrument to another party at a particular time for a particular price. In this approach, the present value of all expected future cash flows are subtracted from the current fair value of the security. The resulting value is calculated as a future value at an interest rate reflective of counterparty risk. There have not been any changes in the Company’s valuation model for ARS and the put option from December 31, 2008.

The assumptions that were used to determine the fair value estimates of the ARS and put option were highly subjective and therefore considered Level 3 unobservable inputs in the fair value hierarchy. The fair value of these assets represents $108.8 million or 50.0% of total assets measured at fair value in accordance with SFAS 157. The estimate of the fair value of the ARS the Company holds could change significantly based on future market conditions.

The fair value of the Company’s debt approximates the carrying value due to the nature of its $125.0 million long-term revolving line of credit financing arrangement with a variable interest rate and a maturity date of August 26, 2011.

NOTE L – INCOME TAXES

Income tax provisions for interim periods are based on estimated annual income tax rates, adjusted to reflect the effects of any significant infrequent or unusual items which are required to be discretely recognized within the current interim period. The Company’s intention is to permanently reinvest its foreign earnings outside of the United States. As a result, the effective tax rates in the periods presented are largely based upon the projected annual pre-tax earnings by jurisdiction and the allocation of certain expenses in various taxing jurisdictions, where the Company conducts its business. These taxing jurisdictions apply a broad range of statutory income tax rates.

The effective tax rate for the three months ended June 30, 2009 and June 30, 2008 was -318.0% and 10.4%, respectively. The effective tax rate for the six months ended June 30, 2009 and June 30, 2008 was -338.4 % and 23.9%, respectively. The tax rate for these periods is based on the projected annual pre-tax earnings by jurisdiction of Eclipsys and its subsidiaries under the Company’s current structure after considering any discrete items in the interim periods. The effective tax rates for the three and six month periods ended June 30, 2009 are negative due to the projected annual near breakeven pre-tax results and certain discrete items, the largest of which is a change in estimate of the Company’s expected research and development tax credits, and changes in estimates related to its FIN 48 liabilities. The lower effective tax rate during the periods in 2008 was due primarily to the Company offsetting a portion of its taxable income during those periods with available net operating loss carryforwards that had a corresponding reduction in the associated valuation allowance.

NOTE M – CONTINGENCIES

On May 22, 2008, The McKenna System (“TMS”) filed in the 274th Judicial District Court, Comal County, Texas, a complaint against the Company stemming from an agreement between the Company and McKenna Health System (“McKenna”) pursuant to which McKenna agreed to acquire software and services from the Company. McKenna terminated that agreement on April 18, 2007. The complaint alleges various causes of action essentially amounting to breach of contract for failing to meet contractual obligations related to the software sold and the timeliness of implementation, and intentionally or negligently misleading McKenna. TMS has asserted damages of approximately $7.5 million, and seeks multiple damages under various theories. The Company has counterclaimed to recover unpaid invoices and other damages resulting from McKenna’s termination of the agreement. The outcome of this case and its impact on the Company’s results of operations depend upon questions of fact and law that are disputed or not clear and cannot be predicted with confidence at this time. The Company intends to contest this matter vigorously, including defending the allegations and pursuing McKenna’s unfulfilled obligations to Eclipsys.

The Company or one of its subsidiaries is a defendant, and/or may be contractually obligated to indemnify defendants, in two patent actions brought by Document Generation Corporation, one in the United States District Court for the Southern District of Illinois and one in the United States District Court for the Eastern District of Texas. These actions, which name multiple defendants each, are based upon U.S. patents that allegedly cover various aspects of the creation of patient medical records and related reports. Because each case is in a preliminary stage of litigation and the outcomes depend on questions of law or fact that are disputed or unclear, their impact on the Company’s results of operations cannot be predicted with confidence at this time. Each of the actions seeks damages for infringement, including treble damages. Plaintiffs also seek injunctive relief,

ECLIPSYS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

attorneys’ fees and costs. The Company intends to contest these matters vigorously; however, because the outcomes of patent lawsuits are often uncertain and such lawsuits are typically expensive to litigate, such cases often settle. As such, the Company would consider settlement on reasonable terms, if appropriate agreements with the plaintiffs could be reached. The previously disclosed third patent action pending in the United States District Court for the Southern District of Illinois has been settled in concept, subject to completion of final documentation. As of June 30, 2009, the settlement amount was fully accrued in the Company’s condensed consolidated balance sheet.

In addition to the foregoing, the Company and its subsidiaries are from time to time parties to other legal proceedings, lawsuits and other claims incident to their business activities. Such matters may include, among other things, assertions of contract breach or intellectual property infringement, claims for indemnity arising in the course of the Company’s business and claims by persons whose employment with us has been terminated. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, management is unable to ascertain the ultimate aggregate amount of monetary liability, amounts which may be covered by insurance or recoverable from third parties, or the financial impact with respect to these other matters as of June 30, 2009. However, based on management’s knowledge as of June 30, 2009, management believes that the final resolution of such other matters pending at the time of this report, individually and in the aggregate, will not have a material adverse effect upon the Company’s consolidated financial position, results of operations or cash flows.

NOTE N – EXECUTIVE OFFICER RESIGNATION

In May 2009, the resignation of the Company’s former Chief Executive Officer resulted in $5.6 million of incremental expense recorded in the second quarter of 2009. The additional expense included $2.8 million of cash compensation to be paid during 2009 and 2010. As of June 30, 2009, $2.7 million is included in accrued compensation costs in the Company’s consolidated balance sheet. During the second quarter of 2009, the Company also recorded $2.8 million of additional stock-based compensation expense. This expense was a result of the acceleration of vesting periods of certain unvested options and stock-based compensation awards as well as the extension of the post-termination exercise period of one option grant.

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

Actual results might differ materially from the results projected or implied by the forward-looking statements due to a number of risks and uncertainties, including those described in this report under the heading “Risk Factors” and in other filings we make from time to time with the SEC. Except as required by law, we assume no obligation to publicly update or revise these forward-looking statements for any reason, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

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

We also provide professional services related to our software. These services include software implementation and maintenance, outsourcing of information technology operations, remote hosting of our software, as well as third-party healthcare information technology applications, technical and user training and consulting.

With the exception of hardware revenues, we classify our revenues in one caption (systems and services) in our statement of operations because the amount of license revenue related to traditional software contracts is less than 10% of total revenues and the remaining revenue types included in this caption relate to bundled subscription arrangements and other services arrangements that have similar attribution patterns for revenue recognition. Our income statement items of revenue are as follows:

•

Systems and services revenues include revenues derived from a variety of sources, including software licenses, software maintenance, and professional services, which include implementation, training and consulting services, as well as outsourcing and remote hosting of our software. Our systems and services revenues include both recurring software license revenues and software maintenance revenues (which are recognized ratably over the contractual term) and license revenues related to “traditional” software contracts (which are generally recognized upon delivery of the software or during the course of implementation and represent less than 10% of total revenues). For some clients, we host the software applications licensed from us remotely on our own servers, which saves these clients the cost of procuring and maintaining hardware and related facilities. For other clients, we offer an outsourced solution in which we assume partial to total responsibility for a healthcare organization’s information technology operations using our employees. Margins on our software license and maintenance revenues are generally significantly higher than margins on our professional services, outsourcing, and remote hosting revenues.

•

Hardware revenues result from the sale of computer hardware to our clients in connection with their implementation of our software. We purchase this hardware from suppliers and resell it to our clients. As clients elect more remote-hosted solutions, clients’ need for hardware is reduced and future hardware revenues may be negatively impacted. The amount of hardware revenues can vary significantly from period to period. Margins on our hardware revenues are generally significantly lower than margins on our systems and services revenues.

We market our software to healthcare providers of many different sizes and specialties, including community hospitals, large multi-entity healthcare systems, academic medical centers, outpatient clinics and physician practices. A number of the top-ranked U.S. hospitals named in U.S. News & World Report‘s Honor Roll use one or more of our solutions.

We continue to focus on expanding our international business, including our operations in India and sales of our solutions outside of North America, such as the Asia-Pacific region and the Middle East. As of June 30, 2009, our India operations have expanded to include two offices and approximately 800 employees. We believe that India provides access to educated professionals to work on software research, development and support, as well as other functions, at an economically effective cost, and also represents a potential new market for our software.

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

Recent disruptions in U.S. and international financial markets have adversely affected the availability of capital for some of our clients and potential clients, with commensurate effects on their decisions about healthcare information technology (“HIT”) spending. In addition, current economic conditions and recent financing programs from our competitors may increasingly motivate some clients and potential clients to prefer software subscription contracting to traditional licensing arrangements as a means to lower the amount of the upfront investment to purchase and implement our solutions. Given that periodic revenue from traditional license arrangements carries high margins and contributes significantly to overall profitability in the transaction period, this client contracting preference may negatively affect our profitability in the near term. In addition, the pricing environment for certain market segments is becoming increasingly difficult. Competitors with less robust solutions are becoming more aggressive on pricing as a way to avoid losing market share. We believe this emerging market dynamic is the result of an increasing number of hospitals with older, less robust clinical systems beginning to evaluate replacement in light of the incentives being offered as a part of the American Reinvestment and Recovery Act of 2009 (“ARRA”).

Economic factors have contributed to a difficult operating environment, and we have responded with various initiatives to reduce and control our expenses, including headcount reductions to better align with current anticipated business conditions. However, the difficult economy, client financial challenges, and significant development requirements, combined with the positive effects of The HITECH Act (discussed below) have resulted in an unusual business environment that makes planning and forecasting challenging.

Initiatives and Challenges for 2009

The HITECH Act

On February 17, 2009, ARRA was signed into law. This was an important event for Eclipsys and the HIT industry in general because a portion of ARRA known as The HITECH Act provides financial incentives for hospitals and doctors that are “meaningful EHR users,” which includes use of health information technology systems that are “certified” according to technical standards developed under the supervision of the Secretary of Health and Human Services. The HITECH Act also provides for financial penalties for hospitals and doctors that have not become “meaningful EHR users” by 2015, in the form of reduced Medicare reimbursement payments. In addition, The HITECH Act (i) requires governmental agencies that implement, acquire or upgrade health information technology systems used for the exchange of individually identifiable health information between federal entities and agencies and with non-federal entities to utilize systems that are certified according to such standards, and (ii) requires governmental agencies to require in contracts with health care providers, health plans, and insurers that as the providers, health plans, and insurers implement, acquire or upgrade health information technology systems, they will use systems that are certified according to such standards. Although The HITECH Act says that private entities are not legally required to adopt or comply with the standards adopted by the Secretary of Health and Human Services, we believe that The HITECH Act’s requirements for Federal agencies and financial incentives for healthcare providers make compliance with these standards a de facto business requirement for us and our competitors.

The HITECH Act provides the potential for aggregate payments over a period of approximately four or five years beginning in 2011 of up to approximately $10 million to qualifying hospitals (based upon a formula that takes into account various factors including total discharges and Medicare and charity patient volumes) and $44,000 to qualifying physicians. These are significant sums for many of those qualified to receive them, particularly in what is otherwise a challenging economic environment, and have provided a strong incentive for many hospitals and doctors to consider implementing certified HIT systems. As a result, we have noticed increased interest in our offerings, and we are hopeful that as the regulations to be implemented pursuant to The HITECH Act evolve and the practical parameters of these programs come into focus, we will share in the expected increase in market activity.

In order to take advantage of this opportunity, we will need to ensure that our software meets the certification standards described above. This will require additional development investments, which could displace other important initiatives due to the short timeline before stimulus funds become available to meaningful EHR users. If we are not successful in meeting the certification standards, we may breach some of our client commitments and find ourselves at a competitive disadvantage.

CCHIT Certification

The Certification Commission for Healthcare Information Technology (CCHIT SM) is a private non-profit organization formed to accelerate the adoption of robust, interoperable healthcare information technology throughout the United States by creating an efficient, credible, sustainable mechanism for the certification of healthcare IT products. CCHIT develops criteria for healthcare IT products based upon standards for such products established by various standards development organizations, and then tests products for adherence to the criteria. Products that pass the test are CCHIT “certified.” Certification for a product lasts for two years and must then be renewed, and the standards applicable to products evolve and become more demanding over time. CCHIT has published certification criteria for only a limited number of products to date but intends to continue to add products to its certification list.

CCHIT certification is an important factor to many clients and potential clients in our target market and we believe that failure to have certified products and to demonstrate compliance plans for products that are not certified could put us at a competitive disadvantage. In addition, CCHIT criteria may be used as, and/or overlap with, standards for certification of HIT systems under The HITECH Act. Accordingly, we are devoting significant resources to conforming our software to current and anticipated CCHIT criteria, and this may mean that other important development initiatives are delayed or foregone. Some of our software has been certified, but important elements of our software has not yet been submitted for certification, and conforming to evolving CCHIT requirements will continue as an imperative for the foreseeable future.

Performance Management

To help clients address their needs to operate more efficiently in today’s challenging environment, and to differentiate our capabilities, we plan to emphasize development and marketing of our performance management suite of solutions, consisting of Sunrise EPSiTM, Sunrise Patient FlowTM and Sunrise Clinical AnalyticsTM. These solutions help healthcare organizations streamline and automate manual processes required to gather, analyze and display enterprise-wide information. They also enable hospital senior and department level management to more easily identify areas requiring intervention and to improve clinical quality, regulatory compliance, cost-efficiency, resource utilization and patient satisfaction. We think an integrated performance management offering can be a competitive differentiator for us, but it requires investment to develop these independent applications into an integrated solution.

Speed to Value

Some of our software is complex and highly configurable and many clients value our ability to adapt the software to their specific needs. However, this high degree of configurability can result in significant implementation costs, which can make our offering too expensive for some potential purchasers. Our ability to reach our goals for expansion into smaller clients and in the international market, and to sell to clients with budgetary constraints, depends upon our ability to develop less costly ways of implementing our most complex software. We are currently selling a new “speed to value” implementation methodology that we have developed to address this issue.

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

Acquisitions Integration

Integrating the three companies we acquired in 2008 presents challenges. The anticipated benefits from these acquisitions may not be achieved, and the diversion of management’s attention and any difficulties encountered in the transition process could negatively impact our business. These companies are relatively small and the Peak Practice and Patient Flow offerings in particular are not yet well established in the market, so additional investment is required and there is risk that our expectations for these companies’ products may not be met. However, with Peak Practice, we now have a solution for the independent physician practice market, which we believe has the potential to be a growth area for us, especially given The HITECH Act, as discussed above.

Recent Performance and Outlook

Our total revenues of $129.8 million in the second quarter 2009 were 1.7% lower than the second quarter 2008. The net loss for the quarter of $4.1 million includes $5.6 million of incremental expense associated with the resignation of our former Chief Executive Officer. Overall, results in the second quarter 2009 were consistent with our expectations. We remain cautiously optimistic about results for the second half of 2009. We continue to note results by quarter can vary due to many factors including the emerging changes in the regulatory environment for our customers due to The HITECH Act and its effect on demand; increasing price competition in certain market segments, as certain competitors attempt to retain market share; timing of license revenues; and capitalized software labor deferrals, which also can fluctuate based on project activity.

We recorded $5.2 million of periodic software license revenues in the quarter representing a 31% decrease compared to the second quarter in 2008. This revenue stream can fluctuate dramatically from quarter to quarter depending on whether we are able to record the license revenue at contract signing, which is dependent on each individual customer’s contract terms. Therefore it is difficult to project license revenues in future quarters.

Consistent with the first quarter of 2009, in the second quarter we had strong cash collections which sequentially decreased our days sales outstanding by 4 days to 75 days. Operating cash inflows were $18.0 million in the second quarter of 2009 compared to an operating cash outflow of $0.3 million in the second quarter of 2008 due to improved collections impacted by delayed billings in the second quarter of 2008 and continued management focus on cash collection in 2009.

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

Consolidated Results of Operations (unaudited)

Key financial and operating data for Eclipsys Corporation and subsidiaries are as follows (in thousands, except per share amounts):

	For The Three Months Ended				For The Six Months Ended
	June 30, 2009	June 30, 2008	Change ($)	Change (%)	June 30, 2009	June 30, 2008	Change ($)	Change (%)
Revenues:
Systems and services	$127,675	$126,308	$1,367	1.1%	$255,812	$245,446	$10,366	4.2%
Hardware	2,173	5,834	(3,661)	-62.8%	4,202	11,076	(6,874)	-62.1%

Total revenues	129,848	132,142	(2,294)	-1.7%	260,014	256,522	3,492	1.4%

Costs and expenses:
Cost of systems and services (excluding depreciation and amortization shown below)	68,315	69,316	(1,001)	-1.4%	135,189	136,876	(1,687)	-1.2%
Cost of hardware	1,950	3,615	(1,665)	-46.1%	3,606	7,951	(4,345)	-54.6%
Sales and marketing	27,394	22,781	4,613	20.2%	50,144	43,652	6,492	14.9%
Research and development	13,872	15,753	(1,881)	-11.9%	27,364	32,907	(5,543)	-16.8%
General and administrative	12,429	7,713	4,716	61.1%	24,451	18,676	5,775	30.9%
Restructuring	—	—	—	*	5,434	—	5,434	*
In-process research and development charge	—	—	—	—	—	850	(850)	*
Depreciation and amortization	8,117	5,740	2,377	41.4%	16,152	10,506	5,646	53.7%

Total costs and expenses	132,077	124,918	7,159	5.7%	262,340	251,418	10,922	4.3%

Income (loss) from operations	(2,229)	7,224	(9,453)	-130.9%	(2,326)	5,104	(7,430)	-145.6%
Gain (loss) on sale of assets	838	1,451	(613)	-42.2%	1,237	3,515	(2,278)	-64.8%
Unrealized gain on investments, net	691	—	691	*	533	—	533	*
Interest income	681	1,285	(604)	-47.0%	1,528	3,667	(2,139)	-58.3%
Interest expense	(961)	(457)	(504)	110.3%	(2,105)	(720)	(1,385)	192.4%

Income (loss) before taxes	(980)	9,503	(10,483)	-110.3%	(1,133)	11,566	(12,699)	-109.8%
Provision for income taxes	3,120	992	2,128	*	3,834	2,766	1,068	38.6%

Net income (loss)	$(4,100)	$8,511	$(12,611)	-148.2%	$(4,967)	$8,800	$(13,767)	-156.4%

*	Not meaningful

Revenues

Total revenues decreased by $2.3 million, or 1.7%, for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008 and increased $3.5 million, or 1.4%, for the six months ended June 30, 2009 compared to the six months ended June 30, 2008. The portion of total revenues contributed by our 2008 acquisitions increased $3.5 million and $9.8 million for the three and six month periods ended June 30, 2009, respectively, as compared to the same periods in 2008.

Systems and Services Revenues

Systems and services revenues increased $1.4 million, or 1.1%, for the three months ended June 30, 2009 as compared with the same period of 2008 and increased $10.4 million, or 4.2% for the six months ended June 30, 2009, as compared to the six months ended June 30, 2008. The overall increase for the three month period ended June 30, 2009 resulted from an increase of $6.4 million in revenues recognized on a ratable basis partially offset by a decrease of $2.2 million in professional services revenues and a decrease of $2.9 million in periodic revenues. The overall increase for the six months ended June 30, 2009 resulted from an increase of $13.8 million in revenues recognized on a ratable basis partially offset by a decrease of $2.8 million in professional services revenues and a decrease of $0.7 million in periodic revenues.

•

Revenues Recognized Ratably - Revenues recognized ratably from software, maintenance, outsourcing and remote hosting were $89.9 million and $178.0 million for the three and six month periods ended June 30, 2009, respectively. This represents an increase of $6.4 million, or 7.7%, and $13.8 million, or 8.4% for the three and six month periods ended June 30, 2009, respectively, as compared to the same periods in 2008. The increase was due to previous period sales of our solutions, remote hosting related services, and outsourcing, resulting in growth in our recurring revenue base. The portion of revenues recognized ratably contributed by our 2008 acquisitions increased $2.7 million and $5.6 million for the three and six month periods ended June 30, 2009 as compared to the same periods in 2008.

•

Periodic Revenues - Periodic revenues for software related fees and third party software related fees were $6.2 million for the three months ended June 30, 2009, as compared to $9.1 million for the three months ended June 30, 2008 and $18.7 million for the six months ended June 30, 2009, as compared to $19.3 million for the six months ended June 30, 2008. The table below summarizes the components of periodic revenues (in thousands):

	For The Three Months Ended				For The Six Months Ended
	June 30, 2009	June 30, 2008	Change ($)	Change (%)	June 30, 2009	June 30, 2008	Change ($)	Change (%)
Eclipsys software related fees	$5,182	$7,510	($2,328)	-31.0%	$16,199	$15,847	$352	2.2%
Third party software related fees	1,010	1,543	(533)	-34.5%	2,455	3,460	(1,005)	-29.0%

Total periodic revenues	$6,192	$9,053	($2,861)	-31.6%	$18,654	$19,307	($653)	-3.4%

In any period, some software revenues can be considered one time in nature for that period, and we do not recognize these revenues on a ratable basis. These revenues include traditional license fees associated with new contracts signed in the period, including add-on licenses to existing clients and new client transactions, as well as revenues from contract backlog that had not previously been recognized pending contract performance that occurred or was completed during the period, and certain other activities during the period associated with client relationships. In the aggregate, these periodic revenues can contribute significantly to earnings in the period because relatively little in-period costs are associated with such revenues. We expect these periodic revenues to continue to fluctuate as a result of significant variations in the type and magnitude of sales and other contract and client activity in any period, and these variations make it difficult to predict the nature and amount of these periodic revenues. The portion of periodic revenues contributed by our 2008 acquisitions decreased $0.5 million and increased $1.7 million for the three and six month periods ended June 30, 2009, respectively, as compared to the same periods in 2008.

•

Professional Services Revenues - Professional services revenues, which include implementation, training and consulting related services, were $31.6 million for the three month period ended June 30, 2009, a decrease of $2.2 million, or 6.4%, as compared to the three month period ended June 30, 2008 and $59.1 million, for the six month period ended June 30, 2009, a decrease of $2.8 million, or 4.5%, as compared to the six month period ended June 30, 2008. The portion of professional services revenues contributed by our 2008 acquisitions increased $1.2 million and $2.5 million for the three month and six month periods ended June 30, 2009 as compared to the same periods in 2008. Professional services revenues in our core business, which excludes revenues from 2008 acquisitions, decreased $3.4 million and $5.2 million for the three and six month periods ended June 30, 2009 as compared to the same periods in 2008. The decreases were primarily related to a decrease in enterprise deals in the second half of 2008, which led to lower implementation services. Professional services also decreased due to lower education revenues impacted by lower client spending on training reflecting the recent decline in the economy.

Hardware Revenues

Hardware revenues decreased by $3.7 million, or 62.8%, for the three month period ended June 30, 2009, as compared to the three month period ended June 30, 2008 and $6.9 million, or 62.1%, for the six month period ended June 30, 2009, compared to the six month period ended June 30, 2008. The decrease in hardware revenue is primarily attributable to net new customers signing remote hosting contracts as opposed to buying hardware and due to fewer enterprise deals sold in the second half of 2008 resulting in decreased hardware requirements. In addition, some existing customers are migrating to our remote hosting services which tend to result in decreased hardware sales to existing clients.

Operating Expenses

Cost of Systems and Services

Our costs of systems and services decreased $1.0 million, or 1.4%, for the three month period ended June 30, 2009 as compared to the three month period ended June 30, 2008 and decreased $1.7 million, or 1.2%, for the six month period ended June 30, 2009 as compared to the six month period ended June 30, 2008. The decreases in both periods reflect:

•

Lower amortization of capitalized software of $0.5 million for the three month period and $1.6 million for the six month period impacted by the timing of previous releases as the amortization of SunriseXA 4.5, which was released in January 2006, ceased during the first quarter 2009;

•	Lower third-party royalty fees of $0.8 million for the three month period and $1.5 million for the six month period reflecting lower volumes under certain contractual obligations;

•

Lower salary related costs of $0.8 million for the three month period and $1.6 million for the six month period, primarily due to lower stock based compensation expense. Labor costs excluding stock based compensation expense were $0.4 higher in the three month period and $0.7 million for the six month period. These increases reflect higher costs due to our 2008 acquisitions offset by headcount reductions in our core business. Labor increases due to our acquisitions were $1.5 million for the three month period and $3.2 million for the six month period; and

•

Higher third party software cost of services of $1.2 million for the three month period and $2.5 million for the six month period primarily as a result of continued growth in third party revenue activity.

Cost of Hardware

Costs of hardware decreased $1.7 million or 46.1% for the three month period ended June 30, 2009 as compared to the three month period ended June 30, 2008. Our costs of hardware decreased $4.4 million, or 54.6%, for the six month period ended June 30, 2009 as compared to the same period in 2008. This decrease was directly attributable to decreased hardware revenues in the respective periods. Hardware revenue is recorded when the hardware is delivered. The amount of hardware revenue in any quarter is dependent on shipments based on our active implementations.

Sales and Marketing

Our sales and marketing expenses increased $4.6 million, or 20.2%, for the three month period ended June 30, 2009 as compared to the three month period ended June 30, 2008, and $6.5 million, or 14.9%, for the six month period ended June 30, 2009 compared to the same period in 2008. Sales and marketing expense was impacted by $4.2 million of severance and stock based compensation expense associated with the resignation of our former Chief Executive Officer (“CEO”). Total expense related to the CEO resignation was $5.6 million, of which $4.2 million was recorded as sales and marketing expense and $1.4 million was recorded as general and administrative expense. Excluding the impact of our former CEO departure, sales and marketing expense was $0.4 million higher in the three month period and $2.3 million higher in the six month period than comparable periods in 2008.

The remaining increase in sales and marketing expenses for the three month period ended June 30, 2009 as compared to the same period in 2008 of $0.4 million includes higher sales trade show related expenses of $0.8 million due to the timing of the 2009 HIMSS trade show. This increase was partially offset by lower labor costs of $0.4 million. Labor costs included increases from our 2008 acquisitions of $1.0 million more than offset by headcount reductions and lower commission expense, impacted by lower up front license sales in the second quarter 2009 compared to the second quarter 2008.

The remaining increase in sales and marketing expense for the six month period ended June 30, 2009 as compared to the same period in 2008 of $2.3 million was due to $2.9 million of higher labor related costs due to our 2008 acquisitions.

Research and Development

Our research and development expenses decreased $1.9 million, or 11.9%, for the three month period ended June 30, 2009 as compared to the same period in 2008, and decreased $5.5 million, or 16.8%, for the six month period ended June 30, 2009 compared to the same period in 2008. The decreases for the three and six month periods ended June 30, 2009 compared to the comparable periods in the prior year primarily reflect higher internal labor cost capitalization associated with Sunrise XA 5.5 during 2009 and to a lesser extent capitalized labor in the first quarter of 2009 supporting Patient Flow release 5.0, an acquired product in our Premise acquisition. The increase in capitalized labor of $3.2 million in the three month period and $7.5 million in the six month period decreased research and development expenses. These decreases were partially offset by increases in labor costs. Total labor related research and development expense increased $1.4 million in the three month period and $2.3 million in the six month period. These labor increases reflect incremental expense due to our 2008 acquisitions of $1.5 million and $3.2 million in the three and six month periods, respectively. Development labor in our core business was generally flat in 2009 compared to 2008.

Our gross research and development spending, which consists of research and development expenses and capitalized software development costs, was $42.0 million in the six months ended June 30, 2009, an increase of $2.0 million compared to $40.0 million in the six months ended June 30, 2008.

In summary, research and development expense for the three months and six months ended June 30 was as follows (in thousands):

	For The Three Months Ended			For The Six Months Ended
	June 30, 2009	June 30, 2008	Change (%)	June 30, 2009	June 30, 2008	Change (%)
Research and development expenses	$13,872	$15,753	-11.9%	$27,364	$32,907	-16.8%
Capitalized software and development costs	$7,435	$4,213	76.5%	$14,651	$7,136	105.3%

Gross research and development expenditures	$21,307	$19,966	6.7%	$42,015	$40,043	4.9%

Amortization of capitalized software development costs	$3,847	$4,328	-11.1%	$7,598	$9,160	-17.1%

Based on current development plans, we anticipate levels of capitalized software development costs will decrease, and amortization of software development costs will increase in the second half of the year compared to the first half due primarily to Sunrise Clinical Manager 5.5 approaching the end of the core development cycle.

General and Administrative

Our general and administrative expenses increased $4.7 million, or 61.1%, for the three month period ended June 30, 2009 as compared to the three month period ended June 30, 2008 and $5.8 million, or 30.9%, for the six month period ended June 30, 2009 compared to the same period in 2008. General and administrative expenses were impacted by $1.4 million of severance and stock based compensation expense associated with the resignation of our former CEO as previously discussed. Excluding the impact of our former CEO resignation, general and administrative expenses were $3.3 million higher in the three month period and $4.4 million higher in the six month period than comparable periods in 2008.

The remaining $3.3 million increase for the three months ended June 30, 2009 as compared to the same period in 2008 reflects higher labor costs of $0.5 million impacted by higher stock compensation expense; higher legal expense of $1.0 million impacted by insurance recoveries associated with our derivative lawsuit in the second quarter of 2008; higher bad debt expense of $0.5 million associated with additional write off and reserve activity at certain clients; and various other increases including higher professional services and higher foreign currency expense.

The remaining increase of $4.4 for the six month period ended June 30, 2009 compared to the same period in 2008 was also impacted by higher labor related costs of $1.6 million due to higher stock based compensation expense; a $0.5 million increase in bad debt expense associated with an increase in additional write off and reserve activity at certain clients; and various other increases including higher professional services and higher foreign currency expense.

Restructuring

During the first quarter 2009 we executed a workforce reduction which included terminating the employment of approximately 175 employees. As previously announced, we reduced staff in our services and client solutions organizations to better align with current and projected business volumes, and we also made other workforce reductions across various business and back office divisions. These reductions, together with severance costs resulting from the departure of an executive officer of approximately $0.6 million, resulted in a total charge of $5.4 million for severance related costs to our condensed consolidated statement of operations.

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

Depreciation and Amortization

Depreciation and amortization expense increased $2.4 million, or 41.4%, for the three month period ended June 30, 2009 as compared to the three month period ended June 30, 2008 and $5.6 million, or 53.7%, for the six month period ended June 30, 2009 as compared to the six month period ended June 30, 2008. The increase in depreciation and amortization is attributable primarily to amortization related to intangible assets acquired in our acquisition of EPSi in February 2008, MediNotes in October 2008, and Premise in December 2008 and to a lesser extent an increased asset base to support our growing operations.

Gain on Sale of Assets

We recorded a $0.8 million and a $1.2 million gain for the three and six month periods ended June 30, 2009 resulting from the completion of post-closing milestones associated with the fourth quarter 2007 sale of our Clinical Practice Model Resource Center (CPMRC) business. We also recorded a $1.4 million and $3.5 million gain on the sale of assets for the three and six month periods ended June 30, 2008 for CPMRC earn out activity.

Unrealized Gain on Investments, Net

We recorded an unrealized gain of $0.9 million and $1.1 million reflecting an increase in the fair value of our ARS purchased through UBS for the three and six month periods ended June 30, 2009. This gain was partially offset by an unrealized loss of $0.2 million and $0.6 million reflecting a decrease in the fair value of our UBS put option for the three and six month periods ended June 30, 2009. Our ARS purchased through UBS, prior to receiving our UBS put option, were classified as available-for-sale securities through third quarter of 2008, and therefore changes in the fair value were recorded in accumulated other comprehensive income on the balance sheet during this time.

Interest Income

Interest income decreased $0.6 million, or 47.0%, for the three month period ended June 30, 2009 as compared to the three month period ended June 30, 2008 and $2.1 million, or 58.3%, for the six month period ended June 30, 2009 compared to the same period in 2008. The decrease was primarily attributable to lower interest rates in 2009 as compared to 2008.

Interest Expense

Interest expense increased $0.5 million and $1.4 million for the three and six month periods ended June 30, 2009. During these periods, we incurred interest on borrowings of $105.0 million outstanding under the $125.0 million long-term revolving line of credit financing arrangement we entered into in August 2008 (the “Credit Facility”). The interest rate applicable to the borrowed amount is based, at our option, on the prime rate, one-month LIBOR rate, three-month LIBOR rate, six-month LIBOR rate or 12-month LIBOR rate at the initial debt draw date and interest rate contract end date plus an applicable margin. The applicable margin, which is based on our leverage ratio, was 2.0% as of June 30, 2009. The leverage ratio, as defined in the Credit Facility, is the ratio of (i) funded debt to (ii) earnings before interest, taxes, depreciation and amortization plus or minus certain other adjustments, for the four consecutive fiscal quarters as of the last day of each current fiscal quarter. The effective interest rates on the Credit Facility for the three and six month periods ended June 30, 2009 was 3.3% and 3.5%, respectively.

During the three and six month periods ended June 30, 2008 we incurred interest expense on borrowings under the $45.0 million short-term financing arrangement we entered into in February 2008 and repaid in May 2008, as well as the $50.0 million short-term financing arrangement that we entered into in May 2008 and repaid in August 2008.

Provision for Income Taxes

For the three and six month periods ended June 30, 2009, we recorded income tax expense of $3.1 million and $3.8 million as compared to income tax expense of $1.0 million and $2.8 million for the three and six month periods ended June 30, 2008. The difference in the expense for the first quarter of 2009 as compared to the second quarter of 2009 is primarily due to a decrease in the estimate of current and prior year Canadian research and development tax credits of $1.3 million and a revaluation of the utilization of our deferred tax assets, which resulted in a decrease of $0.3 million. We also recorded tax expense due to the tax effect of share-based compensation shortfalls of $0.5 million in the first quarter of 2009, as compared to $0.2 million in the second quarter of 2009.

LIQUIDITY AND CAPITAL RESOURCES

Cash and marketable securities at June 30, 2009 were $120.9 million representing a $12.5 million increase from December 31, 2008. During the six month period ended June 30, 2009, operating activities provided $37.8 million of cash. Cash flow from operating activities reflects income generated from operations of $35.0 million, after adjusting for non-cash items of $40.0 million, which included depreciation and amortization, stock compensation, provision for bad debt, non-cash deferred tax provision, gain on sale of assets, unrealized gain on investments, and other reconciling items. Cash flow from operating activities after non-cash items, described above, remained flat for the six month period ended June 30, 2009 as compared to the same period in 2008.

Based on the reconciliation of net loss to operating cash flow, net changes in operating assets and liabilities contributed $2.7 million to cash provided by operating activities. This primarily comprises the following changes in working capital from December 31, 2008:

•	a decrease in accounts receivable of $1.9 million related to cash collections that were greater than current period billings and revenue recognized;

•	a decrease in prepaid expenses and other current assets of $1.6 million related to timing of cash payments;

•	a decrease in accounts payable and other current liabilities of $6.9 million related to timing of cash payments;

•

an increase in accrued compensation of $8.6 million due primarily to an accrual of $2.0 million related to restructuring severance activity in 2009, an accrual of $2.7 million related to the resignation of our former Chief Executive Officer and an increase in the incentive compensation accrual of $5.3 million; and

•	a decrease in deferred revenue of $3.6 million due to recognition of software license and maintenance fees greater than those billed and unrecognized.

Investing activities used $28.6 million of cash which included $2.8 million related to prior year acquisitions, $12.6 million of capital expenditures and $14.7 million for investment in software development, partially offset by $1.2 million received as additional earn out on the December 2007 disposition of our CPMRC business and $0.2 million of principal received for an investment that matured in the first quarter of 2009.

Financing activities provided cash of $3.7 million. We received $3.3 million from stock option exercises. We also received $0.5 million from employees related to purchases under our employee stock purchase plan.

Future Capital Requirements

Our future cash requirements will depend on a number of factors including, among other things, the timing and level of our new sales volumes, the cost of our development efforts, the success and market acceptance of our future product releases, and other related items. As of June 30, 2009, our principal source of liquidity is our cash and cash equivalents balances of $120.9 million. We also have $18.1 million available for borrowings under the $125.0 million Credit Facility. All loans under the Credit Facility may be prepaid at any time and are due and payable on August 26, 2011 subject to mandatory prepayment obligations upon material asset sales, as described in the Credit Facility. As we build up cash and cash equivalents, we may pay down some of the outstanding balance under our Credit Facility.

We believe that our current cash and cash equivalents combined with our anticipated cash flows from operations and available borrowings under our Credit Facility will be sufficient to fund our current operations and capital requirements for the next twelve months. We will also have the option beginning June 30, 2010 to redeem the par value of our UBS investments totaling $36.3 million.

As of June 30, 2009, $58.3 million of our money market funds held at Evergreen Investments have been guaranteed by the U.S. Treasury Money Market Guarantee Program. The plan ensures that if a participating fund’s share value declines under $1.00 per share and a decision is made to liquidate by the fund’s Board of Trustees, the U.S. Treasury would cover any shortfall between the share price at the time of liquidation and $1.00 for investors as of September 19, 2008. This guarantee is effective until September 18, 2009.

Fair Value of Investments

As of June 30, 2009, we held approximately $116.6 million par value of investments in auction-rate securities (“ARS”) of which $36.3 million was purchased through UBS Financial Services (“UBS”) and $80.3 million was purchased through Goldman Sachs. As of June 30, 2009, our ARS purchased through UBS are comprised of $32.2 million triple-A rated pools of student loans and $4.1 million “A3” rated pools of student loans, and our ARS purchased through Goldman Sachs are comprised of $64.8 million triple-A rated pools of student loans and $15.5 million “B3” rated pools of student loans. These investments have long-term nominal maturities for which the interest rates are supposed to be reset through a Dutch auction each month. Prior to February 2008, monthly auctions historically provided a liquid market for these securities. However, in February 2008, the broker-dealers managing our ARS portfolio experienced failed auctions in which the amount of ARS submitted for sale exceeded the amount of purchase orders. Our ARS continued to fail to settle at auctions through the second quarter of 2009. We continue to earn interest on these investments at the contractual rate.

On November 12, 2008, we entered into a settlement agreement with UBS pursuant to which we (1) received the right (the “put option”) to sell its ARS, originally purchased through UBS, at par value, to UBS between June 30, 2010 and July 2, 2012, and (2) gave UBS the right to purchase the ARS, originally purchased through UBS, from us any time after the acceptance date of the settlement agreement as long as we receive the par value of the securities.

As of June 30, 2009, we have recorded these investments, including the put option, at their estimated fair value of $108.8 million. All of our ARS were at an unrealized loss position as of June 30, 2009. Due to events in the credit markets, quoted prices of the ARS in active markets are not readily available at this time. We estimated the fair value of these ARS as of June 30, 2009 based on various factors using a trinomial discount model. The model considers possible cash flows and probabilities which are forecasted under a number of potential scenarios. Each scenario’s cash flow is multiplied by the probability of that scenario occurring. The major inputs are as follows: forecasted maximum interest rates, probability of passing auction or early redemption, probability of failing auction, probability of default at auction, severity of default, and the discount rate. We also considered the credit quality and duration of the securities. We accounted for illiquidity by using a discount rate within the valuation, with an additional spread representing the additional rates of return investors would require for certain securities to hold those securities in an illiquid environment. The put option was valued using a valuation approach for forward contracts in which one party agrees to sell a financial instrument to another party at a particular time for a particular price. In this approach, the present value of all expected future cash flows are subtracted from the current fair value of the security. The resulting value is calculated as a future value at an interest rate reflective of counterparty risk. There have not been any changes in our valuation model for ARS and the put option from December 31, 2008.

The assumptions that were used to determine the fair value estimates of the ARS and put option were highly subjective and, therefore, were considered Level 3 unobservable inputs in the fair value hierarchy. The fair value of these assets represents 50.0% of total assets measured at fair value in accordance with SFAS 157. The estimate of the fair value of the ARS we hold could change significantly based on future market conditions. For additional information on our investments, see Note K – Fair Value Measurement.

We have accounted for the put option as a freestanding financial instrument and elected to record the value under the fair value option of SFAS No. 159. This resulted in the recording of a $0.2 million and a $0.6 million adjustment to the asset with a corresponding charge to earnings for the decrease in the value of the put option for the three and six month periods ended June 30, 2009. We have classified the related UBS purchased ARS as trading securities pursuant to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”). We recorded a $0.9 million and a $1.1 million unrealized gain to earnings for the change in fair value of the ARS purchased through UBS for the three and six month periods ended June 30, 2009. We expect that the future changes in the fair value of the put option will generally offset the fair value movements in the related UBS purchased ARS. The underlying credit quality of UBS will impact the future value of the put option and could cause the put option to decrease in fair value and not offset the change in fair value of the UBS purchased ARS. We have recorded a temporary loss on the ARS purchased through Goldman Sachs of $7.7 million, as of June 30, 2009, in accumulated other comprehensive income, reflecting the decline in the fair value of these securities, as these securities remain classified as available for sale.

In evaluating our ARS purchased from Goldman Sachs for other than temporary impairment, as of June 30, 2009, we considered several factors in accordance with FSP FAS 115-2 and FAS 124-2 “Recognition and Presentation of Other-Than-Temporary Impairments” including a number of qualitative factors such as: the loans are sufficiently collateralized; all of the underlying student loans in the Goldman Sachs’ portfolio are guaranteed by the Federal Family Education Loan Program (“FFELP”); there have been principal repayments of some of the securities to investors; we continue to earn interest on the securities at market rates; and there was evidence of improvement in the secondary market for ARS during the second quarter of 2009. We believe these investments continue to be of high credit quality, and we currently do not intend to sell the securities, more likely than not will not be required to sell the securities before recovering our cost, and expect to recover the securities’ entire amortized cost basis. Accordingly, we have classified these securities as long-term investments in our condensed consolidated balance sheet. We have concluded that no other-than-temporary impairment losses, including any credit loss, occurred for the three and six month periods ended June 30, 2009, and therefore has concluded that there was no credit loss upon adoption of FSP FAS 115-2 and FAS 124-2 and as of June 30, 2009. We will continue to analyze our ARS purchased from Goldman Sachs each reporting period for impairment and may be required to record an impairment charge in our condensed consolidated statement of operations if the decline in fair value of the Goldman Sachs purchased ARS are determined to be other-than-temporary.

CRITICAL ACCOUNTING POLICIES

There were no material changes to our critical accounting policies as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on February 24, 2009.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not currently use derivative financial instruments or enter into foreign currency hedge transactions. Foreign currency fluctuations through June 30, 2009 have not had a material impact on our financial position or results of operations. We continually monitor our exposure to foreign currency fluctuations and may use derivative financial instruments and hedging transactions in the future if, in our judgment, the circumstances warrant their use. We believe most of our international operations are naturally hedged for foreign currency risk as our foreign subsidiaries invoice their customers and satisfy their obligations primarily in their local currencies with the exception of our development center in India. Our development center in India is not naturally hedged for foreign currency risk since their obligations are paid in their local currency but are funded in U.S. dollars. There can be no guarantee that the impact of foreign currency fluctuations in the future will not be significant.

We hold investments in auction-rate securities (“ARS”). These ARS are debt instruments with long-term nominal maturities that previously could be sold via Dutch auctions every 7, 14, 21, 28, or 35 days, creating a short-term instrument. In February 2008, broker-dealers holding our ARS portfolio experienced failed auctions in which the amount of ARS submitted for sale exceeded the amount of related purchase orders. Our ARS continued to fail to settle at auctions through the second quarter of 2009. We continue to earn interest on these investments at the contractual rate, and the ARS that we hold have not been placed on credit watch by credit rating agencies. The average interest rate, based on the par value of the ARS, earned on these investments for the three and six months ended June 30, 2009 was 1.8% and 2.1%, respectively. As of June 30, 2009, we held approximately $116.6 million par value of investments in ARS of which $36.3 million was purchased through UBS and $80.3 million was purchased through Goldman Sachs. As of June 30, 2009, our ARS purchased through UBS are comprised of $32.2 million triple-A rated pools of student loans and $4.1 million “A3” rated pools of student loans, and our ARS purchased through Goldman Sachs are comprised of $64.8 million triple-A rated pools of student loans and $15.5 million “B3” rated pools of student loans.

During the year ended December 31, 2008 and the first half of 2009, we adjusted the carrying amount of our ARS to estimated fair market value. If uncertainties in the credit and capital markets continue and these markets deteriorate further or we experience any additional rating downgrades on any investments in its portfolio, we may incur further temporary impairments or other-than-temporary impairments, which could negatively affect our financial condition, cash flow and reported earnings.

As discussed further in Liquidity and Capital Resources, in November 2008 we entered into a put option to sell our UBS purchased ARS to UBS between June 30, 2010 and July 2, 2012. Associated with this put, we classified $32.4 million of our ARS as trading as of December 31, 2008. This classification results changes in fair value being recorded to earnings. Although the underlying credit quality of UBS will impact the future value of the put option and could cause the put option to decrease in fair value and not offset the change in fair value of the UBS purchased ARS, we expect that the future changes in the fair value of the put option will be generally offset by the fair value movements in the related ARS.

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

The following table illustrates potential fluctuation in annualized interest income based upon hypothetical values for blended interest rates for hypothetical ARS balances (we currently earn interest on $116.6 million par value of ARS):

Hypothetical Interest Rate	ARS balances (in thousands)
	$95,000	$105,000	$115,000

0.0%	$—	$—	$—
0.5%	$475	$525	$575
1.0%	$950	$1,050	$1,150
1.5%	$1,425	$1,575	$1,725
2.0%	$1,900	$2,100	$2,300
2.5%	$2,375	$2,625	$2,875

We estimate that a one-percentage point decrease in interest rates for our long-term investment securities portfolio as of June 30, 2009 would have resulted in a decrease in interest income of $0.3 million for a three month period or $1.2 million for a 12 month period, based on a $115.0 million investment balance. This sensitivity analysis contains certain simplifying assumptions, including a constant level and rate of debt securities and an immediate across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period, and it does not consider the impact of changes in the portfolio as a result of our business needs or as a response to changes in the market. Therefore, although it gives an indication of our exposure to changes in interest rates, it is not intended to predict future results, and our actual results will likely vary.

Our cash and cash equivalents balance earning interest at June 30, 2009 was $108.8 million of the $120.9 million. The interest rate at June 30, 2009 was 0.3%. The following table illustrates potential fluctuations in annualized interest income based upon hypothetical values for blended interest rates for hypothetical cash and cash equivalents balances:

Hypothetical Interest Rate	Cash and cash equivalents earning interest (in thousands)
	$95,000	$105,000	$115,000

0.1%	$95	$105	$115
0.2%	$190	$210	$230
0.3%	$285	$315	$345
0.4%	$380	$420	$460
0.5%	$475	$525	$575

We estimate that a one tenth-percentage point decrease in interest rate for our cash and cash equivalents earning interest as of June 30, 2009 would have resulted in a decrease in interest income of $26 thousand for a three month period or $105 thousand for a 12 month period, based on a $105.0 million investment balance. This sensitivity analysis contains certain simplifying assumptions, including a constant level and rate of cash and cash equivalents and an immediate across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period, and it does not consider the impact of changes in the balance of cash and cash equivalents as a result of our business needs. Therefore, although it gives an indication of our exposure to changes in interest rates, it is not intended to predict future results, and our actual results will likely vary.

On August 26, 2008, we entered into a credit agreement pursuant to which we received a senior secured revolving credit facility in the aggregate principal amount of $125.0 million. As of June 30, 2009, borrowings under the Credit Facility totaled $105.0 million. The interest rate applicable to the borrowed amount is based, at our option, on the prime rate, one-month LIBOR rate, three-month LIBOR rate, six-month LIBOR rate or 12-month LIBOR rate at the initial debt draw date and interest rate contract end date plus an applicable margin. The applicable margin, which is based on our leverage ratio, was 2.0% as of June 30, 2009. The leverage ratio, as defined in the credit agreement, is the ratio of (i) funded debt to (ii) earnings before interest, taxes, depreciation and amortization plus or minus certain other adjustments, for the four consecutive fiscal quarters as of the last day of each current fiscal quarter. For the three and six month periods ended of June 30, 2009, our effective interest rate was 3.3% and 3.5%, respectively. Based on borrowings of $105.0 million, as of June 30, 2009, for each percentage point increase in the interest rate, annual interest expense would increase $1.1 million. This sensitivity analysis contains certain simplifying assumptions, including a constant level and rate of outstanding debt, an immediate across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period, and it does not consider the impact of changes in the outstanding debt as a result of our business needs or as a response to changes in the market. Therefore, although it gives an indication of our exposure to changes in interest rates, it is not intended to predict future results, and our actual results will likely vary.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act as of June 30, 2009. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives of ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. There is no assurance that our disclosure controls and procedures will operate effectively under all circumstances. Based upon the evaluation described above our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2009, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter-ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have modified the version of the risk factors titled “We operate in an intensely competitive market that includes companies that have greater financial, technical and marketing resources than we do,” and “The healthcare industry faces financial constraints that could adversely affect the decimal for our software and services” from the versions thereof included in our annual report on Form 10-K for the year ended December 31, 2008 (our “10-K”) to note the risk associated with client demands for pricing and financing concessions.

As previously disclosed, we have added to the risk factors set forth in our 10-K a risk factor titled “The HITECH Act will result in new business imperatives and failure to provide our clients with health information technology systems that are “certified” under the HITECH Act could result in breach of some client obligations and put us at a competitive disadvantage,” related to costs and risk associated with the need to comply with the provisions of the American Recovery and Reinvestment Act of 2009, or ARRA, that call for health information technology systems that are “certified” according to technical standards developed under the supervision of the Secretary of Health and Human Services.

In addition, as previously disclosed, the risk factor titled “Changes in federal and state regulations relating to patient data could increase our compliance costs, depress the demand for our software and impose significant software redesign costs on us,” has been updated since our 10-K to reflect provisions of ARRA that subject us to certain provisions of the Health Insurance Portability and Accountability Act of 1996, or HIPAA, as well as additional data restrictions and disclosure and reporting requirements.

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

We face intense competition in the marketplace. We are confronted by rapidly changing technology, evolving user needs and the frequent introduction by our competitors of new and enhanced software. Our principal competitors in our software business include Cerner Corporation, Epic Systems Corporation, Medical Information Technology, Inc., GE Healthcare, McKesson Corporation, and Siemens AG. Other software competitors include providers of practice management, general decision support and database systems, as well as segment-specific applications and healthcare technology consultants. Our services business competes with large consulting firms, as well as independent providers of technology implementation and other services. Our outsourcing business competes with large national providers of technology solutions such as IBM Corporation, Computer Sciences Corp., and Perot Systems Corporation, as well as smaller firms. Several of our existing and potential competitors are better established, benefit from greater name recognition and have significantly more financial, technical and marketing resources than we do. In addition, some competitors, particularly those with a more diversified revenue base or that are privately held, may have greater flexibility than we do to compete aggressively on the basis of price and to provide favorable financing terms to clients. Vigorous and evolving competition could lead to a loss of our market share or pressure on our prices and could make it more difficult to grow our business profitably.

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

The healthcare industry faces significant financial constraints. For example, managed healthcare puts pressure on healthcare organizations to reduce costs, and regulatory changes and payor requirements have reduced reimbursements to healthcare organizations. For example, the Inpatient Prospective Payment System rules, published by the Centers for Medicare & Medicaid in the U.S., identified several “hospital-acquired conditions” for which treatment will no longer be reimbursed by Medicare. Federal, state and local governments and private payors are imposing other requirements that may have the effect of reducing payments to healthcare organizations. Our software often involves a significant financial commitment by our clients. Our ability to grow our business is largely dependent on our clients’ information technology budgets, which in part depends on the client’s cash generation and access to other sources of liquidity. Recent financial market disruptions have adversely affected the availability of external financing, and led to tighter lending standards and interest rate concerns. These factors can reduce access to cash for our clients and potential clients. In addition, many of our clients’ budgets rely in part on investment earnings, which decrease when portfolio investment values decline. Economic factors are causing many clients to take a conservative approach to investments, including the purchase of systems like we sell, and to seek pricing and financing concessions from vendors like us. If healthcare information technology spending declines or increases more slowly than we anticipate, or if we are not able to offer competitive pricing or financing terms, demand for our software could be adversely affected and our revenue could fall short of our expectations. Challenging economic conditions also may impair the ability of our clients to pay for our software and services for which they have contacted. As a result, reserves for doubtful accounts and write-offs of accounts receivable may increase.

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

Our charter documents contain additional anti-takeover devices, including:

•	only one of the three classes of directors is elected each year;

•	the ability of our stockholders to remove directors without cause is limited;

•	our stockholders are not allowed to act by written consent;

•	our stockholders are not allowed to call a special meeting of stockholders; and

•	advance notice must be given to nominate directors or submit proposals for consideration at stockholders meetings.

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

Issuer Purchases of Equity Securities

The following table sets forth information with respect to purchases by Eclipsys of its equity securities registered pursuant to Section 12 of the Exchange Act during the quarter ended June 30, 2009:

	(a)		(b)	(c)	(d)
Period	Total Number of Shares of Common Stock Purchased		Average Price Paid Per Share of Common Stock	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares of Common Stock that May Yet Be Purchased Under the Plans or Programs
April 1-30, 2009	—		—	—	—
May 1-31, 2009	—		—	—	—
June 1-30, 2009	30,448	[1]	$15.81	—	—

Total	30,448		$15.81	—	—

(1)	These shares were tendered to the Company by employees holding common stock initially issued to them in the form of restricted stock awards in order to reimburse the Company for income tax deposits paid by the Company on their behalf in respect of taxable income resulting from scheduled vesting of restricted shares.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	Eclipsys’ Annual Meeting of Stockholders was held on May 13, 2009 in Atlanta, Georgia.

(b)	The following describes the voting on each matter considered at the 2009 Annual Meeting of Stockholders:

Matter		Votes For	Votes Against or Withheld	Abstained	Broker Non-votes
1.	Election of Class II Directors:
	John T. Casey	46,275,808	1,051,143	n/a	n/a
	Jay B. Pieper	34,342,131	12,984,820	n/a	n/a

2.	Ratification of the selection of PricewaterhouseCoopers LLP as Eclipsys’ independent registered public accounting firm for the fiscal year ending December 31, 2009	46,907,731	388,344	30,876	—

The terms of Class I directors Eugene V. Fife and Philip M. Pead, and Class III directors Dan L. Crippen, Edward A. Kangas and Craig Macnab continued after the meeting.

ITEM 6.	EXHIBITS

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	Exhibit	Filing Date

3.1	Third Amended and Restated Certificate of Incorporation of the Registrant	10-Q	3.1	September 21, 1998

3.2	Amended and Restated Bylaws of the Registrant	8-K	3.1	May 19, 2009

4.1	Specimen certificate for shares of Common Stock	S-1	4.1	April 23, 1998

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a)			Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a)			Filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350			Filed herewith

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350			Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 6, 2009

ECLIPSYS CORPORATION
Registrant

/s/ Chris E. Perkins
Chris E. Perkins
Chief Financial Officer
(authorized officer and principal financial officer)