Form 10-Q
period 2009-09-30
ECLIPSYS CORP
filed 2009-11-05
CIK 1034088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Shares outstanding as of November 2, 2009
Common Stock, $0.01 par value	56,951,860

ECLIPSYS CORPORATION AND SUBSIDIARIES

FORM 10-Q

For the period ended September 30, 2009

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ECLIPSYS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except share data)

	September 30, 2009	December 31, 2008
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$122,106	$108,304
Marketable securities	—	154
Accounts receivable, net of allowance for doubtful accounts of $3,244 and $4, 912, respectively	106,010	121,811
Prepaid expenses	25,490	23,975
Deferred tax assets	259	2,643
Other current assets	4,629	5,712

Total current assets	258,494	262,599

Long-term investments	85,964	107,215
Property and equipment:
Property and equipment	160,930	143,103
Accumulated depreciation and amortization	(103,011)	(89,107)

Property and equipment, net	57,919	53,996
Capitalized software development costs, net	48,923	37,718
Acquired technology, net	32,060	39,710
Intangible assets, net	8,122	10,258
Goodwill	98,394	96,973
Deferred tax assets	88,272	89,063
Other assets	14,059	11,343

Total assets	$692,207	$708,875

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$11,191	$20,924
Deferred revenue	120,049	123,733
Accrued compensation costs	33,302	16,457
Deferred tax liabilities	3,318	—
Other current liabilities	18,846	22,481

Total current liabilities	186,706	183,595

Deferred revenue	6,012	5,743
Long-term debt and capital leases	60,842	105,000
Other long-term liabilities	15,783	16,540

Total liabilities	269,343	310,878

Stockholders’ Equity:

Common stock, $0.01 par value, 200,000,000 shares authorized; 56,706,804 and 56,126,674 issued and oustanding, respectively	567	561
Additional paid-in capital	591,345	569,717
Accumulated deficit	(165,799)	(164,712)
Accumulated other comprehensive loss	(3,249)	(7,569)

Total stockholders’ equity	422,864	397,997

Total liabilities and stockholders’ equity	$692,207	$708,875

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ECLIPSYS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues:
Systems and services	$123,471	$127,575	$379,283	$373,021
Hardware	2,015	4,849	6,217	15,925

Total revenues	125,486	132,424	385,500	388,946

Costs and expenses:
Cost of systems and services (excluding depreciation and amortization shown below)	66,455	73,166	201,644	210,042
Cost of hardware	1,672	5,457	5,278	13,408
Sales and marketing	20,876	19,498	71,020	63,150
Research and development	13,204	14,195	40,568	47,102
General and administrative	10,772	8,202	35,223	26,877
Restructuring	—	—	5,434	—
In-process research and development charge	—	—	—	850
Depreciation and amortization	7,980	5,145	24,132	15,651

Total costs and expenses	120,959	125,663	383,299	377,080

Income from operations	4,527	6,761	2,201	11,866
Gain on sale of assets	809	685	2,046	4,200
Loss on investments, net	(871)	—	(338)	—
Interest income	316	1,133	1,844	4,800
Interest expense	(716)	(499)	(2,821)	(1,219)

Income before income taxes	4,065	8,080	2,932	19,647
(Benefit from) provision for income taxes	185	(79,316)	4,019	(76,549)

Net income (loss)	$3,880	$87,396	$(1,087)	$96,196

Basic EPS:
Net income (loss)	$3,880	$87,396	$(1,087)	$96,196
Less: Income allocated to participating securities	34	971	—	1,133

Net income (loss) available to common stockholders	$3,846	$86,425	$(1,087)	$95,063

Basic weighted average common shares outstanding	56,036	53,861	55,739	53,684
Basic earnings (loss) per common share	$0.07	$1.60	$(0.02)	$1.77

Diluted EPS:
Net income (loss)	$3,880	$87,396	$(1,087)	$96,196
Less: Income allocated to participating securities	34	956	—	1,115

Net income (loss) available to common stockholders	$3,846	$86,440	$(1,087)	$95,081

Basic weighted average common shares outstanding	56,036	53,861	55,739	53,684
Dilutive effect of potential common shares	946	855	—	875

Diluted weighted average shares common outstanding	56,982	54,716	55,739	54,559

Diluted earnings (loss) per common share	$0.07	$1.58	$(0.02)	$1.74

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ECLIPSYS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2009	2008
Operating activities:
Net income (loss)	$(1,087)	$96,196
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	37,014	29,818
Provision for bad debts	2,446	2,655
In-process research and development	—	850
Stock compensation expense	14,768	13,093
Gain on sale of assets	(2,046)	(4,198)
Deferred provision for income taxes	3,777	(78,184)
Changes in operating assets and liabilities:
Accounts receivable	7,066	(21,611)
Prepaid expenses and other current assets	1,420	755
Other assets	59	(289)
Deferred revenue	(1,217)	(3,378)
Accrued compensation	16,964	(5,029)
Accounts payable and other current liabilities	(12,375)	5,936
Other long-term liabilities	1,739	3,971
Other	1,669	963

Total adjustments	71,284	(54,648)

Net cash provided by operating activities	70,197	41,548

Investing activities:
Purchases of property and equipment	(17,556)	(20,432)
Purchases of investments	—	(102,000)
Proceeds from sales of investments	24,061	153,641
Capitalized software development costs	(22,728)	(12,417)
Proceeds from sale of assets	—	698
Restricted cash	—	1,963
Earnout on disposition	2,079	3,578
Cash paid for acquisitions, net of cash acquired	(2,984)	(54,593)

Net cash used in investing activities	(17,128)	(29,562)

Financing activities:
Proceeds from stock options exercised	5,587	5,283
Proceeds from employee stock purchase plan	666	615
Cash paid for debt issuance costs	—	(1,430)
Repayment of secured financings	(45,000)	(95,000)
Proceeds from secured financing	—	146,000
Other	(80)	—

Net cash provided by (used in) financing activities	(38,827)	55,468

Effect of exchange rates on cash and cash equivalents	(440)	(588)

Net increase in cash and cash equivalents	13,802	66,866
Cash and cash equivalents - beginning of period	108,304	22,510

Cash and cash equivalents - end of period	$122,106	$89,376

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

Revenues, expenses, assets, and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be indicative of annual results. For a more complete discussion of the Company’s significant accounting policies and other information, this report should be read in conjunction with the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2008 that was filed with the SEC on February 24, 2009.

The Company manages its business as one reportable segment.

NOTE B – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Recently Adopted Standards

In December 2007, the Financial Accounting Standards Board (“FASB”) revised the authoritative guidance for business combinations. The purchase method of accounting will continue to be required for all business combinations, but it significantly changes the accounting for other aspects of business combinations. Under the guidance, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. It will change the accounting treatment for certain specific acquisition related items including: (1) expensing acquisition related costs as incurred; (2) valuing noncontrolling interests at fair value at the acquisition date; and (3) expensing restructuring costs associated with an acquired business. It also includes a substantial number of new disclosure requirements. This new guidance was adopted by the Company on January 1, 2009 and is to be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009.

In April 2008, the FASB revised the authoritative guidance related to the determination of the useful life of intangible assets by amending the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The intent of this guidance is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset and other United States generally accepted accounting principles. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of this guidance as of January 1, 2009 did not have an impact on the condensed consolidated financial statements.

In June 2008, the FASB issued revised authoritative guidance that addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (EPS) under the two-class method. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years. The adoption of this guidance on January 1, 2009 did not materially affect earnings per share and was applied retrospectively to all periods presented (see Note C for details).

In April 2009, the FASB issued revised authoritative guidance that changes existing guidance for determining whether an impairment of debt securities is other than temporary. The new guidance requires other than temporary impairments to be separated into the amount representing the decrease in cash flows expected to be collected from a security (referred to as credit losses) which is recognized in earnings and the amount related to other factors which is recognized in other comprehensive income. This noncredit loss component of the impairment may only be classified in other comprehensive income if the holder of the security concludes that it does not intend to sell and, more likely than not, it will not be required to sell the security before it recovers its value. If these conditions are not met, the noncredit loss must also be recognized in earnings. When adopting the new guidance, an entity is required to record a cumulative effect adjustment as of the beginning of the period of adoption to reclassify the noncredit component of a previously recognized other than temporary impairment from retained earnings to accumulated other comprehensive loss. The new guidance is effective for interim and annual periods ending after June 15, 2009. The Company adopted this new guidance on April 1, 2009, and it did not have a material impact on the condensed consolidated financial statements.

ECLIPSYS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In April 2009, the FASB issued new authoritative guidance related to estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability. The guidance also provides additional information related to circumstances that may indicate that a transaction is not orderly. This new guidance is effective for interim and annual periods ending after June 15, 2009. The Company adopted this guidance on April 1, 2009, and it did not have a material impact on the condensed consolidated financial statements.

In April 2009, the FASB amended the authoritative guidance related to the disclosures about fair value of financial instruments which requires publicly-traded companies to provide disclosures on the fair value of financial instruments in interim financial statements. Since this guidance only requires additional disclosures concerning the financial instruments, the adoption of it during the second quarter of 2009 did not have an impact on the condensed consolidated financial statements.

In May 2009, the FASB issued new authoritative guidance related to subsequent events, which establishes general standards of accounting for and disclosures of subsequent events that occur after the balance sheet date but prior to the issuance of financial statements. The guidance requires additional disclosure regarding the date through which subsequent events have been evaluated by the entity as well as, whether that date is the date the financial statements were issued. This guidance became effective for the Company’s financial statements as of June 30, 2009. The Company has evaluated subsequent events through November 4, 2009.

In June 2009, the FASB issued the FASB Accounting Standards Codification (“Codification”), which is the single source of authoritative nongovernmental U.S. generally accepted accounting principles (“GAAP”). Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative guidance for SEC registrants. The Codification became effective for interim and annual reporting periods ending after September 15, 2009. All existing accounting standards are superseded. All other accounting literature not included in the Codification is nonauthoritative. Since the Codification did not change the substance of the accounting rules under GAAP, the Codification did not have a material impact on the condensed consolidated financial statements.

In October 2009, the FASB issued updated guidance that amends existing revenue recognition accounting pronouncements that have multiple element arrangements. This updated guidance provides accounting principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated. This new approach is effective for fiscal years beginning after June 15, 2010 and may be applied retrospectively or prospectively for new or materially modified arrangements. In addition, early adoption is permitted. The Company is currently evaluating the potential impact of this guidance on its condensed consolidated financial statements.

In October 2009, the FASB issued updated guidance related to certain arrangements that contain software elements, which amends revenue recognition to exclude tangible products that include software and non-software components that function together to deliver the product’s essential functionality. This updated guidance will be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Earlier application is permitted as of the beginning of a company’s fiscal year provided the company has not previously issued financial statements for any period within that year. An entity shall not elect early application of this update unless it also elects early application of the update related to multiple element arrangements. The Company is currently evaluating the potential impact of this guidance on its condensed consolidated financial statements.

NOTE C – EARNINGS (LOSS) PER SHARE

For all periods presented, basic and diluted earnings (loss) per common share (“EPS”) is presented using the two-class method, which requires that basic earnings (loss) per common share be calculated by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding during the period.

Non-vested restricted stock granted prior to April 1, 2009 carries non-forfeitable dividend rights and is therefore a participating security. Non-vested restricted stock granted subsequent to March 31, 2009 carries forfeitable dividend rights and is, therefore, not considered a participating security. The two-class method of computing earnings per share is required for companies with participating shares. Under this method, net income is allocated to common stock and participating securities to the extent that each security may share in earnings, as if all of the earnings for the period had been distributed. The Company has accounted for non-vested restricted stock granted prior to April 1, 2009 as a participating security and has used the two class method of computing earnings per share as of January 1, 2009, with retroactive application to all prior periods presented. Because the Company does not pay dividends, earnings allocated to each participating security and share of common stock are equal. For the nine months ended September 30, 2009, the Company was in a net loss position and therefore did not allocate any loss to participating securities.

ECLIPSYS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Diluted earnings per common share reflect the potential dilution from assumed conversion of all dilutive securities using the treasury stock method. When the effect of the outstanding equity securities is anti-dilutive, they are not included in the calculation of diluted earnings per common share. For the three months ended September 30, 2009 and 2008, 3,199,478 and 2,947,706 anti-dilutive shares were excluded from the calculation of diluted earnings per common share, respectively. For the nine months ended September 30, 2009 and 2008, 4,511,470 and 3, 510,089 anti-dilutive shares were excluded from the calculation of diluted earnings per common share, respectively.

The computation of basic and diluted income (loss) per common share is as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Basic EPS:
Net income (loss)	$3,880	$87,396	$(1,087)	$96,196
Less: Income allocated to participating securities [1]	34	971	—	1,133

Net income (loss) available to common stockholders	$3,846	$86,425	$(1,087)	$95,063

Basic weighted average common shares outstanding	56,036	53,861	55,739	53,684
Basic earnings (loss) per common share	$0.07	$1.60	$(0.02)	$1.77

Diluted EPS:
Net income (loss)	$3,880	$87,396	$(1,087)	$96,196
Less: Income allocated to participating securities [1]	34	956	—	1,115

Net income (loss) available to common stockholders	$3,846	$86,440	$(1,087)	$95,081

Basic weighted average common shares outstanding	56,036	53,861	55,739	53,684
Dilutive effect of potential common shares [2]	946	855	—	875

Diluted weighted average shares common outstanding	56,982	54,716	55,739	54,559

Diluted earnings (loss) per common share	$0.07	$1.58	$(0.02)	$1.74

(1)

The Company has retroactively allocated earnings to 605 and 640 non-vested shares of restricted stock considered to be participating securities for the basic and diluted EPS calculation for the three and nine month periods ended September 30, 2008, respectively. For the three months ended September 30, 2009, earnings were allocated to 502 non- vested shares of restricted stock considered to be participating securities for the basic and diluted EPS calculation. For the nine month period ended September 30, 2009, the Company was in a net loss position and therefore did not allocate any loss to participating securities.

(2)

No dilutive potential common shares were included in weighted average diluted shares outstanding for the nine month period ended September 30, 2009, as the Company was in a net loss position for this period and potential common shares would create an antidilutive effect on earnings per share. If the Company had net income, 537 potential common shares would have been included in diluted weighted average shares outstanding for the period.

ECLIPSYS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE D – ACCOUNTS RECEIVABLE

Accounts receivable, net of an allowance for doubtful accounts, consists of the following (in thousands):

	September 30, 2009	December 31, 2008
Accounts Receivable:
Billed accounts receivable, net	$73,731	$90,144
Unbilled accounts receivable, net	32,279	31,667

Total accounts receivable, net	$106,010	$121,811

NOTE E – LONG-TERM INVESTMENTS

Investment balances consist of the following (in thousands):

	September 30, 2009	December 31, 2008
Security Type:
Auction rate securities
UBS purchased (1)	$33,420	$32,413
Goldman Sachs purchased (2)	49,698	71,499
Auction rate securities put option (3)	2,846	3,303
Other marketable securities	—	154

Total	$85,964	$107,369

(1)

These securities are classified as trading, and the changes in fair value of these securities are included in earnings. For the three and nine month periods ended September 30, 2009, the Company recorded an unrealized gain of $0.1 million and $1.2 million, respectively, related to the increase in the fair value of these ARS.

(2)

As of September 30, 2009, the maturity dates of the Goldman Sachs purchased ARS range from March 1, 2042 to January 1, 2044. These securities are classified as available for sale, and the changes in fair value of these securities are included in accumulated other comprehensive loss. For the three and nine month periods ended September 30, 2009, the Company recorded an unrealized gain of $0.3 million and $1.3 million, respectively, to accumulated other comprehensive loss in the balance sheet. During the three months ended September 30, 2009, the Company sold one of its holdings for $23.6 million. This sale resulted in a realized loss of $1.1 million which is reflected in earnings and a $1.7 million recovery of unrealized loss which was reflected in accumulated other comprehensive loss.

(3)

The Company’s auction rate securities put option is exercisable between June 30, 2010 and July 2, 2012. The Company has accounted for the put option as a freestanding financial instrument and elected to record the value under the fair value option; therefore, the changes in fair value of the put option are included in earnings. The Company recorded an unrealized gain of $0.1 million for the three month period ended September 30, 2009 and an unrealized loss of $0.5 million for the nine month period ended September 30, 2009, related to changes in the fair value of the put option.

As of September 30, 2009, the Company held approximately $91.6 million par value of investments in auction-rate securities (“ARS”) of which $36.1 million was purchased through UBS Financial Services (“UBS”) and $55.5 million was purchased through Goldman Sachs. As of September 30, 2009, the Company’s ARS purchased through UBS are comprised of $32.3 million triple-A rated pools of student loans and $3.8 million “A3” rated pools of student loans, and the Company’s ARS purchased through Goldman Sachs are comprised of $40.1 million triple-A rated pools of student loans and $15.4 million “B3” rated pools of student loans. These investments have long-term nominal maturities for which the interest rates are supposed to be reset through a Dutch auction each month. Prior to February 2008, monthly auctions historically provided a liquid market for these securities. However, in February 2008, the broker-dealers managing the Company’s ARS portfolio experienced failed auctions in which the amount of ARS submitted for sale exceeded the amount of purchase orders. The Company’s ARS continued to fail to settle at auctions through the third quarter of 2009. The Company continues to earn interest on these investments at the contractual rate.

ECLIPSYS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

On November 12, 2008, the Company entered into a settlement agreement with UBS pursuant to which the Company (1) received the right (the “put option”) to sell the ARS, originally purchased through UBS, at par value, to UBS between June 30, 2010 and July 2, 2012 and (2) gave UBS the right to purchase the ARS, originally purchased through UBS, from the Company any time after the acceptance date of the settlement agreement as long as the Company receives the par value of the securities.

The Company has accounted for the put option as a freestanding financial instrument and elected to record the value under the fair value option. The Company has classified the related UBS purchased auction rate securities as trading securities. Although the underlying credit quality of UBS will impact the future value of the put option and could cause the put option to decrease in fair value and not offset the change in fair value of the UBS purchased ARS, the Company expects that the future changes in the fair value of the put option will over time generally offset the fair value movements in the related UBS purchased ARS.

The put option becomes exercisable on June 30, 2010. Although the Company currently anticipates that it will exercise the put option on the date it becomes exercisable, the Company is not required to do so. In addition, there is no guarantee that the Company will be able to recover the entire investment because the individual securities are illiquid and the Company is still subject to the credit risk that UBS may not be able to perform under the terms of the put option. Accordingly, the Company has classified the UBS portfolio as a non-current asset on its balance sheet as a component of long-term investments.

The Company has recorded a cumulative temporary loss on the ARS purchased through Goldman Sachs of $5.8 million, as of September 30, 2009, in accumulated other comprehensive loss, reflecting the decline in the fair value of these securities, as these securities remain classified as available for sale.

In August 2009, the Company received an unsolicited offer for one of its Goldman Sachs portfolio holdings with a par value of $24.7 million. The Company evaluated the offer and found it to be fair relative to the carrying value of the security. The Company sold this holding for $23.6 million in September 2009, resulting in a realized loss of $1.1 million which was reflected in earnings and a $1.7 million recovery of unrealized loss which was reflected in accumulated other comprehensive loss. The proceeds of this sale were used to repay long-term debt.

As of September 30, 2009, the Company has recorded these investments, including the put option, at their estimated fair value of $86.0 million. All of the ARS were at an unrealized loss position as of September 30, 2009. See Note I for further information regarding the valuation of the ARS.

The following table shows the gross unrealized losses of fair value of the Company’s investments classified as available for sale with unrealized losses that are not deemed to be other–than-temporarily impaired (in thousands), aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of September 30, 2009. The table excludes ARS purchased through UBS, as these investments are classified as trading securities.

	More than 12 Months
Description of Securities	Fair Value	Unrealized Losses
Auction rate securities:
Goldman Sachs purchased	$49,698	$5,751

In evaluating its ARS purchased from Goldman Sachs for other than temporary impairment, as of September 30, 2009, the Company considered a number of qualitative factors such as: the loans are sufficiently collateralized; all of the underlying student loans in the Goldman Sachs’ portfolio are guaranteed by the Federal Family Education Loan Program (“FFELP”); there have been principal repayments of some of the securities to investors; the Company continues to earn interest on the securities at market rates; and there was continued evidence of improvement in the secondary market for ARS during the third quarter of 2009. Management believes these investments continue to be of high credit quality, currently does not intend to sell the securities, more likely than not will not be required to sell the securities before recovering its cost, and expects to recover the securities’ entire amortized cost basis. Accordingly, the Company has classified these securities as long-term investments in its condensed consolidated balance sheet. The Company has concluded that no other-than-temporary impairment losses, including any credit loss, occurred for the three and nine month periods ended September 30, 2009. The Company will continue to analyze its ARS purchased from Goldman Sachs each reporting period for impairment and it may be required to record an impairment charge in the condensed consolidated statement of operations if the decline in fair value of the Goldman Sachs purchased ARS are determined to be other-than-temporary.

ECLIPSYS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE F – ACQUIRED TECHNOLOGY AND INTANGIBLE ASSETS, INCLUDING GOODWILL

The changes in the carrying amount of goodwill for the nine month period ended September 30, 2009 were as follows (in thousands):

Beginning Balance December 31, 2008	$96,973
Acquisition adjustments	1,421

Ending Balance September 30, 2009	$98,394

The gross and net amounts for acquired technology, ongoing customer relationships and goodwill consist of the following (in thousands):

	September 30, 2009			December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Estimated Life
Intangibles subject to amortization

Acquired technology	$45,027	$(12,967)	$32,060	$45,027	$(5,317)	$39,710	3-4 years

Ongoing customer relationships	9,409	(2,679)	6,730	9,409	(1,382)	8,027	5-6 years
Non-compete agreements	2,640	(1,308)	1,332	2,640	(470)	2,170	2 years

Total	$57,076	$(16,954)	$40,122	$57,076	$(7,169)	$49,907

Intangibles not subject to amortization:
Trade names			$60			$60
Goodwill			98,394			96,973

Total			$98,454			$97,033

ECLIPSYS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE G – TOTAL COMPREHENSIVE INCOME

The components of total comprehensive income were as follows (in thousands):

	Three Months Ended September 30,
	2009	2008
Net income	$3,880	$87,396
Foreign currency translation adjustments, net of tax	827	(613)
Net change in unrealized holding loss, net of tax	1,199	1,922

Total comprehensive income	$5,906	$88,705

	Nine Months Ended September 30,
	2009	2008
Net income (loss)	$(1,087)	$96,196
Foreign currency translation adjustments, net of tax	2,482	(1,232)
Net change in unrealized holding loss, net of tax	1,838	(3,306)

Total comprehensive income	$3,233	$91,658

NOTE H – RESTRUCTURING

During the first quarter of 2009, the Company executed a workforce reduction which included terminating the employment of approximately 175 employees, including staff in its services and client solutions organizations to better align with current and projected business volumes, and other workforce reductions across various businesses and back office divisions. These reductions, together with severance costs resulting from the departure of an executive officer of approximately $0.6 million, resulted in a total charge of $5.4 million for severance related costs to the Company’s condensed consolidated statement of operations. As of September 30, 2009, $4.8 million of these costs have been paid by the Company and the remaining accrued liability is $0.6 million. Payments for these obligations will continue through early 2010.

In January 2006, the Company effected a restructuring of its operations which included a reduction in headcount of approximately 100 employees and the reorganization of the Company. In December 2006, the Company realigned certain management resources and consolidated some facilities to eliminate excess office space. These activities resulted in total restructuring charges of $14.7 million, which were incurred in the year ended December 31, 2006. Severance charges were $12.2 million, of which $2.8 million was for non-cash stock-based compensation. The excess office space consolidation resulted in charges of $2.5 million related to the closing of three of the Company’s facilities. A summary of the restructuring activity related to the Company’s 2006 initiatives for the nine month period ended September 30, 2009 was as follows (in thousands):

	One-time Employee- Related Benefits	Facility Closures	Total
Balance at December 31, 2008	$17	$297	$314
Payments	(17)	(297)	(314)

Balance at September 30, 2009	$—	$—	$—

No further costs are expected to be incurred related to this restructuring activity.

ECLIPSYS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE I – FAIR VALUE MEASUREMENT

The Company measures its financial assets at fair value. The fair value framework requires the categorization of assets into three levels based upon the assumptions (inputs) used to determine the estimated fair value of the assets. Level 1 provides the most reliable measure of fair value, whereas Level 3 generally requires significant management judgment. The three levels are defined as follows:

•	Level 1: Unadjusted quoted prices in active markets for identical assets.

•	Level 2: Observable inputs other than those included in Level 1. For example, quoted prices for similar assets in active markets or quoted prices for identical assets in inactive markets.

•	Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in estimating the value of the asset.

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of September 30, 2009 (in thousands):

		Quoted Prices in
		Active Markets For	Significant Other	Unobservable
	Balance as of	Identical Assets	Observable Inputs	Inputs
	September 30, 2009	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market funds	$108,778	$108,778	$—	$—
Long-term investments
Auction rate securities [1]	83,118	—	—	83,118
Put option [2]	2,846	—	—	2,846

	$194,742	$108,778	$—	$85,964

(1)

The auction rate securities, categorized as Level 3, were $103.9 million as of December 31, 2008. The Company recorded a net unrealized gain of $2.5 million on its ARS for the nine months ended September 30, 2009 to adjust the investment to fair value. The $2.5 million net unrealized gain is comprised of an unrealized gain of $1.2 million recorded in the condensed consolidated statement of operations within the line item loss on investments, net and an unrealized gain of $1.3 million recorded in the condensed consolidated balance sheet as a component of accumulated other comprehensive loss. In September 2009, the Company realized a loss of $1.1 million on the sale of one of its ARS holdings, with a carrying value of $23.0 million, which is reflected in the condensed consolidated statement of operations within the line item loss on investments, net. See Note E for further information.

(2)

The put option, categorized as Level 3, had a carrying value of $3.3 million as of December 31, 2008. The Company recorded an unrealized loss of $0.5 million on its put option for the nine months ended September 30, 2009 to adjust the put option to fair value. This adjustment has been recorded in the condensed consolidated statement of operations within the line item loss on investments, net.

As of September 30, 2009, the Company has recorded the investments categorized as Level 1 at their estimated fair value of $108.8 million. These investments consist of money market funds which are valued daily by the fund companies. The valuation is based on the publicly reported net asset value of each fund.

As of September 30, 2009, the Company has recorded the investments categorized as Level 3 at their estimated fair value of $86.0 million. Due to events in the credit markets, quoted prices in active markets are not readily available for the ARS and put option at this time. The Company estimated the fair value of these ARS based on various factors using a trinomial discount model. The model considers possible cash flows and probabilities which are forecasted under a number of potential scenarios. Each scenario’s cash flow is multiplied by the probability of that scenario occurring. The major inputs are as follows: forecasted maximum interest rates, probability of passing auction or early redemption, probability of failing auction, probability of default at auction, severity of default, and the discount rate. The Company also considered the credit quality and duration of the securities. The Company accounted for

ECLIPSYS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

illiquidity by using a discount rate within the valuation, with an additional spread representing the additional rates of return investors would require for certain securities to hold those securities in an illiquid environment. The UBS put option was valued using a valuation approach for forward contracts in which one party agrees to sell a financial instrument to another party at a particular time for a particular price. In this approach, the present value of all expected future cash flows are subtracted from the current fair value of the security. The resulting value is calculated as a future value at an interest rate reflective of counterparty risk. There have not been any changes in the Company’s valuation model for ARS and the put option from December 31, 2008.

The assumptions that were used to determine the fair value estimates of the ARS and put option were highly subjective and therefore considered Level 3 unobservable inputs in the fair value hierarchy. The fair value of these assets represents $86.0 million or 44.1% of total assets measured at fair value. The estimate of the fair value of the ARS the Company holds could change significantly based on future market conditions.

The following table presents the Company’s activity for assets measured at fair value on a recurring basis using significant unobservable inputs - Level 3 (in thousands):

		Auction Rate
	Auction Rate	Securities Put
	Securities	Options	Total
Balance at December 31, 2008	$103,912	$3,303	$107,215

Total gains/(losses):
Included in earnings (realized and unrealized)	119	(457)	(338)
Included in accumulated other comprehensive income	2,998	—	2,998

Purchases, sales, issuances, and settlements, net	(23,911)	—	(23,911)
Transfers out of Level 3	—	—	—

Balance at September 30, 2009	$83,118	$2,846	85,964

The fair value of the Company’s bank debt approximates the carrying value of $60 million due to the nature of its long-term revolving line of credit financing arrangement with a variable interest rate and a maturity date of August 26, 2011.

NOTE J – INCOME TAXES

Income tax provisions for interim periods are based on estimated annual income tax rates, adjusted to reflect the effects of any significant infrequent or unusual items which are required to be discretely recognized within the current interim period. The Company’s intention is to permanently reinvest its foreign earnings outside of the United States. As a result, the effective tax rates in the periods presented are largely based upon the forecasted pretax earnings mix and allocation of certain expenses in various taxing jurisdictions where the Company conducts its business that utilizes a broad range of statutory income tax rates.

The effective tax rate for the three months ended September 30, 2009 and 2008 were 4.5% and (981.6)%, respectively. The effective tax rate for the nine months ended September 30, 2009 and 2008 were 137.0 % and (389.6)%, respectively. The tax rates for these periods were based on the pretax earnings mix by jurisdiction of Eclipsys and its subsidiaries after considering any discrete items in the interim periods. The effective tax rates for the three and nine month periods ended September 30, 2009 have been impacted by changes in the Company’s estimated annual effective tax rate, due to a revision of projected annual pretax earnings, certain discrete items, the largest of which are a change in estimate of the Company’s expected research and development tax credits, provision to return true-ups related to the filing of certain tax returns, and the tax effect of share-based compensation shortfalls. The lower effective tax rate during the periods in 2008 was due primarily to the Company offsetting a portion of its taxable income during those periods with available net operating loss carryforwards that had a corresponding reduction in the associated valuation allowance.

ECLIPSYS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE K – CONTINGENCIES

On May 22, 2008, the Company’s former client McKenna sued the Company in Comal County, Texas District Court for $7.5 million plus treble damages, alleging breach of contract and intentionally or negligently misleading McKenna. The lawsuit stemmed from a contact between the Company and McKenna pursuant to which McKenna agreed to acquire software and services from the Company. McKenna terminated the agreement in April 2007, shortly before selling its hospital assets. During the third quarter of 2009, the Company and McKenna reached agreement to settle this claim for a payment by the Company in exchange for a release of all claims by McKenna. The settlement was finalized in the fourth quarter of 2009; half of the settlement payment was funded by the Company’s insurance carrier. The net impact of the settlement was not material to the Company’s financial statements.

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

In addition to the foregoing, the Company and its subsidiaries are from time to time parties to other legal proceedings, lawsuits and other claims incident to their business activities. Such matters may include, among other things, assertions of contract breach or intellectual property infringement, claims for indemnity arising in the course of the Company’s business and claims by persons whose employment with us has been terminated. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, management is unable to ascertain the ultimate aggregate amount of monetary liability, amounts which may be covered by insurance or recoverable from third parties, or the financial impact with respect to these other matters as of September 30, 2009. However, based on management’s knowledge as of September 30, 2009, management believes that the final resolution of such other matters pending at the time of this report, individually and in the aggregate, will not have a material adverse effect upon the Company’s consolidated financial position, results of operations or cash flows.

NOTE L – SUBSEQUENT EVENT

During October 2009, the Company repaid an additional $10.0 million on the Credit Facility.

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

EXECUTIVE OVERVIEW

About the Company

Eclipsys is a provider of advanced integrated clinical, revenue cycle and performance management software and related professional services that help healthcare organizations and physicians improve clinical, financial, and operational outcomes. We develop and license proprietary software and content that is designed for use in connection with many of the key clinical, financial and operational functions that healthcare organizations require. Among other things, our software:

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

We also provide professional services related to our software. These services include software implementation and maintenance, outsourcing of information technology operations, remote hosting of our software and third-party healthcare information technology applications, technical and user training, and consulting.

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

We continue to focus on expanding sales of our solutions outside of North America, such as the Asia-Pacific region and the Middle East. As of September 30, 2009, our India operations have expanded to include two offices and approximately 820 employees. We believe that India provides access to educated professionals to work on software research, development and support, as well as other functions, at an economically effective cost.

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

Recent disruptions in U.S. and international financial markets have adversely affected the availability of capital for some of our clients and potential clients, with commensurate effects on their decisions about healthcare information technology (“HIT”) spending. In addition, current economic conditions and recent financing programs from our competitors may increasingly motivate some clients and potential clients to prefer software subscription contracting to traditional licensing arrangements as a means to lower the amount of the upfront investment to purchase and implement HIT solutions. Given that periodic revenue from traditional license arrangements carries high margins and contributes significantly to overall profitability in the transaction period, this client contracting preference may negatively affect our profitability in the near term. In addition, the pricing environment for certain market segments is becoming increasingly difficult. Some competitors are becoming more aggressive on pricing as a way to gain or avoid losing market share. We believe this emerging market dynamic is the result of an increasing number of hospitals with older, less robust clinical systems beginning to evaluate replacement in light of the incentives being offered as a part of the American Reinvestment and Recovery Act of 2009 (“ARRA”), among other factors.

Economic factors have contributed to a difficult operating environment, and we have responded with various initiatives to reduce and control our expenses, including headcount reductions to better align with currently anticipated business conditions. However, the difficult economy, client financial challenges, and significant development requirements, combined with the positive effects of The HITECH Act (discussed below) have resulted in an unusual business environment that makes planning and forecasting challenging.

Initiatives and Challenges for 2009

The HITECH Act

On February 17, 2009, ARRA was signed into law. This was an important event for Eclipsys and the HIT industry in general because a portion of ARRA known as The HITECH Act provides financial incentives for hospitals and doctors that are “meaningful EHR users,” which includes use of health information technology systems that are “certified” according to technical standards developed under the supervision of the Secretary of Health and Human Services. The HITECH Act also provides for financial penalties in the form of reduced Medicare reimbursement payments for hospitals and doctors that have not become “meaningful EHR users” by 2015. In addition, The HITECH Act (i) requires governmental agencies that implement, acquire or upgrade health information technology systems used for the exchange of individually identifiable health information between federal entities and agencies and with non-federal entities to utilize systems that are certified according to such standards, and (ii) requires governmental agencies to require in contracts with health care providers, health plans, and insurers that as the providers, health plans, and insurers implement, acquire or upgrade health information technology systems, they will use systems that are certified according to such standards. Although The HITECH Act says that private entities are not legally required to adopt or comply with the standards adopted by the Secretary of Health and Human Services, we believe that The HITECH Act’s requirements for Federal agencies and financial incentives for healthcare providers make compliance with these standards a de facto business requirement for us and our competitors.

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

In order to take advantage of this opportunity and preserve our competitiveness, we are committing to clients that we will timely meet the certification standards described above. This will require additional development investments, which could displace other important initiatives due to the short timeline before stimulus funds become available to meaningful EHR users. Failure timely to meet the certification standards will jeopardize our relationships with clients who are relying upon us to provide certified software and put us at a severe competitive disadvantage in the market to other vendors who have complied with the certification standards, which could have a significant adverse effect upon our business, financial condition and results of operations.

CCHIT Certification

The Certification Commission for Healthcare Information Technology (CCHITSM ) is a private non-profit organization formed to accelerate the adoption of robust, interoperable healthcare information technology throughout the United States by creating an efficient, credible, sustainable mechanism for the certification of healthcare IT products. CCHIT develops criteria for healthcare IT products based upon standards for such products established by various standards development organizations, and then tests products for adherence to the criteria. Products that pass the test are CCHIT “certified.” Certification for a product lasts for two years and must then be renewed, and the standards applicable to products evolve and become more demanding over time. CCHIT has published certification criteria for only a limited number of products to date but stated it intends to continue to add products to its certification list.

CCHIT certification is an important factor to many clients and potential clients in our target market and we believe that failure to have certified products and to demonstrate compliance plans for products that are not certified could put us at a competitive disadvantage. In addition, CCHIT criteria may be used as, and/or overlap with, standards for certification of HIT systems under The HITECH Act. Accordingly, we are devoting significant resources to conforming our software to current and anticipated CCHIT criteria as well as certification criteria under The HITECH Act, and this may mean that other important development initiatives are delayed or foregone. Some of our software has been certified by CCHIT, but important elements of our software have not yet been submitted for certification, and conforming to evolving CCHIT requirements will continue as an imperative for the foreseeable future. Failure to comply with evolving certification criteria could have a significant adverse effect on our business.

Performance Management

To help clients address their needs to operate more efficiently in today’s challenging environment, and to differentiate our capabilities, we continue to emphasize development and marketing of our performance management suite of solutions, consisting of Sunrise EPSi™, Sunrise Patient Flow™ and Sunrise Clinical Analytics™ . These solutions help healthcare organizations streamline and automate manual processes required to gather, analyze and display enterprise-wide information. They also enable hospital senior and department level management to more easily identify areas requiring intervention and to improve clinical quality, regulatory compliance, cost-efficiency, resource utilization and patient satisfaction. We think an integrated performance management offering can be a competitive differentiator for us, but it requires investment to develop these independent applications into an integrated solution.

Speed to Value

Some of our software is complex and highly configurable and many clients value our ability to adapt the software to their specific needs. However, this high degree of configurability can result in significant implementation costs, which can make our offering too expensive for some potential purchasers. Our ability to reach our goals for expansion into smaller clients and in the international market, and to sell to clients with budgetary constraints, depends upon our ability to develop less costly ways of implementing our complex software. We are currently selling a new “speed to value” implementation methodology that we have developed to address this issue.

International Initiatives

We continue efforts of expanding sales of our solutions outside of North America, such as the Asia-Pacific region and the Middle East. We achieved some initial success with our sale of Sunrise Clinical Manager to SingHealth, the largest healthcare provider in Singapore. Our performance at SingHealth is being closely monitored in the region, and could prove to be a catalyst to help us drive business in new international markets. These international initiatives are important to our ability to grow our business and require that we oversee development and client support capabilities in a high quality and cost-effective manner. We may face challenges building brand-name recognition and adapting our software solutions to new international markets.

Recent Performance and Outlook

Our third quarter performance was in-line with our expectations, and is reflective of our initiatives to control costs and drive improvements in our operating margins. While our total revenues declined by decreases in our professional services revenues and hardware revenues, we delivered year-over-year growth in our recurring revenues. We began to see some positive bookings in the third quarter related to activity from ARRA, which has contributed to growth in our backlog. We expect bookings activity from ARRA to continue to build in the fourth quarter and beyond, as clients and prospects start accelerating purchasing decisions required to achieve ‘meaningful use’ requirements.

Total revenues of $125.5 million in the third quarter 2009 were 5.2% lower than the third quarter of 2008, despite increases in ratable and periodic revenues from software, maintenance, outsourcing and remote hosting. The primary cause of the decline was continued softness in our professional services business, resulting from fewer large enterprise activations impacted by lower enterprise sales in the second half of 2008 and the first half of 2009. Softness in enterprise sales reflects the effect of economic pressures on our clients’ spending, and some clients are delaying capital investments until ARRA requirements are further defined. The HITECH Act appears to be starting to drive increased demand for enterprise solutions, and our professional services business should improve in 2010 compared to recent activity if we are successful in signing significant new enterprise transactions during the next few quarters.

Although overall revenues were down this quarter, we recorded $7.1 million of periodic software license revenues in the quarter representing an 8% increase compared to the third quarter in 2008. This revenue stream can fluctuate dramatically from quarter to quarter depending on whether we are able to record the license revenue at contract signing, which is dependent on each individual client’s contract terms. Therefore, it is difficult to project license revenues in future quarters.

Our earnings were in line with our expectations due to our cost reduction efforts as well as labor cost capitalization associated with our ongoing development of Sunrise XA 5.5, which is now expected to be released following the first quarter of 2010. We plan to continue to focus on operational efficiency and cost controls during 2010, and have engaged a consulting firm to assist us in that endeavor. Our third quarter results reflect $0.8 million in costs associated with this consulting engagement. We expect additional expenses in the fourth quarter; however, we also expect savings which will contribute to offset these consulting costs, and we expect savings from this initiative to increase in 2010. We are continuing to evaluate the total saving from these initiatives, and we expect the annual run rate of savings to significantly exceed the outside consulting costs incurred by the second quarter of 2010.

Pre-tax income for the third quarter was $4.1 million compared to $8.1 million in the third quarter of 2008. Results by quarter can vary due to many factors including the effects on demand of factors like The HITECH Act and other emerging changes in the market and regulatory environment for our clients; increasing price competition in certain market segments, as certain competitors attempt to retain market share; timing of license revenues; and capitalized software labor deferrals, which also can fluctuate based on project activity.

Our EPSi acquisition, completed early in 2008, has contributed significantly to our results, but our acquisitions of MediNotes (which formed the foundation of our Peak Practice business) and Premise (resulting in our Sunrise Patient Flow offering) later in 2008 have not yet performed to our expectations. Demand for the Patient Flow offering seems to have suffered somewhat as clients have focused more closely on software that will help them qualify for payments under The HITECH Act and recent lower trends in hospital census data. Demand for our new Peak Practice physician practice solution has not grown as quickly as we had hoped, although we do see some signs of improvement. We continue to invest in improving both the Patient Flow and Peak Practice offerings, consistent with the plans we made when we completed those acquisitions.

Consistent with the first half of 2009, we continued to have strong cash collections during the third quarter which held our days sales outstanding at 76 days compared to 75 days in the second quarter of 2009. Operating cash flows were $70.2 million for the first nine months in 2009 compared to operating cash flows of $41.5 million in the first nine months of 2008 due to improved collections as a result of management’s continued focus on cash collections and due to incentive compensation payments made in 2008 under the 2007 incentive plan. We did not pay bonuses in 2009 under the 2008 incentive plan. We utilized these additional cash flows and $23.9 million of proceeds from ARS sales and redemptions to repay $45.0 million of long-term debt during the third quarter of 2009. We also paid an additional $10.0 million of debt in October resulting in a balance on our Credit Facility of $50.0 million as of October 30, 2009.

Consolidated Results of Operations (unaudited)

Key financial and operating data for Eclipsys Corporation and subsidiaries are as follows (in thousands, except per share amounts):

	For The Three Months Ended September 30,		Change ($)	Change (%)	For The Nine Months Ended September 30,		Change ($)	Change (%)
	2009	2008			2009	2008
Revenues:
Systems and services	$123,471	$127,575	$(4,104)	-3.2%	$379,283	$373,021	$6,262	1.7%
Hardware	2,015	4,849	(2,834)	-58.4%	6,217	15,925	(9,708)	-61.0%

Total revenues	125,486	132,424	(6,938)	-5.2%	385,500	388,946	(3,446)	-0.9%

Costs and expenses:

Cost of systems and services (excluding depreciation and amortization shown below)	66,455	73,166	(6,711)	-9.2%	201,644	210,042	(8,398)	-4.0%
Cost of hardware	1,672	5,457	(3,785)	-69.4%	5,278	13,408	(8,130)	-60.6%
Sales and marketing	20,876	19,498	1,378	7.1%	71,020	63,150	7,870	12.5%
Research and development	13,204	14,195	(991)	-7.0%	40,568	47,102	(6,534)	-13.9%
General and administrative	10,772	8,202	2,570	31.3%	35,223	26,877	8,346	31.1%
Restructuring	—	—	—	*	5,434	—	5,434	*
In-process research and development charge	—	—	—	*	—	850	(850)	-100.0%
Depreciation and amortization	7,980	5,145	2,835	55.1%	24,132	15,651	8,481	54.2%

Total costs and expenses	120,959	125,663	(4,704)	-3.7%	383,299	377,080	6,219	1.6%

Income from operations	4,527	6,761	(2,234)	-33.0%	2,201	11,866	(9,665)	-81.5%
Gain on sale of assets	809	685	124	18.1%	2,046	4,200	(2,154)	-51.3%
Loss on investments, net	(871)	—	(871)	*	(338)	—	(338)	*
Interest income	316	1,133	(817)	-72.1%	1,844	4,800	(2,956)	-61.6%
Interest expense	(716)	(499)	(217)	43.5%	(2,821)	(1,219)	(1,602)	131.4%

Income before taxes	4,065	8,080	(4,015)	-49.7%	2,932	19,647	(16,715)	-85.1%
(Benefit from) provision for income taxes	185	(79,316)	79,501	*	4,019	(76,549)	80,568	*

Net income (loss)	$3,880	$87,396	$(83,516)	-95.6%	$(1,087)	$96,196	$(97,283)	-101.1%

*	Not meaningful

Revenues

Total revenues decreased by $6.9 million, or 5.2%, for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008 and decreased $3.4 million, or 0.9%, for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. The portion of total revenues contributed by our 2008 acquisitions increased $4.6 million and $14.8 million for the three and nine month periods ended September 30, 2009, respectively, as compared to the same periods in 2008.

Systems and Services Revenues

Systems and services revenues decreased $4.1 million, or 3.2%, for the three months ended September 30, 2009 as compared with the same period of 2008 and increased $6.3 million, or 1.7% for the nine months ended September 30, 2009, as compared to the nine months ended September 30, 2008. The overall decrease for the three month period ended September 30, 2009 resulted from a decrease of $8.6 million in professional services revenues and a decrease of $0.2 million in periodic revenues, partially offset by an increase of $4.7 million in revenues recognized on a ratable basis. The overall increase for the nine months ended September 30, 2009 resulted from an increase of $18.5 million in revenues recognized on a ratable basis partially offset by a decrease of $11.3 million in professional services revenues and a decrease of $0.9 million in periodic revenues.

•

Revenues Recognized Ratably - Revenues recognized ratably from software, maintenance, outsourcing and remote hosting were $89.4 million and $267.4 million for the three and nine month periods ended September 30, 2009, respectively. This represents an increase of $4.7 million, or 5.5%, and $18.5 million, or 7.4% for the three and nine month periods ended

September 30, 2009, respectively, as compared to the same periods in 2008. The increase was due to previous period sales of our solutions, remote hosting related services, and outsourcing, resulting in growth in our recurring revenue base. The portion of revenues recognized ratably contributed by our 2008 acquisitions increased $2.8 million and $8.4 million for the three and nine month periods ended September 30, 2009 as compared to the same periods in 2008.

•

Periodic Revenues - Periodic revenues for software related fees and third party software related fees were $8.6 million for the three months ended September 30, 2009, as compared to $8.8 million for the three months ended September 30, 2008 and $27.2 million for the nine months ended September 30, 2009, as compared to $28.1 million for the nine months ended September 30, 2008. The table below summarizes the components of periodic revenues (in thousands):

	For The Three Months Ended				For The Nine Months Ended
	September 30, 2009	September 30, 2008	Change ($)	Change (%)	September 30, 2009	September 30, 2008	Change ($)	Change (%)
Eclipsys software related fees	$7,158	$6,605	$553	8.4%	$23,357	$22,452	$905	4.0%
Third party software related fees	1,419	2,204	(785)	-35.6%	3,873	5,664	(1,791)	-31.6%

Total periodic revenues	$8,577	$8,809	($232)	-2.6%	$27,230	$28,116	$(886)	-3.2%

In any period, some software revenues can be considered one-time in nature for that period, and we do not recognize these revenues on a ratable basis. These revenues include traditional license fees associated with new contracts signed in the period, including add-on licenses to existing clients and new client transactions, as well as revenues from contract backlog that had not previously been recognized pending contract performance that occurred or was completed during the period, and certain other activities during the period associated with client relationships. In the aggregate, these periodic revenues can contribute significantly to earnings in the period because relatively little in-period costs are associated with such revenues. We expect these periodic revenues to continue to fluctuate as a result of significant variations in the type and magnitude of sales and other contract and client activity in any period, and these variations make it difficult to predict the nature and amount of these periodic revenues. The portion of periodic revenues contributed by our 2008 acquisitions increased $1.1 million and $3.0 million for the three and nine month periods ended September 30, 2009, respectively, as compared to the same periods in 2008.

•

Professional Services Revenues - Professional services revenues, which include implementation, training and consulting related services, were $25.5 million for the three month period ended September 30, 2009, a decrease of $8.6 million, or 25.1%, as compared to the three month period ended September 30, 2008 and $84.6 million, for the nine month period ended September 30, 2009, a decrease of $11.3 million, or 11.8%, as compared to the nine month period ended September 30, 2008. The portion of professional services revenues contributed by our 2008 acquisitions increased $0.7 million and $3.2 million for the three month and nine month periods ended September 30, 2009 as compared to the same periods in 2008. Professional services revenues in our core business, which excludes revenues from our 2008 acquisitions, decreased $9.2 million and $14.6 million for the three and nine month periods ended September 30, 2009 as compared to the same periods in 2008. The decreases primarily resulted from a reduction in professional service hours worked on large enterprise deals, due to lower enterprise deal sales in the second half of 2008 and the first half of 2009. Professional services also decreased due to lower client spending on education training reflecting the recent decline in the economy.

Hardware Revenues

Hardware revenues decreased by $2.8 million, or 58.4%, for the three month period ended September 30, 2009, as compared to the three month period ended September 30, 2008 and $9.7 million, or 61.0%, for the nine month period ended September 30, 2009, compared to the nine month period ended September 30, 2008. The decrease in hardware revenue is primarily attributable to net new customers signing remote hosting contracts as opposed to buying hardware and due to fewer enterprise deals sold in the second half of 2008 resulting in decreased hardware requirements, sold and delivered subsequent to the signing of large enterprise deals. In addition, some existing customers are migrating to our remote hosting services which results in decreased hardware sales to existing clients.

Operating Expenses

Cost of Systems and Services

Our costs of systems and services decreased $6.7 million, or 9.2%, for the three month period ended September 30, 2009 as compared to the three month period ended September 30, 2008 and decreased $8.4 million, or 4.0%, for the nine month period ended September 30, 2009 as compared to the nine month period ended September 30, 2008. The decreases in both periods reflect:

•

Decreases in salary related costs of $1.9 million for the three month period and $5.9 million for the nine month period, primarily due to lower stock based compensation expense. Labor costs excluding stock based compensation expense were flat in the three month period and $1.5 million lower for the nine month period. These decreases reflect continued headcount decreases in our core business partially offset by higher costs due to our 2008 acquisitions. Labor increases due to our acquisitions were $1.8 million for the three month period and $5.0 million for the nine month period; and

•

Decreases in third-party software cost of services of $4.9 million for the three month period and $3.0 million for the nine month period primarily reflecting the impact of nonrecurring adjustments in the third quarter 2008.

Costs of Hardware

Costs of hardware decreased $3.8 million or 69.4% for the three month period ended September 30, 2009 as compared to the three month period ended September 30, 2008. Our costs of hardware decreased $8.1 million, or 60.6%, for the nine month period ended September 30, 2009 as compared to the same period in 2008. This decrease was directly attributable to decreased hardware revenues in the respective periods. Hardware revenue is recorded when the hardware is delivered. The amount of hardware revenue in any quarter is dependent on shipments based on our active implementations. Costs of hardware decreases also reflect a $1.7 million adjustment in the third quarter 2008 related to certain third-party embedded software costs, which were previously deferred.

Sales and Marketing

Our sales and marketing expenses increased $1.4 million, or 7.1%, for the three month period ended September 30, 2009 as compared to the three month period ended September 30, 2008, and $7.9 million, or 12.5%, for the nine month period ended September 30, 2009 compared to the same period in 2008.

The increase in sales and marketing expenses for the three month period ended September 30, 2009 as compared to the same period in 2008 included $1.7 million of higher labor related costs impacted by higher annual incentive compensation of $1.6 million due to year-to-date 2009 operating results in line with incentive plan targets versus performance below incentive plan targets for the 2008 period. The labor related increase was also impacted by a $1.9 million increase due to our 2008 acquisitions which was substantially offset by 2009 headcount reductions in our core business, which excludes 2008 acquisitions.

The $7.9 million increase in sales and marketing expenses in the nine month period ended September 30, 2009 were impacted by $9.5 million of labor related increases which included $4.2 million of severance and stock based compensation expense in the second quarter of 2009 associated with the resignation of our former Chief Executive Officer (“CEO”). Total expense related to the CEO resignation was $5.6 million, of which $4.2 million was recorded as sales and marketing expense and $1.4 million was recorded as general and administrative expense. Other increases in labor related amounts were higher annual incentive compensation of $1.8 million due to year-to-date 2009 operating results in line with incentive plan targets versus performance below incentive plan targets for the 2008 period, and $3.7 million increase due to our 2008 acquisitions partially offset by headcount reductions in 2009. These labor increases were partially offset by reductions in travel related expenses in our sales organization for the nine month period ended September 30, 2009 as compared to the same period in 2008.

Research and Development

Our research and development expenses decreased $1.0 million, or 7.0%, for the three month period ended September 30, 2009 as compared to the same period in 2008, and decreased $6.5 million, or 13.9%, for the nine month period ended September 30, 2009 compared to the same period in 2008. The decreases for the three and nine month periods ended September 30, 2009 compared to the comparable periods in the prior year primarily reflect higher internal labor cost capitalization associated with Sunrise XA 5.5 during 2009 and to a lesser extent capitalized labor in the first quarter of 2009 supporting Patient Flow release 5.0, an acquired product in our Premise acquisition. The increase in capitalized labor of $2.8 million in the three month period and $10.3 million in the nine month period decreased research and development expenses. These decreases were partially offset by increases in labor costs. Total labor related research and development expense increased $1.9 million in the three month period and $5.1 million in the nine month period.

These labor increases reflect incremental expense due to our 2008 acquisitions of $1.6 million and $4.8 million in the three and nine month periods, respectively. Research and development labor in our core business, which excludes our 2008 acquisitions, was generally flat in 2009 compared to 2008 as we increased overall headcount, but lowered average wage rates due to continued migration of work to India.

Our gross research and development spending, which consists of research and development expenses and capitalized software development costs, was $63.3 million in the nine months ended September 30, 2009, an increase of $3.8 million compared to $59.5 million in the nine months ended September 30, 2008.

In summary, research and development expense for the three months and nine months ended September 30 was as follows (in thousands):

	For The Three Months Ended			For The Nine Months Ended
	September 30, 2009	September 30, 2008	Change (%)	September 30, 2009	September 30, 2008	Change (%)
Research and development expenses	$13,204	$14,195	-7.0%	$40,568	$47,102	-13.9%
Capitalized software and development costs	$8,076	$5,281	52.9%	$22,728	$12,417	83.0%

Gross research and development expenditures	$21,280	$19,476	9.3%	$63,296	$59,519	6.3%

Amortization of capitalized software development costs	$3,948	$4,665	-15.4%	$11,546	$13,824	-16.5%

Labor capitalization for Sunrise XA 5.5 was higher than anticipated in 2009 primarily due to continued efforts to meet ARRA requirements. We currently expect this platform to go live late in the first quarter of 2010; therefore we expect the trend of additional capitalization to continue in the fourth quarter of 2009.

General and Administrative

Our general and administrative expenses increased $2.6 million, or 31.3%, for the three month period ended September 30, 2009 as compared to the three month period ended September 30, 2008 and $8.3 million, or 31.1%, for the nine month period ended September 30, 2009 compared to the same period in 2008.

The $2.6 million increase for the three months ended September 30, 2009 as compared to the same period in 2008 reflects higher labor costs of $2.3 million, higher legal fees of $0.8 million, higher professional fees of $1.1 million, partially offset by lower bad debt expense of $0.8 million and various other expense reductions in the business totaling $0.8 million. The increase in labor costs of $2.3 million included higher accrued annual incentive compensation of $1.9 million due to year-to-date 2009 operating results in line with incentive plan targets versus performance below incentive plan targets for the 2008 period. The legal expense increased because our legal expense in the third quarter 2008 was reduced by insurance recoveries. Higher professional fees reflect the impact of an efficiency consulting project we initiated in the latter part of the second quarter of 2009.

The increase of $8.3 million of general and administrative expenses in the nine month period ended September 30, 2009 compared to the corresponding period in 2008 was due to increased labor related expenses of $5.2 million, higher legal fees of $0.5 million, and higher professional fees of $1.2 million. The increase in labor costs included $1.4 million of severance and stock based compensation expense in the second quarter of 2009 associated with the resignation of our former CEO as previously discussed, $1.4 million of severance activity in 2009 and higher annual incentive compensation of $2.6 million due to year-to-date 2009 operating results in line with incentive plan targets versus performance below incentive plan targets for the 2008 period. Higher professional fees were impacted by the previously noted efficiency consulting project in 2009 while legal fees reflect increased litigation case activity in 2009. Remaining general and administrative expenses increases include other miscellaneous expenses and higher foreign currency expense in 2009.

Restructuring

During the first quarter 2009, we executed a workforce reduction which included terminating the employment of approximately 175 employees. We reduced staff in our services and client solutions organizations to better align with current and projected business volumes, and we also made other workforce reductions across various businesses and back office divisions. These reductions, together with severance costs resulting from the departure of an executive officer of approximately $0.6 million, resulted in a total charge of $5.4 million for severance related costs.

In-Process Research and Development Charge

Approximately $0.9 million of the purchase price of our acquisition of EPSi was allocated to in-process research and development and was charged to our income statement in the first quarter of 2008. The $0.9 million acquired in-process research and development was valued using the Multi-Period Excess Earnings Method. The material assumptions underlying the purchase price allocation were as follows: projected revenue assumptions, decay rate, cost assumptions, operating expense assumptions, charge assumptions for the use of contributory assets, and discount rate assumptions. At the time of acquisition, the technology was still in the research and development phase and had not yet been completed to a point of an existing or current product offering. At the time of acquisition, the projected cost to complete the project was $0.2 million. The in-process technology was incorporated within an EPSi product module that was released in January 2009.

Depreciation and Amortization

Depreciation and amortization expense increased $2.8 million, or 55.1%, for the three month period ended September 30, 2009 as compared to the three month period ended September 30, 2008 and $8.5 million, or 54.2%, for the nine month period ended September 30, 2009 as compared to the nine month period ended September 30, 2008. The increase in depreciation and amortization is attributable primarily to amortization related to intangible assets acquired in our acquisition of EPSi in February 2008, MediNotes in October 2008, and Premise in December 2008 and to a lesser extent an increased asset base to support our growing operations.

Gain on Sale of Assets

We recorded a $0.8 million and a $2.0 million gain for the three and nine month periods ended September 30, 2009 resulting from the completion of earn out post-closing milestones associated with the fourth quarter 2007 sale of our Clinical Practice Model Resource Center (CPMRC) business. We also recorded a $0.7 million and $4.2 million gain on the sale of assets for the three and nine month periods ended September 30, 2008 for the same CPMRC earn out activity.

Loss on Investments, Net

We recorded an unrealized gain of $0.1 million and $1.2 million reflecting an increase in the fair value of our ARS purchased through UBS for the three and nine month periods ended September 30, 2009. In addition, we recorded an unrealized gain of $0.1 million for the three month period ended September 30, 2009 and unrealized loss of $0.5 million reflecting changes in the fair value of our UBS put option for the nine month period ended September 30, 2009. Our ARS purchased through UBS, prior to receiving our UBS put option, were classified as available-for-sale securities through third quarter of 2008, and therefore changes in the fair value were recorded in accumulated other comprehensive loss on the balance sheet during that time. These gains were offset by a realized loss of $1.1 million on the sale of one of our Goldman Sachs portfolio holdings, which was previously reflected in accumulated other comprehensive loss and had no prior impact on the condensed consolidated statement of operations.

Interest Income

Interest income decreased $0.8 million, or 72.1%, for the three month period ended September 30, 2009 as compared to the three month period ended September 30, 2008 and $3.0 million, or 61.6%, for the nine month period ended September 30, 2009 compared to the same period in 2008. The decrease was primarily attributable to lower interest rates on cash and investments in 2009 as compared to 2008.

Interest Expense

Interest expense increased $0.2 million and $1.6 million for the three and nine month periods ended September 30, 2009 as compared to the corresponding periods in 2008. The increase in interest expense for the nine month period ended September 30, 2009 compared to the corresponding period in 2008 reflects higher average outstanding debt balances due to the timing of our 2008 acquisitions. During these periods, we incurred interest on borrowings outstanding under the $125.0 million long-term revolving line of credit financing arrangement we entered into in August 2008 (the “Credit Facility”). The interest rate applicable to the borrowed amount is based, at our option, on the prime rate, one-month LIBOR rate, three-month LIBOR rate, six-month LIBOR rate or 12-month LIBOR rate at the initial debt draw date and interest rate contract end date plus an applicable margin. The applicable margin, which is based on our leverage ratio, was 2.0% as of September 30, 2009. The leverage ratio, as defined in the Credit Facility, is the ratio of (i) funded debt to (ii) earnings before interest, taxes, depreciation and amortization plus or minus certain other adjustments, for the four consecutive fiscal quarters as of the last day of each current fiscal quarter. The effective interest rates on the Credit Facility for the three and nine month periods ended September 30, 2009 was 2.5% and 3.2%, respectively.

During the three and nine month periods ended September 30, 2008, we incurred interest expense on borrowings under the $45.0 million short-term financing arrangement we entered into in February 2008 and repaid in May 2008, as well as the $50.0 million short-term financing arrangement that we entered into in May 2008 and repaid in August 2008.

(Benefit from) Provision for Income Taxes

For the three months and nine months ended September 30, 2009, we recorded income tax expense of $0.2 million and $4.0 million as compared to income tax benefit of ($79.3) million and ($76.5) million for the three and nine months ended September 30, 2008. The difference in the expense year over year is primarily due to the benefit recorded due to the release of our valuation allowance on our U.S. deferred tax assets in the third quarter of 2008.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents at September 30, 2009 were $122.1 million representing a $13.8 million increase from December 31, 2008. During the nine month period ended September 30, 2009, operating activities provided $70.2 million of cash compared to $41.5 million for the same period in 2008. This change was primarily due to improved collections during 2009. Cash flow from operating activities reflects income generated from operations of $56.5 million, after adjusting for non-cash items of $57.6 million, which included depreciation and amortization, stock compensation, provision for bad debts, non-cash deferred tax provision, gain on sale of assets, loss on investments, net, and other reconciling items. Cash flow from operating activities after non-cash items, described above, decreased $4.7 million for the nine month period ended September 30, 2009 as compared to the same period in 2008 impacted by lower revenues.

Based on the reconciliation of net income (loss) to operating cash flow, net changes in operating assets and liabilities contributed $13.7 million to cash provided by operating activities. This primarily comprises the following changes in working capital from December 31, 2008:

•	a decrease in accounts receivable of $7.1 million related to cash collections that were greater than current period billings and revenue recognized;

•	a decrease in prepaid expenses and other current assets of $1.4 million related to timing of cash payments;

•	a decrease in accounts payable and other current liabilities of $12.4 million related to timing of cash payments;

•

an increase in accrued compensation of $17.0 million due primarily to $8.8 million increase in payroll related accruals due to payroll timing, accruals for severance and an increase in the incentive compensation accrual of $8.0 million; and

•	a decrease in deferred revenue of $1.2 million due to recognition of software license and maintenance fees greater than those billed and unrecognized.

Investing activities used $17.1 million of cash which included $3.0 million related to prior year acquisitions, $17.7 million of capital expenditures and $22.6 million for investment in software development, partially offset by $2.1 million received as additional earn out on the December 2007 disposition of our CPMRC business and proceeds of $24.1 million primarily from the sale of one of our ARS positions, redemption of other ARS holdings, and an investment that matured in the first quarter of 2009.

Financing activities used cash of $38.8 million as a result of our long-term debt pay down, net of stock option exercise proceeds and employee stock purchases and employee stock purchases. We received $5.6 million from stock option exercises and $0.7 million from employees related to purchases under our employee stock purchase plan. We also repaid $45.0 million of long-term debt on our Credit Facility and we paid an additional $10 million of long term debt in October 2009 resulting in a balance on the Credit Facility of $50 million as of October 30, 2009.

Future Capital Requirements

Our future cash requirements will depend on a number of factors including, among other things, the timing and level of our new sales volumes, the cost of our development efforts, the success and market acceptance of our future product releases, and other related items. As of September 30, 2009, our principal source of liquidity is our cash and cash equivalents balances of $122.1 million. We also have $63.1 million available for borrowings under the $125.0 million Credit Facility. In October we used $10 million of the cash balance to pay additional principal on the Credit Facility. All loans under the Credit Facility may be prepaid at any time and are due and payable on August 26, 2011 subject to mandatory prepayment obligations upon material asset sales, as described in the Credit Facility. As we build up cash and cash equivalents, we will continue to evaluate further principal payments on the Credit Facility.

We believe that our current cash and cash equivalents combined with our anticipated cash flows from operations and available borrowings under our Credit Facility will be sufficient to fund our current operations and capital requirements for the next twelve months. We will also have the option beginning June 30, 2010 to redeem the par value of our UBS investments totaling $36.1 million.

Fair Value of Investments

As of September 30, 2009, we held approximately $91.6 million par value of investments in auction-rate securities (“ARS”) of which $36.1 million was purchased through UBS Financial Services (“UBS”) and $55.5 million was purchased through Goldman Sachs. As of September 30, 2009, our ARS purchased through UBS are comprised of $32.3 million triple-A rated pools of student loans and $3.8 million “A3” rated pools of student loans, and our ARS purchased through Goldman Sachs are comprised of $40.1 million triple-A rated pools of student loans and $15.4 million “B3” rated pools of student loans. These investments have long-term nominal maturities for which the interest rates are supposed to be reset through a Dutch auction each month. Prior to February 2008, monthly auctions historically provided a liquid market for these securities. However, in February 2008, the broker-dealers managing our ARS portfolio experienced failed auctions in which the amount of ARS submitted for sale exceeded the amount of purchase orders. Our ARS continued to fail to settle at auctions through the third quarter of 2009. We continue to earn interest on these investments at the contractual rate.

On November 12, 2008, we entered into a settlement agreement with UBS pursuant to which we (1) received the right (the “put option”) to sell the ARS, originally purchased through UBS, at par value, to UBS between June 30, 2010 and July 2, 2012, and (2) gave UBS the right to purchase the ARS, originally purchased through UBS, from us any time after the acceptance date of the settlement agreement as long as we receive the par value of the securities.

As of September 30, 2009, we have recorded these investments, including the put option, at their estimated fair value of $86.0 million. All of our ARS were at an unrealized loss position as of September 30, 2009. Due to events in the credit markets, quoted prices of the ARS in active markets are not readily available at this time. We estimated the fair value of these ARS as of September 30, 2009 based on various factors using a trinomial discount model. The model considers possible cash flows and probabilities which are forecasted under a number of potential scenarios. Each scenario’s cash flow is multiplied by the probability of that scenario occurring. The major inputs are as follows: forecasted maximum interest rates, probability of passing auction or early redemption, probability of failing auction, probability of default at auction, severity of default, and the discount rate. We also considered the credit quality and duration of the securities. We accounted for illiquidity by using a discount rate within the valuation, with an additional spread representing the additional rates of return investors would require for certain securities to hold those securities in an illiquid environment. The put option was valued using a valuation approach for forward contracts in which one party agrees to sell a financial instrument to another party at a particular time for a particular price. In this approach, the present value of all expected future cash flows are subtracted from the current fair value of the security. The resulting value is calculated as a future value at an interest rate reflective of counterparty risk. There have not been any changes in our valuation model for ARS and the put option from December 31, 2008.

The assumptions that we used to determine the fair value estimates of the ARS and put option were highly subjective and, therefore, were considered Level 3 unobservable inputs in the fair value hierarchy. The fair value of these assets represents 44.1% of total assets measured at fair value. The estimate of the fair value of the ARS we hold could change significantly based on future market conditions. For additional information on our investments, see Note I – Fair Value Measurement.

We have accounted for the put option as a freestanding financial instrument and elected to record the value under the fair value option. This resulted in the recording of a $0.1 million increase and a $0.5 million decrease to the asset value with a corresponding charge to earnings for the change in the value of the put option for the three and nine month periods ended September 30, 2009. We have classified the related UBS purchased ARS as trading securities. We recorded a $0.1 million and a $1.2 million unrealized gain to earnings for the change in fair value of the ARS purchased through UBS for the three and nine month periods ended September 30, 2009. We expect that the future changes in the fair value of the put option will generally offset the fair value movements in the related UBS purchased ARS. The underlying credit quality of UBS will impact the future value of the put option and could cause the put option to decrease in fair value and not offset the change in fair value of the UBS purchased ARS. We have recorded a cumulative temporary loss on the ARS purchased through Goldman Sachs of $5.8 million, as of September 30, 2009, in accumulated other comprehensive loss, reflecting the decline in the fair value of these securities, as these securities remain classified as available for sale.

In evaluating our ARS purchased from Goldman Sachs for other than temporary impairment, as of September 30, 2009, we considered several factors related to the recognition and presentation of other-than-temporary impairments including a number of qualitative factors such as: the loans are sufficiently collateralized; all of the underlying student loans in the Goldman Sachs’ portfolio are guaranteed by the Federal Family Education Loan Program (“FFELP”); there have been principal repayments of some of the securities to investors; we continue to earn interest on the securities at market rates; and there was continued evidence of improvement in the secondary market for ARS during the third quarter of 2009. We believe these investments continue to be of high credit quality, and we currently do not intend to sell the securities, “more likely than not” will not be required to sell the securities before recovering our cost, and expect to recover the securities’ entire amortized cost basis. Accordingly, we have classified these securities as long-term investments in our condensed consolidated balance sheet. We have concluded that no other-than-temporary impairment losses, including any credit loss, occurred for the three and nine month periods ended September 30, 2009. We will continue to analyze our ARS purchased from Goldman Sachs each reporting period for impairment and may be required to record an impairment charge in our condensed consolidated statement of operations if the decline in fair value of the Goldman Sachs purchased ARS is determined to be other-than-temporary.

CRITICAL ACCOUNTING POLICIES

There were no material changes to our critical accounting policies as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on February 24, 2009.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not currently use derivative financial instruments or enter into foreign currency hedge transactions. Foreign currency fluctuations through September 30, 2009 have not had a material impact on our financial position or results of operations. We continually monitor our exposure to foreign currency fluctuations and may use derivative financial instruments and hedging transactions in the future if, in our judgment, the circumstances warrant their use. We believe most of our international operations are naturally hedged for foreign currency risk as our foreign subsidiaries invoice their customers and satisfy their obligations primarily in their local currencies with the exception of our development center in India. Our development center in India is not naturally hedged for foreign currency risk since their obligations are paid in their local currency but are funded in U.S. dollars. There can be no guarantee that the impact of foreign currency fluctuations in the future will not be significant.

We hold investments in auction-rate securities (“ARS”). These ARS are debt instruments with long-term nominal maturities that previously could be sold via Dutch auctions every 7, 14, 21, 28, or 35 days, creating a short-term instrument. In February 2008, broker-dealers holding our ARS portfolio experienced failed auctions in which the amount of ARS submitted for sale exceeded the amount of related purchase orders. Our ARS continued to fail to settle at auctions through the third quarter of 2009. We continue to earn interest on these investments at the contractual rate, and the ARS that we hold have not been placed on credit watch by credit rating agencies. The average interest rate, based on the par value of the ARS, earned on these investments for the three and nine months ended September 30, 2009 was 0.6% and 1.2%, respectively. As of September 30, 2009, we held approximately $91.6 million par value of investments in ARS of which $36.1 million was purchased through UBS and $55.5 million was purchased through Goldman Sachs. As of September 30, 2009, our ARS purchased through UBS are comprised of $32.3 million triple-A rated pools of student loans and $3.8 million “A3” rated pools of student loans, and our ARS purchased through Goldman Sachs are comprised of $40.1 million triple-A rated pools of student loans and $15.4 million “B3” rated pools of student loans.

During the year ended December 31, 2008 and the first nine months of 2009, we adjusted the carrying amount of our ARS to estimated fair market value. If uncertainties in the credit and capital markets continue and these markets deteriorate further or we experience any additional rating downgrades on any investments in our portfolio, we may incur further temporary impairments or other-than-temporary impairments, which could negatively affect our financial condition, cash flow and reported earnings.

As discussed further in Liquidity and Capital Resources above, in November 2008 we entered into a put option to sell our UBS purchased ARS to UBS between June 30, 2010 and July 2, 2012. Associated with this put, we classified $32.4 million of our ARS as trading as of December 31, 2008. This classification results in changes in fair value being recorded to earnings. Although the underlying credit quality of UBS will impact the future value of the put option and could cause the put option to decrease in fair value and not offset the change in fair value of the UBS purchased ARS, we expect that the future changes in the fair value of the put option will be generally offset by the fair value movements in the related ARS.

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

The following table illustrates potential fluctuation in annualized interest income based upon hypothetical values for blended interest rates for hypothetical ARS balances (we currently earn interest on $91.6 million par value of ARS):

Hypothetical Interest Rate	ARS balances (in thousands)
	$80,000	$90,000

0.0%	$—	$—
0.5%	$400	$450
1.0%	$800	$900
1.5%	$1,200	$1,350
2.0%	$1,600	$1,800
2.5%	$2,000	$2,250

We estimate that a one-percentage point decrease in interest rates for our long-term investment securities portfolio as of September 30, 2009 would have resulted in a decrease in interest income of $0.2 million for a three month period or $0.9 million for a 12 month period, based on a $90.0 million investment balance. This sensitivity analysis contains certain simplifying assumptions, including a constant level of investment securities and an immediate across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period, and it does not consider the impact of changes in the portfolio as a result of our business needs or as a response to changes in the market. Therefore, although it gives an indication of our exposure to changes in interest rates, it is not intended to predict future results, and our actual results will likely vary.

Our cash and cash equivalents balance earning interest at September 30, 2009 was $108.8 million of the $122.1 million. The interest rate at September 30, 2009 was 0.1%. The following table illustrates potential fluctuations in annualized interest income based upon hypothetical values for blended interest rates for hypothetical cash and cash equivalents balances:

Hypothetical Interest Rate	Cash and cash equivalents earning interest (in thousands)
	$100,000	$110,000	$120,000

0.1%	$100	$110	$120
0.2%	$200	$220	$240
0.3%	$300	$330	$360
0.4%	$400	$440	$480
0.5%	$500	$550	$600

We estimate that a one tenth-percentage point decrease in interest rate for our cash and cash equivalents earning interest as of September 30, 2009 would have resulted in a decrease in interest income of $28 thousand for a three month period or $110 thousand for a 12 month period, based on a $110.0 million investment balance. This sensitivity analysis contains certain simplifying assumptions, including a constant level of cash and cash equivalents and an immediate across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period, and it does not consider the impact of changes in the balance of cash and cash equivalents as a result of our business needs. Therefore, although it gives an indication of our exposure to changes in interest rates, it is not intended to predict future results, and our actual results will likely vary.

On August 26, 2008, we entered into a credit agreement pursuant to which we received a senior secured revolving credit facility in the aggregate principal amount of $125.0 million. As of September 30, 2009, borrowings under the Credit Facility totaled $60.0 million. The interest rate applicable to the borrowed amount is based, at our option, on the prime rate, one-month LIBOR rate, three-month LIBOR rate, six-month LIBOR rate or 12-month LIBOR rate at the initial debt draw date and interest rate contract end date plus an applicable margin. The applicable margin, which is based on our leverage ratio, was 2.0% as of September 30, 2009. The leverage ratio, as defined in the credit agreement, is the ratio of (i) funded debt to (ii) earnings before interest, taxes, depreciation and amortization plus or minus certain other adjustments, for the four consecutive fiscal quarters as of the last day of each current fiscal quarter. For the three and nine month periods ended of September 30, 2009, our effective interest rate was 2.5% and 3.2%, respectively. Based on borrowings of $60.0 million, as of September 30, 2009, for each percentage point increase in the interest rate, annual interest expense would increase $0.6 million. This sensitivity analysis contains certain simplifying assumptions, including a constant level and rate of outstanding debt under the Credit Facility, an immediate across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period, and it does not consider the impact of changes in the outstanding debt as a result of our business needs or as a response to changes in the market. Therefore, although it gives an indication of our exposure to changes in interest rates, it is not intended to predict future results, and our actual results will likely vary.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act as of September 30, 2009. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives of ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. There is no assurance that our disclosure controls and procedures will operate effectively under all circumstances. Based upon the evaluation described above our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2009, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter-ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The information set forth under Note K– Contingencies to the unaudited condensed consolidated financial statements of this quarterly report on Form 10-Q is incorporated herein by reference.

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

The risk factors below reflect the following previously disclosed updates to the risk factors set forth in our annual report on Form 10-K for the year ended December 31, 2008 (our “10-K”): (i) the risk factors titled “We operate in an intensely competitive market that includes companies that have greater financial, technical and marketing resources than we do” and “The healthcare industry faces financial constraints that could adversely affect the decimal for our software and services” have been updated to note the risk associated with client demands for pricing and financing concessions; and (ii) the risk factor titled “Changes in federal and state regulations relating to patient data could increase our compliance costs, depress the demand for our software and impose significant software redesign costs on us” has been updated to reflect provisions of ARRA that subject us to certain provisions of the Health Insurance Portability and Accountability Act of 1996, or HIPAA, as well as additional data restrictions and disclosure and reporting requirements.

In addition, as previously disclosed, we have added to the risk factors set forth in our 10-K a risk factor titled “The HITECH Act will result in new business imperatives and failure to provide our clients with health information technology systems that are “certified” under the HITECH Act could result in breach of some client obligations and put us at a competitive disadvantage,” related to costs and risk associated with the need to comply with the provisions of the American Recovery and Reinvestment Act of 2009, or ARRA, that call for health information technology systems that are “certified” according to technical standards developed under the supervision of the Secretary of Health and Human Services.

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

For example, the Certification Commission for Healthcare Information Technology, or CCHIT, is developing comprehensive sets of criteria for the functionality, interoperability, and security of healthcare software in the U.S. Achieving CCHIT certification is evolving as a de facto competitive requirement, resulting in increased research and development expense to conform to these requirements. Similar dynamics are evolving in international markets. CCHIT requirements may diverge from our software’s characteristics and our development direction. We may choose not to apply for CCHIT certification of certain modules of our software or to delay applying for certification. The CCHIT application process requires conformity with 100% of all criteria applicable to each module in order to achieve certification and there is no assurance that we will receive or retain certification for any particular module notwithstanding application. Certification for a software module lasts for two years and must then be re-secured, and certification requirements evolve, so even certifications we receive may be lost. U.S. government initiatives, such as the HITECH Act described below, and related industry trends are resulting in comprehensive and evolving standards related to interoperability, privacy, and other features that are becoming mandatory for systems purchased by governmental healthcare providers and other providers receiving governmental payments, including Medicare and Medicaid reimbursement. Various state and foreign governments are also developing similar standards, which may be different and even more demanding.

Our software does not conform to all of these standards, and conforming to these standards is expected to consume a substantial and increasing portion of our development resources. If our software is not consistent with emerging standards, our market position and sales could be impaired and we will have to upgrade our software to remain competitive in the market. We expect compliance with these kinds of standards to become increasingly important to clients and therefore to our ability to sell our software. If we make the wrong decisions about compliance with these standards, or are late in conforming our software to these standards, or if despite our efforts our software fails standards compliance testing, our offerings will be at a disadvantage in the market to the offerings of competitors who have complied, which could have a significant adverse effect upon our reputation, business, financial condition and results of operations.

The HITECH Act will result in new business imperatives and failure to provide our clients with health information technology systems that are “certified” under the HITECH Act could result in breach of some client obligations and put us at a competitive disadvantage.

The HITECH Act, which is a part of the American Recovery and Reinvestment Act of 2009, provides financial incentives for hospitals and doctors that are “meaningful EHR users,” which includes use of health information technology systems that are “certified” according to technical standards developed under the supervision of the Secretary of Health and Human Services. In addition, the HITECH Act imposes certain requirements upon governmental agencies to use, and require health care providers, health plans, and insurers contracting with such agencies to use, systems that are certified according to such standards. This has at least four important implications for us. First, we will have to further invest in development of our applicable clinical software so that it complies with these standards and can be used by clients to achieve compliance with meaningful use requirements. Second, because the HITECH Act authorizes provider incentive payments to be made available beginning in calendar year 2011 and some lead time is required to implement the technologies and for clients to satisfy any associated use requirements, the work to comply with the standards will need to be done quickly and consequently may displace other important initiatives. Third, new client prospects are requiring us to agree that our software will be certified according to applicable HITECH technical standards so that, assuming clients satisfy the meaningful use and other requirements of the HITECH Act, they will qualify for available incentive payments. We plan to meet these requirements as part of our normal software maintenance obligations, and failure to comply could result in costly contract breach and jeopardize our relationships with clients who are relying upon us to provide certified software. Fourth, if for some reason we are not able to comply with these standards in a timely fashion after their promulgation, our offerings will be at a severe competitive disadvantage in the market to the offerings of vendors who have complied, which could have a significant adverse effect upon our business, financial condition and results of operations.

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

Because in many cases we recognize revenues for our software monthly over the term of a client contract, downturns or upturns in sales may not be fully reflected in our operating results until future periods.

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

Our long-term investment portfolio is invested in auction rate securities, or ARS. Beginning in February 2008, negative conditions in the credit and capital markets resulted in failed auctions of our ARS. The ratings on some of the ARS in our portfolio have been downgraded, and there may be further deterioration in creditworthiness in the future. We reevaluate the fair value of these securities on a quarterly basis. See Note B – “Recently Issued Accounting Pronouncements” and Note E – “Long-Term Investments” in Notes to the Consolidated Financial Statements for further information. If uncertainties in the credit and capital markets continue, these markets deteriorate further or we experience further deterioration in creditworthiness on any investments in our portfolio, funds associated with these securities may not be liquid or available to fund current operations for in excess of 12 months. This could result in further fair value adjustments or other-than-temporary impairments in the carrying value of our investments, which could negatively affect our financial condition, cash flow and reported earnings.

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

States and foreign jurisdictions in which we or our clients operate have adopted, or may adopt, privacy standards that are similar to or more stringent than the federal HIPAA privacy standards. This may lead to different restrictions for handling individually identifiable health information. As a result, our clients may demand, and we may be required to provide information technology solutions and services that are adaptable to reflect different and changing regulatory requirements, which could increase our development costs. In the future, federal, state or foreign governmental or regulatory authorities or industry bodies may impose new data security standards or additional restrictions on the collection, use, transmission and other disclosures of health information. We cannot predict the potential impact that these future rules may have on our business. However, the demand for our software and services may decrease if we are not able to develop and offer software and services that can address the regulatory challenges and compliance obligations facing us and our clients.

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

We are also subject to provisions of Section 203 of the Delaware General Corporation Law, which prohibits us from engaging in any business combination with an interested stockholder for a period of three years from the date the person became an interested stockholder, unless certain conditions are met. These provisions make it more difficult for stockholders or potential acquirers to acquire us without negotiation and may apply even if some of our stockholders consider the proposed transaction beneficial to them. For example, these provisions might discourage a potential acquisition proposal or tender offer, even if the acquisition proposal or tender offer is at a premium over the then current market price for our common stock. These provisions could also limit the price that investors are willing to pay in the future for shares of our common stock.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table sets forth information with respect to purchases by Eclipsys of its equity securities registered pursuant to Section 12 of the Exchange Act during the quarter ended September 30, 2009:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares of Common Stock Purchased	Average Price Paid Per Share of Common Stock	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares of Common Stock that May Yet Be Purchased Under the Plans or Programs
July 1-31, 2009	—	—	—	—
August 1-31, 2009	—	—	—	—
September 1-30, 2009 (1)	540	$17.03	—	—

Total	540	$17.03	—	—

(1)

These 540 shares were tendered to the Company by employees holding common stock initially issued to them in the form of restricted stock awards in order to reimburse the Company for income tax deposits paid by the Company on their behalf in respect of taxable income resulting from scheduled vesting of restricted shares.

ITEM 6.	EXHIBITS

Exhibit			Incorporated by Reference
Number	Exhibit Description	Form	Exhibit	Filing Date

3.1	Third Amended and Restated Certificate of Incorporation of the Registrant	10-Q	3.1	September 21, 1998

3.2	Amended and Restated Bylaws of the Registrant	8-K	3.1	May 19, 2009

4.1	Specimen certificate for shares of Common Stock	S-1	4.1	April 23, 1998

10.1*	Employment Agreement between the Registrant and Philip M. Pead entered into on July 8, 2009	8-K	10.1	July 9, 2009

10.2*	Employment Agreement between the Registrant and Chris E. Perkins entered into on July 8, 2009	8-K	10.2	July 9, 2009

10.3*	Inducement Grant Omnibus Incentive Plan	S-8	4.2	August 6, 2009

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a)			Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a)			Filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350			Filed herewith

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350			Filed herewith

*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 5, 2009

ECLIPSYS CORPORATION

Registrant

/s/ CHRIS E. PERKINS
Chris E. Perkins
Chief Financial Officer
(authorized officer and principal financial officer)