Form 10-K
period 2009-12-31
ECLIPSYS CORP
filed 2010-02-25
CIK 1034088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Yes  ☐    No  ☑

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2009 based upon the closing price of the registrant’s common stock on the NASDAQ Global Select Market for such date was $999,533,851.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Shares Outstanding as of February 19, 2010
Common Stock, $0.01 par value	57,186,018

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Company’s proxy statement to be used in connection with the Company’s 2010 annual meeting of stockholders will be incorporated by reference into Part III of this Form 10-K.

Part I

This report contains forward-looking statements that are based on our current expectations, assumptions, estimates and projections about our company and our industry. These statements are not guarantees of future performance and actual outcomes may differ materially from what is projected or forecasted. When used in this report, the words “may,” “will,” “should,” “predict,” “continue,” “plans,” “expects,” “anticipates,” “estimates,” “intends,” “believe,” “could,” and similar expressions are intended to identify forward-looking statements. These statements may include, but are not limited to, statements concerning our anticipated performance, including revenues, margin, cash flow, balance sheet and profit expectations; development and implementation of our software; duration, size, scope and revenue expectations associated with client relationships; business mix; sales and growth in our client base; market opportunities; industry conditions; performance of our acquisitions; and our accounting, including its effects and potential changes in accounting.

Actual results might differ materially from the results expressed or implied by the forward-looking statements due to a number of risks and uncertainties, including those described in this report under the heading “Risk Factors” and in other filings we make from time to time with the U.S. Securities and Exchange Commission or SEC. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

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

Overview

Eclipsys is a provider of advanced integrated clinical, revenue cycle and performance management software and related professional services that help healthcare organizations and physicians improve clinical, financial, and operational outcomes. We develop and license proprietary software and content that is designed for use in connection with many of the key clinical, financial and operational functions that healthcare organizations require. Among other things, our software:

•	Enables physicians, nurses and other clinicians to coordinate care through shared electronic medical records, place orders and access and share information about patients;

•	Provides information for use by physicians, nurses and other clinicians through clinical content, which is integrated with our software;

•	Helps our clients optimize the healthcare revenue cycle, including patient admissions, scheduling, invoicing, inventory control and cost accounting; and

•	Supports clinical and financial planning and analysis.

We also provide professional services related to our software. These services include software implementation and maintenance, outsourcing of information technology operations, remote hosting of our software and third-party healthcare information technology applications, technical and user training, and consulting.

We believe that one of the key differentiators of our software is its open, flexible and modular architecture. This allows our software to be installed one application at a time or all at once and generally to integrate easily with software developed by other vendors or our clients. This enables our clients to install our software while minimizing the disruption and expense of replacing their existing software systems to gain additional functionality.

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

Eclipsys was incorporated in Delaware as “Integrated Healthcare Solutions, Inc.” in 1995; the name was changed to “Eclipsys Corporation” in 1997.

Segments

Eclipsys operates in one segment, as further described in Note B - Summary of Significant Accounting Policies in the Notes to our Consolidated Financial Statements.

Healthcare Industry Factors

Healthcare providers are under increased pressure to reduce medical errors and increase operational efficiencies. Government regulations and the advancement of industry standards are requiring changes within the healthcare industry. We believe that these factors will increase demand for healthcare information technology software and services such as ours, but will also require us to make further research and development investments in our software.

The HITECH Act. The Health Information Technology for Economic and Clinical Health Act, or HITECH Act, which is part of the American Recovery and Reinvestment Act of 2009, or ARRA provides financial incentives for hospitals and doctors that are “meaningful users” of electronic health records, or EHRs, which includes use of health information technology systems that are “certified” according to technical standards developed under the supervision of the Secretary of Health and Human Services. Qualifying hospitals can receive significant aggregate payments over a period of approximately four or five years beginning in 2011. Qualifying physicians can receive up to $44,000. These are significant sums for many of those qualified to receive them, particularly in what is otherwise a challenging economic environment, and have provided a strong incentive for many hospitals and doctors to consider implementing certified HIT systems. The HITECH Act also provides for financial penalties in the form of reduced Medicare reimbursement payments for hospitals and doctors that have not become “meaningful users” of EHRs by 2015. As a result of these incentives and future penalties, we have noticed increased interest in our offerings.

In order to take advantage of this opportunity and preserve our competitiveness, we are committing to clients that we will timely meet the HITECH Act certification standards described above. This has required us to invest in our applicable clinical software to conform to HITECH Act standards and will require significant additional development investments as certification standards evolve. These development requirements could displace other important initiatives based on the importance of and timeliness related to our clients achieving meaningful use under the requirements of the HITECH Act. Failure to timely meet the certification standards will jeopardize our relationships with clients, who are relying upon us to provide certified software, and would subsequently put us at a severe competitive disadvantage in the market to other vendors who have met the certification standards, which could have a significant adverse effect upon our business, financial condition and results of operations.

CCHIT Certification. The Certification Commission for Healthcare Information Technology (CCHIT®) is a private non-profit organization formed to accelerate the adoption of robust, interoperable healthcare information technology throughout the United States by creating an efficient, credible, sustainable mechanism for the certification of healthcare IT products. CCHIT develops criteria for healthcare IT products based upon standards for such products established by various standards development organizations, and then tests products for adherence to the criteria. Products that demonstrate successfully the defined criteria are CCHIT “certified.” Certification for a product lasts for two years and must then be renewed, and over time, the standards applicable to products evolve and become more demanding.

CCHIT certification is an important factor to many clients and potential clients in our target market and we believe that failure to have CCHIT certified products and to demonstrate compliance plans for products that are not certified could put us at a competitive disadvantage. In addition, CCHIT criteria may be used as, and/or overlap with, standards for certification of HIT systems under the HITECH Act. Accordingly, we are devoting significant resources to conform our software to current and anticipated CCHIT criteria as well as certification criteria under the HITECH Act, and this may mean that other important development initiatives are delayed or foregone. Some of our software is certified by CCHIT, but important elements of our software have not yet been submitted for certification, and conforming our products to evolving CCHIT requirements will continue as an imperative for us in the foreseeable future. Failure to comply with evolving certification criteria could have a significant adverse effect on our business.

Recognition of Certain Interoperability Specifications of the Healthcare Information Technology Standards Panel. Starting in January 2007, the U.S. Department of Health & Human Services recognized certain interoperability specifications of the Healthcare Information Technology Standards Panel, or HITSP, including electronic health record laboratory results reporting, biosurveillance and consumer empowerment. As a result, federal agencies will be required to appropriately consider health information technology systems and products that comply with these interoperability specifications when purchasing, implementing, or upgrading such items. HITSP interoperability standards continue to evolve and are relevant not only to federal procurement, but also to other certifying bodies. The enhancement of our software to include these specifications will require further research and development investments in our software.

Payor Requirements. The Centers for Medicare and Medicaid Services (“CMS”) Inpatient Prospective Payment System rules identify several “hospital-acquired conditions” the treatment for which is no longer reimbursable by Medicare. This rule was created as a provision of the Deficit Reduction Act of 2005 that aims to eliminate reimbursement for the treatment of hospital-acquired conditions, unless the condition was present on admission. Since October 2008, Medicare claims that did not report secondary diagnoses that are present on admission have been returned to the hospital for correct submission of present-on-admission information. In order to avoid significant delays in Medicare reimbursement, hospitals had to make significant changes to their admission and claims-submission procedures. Private insurers may implement similar guidelines. The conditions that fall into the non-reimbursable category of hospital-acquired infections are updated yearly by CMS. Other pending or potential requirements imposed by federal, state and local governments, as well as private payors, are also likely to affect hospital reimbursements. Our software helps enable our clients to measure and report present-on-admission conditions, reduce their incidence of hospital-acquired conditions, and address other payor requirements, thereby reducing risk of non-reimbursement. Additionally, our software enables our clients to achieve quality core measures imposed by payors, including those set forth by CMS and the Joint Commission.

The Joint Commission. The Joint Commission (formerly known as the Joint Commission on Accreditation of Healthcare Organizations or JCAHO) is an independent non-profit organization that provides voluntary evaluation and accreditation for more than 15,000 healthcare organizations in the United States. The original Joint Commission 10 core quality measures in 2003 have now grown within CMS to 44 and 46 core measures in 2010 and 2011, respectively. The Joint Commission periodically introduces new process improvement initiatives, standards and performance measurements that are used to assess hospitals. The Joint Commission has also established patient safety standards and each year approves annual National Patient Safety Goals that include specific recommendations for improving patient safety. In addition, federal tax dollars used to pay for Medicare cannot be used in an organization that is not accredited by The Joint Commission. Most of our clients seek to comply with The Joint Commission standards, and we believe that our software and services help them in this regard.

Joint Commission International. The Joint Commission International or JCI, has been working with health care organizations, ministries of health, and global organizations in over 80 countries since 1994. Over 220 public and private health care organizations in 33 countries have received JCI accreditation. JCI provides accreditation for hospitals, ambulatory care facilities, clinical laboratories, care continuum services, medical transport organizations, and primary care services, as well as certification for disease or condition specific care. As Eclipsys expands in the global healthcare market, we must now monitor for changes needed in the software to meet JCI standards for the international client base, as well as the Joint Commission Standards for our client base in the United States.

Eclipsys Offerings

We provide the following software and services:

•	Enterprise solutions that include clinical, revenue cycle and performance management software for use by clinicians and other members across a healthcare organization’s team;

•	Outpatient (clinic and physician office) software with integrated EHR and practice management capabilities;

•	Professional services related to implementation and use of our software;

•	Consulting services to help our clients improve their operations;

•	IT outsourcing; and

•	Remote hosting of client IT systems — both software from Eclipsys and from a number of third-parties.

Software

We offer a suite of solutions that help our clients coordinate operations and improve clinical, financial, and operational outcomes across their healthcare enterprise. Among other things, our software is designed to:

•	Enable clinicians to place orders and view results electronically;

•

Provide clinicians with real-time access to patient information, evidence-based clinical content and supporting references such as medical journals, as well as information regarding costs and effects of patient tests and treatments;

•	Permit simultaneous access to real-time patient information by multiple users from access points throughout the clinical environment and from remote locations;

•	Integrate clinical, financial and access processes throughout the healthcare enterprise for increased quality, safety, cost-efficiency, revenue, and client satisfaction;

•

Reconcile orders related to the patient’s care between departments and units within a healthcare location, as well as between caregivers across different venues and locations, including ambulatory settings, for improved efficiency and safety during patient handoffs, admission and discharge;

•	Gather patient demographic information and support appropriate resource utilization through integrated scheduling and registration solutions; and

•	Improve financial performance through reduced days in accounts receivable, increased cash collections, and inventory control.

Our latest-generation clinical and access solutions utilize the same architecture and share the same health data repository, while being adapted for the workflows of different environments. This infrastructure enables Eclipsys clients to tie together their workflows and operations across the entire continuum of care. Further, we have been committed to building our software on, and re-engineering and migrating existing software to, an open architecture based on the Microsoft.NET Framework and other industry-standard technologies. We believe this approach allows our software to be more extensible and easier to integrate with a client’s legacy and ancillary systems. It also enables healthcare organizations to continue to derive value from their existing technology investments, and add other software as functional needs and resources dictate, including the ability to embed and present evidence-based content.

Our XA-based solutions are designed to minimize the isolation of information and duplication of functionality that can occur with other information technology systems. We believe this approach helps enable a faster, more cost-effective implementation of our software, simplifies software maintenance and provides a lower total cost of ownership.

Sunrise EnterpriseTM is the Eclipsys software family of solutions, including the following clinical, access, financial and departmental solutions:

•

Sunrise Clinical ManagerTM includes the major integrated applications Sunrise Acute Care™, Sunrise Ambulatory Care™, Sunrise Critical Care™, Sunrise Emergency Care™ and Sunrise Pharmacy™, in addition to related modules and capabilities, such as Knowledge-Based Charting™, Knowledge-Based Medication Administration™ and others. Sunrise Clinical Manager enables a physician or other authorized clinician to view patient data and enter orders quickly at the point of care, from virtually any other point in the enterprise or through secure remote access, providing evidence-based clinical decision support at the time of order entry.

•

Sunrise Access Manager TM, which shares the Sunrise Clinical Manager platform and health data repository, includes Sunrise Enterprise SchedulingTM and Sunrise Enterprise Registration TM. These integrated solutions enable healthcare providers to identify a patient at any time within a healthcare organization and to collect and maintain patient information on an enterprise-wide basis.

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

The Enterprise Performance Management™ solution suite is a grouping of our executive tools that support direct patient care-related activities, as well as operational performance management. Eclipsys solutions focus on three critical areas for healthcare performance management: financial decision support; hospital patient flow and throughput; and clinical analytics. These solutions bring together integrated data from across the enterprise to analyze dependencies, trends and patterns, bottlenecks and areas of concern from a high level, down to the individual patient, clinician or resource.

•

Sunrise EPSi TM provides integrated analytics, budgeting and knowledge-based decision support designed to bring together all the major components of financial management — strategic planning, product line budgeting, cost accounting, and operational and capital budgeting — to plan more effectively and accurately for the future and address the financial challenges facing healthcare organizations today. Sunrise EPSi is a fully integrated, Web-based solution that can load and process data from virtually any healthcare or business software or system.

•

Sunrise Patient Flow TM gives hospitals effective management and visibility of patients’ movements throughout the enterprise enabling hospital management to identify bottlenecks and operational constraints and better coordinate resources to optimize patient flow. The solution provides enterprise-wide transparency and control over the flow process from a patient’s arrival in the Emergency Department or Admitting to patient placement and care delivery throughout hospital departments and through well-coordinated discharge planning and fast bed turnover.

•

Sunrise Clinical AnalyticsTM is an advanced clinical business intelligence solution that enables organizations to effectively track and measure clinical performance and identify how clinician actions impact outcomes. This healthcare-specific, integrated and flexible solution helps organizations monitor and improve performance related to core measures, hospital-acquired complications and other quality initiatives. The capability to track and report on such quality measures is increasingly being required of healthcare organizations.

Other Clinical/Ancillary solutions include:

•

Sunrise Record Manager™ is a health information management (HIM) solution that automates the workflow associated with the collection, maintenance and distribution of information to maximize EHR benefits. Sunrise Record Manager helps hospitals better meet regulatory reporting requirements by making data centrally, electronically accessible for easier, faster information gathering and compilation in the enterprise health information system.

•

Sunrise Laboratory™ helps high-volume hospital laboratories improve operational performance, saving both time and money and improving effective patient care. Sunrise Laboratory helps automate laboratory departmental workflow from end to end, with decision-making and reporting driven by real-time clinical information. Laboratory departments face increasing regulatory requirements, growing cost pressures, and the need to meet clinical service levels and maintain patient and physician satisfaction despite increasing volumes of work. With fully automated workflow and support for multi-departmental laboratories across a healthcare organization integrated into one information system, Sunrise Laboratory helps labs maximize throughput, decrease turnaround time, capture more revenue, and improve quality and compliance.

•

Sunrise Radiology™, a comprehensive radiology information system, and the Sunrise PACS™ picture archiving and communications system (the latter powered by Sectra) can be implemented together, separately, or as part of an image-enabled clinical information system. They deliver imaging data as an integrated part of the overall patient record that is accessible to clinicians at the point of care or other points of decision-making using any Sunrise Enterprise-enabled device.

Practice Management Solutions. Eclipsys provides a comprehensive set of Web-based information solutions that help physician practices, clinics and ambulatory surgery centers operate more efficiently. These solutions also help healthcare organizations better connect with physicians, and physicians with their patients.

•

Eclipsys PeakPracticeTM connects the clinical and business sides of a physician practice with EHR, physician practice management (PM) and supply chain (SC) systems utilizing the same technology platform. Unified clinical and operational workflow, centralized patient data and automated medical billing and supply-chain management tools enable physician practices to advance their financial health while delivering high-quality patient care. PeakPractice is an open, .NET-based solution suite that is robust, scalable, and flexible to support the complex workflows of busy patient care environments, whether for a single practice, a group practice or multi-specialty practice operating multiple locations.

•

PeakPractice EHRTM is an EHR solution that interfaces with existing practice management systems to help coordinate and facilitate care delivery. The solution enables fast, easy, shared access to information and an intuitive interface that strengthens the care workflow of a single practitioner, group practice, multi-specialty practice or ambulatory surgery center.

•

PeakPractice PMTM is a practice management solution that enables busy physician practices, clinics and surgery centers to take control of their business operations, saving money and improving cash flow.

•

Eclipsys PeakPractice SCTM (supply chain) is a Web-based inventory management application that electronically tracks and orders medical supplies and inventory for physician practices, improving cost-efficiency.

Services

Professional Services. We offer our clients professional services associated with the implementation of our software, the conversion and integration of their historical data into our software and systems, ongoing training and support in the use of our software, and consulting services to help clients improve their operations. Eclipsys’ Speed to Value methodology helps our clients quickly achieve value from their investment in Eclipsys solutions through accelerated software installation and systems configuration. Eclipsys implementation and consulting services teams work collaboratively with clients to design and execute a project plan that is adapted to each client’s unique timelines, software dependencies, hardware and network prerequisites, workflows and operational goals.

Remote Hosting. We offer remote hosting services to help our clients manage their complex healthcare IT solutions infrastructure while freeing up physical space, resources and costs associated with maintaining computer servers and deploying client-based applications on-site. Under this offering, we assume responsibility for processing Eclipsys and/or non-Eclipsys applications for our clients using equipment and personnel at our facilities. Other remote services, such as remote monitoring and remote help desk, are also offered. Software installation, upgrades and patches and network configuration and repairs are handled by Eclipsys IT professionals behind the scenes, so hospital IT departments can focus on more strategic initiatives.

Information Technology Outsourcing. Eclipsys provides full, partial or transitional IT outsourcing services to our clients. This service allows healthcare organizations to concentrate on their core mission while leveraging Eclipsys’ knowledge of healthcare processes and proven healthcare IT methodologies to build and manage an IT infrastructure that helps organizations derive value from their technology investments. We assume partial to total responsibility for a healthcare organization’s IT operations using our employees and assets. These services include facilities management, by which we assume responsibility for all aspects of client internal IT operations. These services may also include remote hosting and/or other remote services. In one or more combinations, these services help our clients to minimize the capital investment involved in staffing and maintaining its IT operations.

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

Significant Customer

Sales as a percentage of our total revenues to North Shore-Long Island Jewish Health System represented 13.2% in 2009, 10.7% in 2008, and 10.3% in 2007.

Backlog

Backlog represents system sales and services from signed contracts that have not yet been recognized as revenues. As of December 31, 2009, we had a contract backlog of approximately $1.746 billion as compared to approximately $1.575 billion as of December 31, 2008. We estimate that approximately 24% to 26% of the aggregate backlog as of December 31, 2009 will be recognized as revenues during 2010.

International

We continue efforts to expand sales of our solutions outside of North America, such as the Asia-Pacific region and the Middle East. We achieved some initial success with our sale of Sunrise Clinical Manager to SingHealth, the largest healthcare provider in Singapore. Our performance at SingHealth is being closely monitored in the region, and is proving to be a catalyst to help us drive additional business in Singapore and potentially in other countries in the Asia-Pacific region. These international initiatives are important to our ability to grow our business and require that we oversee development and client support capabilities in a high quality and cost-effective manner. Challenges we face in expanding our international sales include building brand-name recognition and adapting our software solutions to new international markets.

As of December 31, 2009, our India operations include two offices and approximately 790 employees. We believe that India provides access to educated professionals to work on software research, development and support, as well as other functions, at an economical cost and also represents a potential new market for our software.

Research and Development

The majority of our software is based on Microsoft’s .NET Framework and other industry standards.

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

Our commitment to deliver world-class products means we must continually invest in software development. In recent years we have significantly expanded our software development efforts in India, which enables us to respond more efficiently and cost effectively to changes in our software design and product development strategy.

Our research and development expenditures (including capitalized software development costs) for the last three years were as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007
Research and development costs	$85,102	$79,612	$77,400

Competition

Eclipsys faces intense competition in the marketplace. We are confronted by rapidly changing technology, evolving user needs and the frequent introduction by our competitors of new and enhanced software. Our principal competitors in our software business include Cerner Corporation, Epic Systems Corporation, GE Healthcare, Medical Information Technology, Inc., McKesson Corporation, and Siemens AG. Other software competitors include providers of practice management, general decision support and database systems, as well as segment-specific applications and healthcare technology consultants. Our services business competes with large consulting firms, as well as independent providers of technology implementation and other services. Our outsourcing business competes with large national providers of technology solutions such as Computer Sciences Corporation, Dell Perot Systems and IBM Corporation, as well as smaller firms. Several of our existing and potential competitors are better established, benefit from greater name recognition and have significantly more financial, technical and marketing resources than we do. In addition, some competitors, particularly those with a more diversified revenue base or that are privately held, may have greater flexibility than we do to compete aggressively on the basis of price and to provide favorable financing terms to clients. Vigorous and evolving competition could lead to a loss of our market share or pressure on our prices and could make it more difficult to grow our business profitably.

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

Employees

As of December 31, 2009, we had approximately 2,800 employees — 2,000 in North America and 800 overseas, of which approximately 790 are in India with a small number of employees in Asia and in the Middle East. Our success depends significantly on our continued ability to attract and retain highly skilled and qualified personnel. Competition for such personnel can be intense in our industry, particularly for software developers, implementation and service consultants and sales and marketing personnel. We cannot be assured that we will continue to attract and retain qualified personnel. Our employees are not represented by any labor unions. We consider our relations with our employees to be good.

Financial Information about Geographic Areas

Revenues are attributed to geographic areas based on the destination of the sale. Our revenues by geographic area are summarized below (in thousands):

	Year ended December 31,
	2009	2008	2007
United States	$487,109	$484,240	$444,474
Canada	26,088	26,410	31,761
Other	5,987	5,112	1,298

Total	$519,184	$515,762	$477,533

A summary of our long-lived assets by geographic area is summarized below (in thousands):

	As of December 31,
	2009	2008
United States	$417,141	$437,663
Canada	7,677	2,542
India	5,947	6,071
Other	345	—

Total	$431,110	$446,276

ITEM 1A.	RISK FACTORS

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

Software development is time consuming, expensive and complex. Unforeseen difficulties can arise. We may encounter technical obstacles and additional problems that prevent our software from operating properly. Client environments and practice patterns are widely divergent; consequently, there is significant variability in the configuration of our software from client to client, and we are not able to identify, test for, and resolve in advance all issues that may be encountered by clients. These risks are generally higher for newer software, until we have enough experience with the software to have addressed issues that are discovered in disparate client circumstances and environments, and for new installations, until potential issues associated with each new client’s particular environment and configurability are identified and addressed. Due to our ongoing development efforts, at any point in time, we generally have significant software that could be considered relatively new and therefore more vulnerable to these risks. It is also possible that future releases of our software, which would typically include additional features, may be delayed or may require additional work to address issues that may be discovered as the software is introduced into our client base. If our software contains errors or does not function consistent with software specifications or client expectations, we could be subject to significant contractual damages or contract terminations and face serious harm to our reputation, and our sales could be negatively affected.

Our software development efforts may be inefficient or ineffective, which could adversely affect our results of operations.

We face intense competition in the marketplace and are confronted by rapidly changing technology, evolving industry standards and user needs and the frequent introduction of new software and enhancements by our competitors. Our future success will depend in part upon our ability to enhance our existing software and services, and to timely develop and introduce competing new software and services with features and pricing that meet changing client and market requirements. We schedule and prioritize these development efforts according to a variety of factors, including our perceptions of market trends, client requirements, and resource availability. Our software solutions are complex and require a significant investment of time and resources to develop, test, introduce into use, and enhance. These activities can take longer than we expect. We may encounter unanticipated difficulties that require us to re-direct or scale-back our efforts and we may need to modify our plans in response to changes in client requirements, market demands, resource availability, regulatory requirements, or other factors. These factors place significant demands upon our software development organization, require complex planning and decision making, and can result in acceleration of some initiatives and delay of others. If we do not manage our development efforts efficiently and effectively, we may fail to produce, or timely produce, software that responds appropriately to our clients’ needs, or we may fail to meet client expectations regarding new or enhanced features and functionality.

Market changes could decrease the demand for our software or increase our development costs.

The healthcare information technology market is characterized by rapidly changing technologies, evolving industry standards and new software introductions and enhancements that may render existing software obsolete or less competitive. Our position in the market could erode rapidly due to the development of regulatory or industry standards that our software may not fully meet or due to changes in the features and functions of competing software, as well as the pricing models for such software. If software development for the healthcare information technology market becomes significantly more expensive due to changes in regulatory requirements or healthcare industry practices, or other factors, we may find ourselves at a disadvantage to larger competitors with more financial resources to devote to development. If we are unable to enhance our existing software and services, and to timely develop and introduce competing new software and services with features and pricing that meet changing client and market requirements, demand for our software will suffer and it will be more difficult for us to recover the cost of product development.

Any failure by us to protect our intellectual property, or any misappropriation of it, could enable our competitors to market software with similar features, which could reduce demand for our software.

We are dependent upon our proprietary information and technology. Our means of protecting our proprietary rights may not be adequate to prevent misappropriation. In addition, the laws of some foreign countries may not enable us to protect our proprietary rights in those jurisdictions. Also, despite the steps we have taken to protect our proprietary rights, it may be possible for unauthorized third parties to copy aspects of our software, reverse engineer our software or otherwise obtain and use information that we regard as proprietary. In some limited instances, clients can access source-code versions of our software, subject to contractual limitations on the permitted use of the source code. Furthermore, it may be possible for our competitors to copy or gain access to our software. Although our license agreements with clients attempt to prevent misuse of our source code and other trade secrets, the possession of our source code or trade secrets by third parties increases the ease and likelihood of potential misappropriation of our software. Furthermore, others could independently develop technologies similar or superior to our technology or design around our proprietary rights.

Failure of security features of our software could expose us to significant liabilities.

Clients use our systems to store and transmit highly confidential patient health information. Because of the sensitivity of this information, security features of our software are very important. If, notwithstanding our efforts, our software security features do not function properly, or client systems using our software are compromised, we could face claims for contract breach, fines, penalties and other liabilities for violation of applicable laws or regulations, and significant costs for remediation and re-engineering to prevent future occurrences.

RISKS RELATED TO SALES AND IMPLEMENTATION OF OUR SOFTWARE

Our sales process can be long and expensive and may not result in revenues, and the length of our sales and implementation cycles may adversely affect our operating results.

The sales cycle for our hospital software ranges from 6 to 18 months or more from initial contact to contract execution. Our hospital implementation cycle has generally ranged from 6 to 36 months from contract execution to completion of implementation. During the sales and implementation cycles, we expend substantial time, effort and resources preparing contract proposals, negotiating the contract and implementing the software. Our sales efforts may not result in a sale, in which case we will not realize any revenues to offset these expenditures. If we do complete a sale, revenue recognition can be delayed or fall below expectations if accounting principles do not allow us to recognize revenues in the same periods in which corresponding sales and implementation expenses were incurred, or clients decide to delay purchasing or implementing our software or reduce the scope of products purchased.

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

Each client’s circumstances may include unforeseen issues that make it more difficult or costly than anticipated to implement our software. As a result, we may fail to project, price or manage our implementation services correctly. If we do not have sufficient qualified personnel to fulfill our implementation commitments in a timely fashion, or if our personnel take longer than budgeted to implement our solutions, our operating results will be negatively affected. Similarly, if we must supplement our capabilities with third-party consultants, who are generally more expensive, our costs will increase.

RISKS RELATED TO OUR INFORMATION TECHNOLOGY (IT) OR TECHNOLOGY SERVICES

Various risks could interrupt clients’ access to their data residing in our service center, exposing us to significant costs and other liabilities.

We provide remote hosting services that involve running our software and third-party vendors’ software for clients in our Technology Solutions Center. The ability to access the systems and the data that the Technology Solution Center hosts and supports on demand is critical to our clients. Our operations are vulnerable to interruption and/or damage from a number of sources, many of which are beyond our control, including, without limitation: (i) power loss and telecommunications failures; (ii) fire, flood, hurricane and other natural disasters; (iii) software and hardware errors, failures or crashes; and (iv) computer viruses, hacking and similar disruptive problems. We attempt to mitigate these risks through various means including redundant infrastructure, disaster recovery plans, separate test systems and change control and system security measures, but our precautions may not protect against all problems. In addition, our disaster recovery and business continuity plans rely upon third-party providers of related services, and if those vendors fail us at a time that our center is not operating correctly, we could be unable to fulfill our contractual service commitments notwithstanding our attempts to mitigate the risks. If clients’ access is interrupted because of problems in the operation of our Technology Solutions Center, we could be exposed to significant claims by clients or their patients. Furthermore, interruption of access to data could result in a loss of revenue and liability under our client contracts, and any significant instances of system downtime could negatively affect our reputation and ability to sell our remote hosting services.

Any breach of confidentiality of client or patient data in our possession could expose us to significant expense and harm our reputation.

We must maintain facility and systems security measures to preserve the confidentiality of data belonging to our clients and their patients that resides on computer equipment in our Technology Solution Center, that we handle in our outsourcing operations, or that is otherwise in our possession. Notwithstanding the efforts we undertake to protect data, our measures can be vulnerable to infiltration as well as unintentional lapse, and if confidential information is compromised, we could face claims for contract breach, penalties and other liabilities for violation of applicable laws or regulations, significant costs for remediation and re-engineering to prevent future occurrences, and serious harm to our reputation.

Recruiting challenges and higher than anticipated costs in outsourcing our clients’ IT operations may adversely affect our profitability.

We provide outsourcing services that involve operating clients’ IT departments using our employees. At the initiation of these relationships, clients often require us to hire, at substantially the same compensation, the IT staff that had been performing the services we take on. In these circumstances, our costs may be higher than we target unless and until we are able to transition the workforce, methods and systems to a more scalable model. Various factors can make this transition difficult, including geographic dispersion of client facilities and variation in client needs, IT environments, and system configurations. Also, under some circumstances, we may incur significant costs as a successor employer by inheriting obligations of that client for which we may not be indemnified. Further, facilities management contracts require us to provide the IT services specified by contract, and in some places or at some times it can be difficult to recruit qualified IT personnel, which cause us to incur higher costs by raising salaries or relocating personnel.

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

We face intense competition in the marketplace. We are confronted by rapidly changing technology, evolving user needs and the frequent introduction by our competitors of new and enhanced software. Our principal competitors in our software business include Cerner Corporation, Epic Systems Corporation, GE Healthcare, Medical Information Technology, Inc., McKesson Corporation, and Siemens AG. Other software competitors include providers of practice management, general decision support and database systems, as well as segment-specific applications and healthcare technology consultants. Our services business competes with large consulting firms, as well as independent providers of technology implementation and other services. Our outsourcing business competes with large national providers of technology solutions such as Computer Sciences Corporation, Dell Perot Systems, and IBM Corporation, as well as smaller firms. Several of our existing and potential competitors are better established, benefit from greater name recognition and have significantly more financial, technical and marketing resources than we do. In addition, some competitors, particularly those with a more diversified revenue base or that are privately held, may have greater flexibility than we do to compete aggressively on the basis of price and to provide favorable financing terms to clients. Vigorous and evolving competition could lead to a loss of our market share or pressure on our prices and could make it more difficult to grow our business profitably.

The principal factors that affect competition within our market include software functionality, performance, flexibility and features, use of open industry standards, compliance with industry standards, speed and quality of implementation and client service and support, company reputation, price and total cost of ownership. We anticipate continued consolidation in both the information technology and healthcare industries and large integrated technology companies may become more active in our markets, both through acquisition and internal investment. There is a finite number of hospitals and other healthcare providers in our target market. As costs fall, technology improves, and market factors continue to compel investment by healthcare organizations in software and services like ours, market saturation may change the competitive landscape in favor of larger competitors with greater scale.

Clients that use our legacy software are vulnerable to sales efforts of our competitors.

A significant part of our revenue comes from relatively high-margin legacy software that was installed by our clients many years ago. As the marketplace becomes more saturated and technology advances, there will be increased competition to retain existing clients, particularly those using older generation products, and loss of this business would adversely affect our results of operations. We attempt to convert clients using legacy software to our newer generation software, but such conversions may require significant investments of time and resources by clients.

The healthcare industry faces financial constraints that could adversely affect the demand for our software and services.

Our software often involves a significant financial commitment by our clients. Our ability to grow our business is largely dependent on our clients’ information technology budgets, which in part depend on our clients’ cash generation and access to other sources of liquidity. Recent financial market disruptions have adversely affected the availability of external financing, and led to tighter lending standards and interest rate concerns. In addition, the healthcare industry faces significant financial constraints specific to the industry. Managed healthcare puts pressure on healthcare organizations to reduce costs, and regulatory changes and payor requirements have reduced reimbursements to healthcare organizations. For example, the Inpatient Prospective Payment System rules, published by the Centers for Medicare & Medicaid in the U.S., identified several “hospital-acquired conditions” for which treatment will no longer be reimbursed by Medicare. Federal, state and local governments and private payors are imposing other requirements that may have the effect of reducing payments to healthcare organizations.

These factors can reduce access to cash for our clients and potential clients. In addition, many of our clients’ budgets rely in part on investment earnings, which decrease when portfolio investment values decline. Economic factors are causing many clients to take a conservative approach to investments, including the purchase of systems like those we sell, and to seek pricing and financing concessions from vendors like us. If healthcare information technology spending declines or increases more slowly than we anticipate, or if we are not able to offer competitive pricing or financing terms, demand for our software could be adversely affected and our revenue could fall short of our expectations. Challenging economic conditions also may impair the ability of our clients to pay for our software and services for which they have contracted. As a result, reserves for doubtful accounts and write-offs of accounts receivable may increase, resulting in increased bad debt expense.

Healthcare industry consolidation could put pressure on our software prices, reduce our potential client base and reduce demand for our software.

Many healthcare organizations have consolidated to create larger healthcare enterprises. If this consolidation trend continues, it could reduce our potential client base and give the resulting enterprises greater bargaining power, each of which may lead to erosion of the prices for our software. In addition, when healthcare organizations combine they often consolidate infrastructure including IT systems, and acquisitions of our clients could erode our revenue base.

Changes in standards applicable to our software could require us to incur substantial additional development costs.

Integration and interoperability of the software and systems provided by various vendors are important issues in the healthcare industry. Market forces, regulatory authorities and industry organizations are causing the emergence of standards for software features and performance that are applicable to our products. Healthcare standards and ultimately the functionality demands of the electronic health record, or EHR, are now expanding to support community health, public health, public policy and population health initiatives. In addition, interoperability and health information exchange features that support emerging and enabling technologies are becoming increasingly important to our clients and require us to undertake large scale product enhancements and redesign.

For example, the Certification Commission for Healthcare Information Technology, or CCHIT, maintains comprehensive and growing sets of criteria for the functionality, interoperability, and security of healthcare software in the U.S. Achieving

CCHIT certification is evolving as a de facto competitive requirement, resulting in increased research and development expense to conform to these requirements. Similar dynamics are evolving in international markets. CCHIT requirements may diverge from our software’s characteristics and our development direction. We may choose not to apply for CCHIT certification of certain modules of our software or to delay applying for certification. The CCHIT application process requires conformity with 100% of all criteria applicable to each module in order to achieve certification and there is no assurance that we will receive or retain certification for any particular module notwithstanding application. Certification for a software module lasts for two years and must then be re-secured, and certification requirements evolve, so even certifications we receive may be lost. In addition, U.S. government initiatives, such as the HITECH Act described below, and related industry trends are resulting in comprehensive and evolving standards related to interoperability, privacy, and other features that are becoming mandatory for systems purchased by governmental healthcare providers and other providers receiving governmental payments, including Medicare and Medicaid reimbursement. Various state and foreign governments are also developing similar standards, which may be different and even more demanding.

Our software does not conform to all of these standards, and conforming to these standards is expected to consume a substantial and increasing portion of our development resources. If our software is not consistent with emerging standards, our market position and sales could be impaired and we will have to upgrade our software to remain competitive in the market. We expect compliance with these kinds of standards to become increasingly important to clients and therefore to our ability to sell our software. If we make the wrong decisions about compliance with these standards, or are late in conforming our software to these standards, or if despite our efforts our software fails standards compliance testing, our offerings will be at a disadvantage in the market to the offerings of competitors who have complied.

The HITECH Act is resulting in new business imperatives, and failure to provide our clients with health information technology systems that are “certified” under the HITECH Act could result in breach of some client obligations and put us at a competitive disadvantage.

The HITECH Act, which is a part of the American Recovery and Reinvestment Act of 2009, provides financial incentives for hospitals and doctors that are “meaningful EHR users,” which includes use of health information technology systems that are “certified” according to technical standards developed under the supervision of the Secretary of Health and Human Services. In addition, the HITECH Act imposes certain requirements upon governmental agencies to use, and require health care providers, health plans, and insurers contracting with such agencies to use, systems that are certified according to such standards. This has at least four important implications for us. First, we have invested in conforming our applicable clinical software to these standards and further significant investment will be required as certification standards evolve. Second, because the HITECH Act authorizes provider incentive payments to be made available beginning in calendar year 2011 and some lead time is required to implement the technologies and for clients to satisfy any associated use requirements, the work we need to do to comply with the standards must be done in a compressed timeframe and may displace other important initiatives. Third, new client prospects are requiring us to agree that our software will be certified according to applicable HITECH technical standards so that, assuming clients satisfy the meaningful use and other requirements of the HITECH Act, they will qualify for available incentive payments. We plan to meet these requirements as part of our normal software maintenance obligations, and failure to comply could result in costly contract breach and jeopardize our relationships with clients who are relying upon us to provide certified software. Fourth, if for some reason we are not able to comply with these standards in a timely fashion after their issuance, our offerings will be at a severe competitive disadvantage in the market to the offerings of vendors who have complied.

If we fail to attract, motivate and retain highly qualified technical, marketing, sales and management personnel, our ability to execute our business strategy could be impaired.

Our success depends, in significant part, upon the continued services of our key technical, marketing, sales and management personnel, and on our ability to continue to attract, motivate and retain highly qualified employees. Competition for employees with experience in our industry can be intense and we maintain at-will employment terms with our employees. In addition, the process of recruiting personnel with the combination of skills and attributes required to execute our business strategy can be difficult, time-consuming and expensive. We believe that our ability to implement our strategic goals depends to a considerable degree on our senior management team. The loss of any member of that team could hurt our business.

RISKS RELATED TO OUR INTERNATIONAL BUSINESS STRATEGY

Our growing operations in India expose us to risks that could have an adverse effect on our results of operations.

We have a significant workforce employed in India engaged in a broad range of development, support and corporate infrastructure activities that are integral to our business and critical to our profitability. Further, while there are certain cost advantages to operating in India, significant growth in the technology sector in India has increased competition to attract and retain skilled employees with commensurate increases in compensation costs. In the future, we may not be able to hire and retain such personnel at compensation levels consistent with our existing compensation and salary structure. Many of the companies with which we compete for hiring experienced employees have greater resources than we have and may be able to offer more attractive terms of employment. In addition, our operations in India require ongoing capital investments and expose us to foreign currency fluctuations, which may significantly reduce or negate any cost benefit anticipated from such expansion.

In addition, our reliance on a workforce in India exposes us to disruptions in the business, political and economic environment in that region. Maintenance of a stable political environment is important to our operations, and terrorist attacks and acts of violence or war may directly affect our physical facilities and workforce or contribute to general instability. Our operations in India may also be affected by trade restrictions, such as tariffs or other trade controls, as well as other factors that may adversely affect our operations.

Our business strategy includes expansion into markets outside North America, which will require increased expenditures and if our international operations are not successfully implemented, such expansion may cause our operating results and reputation to suffer.

We are working to expand operations in markets outside North America. There is no assurance that these efforts will be successful. We have limited experience in marketing, selling, implementing and supporting our software abroad. Expansion of our international sales and operations will require a significant amount of attention from our management, establishment of service delivery and support capabilities to handle that business and commensurate financial resources, and will subject us to risks and challenges that we would not face if we conducted our business only in the United States. We may not generate sufficient revenues from international business to cover these expenses.

The risks and challenges associated with operations outside the United States may include: the need to modify our software to satisfy local requirements and standards, including associated expenses and time delays; laws and business practices favoring local competitors; compliance with multiple, conflicting and changing governmental laws and regulations, including healthcare, employment, tax, privacy, healthcare information technology, and data and intellectual property protection laws and regulations; laws regulating exports of technology products from the United States; fluctuations in foreign currency exchange rates; difficulties in setting up foreign operations, including recruiting staff and management; and longer accounts receivable payment cycles and other collection difficulties. One or more of these requirements and risks may preclude us from operating in some markets.

Foreign operations subject us to numerous stringent U.S. and foreign laws, including the Foreign Corrupt Practices Act, or FCPA, and comparable foreign laws and regulations that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. and other business entities for the purpose of obtaining or retaining business. As we expand our international operations, there is some risk of unauthorized payments or offers of payments by one of our employees, consultants, sales agents or distributors, which could constitute a violation by Eclipsys of various laws including the FCPA, even though such parties are not always subject to our control. Safeguards we implement to discourage these practices may prove to be less than effective and violations of the FCPA and other laws may result in severe criminal or civil sanctions, or other liabilities or proceedings against us, including class action law suits and enforcement actions from the SEC, Department of Justice and overseas regulators.

RISKS RELATED TO OUR OPERATING RESULTS, ACCOUNTING CONTROLS AND FINANCES

Our operating results may fluctuate significantly depending upon periodic software revenues and other factors.

We have experienced significant variations in revenues and operating results from quarter to quarter. Our operating results may continue to fluctuate due to a number of factors, including:

•	The performance of our software and our ability to promptly and efficiently address software performance shortcomings or warranty issues;

•	The cost, timeliness and outcomes of our software development and implementation efforts, including expansion of our presence in India;

•	The timing, size and complexity of our software sales and implementations;

•	Healthcare industry conditions and the overall demand for healthcare information technology;

•	Variations in periodic software license revenues (as discussed more fully below);

•	The financial condition of our clients and potential clients;

•	Market acceptance of new services, software and software enhancements introduced by us or our competitors;

•	Client decisions regarding renewal or termination of their contracts;

•	Software and price competition;

•	Investment required to support our international expansion efforts;

•	Personnel changes and other organizational changes and related expenses;

•	Significant judgments and estimates made by management in the application of generally accepted accounting principles;

•	Healthcare reform measures and healthcare regulation in general;

•	Lower investment returns due to disruptions in U.S. and international financial markets;

•	Fluctuations in costs related to litigation, strategic initiatives, and acquisitions; and

•	Fluctuations in general economic and financial market conditions, including interest rates.

It is difficult to predict the timing of revenues that we receive from software sales, because the sales cycle can vary depending upon several factors. These include the size and terms of the transaction, the changing business plans of the client, the effectiveness of the client’s management, general economic conditions and the regulatory environment. The periodic software revenues we recognize in any financial reporting period include traditional license fees associated with sales made in that period, as well as revenues from contract backlog that had not previously been recognized pending contract performance that occurred or was completed during the period, and certain other activities during the period associated with existing client relationships. Although these periodic software revenues represent a relatively small portion of our overall revenue in any period, they generally have high margins and are therefore an important element of our earnings. The type and amount of these periodic revenues can fluctuate significantly from period to period for various reasons including economic conditions, market factors, and client-specific situations. These variations make it difficult to predict the nature and amount of these periodic revenues. We offer clients a subscription pricing model that allows them to pay software license fees over time, and we believe economic conditions and cash conservation by clients, attempts by clients to match their software costs more closely to funds they anticipate receiving in the future under the HITECH Act, and other factors are likely to motivate many clients in 2010 to prefer subscription pricing. While this is beneficial to our backlog and long-term revenue visibility, it may adversely affect our periodic software revenues in 2010, which will adversely affect earnings if we are not able to compensate through other revenue sources or expense controls.

Because a significant percentage of our expenses are relatively fixed, variation in the timing of sales and implementations could cause significant variations in operating results and resulting stock price volatility from quarter to quarter. We believe that period-to-period comparisons of our historical results of operations are not necessarily meaningful. Investors should not rely on these comparisons as indicators of future performance.

In addition, prices for our common stock may be influenced by investor perception of us and our industry in general, research analyst recommendations, and our ability to meet or exceed quarterly performance expectations of investors or analysts.

Early termination of client contracts or contract penalties could adversely affect our results of operations.

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

We recognize a significant portion of our revenues from clients monthly over the terms of their agreements, which are generally for periods of 5 to 7 years and can be up to 10 years. As a result, much of the revenue that we report each quarter is attributable to agreements executed during prior quarters. Consequently, a decline in sales, client renewals, or market acceptance of our software in one quarter may negatively affect our revenues and profitability in future quarters. In addition, we may be unable to rapidly adjust our cost structure to compensate for reduced revenues. This monthly revenue recognition also makes it more difficult for us to rapidly increase our revenues through additional sales in any period, as a significant portion of revenues from new clients or new sales may be recognized over the applicable agreement term.

Loss of revenue from large clients could have significant negative impact on our results of operations and overall financial condition.

During the fiscal year ended December 31, 2009, approximately 42% of our revenues were attributable to our 20 largest clients and one client represented 13.2% of our revenues. In addition, approximately 49% of our accounts receivable as of December 31, 2009 were attributable to 20 clients. Loss of revenue from significant clients or failure to collect accounts receivable, whether as a result of client payment default, contract termination, or other factors could have a significant negative impact on our results of operation and overall financial condition.

Impairment of intangible assets could increase our expenses.

A significant portion of our assets consists of intangible assets, including capitalized software development costs and goodwill and other intangibles acquired in connection with acquisitions. Current accounting standards require us to evaluate goodwill on an annual basis and other intangibles if certain triggering events occur, and adjust the carrying value of these assets to net realizable value when such testing reveals impairment of the assets. Various factors, including regulatory or competitive changes, could affect the value of our intangible assets. If we are required to write-down the value of our intangible assets due to impairment, our reported expenses will increase, resulting in a corresponding decrease in our reported profit.

Failure to maintain effective internal controls could cause our investors to lose confidence and adversely affect the market price of our common stock.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that we maintain internal control over financial reporting that meets applicable standards. We may err in the design or operation of our controls, and all internal control systems, no matter how well designed and operated, can provide only reasonable assurance that the objectives of the control system are met. Because there are inherent limitations in all control systems, there can be no absolute assurance that all control issues have been or will be detected. If we are unable, or are perceived as unable, to produce reliable financial reports due to internal control deficiencies, investors could lose confidence in our reported financial information and operating results, which could result in a negative market reaction.

Funds invested in auction rate securities may not be liquid or accessible for in excess of 12 months, and our auction rate securities may experience further fair value adjustments or other-than-temporary declines in value, which would adversely affect our financial condition, cash flow and reported earnings.

Our long-term investment portfolio is invested in auction rate securities, or ARS. Beginning in February 2008, negative conditions in the credit and capital markets resulted in failed auctions of our ARS. The ratings on some of the ARS in our portfolio have been downgraded, and there may be further deterioration in creditworthiness in the future. We reevaluate the fair value of these securities on a quarterly basis. See Note B – “Recently Issued Accounting Pronouncements” and Note D – “Long-Term Investments” in Notes to the Consolidated Financial Statements for further information. If uncertainties in the credit and capital markets continue, these markets deteriorate further or we experience further deterioration in creditworthiness on any investments in our portfolio, funds associated with these securities may not be liquid or available to fund current operations for in excess of 12 months. This could result in further fair value adjustments or other-than-temporary impairments in the carrying value of our investments, which would negatively affect our financial condition, cash flow and reported earnings.

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

Although we believe at this time that our available cash and cash equivalents, the cash we anticipate generating from operations, and our available line of credit under our credit facility will be adequate to meet our foreseeable needs, we could incur significant expenses or shortfalls in anticipated cash generated as a result of unanticipated events in our business or competitive, regulatory, or other changes in our market. As a result, we may in the future need to obtain other financing. The availability of such financing may be limited by the tightening of the global credit markets. In addition, the commitment under our credit facility expires on August 26, 2011. Our ability to renew such credit facility or to enter into a new credit facility to replace the existing facility could be impaired if market conditions experienced in 2008 and 2009 continue or worsen. In addition, if credit is available, lenders may seek more restrictive lending provisions and higher interest rates that may reduce our borrowing capacity and increase our costs.

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

We provide software and content that provides information and tools for use in clinical decision-making, provides access to patient medical histories and assists in creating patient treatment plans. If our software fails to provide accurate and timely information, or if our content or any other element of our software is associated with faulty clinical decisions or treatment, we could have exposure to claims by clients, clinicians or their patients. The assertion of such claims, whether or not valid, and ensuing litigation, regardless of its outcome, could result in substantial cost to us, divert management’s attention from operations and decrease market acceptance of our software. We attempt to limit by contract our liability for damages and to require that our clients assume responsibility for medical care and approve all system rules and protocols. Despite these precautions, the allocations of responsibility and limitations of liability set forth in our contracts may not be enforceable, may not be binding upon our client’s patients, or may not otherwise protect us from liability for damages. We maintain general liability and errors and omissions insurance coverage, but this coverage may not continue to be available on acceptable terms or may not be available in sufficient amounts to cover one or more large claims against us. In addition, the insurer might disclaim coverage as to any future claim. One or more large claims could exceed our available insurance coverage.

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

Our software strategy is substantially dependent upon Microsoft’s .NET Framework and other Microsoft technologies. If Microsoft were to cease actively supporting .NET or other technologies that we use, fail to update and enhance them to keep pace with changing industry standards, encounter technical difficulties in the continuing development of these technologies or make them unavailable to us, we could be required to invest significant resources in re-engineering our software. This could lead to lost or delayed sales, loss of functionality, increased client costs associated with platform changes, and unanticipated development expenses.

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

•	In future acquisitions, we could issue additional shares of our common stock, incur additional indebtedness or pay consideration in excess of book value, which could dilute future earnings.

•	Acquisitions also expose us to the risk of assumed known and unknown liabilities.

•	New business acquisitions generate significant intangible assets that result in substantial related amortization charges and possible impairments.

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

Other countries in which we do business have agencies similar to the FDA that may also impose regulations affecting our software. If we fail to comply with applicable requirements, the FDA or foreign agencies could respond by imposing fines, injunctions or civil penalties, requiring recalls or software corrections, suspending production, refusing to grant pre-market clearance or approval of software, withdrawing clearances and approvals, and initiating criminal prosecution. Any FDA or foreign agency policy governing computer products or content may increase the cost and time to market of new or existing software or may prevent us from marketing our software.

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

Our board of directors has the authority to issue up to 5,000,000 shares of preferred stock. Our board of directors can fix the price, rights, preferences, privileges and restrictions of the preferred stock without any further vote or action by our stockholders. The issuance of shares of preferred stock may discourage, delay or prevent a merger or acquisition of our company. The issuance of preferred stock may result in the loss of voting control to other stockholders. We have no current plans to issue any shares of preferred stock but in the future we could implement a stockholder rights plan or make other uses of preferred stock that could inhibit a potential acquisition of the company.

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

Our corporate headquarters are located in Atlanta, Georgia under a lease that expires in September 2017. In addition, we maintain leased office space in Irvine, California; San Jose, California; Farmington, Connecticut; West Des Moines, Iowa; Boston, Massachusetts; St. Louis, Missouri; Mountain Lakes, New Jersey; Malvern, Pennsylvania; Richmond, British Columbia, Canada; Vadodara, India; Pune, India; Dubai, United Arab Emirates; and certain small offices for remote employees. These leases expire at various times through February 2023.

Item 3.	Legal Proceedings

See Note N - Commitments and Contingencies in the Notes to our Consolidated Financial Statements.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our stockholders during the fourth quarter of 2009.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our common stock trades on the NASDAQ Global Select Market under the symbol “ECLP”. The following table sets forth, for the quarters indicated, the high and low sales closing prices of our common stock as reported by the NASDAQ Global Select Market:

	High	Low
2009
First quarter	$14.75	$7.47
Second quarter	$18.40	$9.54
Third quarter	$20.12	$16.15
Fourth quarter	$21.06	$18.25
2008
First quarter	$26.16	$19.50
Second quarter	$22.14	$18.36
Third quarter	$23.31	$17.58
Fourth quarter	$21.09	$11.62

Dividends

We have never paid or declared any cash dividends on our common stock or other securities and do not anticipate paying cash dividends in the foreseeable future. We currently intend to retain all future earnings, if any, for use in the operation of our business.

Shares Available Under Equity Compensation Plans

Information regarding securities authorized for issuance under equity compensation plans is provided under Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters in Part III of this Form 10-K.

Comparative Stock Performance

The following graph compares the cumulative total stockholder return on our common stock from December 31, 2004 to December 31, 2009 with the cumulative total return of (i) the companies traded on the NASDAQ Global Select Market (the “NASDAQ Composite Index”) and (ii) the NASDAQ Computer & Data Processing Index. The graph assumes the investment of $100.00 on December 31, 2004 in (i) our common stock, (ii) the NASDAQ Composite Index and (iii) the NASDAQ Computer & Data Processing Index, and assumes that any dividends are reinvested.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Eclipsys Corporation, The NASDAQ Market Index

And The NASDAQ Computer & Data Processing Index

* $100 invested on December 31, 2004 in stock & index-including reinvestment of dividends.

	Cumulative Total Return for the Year Ended December 31,
	2004	2005	2006	2007	2008	2009
Eclipsys Corporation	$100.00	$92.66	$100.64	$123.89	$69.46	$90.65
NASDAQ Market Index	100.00	102.20	112.68	124.57	74.71	108.56
NASDAQ Computer & Data Processing	100.00	102.31	115.37	137.43	78.56	132.54

The Eclipsys Corporation index is based upon the closing prices of Eclipsys common stock on the last trading day as follows:

	2004	2005	2006	2007	2008	2009
Closing price of Eclipsys common stock	$20.43	$18.93	$20.56	$25.31	$14.19	$18.52

On February 19, 2010, the closing price of Eclipsys common stock was $18.24.

Note: The graph above depicts prices on December 31 of each year shown, but not prices between those dates. The stock price performance shown on the graph above is not necessarily indicative of future price performance. This graph is not “soliciting material,” is not deemed “filed” with the Securities and Exchange Commission and is not to be incorporated by reference in any of our filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, regardless of any general incorporation language in such filing.

Holders of Record

As of February 19, 2010, we had approximately 375 stockholders of record of Eclipsys’ common stock. This figure does not include a substantially greater number of “street name” holders or beneficial holders of our common stock, whose shares are held of record by banks, brokers and other financial institutions.

Issuer Purchases of Equity Securities

The following table sets forth information with respect to purchases by Eclipsys of its equity securities registered pursuant to Section 12 of the Exchange Act during the quarter ended December 31, 2009:

Period	(a) Total Number of Shares of Common Stock Purchased		(b) Average Price Paid Per Share of Common Stock	(c) Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs
October 1-31, 2009	—		—	—
November 1-30, 2009	—		—	—
December 1-31, 2009	37,073	(1)	$18.25	—

Total	37,073		$18.25	—

(1)

These shares were tendered to the Company by employees holding common stock initially issued to them in the form of restricted stock awards in order to reimburse the Company for income tax deposits paid by the Company on their behalf in respect of taxable income resulting from scheduled vesting of those awards.

Item 6.	Selected Financial Data

The Consolidated Statements of Operations for the years ended December 31, 2009, 2008 and 2007, and the Consolidated Balance Sheets data as of December 31, 2009 and 2008, are derived from our audited Consolidated Financial Statements appearing elsewhere in this Annual Report on Form 10-K. The Consolidated Statements of Operations for the years ended December 31, 2006 and 2005, and the Consolidated Balance Sheets data as of December 31, 2007, 2006, and 2005, are derived from audited Consolidated Financial Statements that have not been included in this filing.

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

Consolidated Statements of Operations

(in thousands, except per share data)

	2009	2008	2007	2006	2005
Revenues:
Systems and services	$509,060	$495,643	$460,853	$409,450	$370,380
Hardware	10,124	20,119	16,680	18,092	12,962

Total revenues	519,184	515,762	477,533	427,542	383,342

Costs and expenses:
Cost of systems and services (excluding depreciation and amortization shown below)	271,400	280,694	263,557	237,617	225,131
Cost of hardware	8,543	16,945	12,230	14,592	11,055
Sales and marketing	91,493	85,911	76,172	63,391	64,080
Research and development	55,610	61,435	56,480	57,768	51,771
General and administrative	45,095	38,457	32,677	24,972	19,479
Depreciation and amortization	32,180	22,098	17,924	15,736	14,659
In-process research and development	—	850	—	—	—
Restructuring charges	5,434	—	1,175	14,670	—

Total costs and expenses	509,755	506,390	460,215	428,746	386,175

Income (loss) from operations	9,429	9,372	17,318	(1,204)	(2,833)
Gain on sale of assets	2,549	4,370	12,761	—	—
Loss on investments, net	(205)	(609)	—	—	—
Interest expense	(3,368)	(2,117)	—	—	—
Interest income	2,136	6,074	7,070	5,335	3,102

Income before income taxes	10,541	17,090	37,149	4,131	269
Provision for (benefit from) income taxes (1)	7,833	(82,416)	(3,992)	38	—

Net income	$2,708	$99,506	$41,141	$4,093	$269

Basic earnings per share:
Net income	$2,708	$99,506	$41,141	$4,093	$269
Less: Income allocated to pariticipating securities	28	1,176	339	40	3

Net income available to common shareholders	$2,680	$98,330	$40,802	$4,053	$266

Basic weighted average common shares outstanding	55,940	54,089	52,915	51,526	47,955

Basic earnings per share	$0.05	$1.82	$0.77	$0.08	$0.01

Diluted earnings per share:
Net income	$2,708	$99,506	$41,141	$4,093	$269
Less: Income allocated to pariticipating securities	28	1,160	333	38	3

Net income available to common shareholders	$2,680	$98,346	$40,808	$4,055	$266

Basic weighted average common shares outstanding	55,940	54,089	52,915	51,526	47,955
Dilutive portion of potential common shares	681	763	1,081	1,392	2,045

Diluted weighted average common shares outstanding	56,621	54,851	53,996	52,918	50,000

Diluted earnings per share	$0.05	$1.79	$0.76	$0.08	$0.01

(1)

As of September 30, 2008, the Company reversed substantially all of its valuation allowance recorded against the Company’s net deferred tax assets, which resulted in a non-cash income tax benefit in the third quarter of 2008 totaling $79.3 million.

Balance Sheet Data

	(in thousands)
	December 31,
	2009	2008	2007	2006	2005
Cash and cash equivalents	$123,160	$108,304	$22,510	$41,264	$76,693
Marketable securities	—	154	168,925	89,549	37,455
Working capital	54,956	79,004	163,763	89,597	52,245
Long-term investments	85,988	107,215	—	—	—
Total assets	697,064	708,875	436,721	363,278	328,671
Long-term debt and capital lease obligations	29,727	105,000	—	—	—
Stockholders’ equity	435,827	397,997	258,014	190,656	145,529

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

EXECUTIVE OVERVIEW

About the Company

Eclipsys is a provider of advanced integrated clinical, revenue cycle and performance management software and related professional services that help healthcare organizations and physicians improve clinical, financial, and operational outcomes. We develop and license proprietary software and content that is designed for use in connection with many of the key clinical, financial and operational functions that healthcare organizations require. Among other things, our software:

•	Enables physicians, nurses and other clinicians to coordinate care through shared electronic medical records, place orders and access and share information about patients,

•	Provides information for use by physicians, nurses and other clinicians through clinical content, which is integrated with our software,

•	Helps our clients optimize the healthcare revenue cycle, including patient admissions, scheduling, invoicing, inventory control and cost accounting, and

•	Supports clinical and financial planning and analysis.

We also provide professional services related to our software. These services include software implementation and maintenance, outsourcing of information technology operations, remote hosting of our software and third-party healthcare information technology applications, technical and user training, and consulting.

With the exception of hardware revenues, we classify our revenues in one caption (systems and services) in our Consolidated Statements of Operations because the amount of license revenues related to traditional software contracts is less than 10% of total revenues. The remaining revenue types included in this caption relate to bundled subscription arrangements and other services arrangements that have similar attribution patterns for revenue recognition. The revenue items shown on our Consolidated Statements of Operations are as follows:

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

•

Hardware revenues result from the sale of computer hardware to our clients in connection with their implementation of our software. We purchase this hardware from suppliers and resell it to our clients. As clients elect more remote-hosted solutions, clients’ need for hardware is reduced and future hardware revenues may continue to be negatively impacted. The amount of hardware revenues can vary significantly from period to period. Margins on our hardware revenues are generally significantly lower than margins on our systems and services revenues.

We market our software to healthcare providers of many different sizes and specialties, including community hospitals, large multi-entity healthcare systems, academic medical centers, outpatient clinics and physician practices. A number of the top-ranked U.S. hospitals named in U.S. News & World Report’s Honor Roll use one or more of our solutions.

We continue to focus on expanding sales of our solutions outside of North America, such as the Asia-Pacific region and the Middle East. As of December 31, 2009, our India operations have expanded to include two offices and approximately 790 employees. We believe that India provides access to educated professionals to work on software research, development and support, as well as other functions, at an economical cost.

Business Environment

Our industry, healthcare information technology, or HIT, is highly competitive and subject to numerous government regulations and industry standards. Sales of Eclipsys’ solutions can be affected significantly by many competitive factors, including the features and cost of our solutions as compared to the offerings of our competitors, our marketing effectiveness, and the success of our research and development of new and enhanced solutions. We anticipate that the HIT industry will continue to grow and be seen as a way to address growing healthcare costs while also improving the quality of healthcare.

Economic conditions have adversely affected the availability of capital for some of our clients and potential clients, with commensurate effects on their decisions about HIT spending. In addition, current economic conditions may increasingly motivate some clients and potential clients to prefer software subscription contracting to traditional licensing arrangements as a means to lower the amount of the upfront investment to purchase and implement HIT solutions. Given that periodic revenues from traditional license arrangements carry high margins and contribute significantly to overall profitability in the transaction period, this client contracting preference may negatively affect our profitability in the near term. In addition, the pricing environment for certain market segments is becoming increasingly difficult. Some competitors are becoming more aggressive on pricing as a way to gain or avoid losing market share. We believe this emerging market dynamic of more aggressive pricing competition is the result of an increasing number of hospitals with older, less robust clinical systems beginning to evaluate replacement in light of the incentives being offered through the Health Information Technology for Economic and Clinical Health Act, or HITECH Act, which is part of the American Reinvestment and Recovery Act of 2009, or ARRA, among other factors.

Economic factors have contributed to a difficult operating environment, and we have responded with various initiatives to reduce and control our expenses, including headcount reductions to better align with currently anticipated business conditions. However, the difficult economy, client financial challenges, and significant development requirements, combined with the positive effects of the HITECH Act and other factors motivating healthcare providers to expand use of information technology systems (discussed in more detail under Part 1, Item 1, “Healthcare Industry Factors”) have resulted in an unusual business environment that makes planning and forecasting challenging.

Initiatives and Challenges for 2010

Respond to clients’ needs through ARRA and CCHIT certification and our “Speed-to-Value” implementation methodology

We believe helping our clients achieve ARRA “meaningful use” is critical to our future success and failure to do so in a timely manner could put us at a severe competitive disadvantage.

The HITECH Act, which is part of the ARRA, provides financial incentives for hospitals and doctors that are “meaningful users” of electronic health records, or EHRs, which includes use of HIT systems that are “certified” according to technical standards developed under the supervision of the Secretary of Health and Human Services. Qualifying hospitals and physicians can receive significant aggregate payments over a period of approximately four or five years beginning in 2011. The HITECH Act also provides for financial penalties in the form of reduced Medicare reimbursement payments for hospitals and doctors that have not become “meaningful users” of EHRs by 2015. As a result of these incentives and future penalties, we have noticed increased interest in our offerings. In order to take advantage of this opportunity and preserve our competitiveness, we are committing to clients that we will timely meet the HITECH Act certification standards. This has required us to invest in our applicable clinical software to conform to HITECH Act standards, and will require significant additional development investments as certification standards evolve.

CCHIT certification is also an important factor to many clients and potential clients in our target market and we believe that failure to have CCHIT certified products and to demonstrate compliance plans for products that are not certified could put us at a competitive disadvantage. Accordingly, we are devoting significant resources to conforming our software to current and anticipated CCHIT criteria as well as certification criteria under the HITECH Act and believe this is critical to our future growth and success.

Some of our software is complex and highly configurable and many clients value our ability to adapt the software to their specific needs. However, this high degree of configurability can result in significant implementation costs, which can make our offering too expensive for some potential purchasers. Our ability to reach our goals for expansion into smaller clients and in the international market, and to sell to clients with budgetary constraints, depends upon our ability to develop less costly ways of implementing our complex software. We are currently selling a new “speed to value” implementation methodology that we developed to address this issue and we will continue our efforts to refine this approach and expand its use.

Deploy Community Strategy

Our community strategy is focused on helping our hospital clients better connect with affiliated physicians and other constituents in their communities. Hospitals are actively looking for solutions they can provide for physicians to establish stronger relationships through electronic sharing of patient information. To help them achieve this, we market Sunrise Ambulatory CareTM and PeakPracticeTM solutions that our hospital clients can use to extend the inpatient Eclipsys EHR to the community for both employed and affiliated physicians.

We also have introduced Eclipsys HealthXchange™, a vendor-neutral health information exchange solution that enables access, exchange and sharing of health information among disparate systems within and across acute care, ambulatory and community settings.

Given the growing desire of our current and potential client base to enhance their electronic sharing of patient information within their “community”, we believe it is critical we continue to improve, market, and sell these solutions in 2010.

Improve Operating Margins

In the second quarter of 2009, we launched an initiative designed to more effectively align and engage our employees, implement best practice processes across all major business segments, and improve operating margins. To support this initiative, we engaged an outside consultant to assists us with a thorough evaluation of our business.

As a result of this project, we developed together an operational plan that targeted very specific, achievable goals with accountability for milestones and cost savings targets at both the executive management and departmental level. We then established a governance structure to manage the change process and results measurement tracking and also contracted with the consultant through the second quarter of 2010 to assist in the implementation of the initiative, and we will continue to implement this initiative through 2010. In the third quarter of 2009, we launched phase one of this initiative. We estimate the annualized benefits of the initiative to approximate $12 to 13 million, and we expect to reach this run rate beginning in the third quarter of 2010. Due to the phasing in of this initiative, we expect the benefits realized in 2010 will be in the $7 to $8 million range, net of related consulting expenses.

Pursue International Growth

We continue efforts to expand sales of our solutions in the Asia-Pacific region and the Middle East. We achieved some initial success with our sale of Sunrise Clinical Manager to SingHealth, the largest healthcare provider in Singapore. Our performance at SingHealth is being closely monitored in the region, and could prove to be a catalyst to help us drive business in new international markets. These international initiatives are important to our ability to grow our business and require that we oversee development and client support capabilities in a high quality and cost-effective manner. We may face challenges building brand-name recognition and adapting our software solutions to new international markets.

Execute on Development Initiatives

In addition to requirements to help bring our clients to ARRA “meaningful use” we continue to develop other solutions to meet our client’s needs. We continue to emphasize development and marketing of our performance management suite of solutions, consisting of Sunrise EPSi™, Sunrise Patient Flow™ and Sunrise Clinical Analytics™. These solutions help healthcare organizations streamline and automate manual processes required to gather, analyze and display enterprise-wide information. They also enable hospital senior and department level management to more easily identify areas requiring intervention and to improve clinical quality, regulatory compliance, cost-efficiency, resource utilization and patient satisfaction. We think an integrated performance management offering can be a competitive differentiator for us, but it requires investment to develop these independent applications into an integrated solution.

Another important research and development initiative includes continued work on making our Sunrise EnterpriseTM platform more extensible to better interoperate with solutions from third party vendors. Sunrise Enterprise 5.5, which we expect to make generally available in the second quarter of 2010, is an important step towards providing this capability. Our goal is to make future versions of our platform even more extensible.

We plan to use our open platform to enable and encourage third parties to write applications that work with our software. This should give our clients enhanced functionality through a broader range of applications than we provide, faster time to market for new development, and flexibility in selecting solutions that meet their needs. We view having an open platform as an important competitive differentiator and our continued development of this platform is an important part of our plans for future success.

Another major initiative is the migration of our patient accounting solutions, Sunrise Patient FinancialsTM, to the same XATM platform as Sunrise Clinical ManagerTM and other Sunrise EnterpriseTM solutions, such as Sunrise Enterprise RegistrationTM and Sunrise Enterprise SchedulingTM. Once Sunrise Patient Financials is on the same platform we can bring to market a completely integrated clinical and revenue cycle management solution, which some potential clients view as an important factor in their selection of an enterprise vendor. This solution is expected to be generally available in the second half of 2011. With so many hospitals running on extremely antiquated patient accounting systems, we anticipate a growing demand for more modern solutions.

Recent Performance and Outlook

Our 2009 performance was in line with our expectations due to higher periodic software license revenues late in the year and improved expense reductions, substantially offset by continued decreases in professional service revenues. We experienced year-over-year growth in our recurring revenues, which were substantially offset by decreases in professional services and hardware revenues. We experienced improvement late in the year, including total revenue growth of 5.4% during the fourth quarter of 2009 compared to the fourth quarter of 2008. New business bookings in 2009, which reflects the value of executed contracts for software related services, hardware, and managed services (hosting of software in our data center and outsourcing services) was $390.5 million, which is a decrease of 5.5% compared to $413.2 million in 2008. New business bookings do not include the value of client renewals. The decrease in new business bookings reflects a decrease in managed services bookings, partially offset by higher software related bookings in 2009 compared to 2008. In 2009, we began to see some positive bookings related to activity from ARRA that has contributed to growth in our backlog, which increased to approximately $1.746 billion as of December 31, 2009, as compared to approximately $1.575 billion as of December 31, 2008. ARRA creates market share opportunity as many potential clients are assessing their current vendor’s ability to help meet these requirements. We expect bookings activity from ARRA to continue to build in 2010, as clients and prospects execute purchasing decisions required to meet ‘meaningful use’ requirements.

Total revenues of $519.2 million in 2009 were 0.7% higher than 2008. The 2009 revenues were positively affected by increases in ratable and periodic revenues from software, maintenance, outsourcing and remote hosting, but negatively affected by continued softness in our professional services business, resulting from fewer large enterprise activations impacted by lower enterprise sales in the second half of 2008 and the first half of 2009. Softness in enterprise sales reflects the effect of economic pressures on our clients’ spending, and delay by some clients of capital investments pending further definition of ARRA requirements. The HITECH Act appears to be starting to drive increased demand for clinical enterprise solutions, and our professional services business should improve in 2010 compared to recent activity if we are successful in signing significant new enterprise transactions during the first three quarters of 2010.

We recorded $32.7 million of periodic software license revenues in 2009 representing a 15.6% increase compared to 2008. This revenue stream can fluctuate dramatically depending on whether we are able to record the license revenues at contract signing, which is dependent on each individual client’s contract terms. Therefore, it is difficult to project periodic license revenues in future quarters, and declines in periodic license revenues can have a significant adverse effect on our earnings.

Our earnings for 2009 reflected certain cost reduction efforts as well as labor cost capitalization associated with our ongoing development of Sunrise XA 5.5, which is expected to be released in the second quarter of 2010. Labor cost capitalization is expected to decrease in 2010 with the anticipated completion of development of Sunrise XA 5.5, and amortization of previously capitalized development costs is expected to increase due to significant capitalization associated with Sunrise XA 5.5. We plan to continue to focus on operational efficiency and cost controls during 2010, and we continue to engage a consulting firm to assist us in that endeavor.

Pre-tax income for 2009 was $10.5 million, which includes a $5.4 million restructuring charge, compared to $17.1 million of pre-tax income in 2008. Results can vary due to many factors including the effects on demand of factors like the HITECH Act and other emerging changes in the market and regulatory environment for our clients; increasing price competition in certain market segments, as certain competitors attempt to retain market share; timing of license revenues; and capitalized software labor deferrals, which also can fluctuate based on project activity.

New Accounting Pronouncements

See Note B – Summary of Significant Accounting Policies in the Notes to our Consolidated Financial Statements for a description of new accounting pronouncements.

Critical Accounting Policies

We believe there are several accounting policies that are critical to the understanding of our historical and future performance as these policies affect the reported amount of revenues and expenses and other significant areas and involve management’s most difficult, subjective or complex judgments and estimates. On an ongoing basis, management evaluates and adjusts its estimates and judgments, as deemed appropriate. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingencies. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be materially different from those estimates. These critical accounting policies relate to revenue recognition, allowance for doubtful accounts, capitalized software development costs, stock based compensation, income taxes and intangible assets. Please refer to Note B – Summary of Significant Accounting Policies in the Notes to our Consolidated Financial Statements for further discussion of our significant accounting policies.

Revenue Recognition

Revenues are derived from licensing of computer software; software and hardware maintenance; professional services (including implementation, integration, training and consulting); remote hosting; outsourcing; network services; and the sale of computer hardware.

We generally contract under multiple element arrangements, which include software license fees, hardware and services, including implementation, integration, training and software maintenance, for periods of 5 to 7 years and can be up to 10 years. We evaluate revenue recognition on a contract-by-contract basis as the terms of each arrangement vary. The evaluation of our contractual arrangements often requires judgments and estimates that affect the timing of revenues recognized in our Consolidated Statements of Operations. Specifically, we may be required to make judgments about:

•	Whether the fees associated with our software and services are fixed or determinable,

•	Whether collection of our fees is considered probable,

•	Whether professional services are essential to the functionality of the related software,

•	Whether we have the ability to make reasonably dependable estimates in the application of the percentage-of-completion method, and

•	Whether we have verifiable objective evidence of fair value for our software and services.

We recognize revenues once the following criteria are met:

•	There is a signed contract evidencing an arrangement exists,

•	Delivery has occurred,

•	The fee is fixed or determinable,

•	Collectability is probable, and

•	Remaining obligations under the agreement are insignificant.

Many of our contracts with our clients are multiple element arrangements that provide for multiple software modules including the rights to unspecified future versions and releases we may offer within the software suites the client purchases or rights to unspecified software versions that support different hardware or operating platforms, and that do not qualify as exchange rights. We refer to these arrangements as subscription contracts. Additionally, we sometimes enter into multiple element arrangements that do not include these rights to unspecified future software or platform protection rights. We refer to these arrangements as traditional software contracts. Finally, we offer much of our software and services on a stand-alone basis. Revenues under each of these arrangements are recognized as set forth below:

Subscription Contracts

Our subscription contracts typically include the following elements:

•	Software license,

•	Maintenance,

•	Professional services, and

•	Third party hardware or remote hosting services.

Software license fees are recognized ratably over the term of the contract, commencing upon the delivery of the software provided that revenue recognition criteria have been met. The value of the software is determined using the residual method. These contracts contain the rights to unspecified future software within the suite purchased and/or unspecified platform transfer rights that do not qualify for exchange accounting. Accordingly, the revenues from these arrangements are recognized ratably over the term of the arrangement. Under certain arrangements, we capitalize related direct costs of these arrangements, which consist of third-party software costs and direct software implementation costs. These costs are amortized over the term of the arrangement.

In the case of maintenance revenues, vendor-specific objective evidence, or VSOE, of fair value is based on substantive renewal prices, and the revenues are recognized ratably over the maintenance period.

In the case of professional services revenues, VSOE is based on prices from stand-alone sale transactions, and the revenues are recognized as services are performed.

Third party hardware revenues are recognized upon delivery.

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

We consider the revenue recognition of our remote hosting services arrangements on a contract-by-contract basis. If we determine that the client has the contractual right to take possession of our software at any time during the hosting period without significant penalty, and can feasibly run the software on its own hardware or enter into another arrangement with a third party to host the software, then a software element exists. When a software element exists in a remote hosting services arrangement, the license and professional services revenues are recognized once the revenue recognition criteria has been met and remote hosting services revenues are recognized ratably over the term of the remote hosting contract at the applicable fair value. If a software element is not present in a remote hosting services arrangement, we recognize revenues for the remote hosting services arrangement ratably over the term of the remote hosting contract.

Traditional Software Contracts

We enter into traditional multiple-element arrangements that can include the following elements:

•	Software license,

•	Maintenance,

•	Professional services, and

•	Third party hardware or remote hosting services.

Revenues for each of the elements are recognized as follows:

Software license fees are recognized upon delivery of the software provided that the revenue recognition criteria have been met. For those arrangements in which the fee is not considered fixed or determinable, the software license revenues are recognized as the payments become due. For arrangements in which VSOE only exists for the undelivered elements, we account for the delivered elements (software license revenues) using the residual method.

In addition to the software license fees, these contracts may also contain maintenance, professional services and hardware or remote hosting services. VSOE and revenue recognition for these elements are determined using the same methodology as noted above for subscription contracts.

Software Contracts Requiring Contract Accounting

We enter into certain multiple element arrangements containing milestone provisions in which the professional services are considered essential to the functionality of the software. Under these arrangements, software license fees and professional service revenues are recognized using the percentage-of-completion method over the implementation period, which generally ranges from 12 to 36 months. Under the percentage-of-completion method, revenues and profits are recognized throughout the term of the implementation based upon estimates of total labor hours incurred and revenues to be generated over the term of the implementation. Changes in estimates of total labor hours and the related effect on the timing of revenues and profits are recognized in the period in which they are determinable. Accordingly, changes in these estimates could occur and have a material effect on our operating results in the period of change.

Stand-Alone Software and Service

We also market certain software and services on a stand-alone basis, including the following:

•	Software license,

•	Maintenance,

•	Professional services,

•	Hardware,

•	Outsourcing, and

•	Remote Hosting services.

Revenues related to such software and services are recognized as follows:

Software license fees and maintenance marketed on a stand-alone basis may be licensed either under traditional contracts or under subscription arrangements. Software license fees under traditional contracts are recognized provided that the revenue recognition criteria have been met. Under subscription agreements for stand-alone software, license fees are recognized ratably over the term of the contract. With respect to maintenance revenue, VSOE is determined based on substantive renewal prices contained in the contracts. Maintenance revenues are recognized ratably over the term of the contract.

Professional services represent incremental services marketed to clients including implementation, consulting, and training services. Professional services revenues, where VSOE is based on prices from stand-alone transactions, are recognized as services are performed.

Hardware revenues are recognized upon delivery.

Through 2007, we also offered network service arrangements include the assessment, assembly and delivery of a wireless network, which may include wireless carts or other wireless equipment to the client. Our network services arrangements are sold to a client for a fixed fee. All services are performed prior to the delivery of the equipment. These contracts are typically 60 to 90 days in length and are recognized upon the delivery of the network to the client. We exited the network services business in 2007.

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

Remote hosting contracts that are sold on a stand-alone basis are recognized ratably over the contract term. Our remote hosting arrangements generally require us to perform one-time set-up activities and include a one-time set-up fee. This one-time set-up fee is generally paid by the client at contract execution. We have determined that these set-up activities do not constitute a separate unit of accounting, and, accordingly, recognize the related set-up fees ratably over the term of the contract.

We record reimbursable out-of-pocket expenses in both systems and services revenues and as a direct cost of systems and services. Reimbursable out-of-pocket expenses for the last three years were as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007
Reimbursable out-of-pocket expenses	$10,668	$11,681	$11,600

When clients reimburse us for shipping and handling costs, we classify this reimbursement as revenue and the associated cost is classified as a cost of revenue.

If other judgments or assumptions were used in the evaluation of our revenue arrangements, the timing and amounts of revenues recognized may have been significantly different.

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

Capitalized Software Development Costs

We capitalize a portion of our computer software development costs incurred subsequent to establishing technological feasibility. These costs include salaries, benefits, consulting and other directly related costs incurred in connection with programming and testing software. Capitalization ceases when the software is generally released for sale to clients. Management monitors the net realizable value of development costs to ensure that the investment will be recovered through future revenues. Capitalized software development costs and the related amortization, which are included in the cost of systems and services, were as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007
Capitalized software development costs	$29,492	$18,177	$20,900
Amortization of capitalized software development costs	$15,458	$18,668	$15,039

The capitalized software development costs are amortized over the greater of (i) the ratio of current revenues to total and anticipated future revenues for the applicable software or (ii) the straight-line method over three years. Accumulated amortization of capitalized software development costs were as follows (in thousands):

	As of December 31,
	2009	2008
Accumulated amortization of capitalized software development costs	$24,812	$32,405

Stock-Based Compensation

We account for stock-based employee compensation arrangements in accordance with the authoritative guidance related to share-based payment arrangements, as adopted effective January 1, 2006. We elected this guidance using the modified prospective method. Under this method, compensation cost includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the intrinsic value method amortized over the awards’ vesting period, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the new guidance amortized on a straight-line basis over the awards’ vesting period.

The fair value of stock options is estimated at the date of grant using the Black-Scholes option pricing model with weighted average assumptions for the activity under our stock plans. Option pricing model input assumptions such as expected term, expected volatility, and risk-free interest rate impact the fair value estimate. Further, the forfeiture rate impacts the amount of aggregate compensation. These assumptions are subjective and generally require significant analysis and judgment to develop. When estimating fair value, some of the assumptions were based on or determined from external data (for example, the risk free interest rate) and other assumptions were derived from our historical experience with share-based payment arrangements (for example, volatility and expected term). The appropriate weight to place on historical experience is a matter of judgment, based on relevant facts and circumstances.

We have elected to use the simplified method for estimating our expected term equal to the midpoint between the vesting period and the contractual term. Additional guidance requires the use of historical data to estimate an expected term unless the terms of the stock option grants have significantly changed. The stock option grants we issued after December 31, 2007 have a contractual term of 7 years, which differs from the contractual term of prior grants (generally 10 years). Therefore, we do not have sufficient historical data to estimate the expected term for current option issuances. Accordingly, we continue to use the simplified method. Additionally, this reduction in contractual term has lowered our assumption of our expected term.

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

Income Taxes

Significant management judgment is required in determining our provision for income taxes, tax contingencies, deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. A change in these estimates could have a material effect on our operating results. We estimate our income taxes in each of the jurisdictions in which we operate. This process requires us to estimate our actual current tax exposure, together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included on our Consolidated Balance Sheets.

We regularly review our deferred tax assets for recoverability taking into consideration such factors as historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. Authoritative guidance requires us to record a valuation allowance when it is “more likely than not that some portion or all of the deferred tax assets will not be realized.” The guidance further states that “forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years.” Prior to the third quarter of 2008, we maintained a 100% valuation allowance equal to the deferred U.S. tax assets after considering the U.S. deferred tax assets that can be realized through offsets to existing taxable temporary differences.

Based upon our results of operations in recent years, and our expected profitability in 2009 and future years, we concluded, effective September 30, 2008, that it is more likely than not that substantially all of our net U.S. deferred tax assets would be realized. As a result, substantially all of the valuation allowance applied to such net deferred tax assets was reversed in 2008. Reversal of the valuation allowance resulted in a non-cash income tax benefit in 2008 totaling $86.9 million. The remaining valuation allowance as of December 31, 2008 was approximately $0.2 million. The valuation allowance was established against the U.S. state and Canada deferred tax assets that management does not believe are more likely than not to be realized. This determination is based primarily on our projected expiration of net operating losses in various state jurisdictions. We will continue to assess the requirement for a valuation allowance on a quarterly basis. As of December 31, 2009, the valuation allowance was essentially unchanged from $0.2 million.

In the third quarter of 2008, we completed an analysis of research and development expenditures for eligibility to qualify for a research and development (“R&D”) tax credit for tax years 1997 through 2007. Accordingly, we recorded a deferred tax asset and related tax benefit of $10.6 million. As of December 31, 2009, we have total R&D tax credit carryforwards of $15.5 million, of which approximately $13.6 million are in the U.S. In 2019, $0.3 million of the R&D tax credits begin to expire. The U.S. tax credits expire in varying amounts through 2029.

In the fourth quarter of 2007, we concluded that it was more likely than not that the deferred tax assets in Canada would be recovered from future taxable income. Accordingly, in 2007, we recorded a tax benefit of approximately $5.0 million for the reversal of the income tax valuation allowance related to our Canadian operation.

As of December 31, 2009, we had U.S. net operating loss carry forwards for federal income tax purposes of approximately $282.0 million. Of this amount, $11.7 million expires in 2018 and $39.7 million expires in 2019; the balance expires in varying amounts through 2029. Of the total U.S. net operating loss carry forward, approximately $99.7 million relates to stock-option tax deductions, which will be tax-effected and the benefit credited as additional paid-in-capital when realized. The corresponding state net operating loss carryover at December 31, 2009 is approximately $134.0 million, of which approximately $92.1 million relates to stock option tax deductions which will be treated the same as federal. The state net operating losses have varying expiration dates starting in 2010 through 2029. Additionally, we have Canadian net operating loss carryovers of approximately $19.1 million that expire in varying amounts through 2026.

We have two subsidiaries in India that are entitled to a tax holiday, which allows for tax-free operations during the holiday. The tax holiday for one of the subsidiaries expired in 2009. The tax holiday for the other subsidiary begins to partially expire in 2012 and will be fully expired in 2013. As a result of the tax holiday in India, our net income was higher by $0.8 million ($0.01 per share) in 2009, $0.5 million ($0.01 per share) in 2008, and $0.6 million ($0.01 per share) in 2007.

Intangible Assets, including Goodwill

Intangible assets are classified into three categories: (1) intangible assets with definite lives subject to amortization; (2) intangible assets with indefinite lives not subject to amortization; and (3) goodwill. For intangible assets with definite lives, tests for impairment must be performed if conditions exist that indicate the carrying value may not be recoverable. For intangible assets with indefinite lives and goodwill, tests for impairment must be performed at least annually or more frequently if events or circumstances indicate that assets might be impaired. Such conditions may include an economic downturn in a market or a change in the assessment of future operations. Acquired technology and other intangible assets determined to have definite lives are amortized over their useful lives. Goodwill is not amortized. We have only one reporting unit for which all goodwill is assigned. Impairment tests for goodwill include comparing Eclipsys’ fair value to the comparable carrying value, including goodwill.

RESULTS OF OPERATIONS

Statement of Operations Data

(in thousands, except percentages and per share data)

	For the Years Ended December 31,		Change ($)	Change (%)
	2009	2008
Revenues:
Systems and services	$509,060	$495,643	$13,417	2.7%
Hardware	10,124	20,119	(9,995)	-49.7%

Total revenues	519,184	515,762	3,422	0.7%

Costs and expenses:
Cost of systems and services (excluding depreciation and amortization shown below)	271,400	280,694	(9,294)	-3.3%
Cost of hardware	8,543	16,945	(8,402)	-49.6%
Sales and marketing	91,493	85,911	5,582	6.5%
Research and development	55,610	61,435	(5,825)	-9.5%
General and administrative	45,095	38,457	6,638	17.3%
Depreciation and amortization	32,180	22,098	10,082	45.6%
In-process research and development charge	—	850	(850)	-100.0%
Restructuring charges	5,434	—	5,434	*

Total costs and expenses	509,755	506,390	3,365	0.7%

Income from operations	9,429	9,372	57	0.6%
Gain on sale of assets	2,549	4,370	(1,821)	-41.7%
Gain (loss) on investments, net	(205)	(609)	404	66.3%
Interest expense	(3,368)	(2,117)	(1,251)	-59.1%
Interest income	2,136	6,074	(3,938)	-64.8%

Income before taxes	10,541	17,090	(6,549)	-38.3%
Provision for (benefit from) income taxes	7,833	(82,416)	90,249	*

Net income	$2,708	$99,506	$(96,798)	-97.3%

Basic net income per common share	$0.05	$1.82	$(1.77)

Diluted net income per common share	$0.05	$1.79	$(1.74)

*  Not meaningful

2009 compared to 2008

Revenues

Total revenues increased by $3.4 million, or 0.7%, for 2009 compared to 2008. The portion of total revenues contributed by our 2008 acquisitions of MediNotes and Premise increased revenues by $10.2 million, as compared to the same periods in 2008. Our February 2008 acquisition of EPSi contributed revenues of $20.4 million in 2009 and $11.0 million in 2008. Since we acquired this business in early 2008, we consider these revenues part of our core business. Revenues related to the 2008 acquisitions of MediNotes in October 2008 and Premise in December 2008 were as follows (in thousands):

	For the Years Ended December 31,		$ Change
	2009	2008
Revenues recognized ratably	$6,506	$426	$6,080
Professional services	3,375	274	3,101
Periodic revenues:
Eclipsys software related fees	2,342	1,458	884
Third party software related fees	174	29	145

Total periodic revenues	2,516	1,487	1,029

Total systems and services revenues	12,397	2,187	10,210
Total hardware revenues	37	9	28

Total revenues	$12,434	$2,196	$10,238

These acquisition-related revenue increases for Premise and MediNotes were substantially offset by a reduction of $6.8 million in our core business. The core business decrease was a result of lower revenues in our professional services and hardware, substantially offset by increases in software related and revenues recognized ratably. The decrease in our professional services business was a result of fewer large enterprise activations impacted by lower enterprise sales in the second half of 2008 and the first half of 2009.

New business bookings in 2009 were $390.5 million, which is a decrease of 5.5% compared to $413.2 million in 2008. New business bookings do not include the value of client renewals. The decrease in new business bookings reflects a decrease in managed services bookings, partially offset by higher software related bookings in 2009 compared to 2008. As of December 31, 2009, we had a contract backlog of approximately $1.746 billion as compared to approximately $1.575 billion as of December 31, 2008.

Systems and Services Revenues

Systems and services revenues consisted of the following (in thousands):

	For the Years Ended December 31,		$ Change	% Change
	2009	2008
Revenues recognized ratably	$360,094	$334,256	$25,838	7.7%
Professional services	110,763	124,268	(13,505)	-10.9%
Periodic revenues:
Eclipsys software related fees	32,652	28,241	4,411	15.6%
Third party software related fees	5,551	8,878	(3,327)	-37.5%

Total periodic revenues	38,203	37,119	1,084	2.9%

Total systems and services revenues	$509,060	$495,643	$13,417	2.7%

Revenues Recognized Ratably. Revenues recognized ratably from software, maintenance, outsourcing and remote hosting were $360.1 million. This represents an increase of $25.8 million, or 7.7% for 2009 compared to 2008. The increase was predominantly due to previous period sales of our solutions, remote hosting related services, and outsourcing, resulting in growth in our recurring revenue base. Our 2008 acquisitions of MediNotes and Premise increased revenues recognized ratably by $6.1 million in 2009 as compared to the same period in 2008.

Professional Services Revenues. Professional services revenues, which include implementation, training and consulting related services, were $110.8 million in 2009, a decrease of $13.5 million, or 10.9%, compared to 2008. Our 2008 acquisitions of MediNotes and Premise increased professional services revenues by $3.1 million. Professional services revenues in our core business, which excludes revenues from MediNotes and Premise, decreased $16.6 million. The decrease primarily resulted from a reduction in professional service hours worked on large enterprise deals, due to lower enterprise deal sales in the second half of 2008 and the first half of 2009. Professional services also decreased due to lower client spending on education training reflecting the recent decline in the economy.

Periodic Revenues. Periodic revenues, which consist of Eclipsys software related fees and third party software related fees, were $38.2 million in 2009, an increase of $1.1 million, or 2.9%, compared to 2008. In any period, some software revenues can be considered one-time in nature for that period, and we do not recognize these revenues on a ratable basis. These revenues include traditional license fees associated with new contracts signed in the period, including add-on licenses to existing clients and new client transactions, as well as revenues from contract backlog that had not previously been recognized pending contract performance that occurred or was completed during the period, and certain other activities during the period associated with client relationships. In the aggregate, these periodic revenues can contribute significantly to earnings in the period because relatively little in-period costs are associated with such revenues. We expect these periodic revenues to continue to fluctuate as a result of significant variations in the type and magnitude of sales and other contract and client activity in any period, and these variations make it difficult to predict the nature and amount of these periodic revenues. Our 2008 acquisitions of MediNotes and Premise increased periodic revenues by $1.0 million in 2009 compared to 2008.

Hardware Revenues

During 2009, hardware revenues decreased by $10.0 million, or 49.7%, compared to 2008. The decrease is primarily attributable to net new clients signing remote hosting contracts as opposed to buying hardware. In addition, we sold fewer enterprise deals in the second half of 2008, resulting in lower implementation activity and related hardware sales in 2009. Also, some existing clients are migrating to our remote hosting services, which will reduce the pool of clients that may need to add hardware capacity or replace aging hardware.

Cost of Systems and Services

Our cost of systems and services decreased $9.3 million, or 3.3%, for the year ended December 31, 2009 as compared to the year ended December 31, 2008. The decrease reflects labor-related cost decreases of $4.9 million, which included:

•	Lower wages and benefits of $2.3 million,

•	Lower severance expenses of $2.3 million,

•	Lower stock-based compensation of $3.4 million, partially offset by

•	Higher annual incentive compensation expense of $3.1 million.

The decrease in wages reflects lower average headcount. Growth slowed in our services business leading to headcount reductions in early 2009. Our reorganization of the services organization in 2008 resulted in higher severance expense in 2008 than we incurred in 2009. The increase in annual incentive compensation expense resulted from meeting minimum operating results required to fund payment of incentive compensation under our corporate bonus plan. The incentive compensation requirements were not met in 2008.

Other factors driving the decrease in costs of systems and services in 2009 compared to 2008 included:

•	A decrease in third party software cost of services of $3.6 million, which was the result of nonrecurring adjustments from prior periods recognized in the third quarter of 2008,

•	Lower amortization of capitalized software development costs of $3.2 million due to the Sunrise XA 4.5 being fully amortized in early 2009, partially offset by

•	Higher consulting expenses of $2.0 million due to higher billable third party labor costs during 2009.

We expect amortization expense to increase in 2010 because of the capitalization of significant development costs associated with Sunrise XA 5.5 in 2009. This capitalization will continue until the release of Sunrise XA 5.5, which is scheduled to occur in the second quarter of 2010.

Cost of Hardware

Cost of hardware decreased $8.4 million or 49.6% for the year ended December 31, 2009 as compared to the year ended December 31, 2008 impacted by proportional decrease in hardware sales and an incremental adjustment in the third quarter of 2008 of $1.7 million to correctly record certain third-party embedded software costs which were previously deferred.

Sales and Marketing

Our sales and marketing expenses increased $5.6 million, or 6.5%, for the year ended December 31, 2009 as compared to the year ended December 31, 2008. The increase in sales and marketing expenses included higher payroll costs of $8.9 million, which included:

•	An increase in severance of $1.3 million due to the resignation of our former Chief Executive Officer,

•	An increase in annual incentive compensation expense of $4.0 million for reasons previously described,

•	An increase in stock-based compensation expense of $2.3 million, and

•	An increase in other commissions supporting sales growth of $0.8 million.

Basic wages included in overall payroll costs were essentially flat in 2009 compared to 2008, which included a $2.6 million increase due to our 2008 acquisitions of MediNotes and Premise substantially offset by headcount reductions in our core business. The overall labor related increase of $8.9 million described above was partially offset by lower travel costs of $1.5 million, and other decreases in sales and marketing expenses of $1.8 million, reflecting continued management emphasis on reducing non-value added expenses in the business.

Research and Development

Our research and development expenses decreased $5.8 million, or 9.5%, in the year ended December 31, 2009 as compared to the year ended December 31, 2008 due to the following:

•

A decrease in expenses due to higher capitalization of internal labor cost of $11.3 million associated with Sunrise XA 5.5 during 2009 and to a lesser extent capitalization of labor costs supporting Patient Flow 5.0, which is an acquired product in our December 2008 acquisition of Premise and is now available in the market,

•	A decrease in various other research and development related expenses of $1.6 million, partially offset by

•	Higher payroll costs of $7.1 million, which included:

•	An increase in annual incentive compensation expense of $1.3 million, and

•	An increase in other payroll-related costs of $5.8 million predominantly due to a $4.9 million increase in costs as a result of our 2008 acquisitions of MediNotes and Premise.

We expect research and development expenses to increase in 2010 due to lower capitalization of internal labor impacted by the release of Sunrise XA 5.5.

Our gross research and development spending, which consists of research and development expenses and capitalized software development costs, of $85.1 million in 2009 increased $5.5 million compared to $79.6 million in 2008. In summary, research and development expense for the years ended December 31, 2009 and 2008 was as follows (in thousands):

	For the Years Ended December 31,		$ Change	% Change
	2009	2008
Research and development expenses	$55,610	$61,435	$(5,825)	-9.5%
Capitalized software and development costs	29,492	18,177	11,315	62.2%

Gross research and development expenditures	$85,102	$79,612	$5,490	6.9%

Amortization of capitalized software development costs	$15,458	$18,668	$(3,210)	-17.2%

General and Administrative

Our general and administrative expenses increased $6.6 million, or 17.3%, in the year ended December 31, 2009 as compared to the year ended December 31, 2008. Increases in general and administrative costs included the following:

•	Higher payroll costs of $4.8 million, which included:

•	An increase in annual incentive compensation expense of $3.3 million for reasons previously described,

•	An increase in stock-based compensation expense of $1.3 million,

•	Higher professional expenses of $2.7 million primarily impacted by an efficiency consulting project we initiated in the second quarter of 2009,

•	Higher various other general and administrative expenses of $2.3 million supporting growth in the business, partially offset by

•	Lower bad debt expenses of $3.2 million due to write off of certain large client balances in 2008.

Depreciation and Amortization

Depreciation and amortization expense increased $10.1 million, or 45.6%, in the year ended December 31, 2009 as compared to the year ended December 31, 2008. The increase was primarily attributable to $7.0 million of increased amortization related to intangible assets acquired in our 2008 acquisitions of MediNotes and Premise. Increases in depreciation expense of $2.4 million reflect continued infrastructure investment supporting growth in our business.

In-Process Research and Development Charge

Approximately $0.9 million of the purchase price of our acquisition of EPSi was allocated to in-process research and development and was charged to our Consolidated Statements of Operations in the first quarter of 2008. The $0.9 million acquired in-process research and development was valued using the Multi-Period Excess Earnings Method. The material assumptions, underlying the purchase price allocation, were as follows: projected revenue assumptions, decay rate, cost assumptions, operating expense assumptions, charge assumptions for the use of contributory assets, and discount rate assumptions. At the date of acquisition, the technology was still in the research and development phase and had not yet been completed to a point of an existing or current product offering. At the time of acquisition, the projected cost to complete the project was $0.2 million. The in-process technology was incorporated within an EPSi product module that was released in January 2009.

Restructuring Charges

Restructuring charges were $5.4 million in 2009. The 2009 restructuring expenses related to a workforce reduction which included terminating the employment of approximately 175 employees. This reduction allowed us to better align our organizational structure with current and projected business volumes. No restructuring expenses were incurred in 2008.

Gain on Sale of Assets

We recorded a $2.5 million gain for the year ended December 31, 2009 resulting from the completion of earn-out post-closing milestones associated with the fourth quarter 2007 sale of our Clinical Practice Model Resource Center (CPMRC) business. We recorded a $4.4 million gain on the sale of assets during 2008 for the same CPMRC earn-out activity. The earn-out activity on this transaction is complete and there will be no further gain associated with this transaction.

Loss on Investments, Net

We recorded an unrealized gain of $1.6 million reflecting an increase in the fair value of our auction rate securities, or ARS, purchased through UBS Financial Services, or UBS, for the year ended December 31, 2009. In addition, we recorded an unrealized loss of $0.7 million reflecting changes in the fair value of our UBS put option for the year ended December 31, 2009 and a realized loss of $1.1 million on the sale of one of our Goldman Sachs ARS holdings, which was previously reflected in accumulated other comprehensive loss and had no prior impact on the Consolidated Statements of Operations.

During the fourth quarter of 2008, we reclassified our ARS purchased through UBS as trading securities and recorded an unrealized loss of $3.9 million. Prior to this time and prior to receiving the UBS right (put option), these securities were classified as available for sale securities, and therefore changes in the fair value were recorded in accumulated other comprehensive loss on the Consolidated Balance Sheets. We also recorded a $3.3 million gain associated with the fair value of the put option with UBS in 2008. See Note D – Long-Term Investments in the Notes to our Consolidated Financial Statements for further information related to these investments.

Interest Expense

We incurred interest on borrowings outstanding under the $125.0 million long-term revolving line of credit financing arrangement we entered into in August 2008 (the “Credit Facility”). Interest expense increased $1.2 million for the year ended December 31, 2009 as compared to the corresponding period in 2008. The increase in interest expense reflects higher average outstanding debt balances in 2009 due to the timing of significant borrowings under the Credit Facility in the fourth quarter of 2008 to fund our acquisitions of MediNotes and Premise and principal payments made late in 2009.

Interest Income

Interest income decreased $3.9 million for the year ended December 31, 2009 as compared to the year ended December 31, 2008. The decrease was primarily attributable to lower interest rates on our cash and investments in 2009 as compared to 2008.

Provision for Income Taxes

For the year ended December 31, 2009, we recorded an income tax expense of $7.8 million as compared to an income tax benefit of $82.4 million for the year ended December 31, 2008. The change in income taxes was primarily related to the benefit of the release of our U.S. deferred tax asset valuation allowance and recognizing the benefit of research and development credits.

2008 compared to 2007

Statement of Operations Data

(in thousands, except percentages and per share data)

	For the Years Ended December 31,		Change ($)	Change (%)
	2008	2007
Revenues:
Systems and services	$495,643	$460,853	$34,790	7.5%
Hardware	20,119	16,680	3,439	20.6%

Total revenues	515,762	477,533	38,229	8.0%

Costs and expenses:
Cost of systems and services (excluding depreciation and amortization shown below)	280,694	263,557	17,137	6.5%
Cost of hardware	16,945	12,230	4,715	38.6%
Sales and marketing	85,911	76,172	9,739	12.8%
Research and development	61,435	56,480	4,955	8.8%
General and administrative	38,457	32,677	5,780	17.7%
Depreciation and amortization	22,098	17,924	4,174	23.3%
In-process research and development	850	—	850	*
Restructuring charges	—	1,175	(1,175)	*

Total costs and expenses	506,390	460,215	46,175	10.0%

Income from operations	9,372	17,318	(7,946)	-45.9%
Gain on sale of assets	4,370	12,761	(8,391)	-65.8%
Loss on investments, net	(609)	—	(609)	*
Interest expense	(2,117)	—	(2,117)	*
Interest income	6,074	7,070	(996)	-14.1%

Income before taxes	17,090	37,149	(20,059)	-54.0%
Benefit from income taxes	(82,416)	(3,992)	(78,424)	*

Net income	$99,506	$41,141	$58,365	141.9%

Basic net income per common share	$1.82	$0.77	$1.05

Diluted net income per common share	$1.79	$0.76	$1.03

* Not meaningful

Revenues

Although revenues increased 8.0% in 2008, we experienced a decrease in the growth rate in the fourth quarter of 2008, as revenues for the three months ended December 31, 2008 grew only 1.9% compared to the three months ended December 31, 2007. The year over year increase in revenues was predominately the result of our acquisitions of EPSi in February 2008 and MediNotes in October 2008, which affected revenues for the year ended December 31, 2008 as follows (in thousands):

	EPSi	MediNotes	Total
Revenues recognized ratably	$426	$1,706	$2,132
Professional services	274	1,732	2,006
Periodic revenues:
Eclipsys software related fees	1,458	7,387	8,845
Third party software related fees	30	141	171

Total periodic revenues	1,488	7,528	9,016

Total systems and services revenue	2,188	10,966	13,154
Total hardware revenues	9	—	9

Total revenues	$2,197	$10,966	$13,163

Systems and Services Revenues

Systems and services revenues consisted of the following (in thousands):

	For the Years Ended December 31,		$ Change	% Change
	2008	2007
Revenues recognized ratably	$334,256	$301,500	$32,756	10.9%
Professional services	124,268	119,898	4,370	3.6%
Periodic revenues:
Eclipsys software related fees	28,241	21,505	6,736	31.3%
Third party software related fees	8,878	9,096	(218)	-2.4%
Networking services	—	8,854	(8,854)	-100.0%

Total periodic revenues	37,119	39,455	(2,336)	-5.9%

Total systems and services revenues	$495,643	$460,853	$34,790	7.5%

Revenues Recognized Ratably. Revenues recognized ratably include software, maintenance, outsourcing and remote hosting. The year over year increase was due to new sales bookings in previous periods for our solutions, remote hosting related services, and outsourcing, resulting in growth in our recurring revenue base. Offsetting the increases in revenues recognized ratably related to acquisitions of $2.1 million shown above was a decrease of $2.0 million resulting from the sale of our Clinical Practice Model Resource Center (CPMRC) business in late 2007.

Professional Services Revenues. Professional services revenues include implementation, training and consulting related services. The year over year increase resulted primarily from higher utilization of our professional services team and increased activity associated with implementation of our software following increases in previous period software sales. In addition, increases in professional services revenues related to acquisitions of $2.0 million shown above were offset by a decrease of $5.0 million, as a result of the sale of our Clinical Practice Model Resource Center (CPMRC) business in late 2007.

Periodic Revenues. Periodic revenues, which consist of software related fees, third party software related fees and networking services (only in 2007), were $37.1 million in 2008, a decrease of $2.2 million, or 5.7%, compared to 2007. In any period, some software revenues can be considered one time in nature for that period, and we do not recognize these revenues on a ratable basis. These revenues include traditional license fees associated with new contracts signed in the period, including add-on licenses to existing clients and new client transactions, as well as revenues from contract backlog that had not previously been recognized pending contract performance that occurred or was completed during the period, and certain other activities during the period associated with client relationships. In the aggregate, these periodic revenues can contribute significantly to earnings in the period because relatively little in-period costs are associated with such revenues (other than those costs associated with networking services, which is applicable only to 2007).

Periodic revenues from traditional software license arrangements carry high margins and contribute significantly to overall profitability in the transaction period, and increasing periodic software license revenues beyond 2008 levels are important to our ability to improve profitability. We believe economic conditions, and resulting cash conservation by clients, adversely affected our periodic software related fees revenues in the second half of 2008.

Hardware Revenues

Hardware revenues increased due to our decision to exit our networking services business in 2007 and shift any residual client network hardware needs to third party hardware providers resulting in a shift from periodic revenues to hardware revenues. This shift contributed $5.9 million of the increase in hardware revenues for the year ended December 31, 2008, offset by the migration of some existing clients to our remote hosting services.

Stock-based compensation

Stock-based compensation expense increased in 2008 as compared to 2007 due to the timing of stock options issued (the majority of the 2008 stock-option grants occurred in the first half of 2008 while the majority of the 2007 grants occurred in the second half of 2007), an increase in restricted-stock grants; and a decrease in the vesting period for stock awards granted in 2008 as compared to 2007. The increase in stock compensation expense also reflected a change of the forfeiture rate application used in the calculation of stock-based compensation expense. Beginning with the third quarter of 2008, we elected to change the application of the forfeiture rate used in the calculation of stock-based compensation expense which resulted in a non-recurring incremental expense of $1.5 million.

Cost of Systems and Services

Our cost of systems and services increased $17.1 million, or 6.5%, for the year ended December 31, 2008 as compared to the year ended December 31, 2007. The increase reflects labor-related cost increases of $8.7 million, which included:

•	Higher wages and benefits of $9.3 million,

•	Higher stock-based compensation of $2.7 million,

•	Higher severance expenses of $2.2 million, partially offset by

•	Lower annual incentive compensation expense of $5.5 million.

The increase in wages reflects higher average headcount supporting growth in the business. Growth slowed in our services business leading to headcount reductions in early 2008. Higher stock-based compensation was primarily due to factors discussed previously. Our reorganization of the services organization in the third quarter of 2008 primarily caused the increase in severance expenses. The reduction in annual incentive compensation expense resulted from failure to meet minimum operating results required to fund payment of incentive compensation under our corporate bonus plan.

Third party software cost of services increased by $7.0 million, which included growth in our third party business and amounts recognized in the third quarter of 2008 related to nonrecurring adjustments from prior periods and more contract activity requiring third party services as a result of exiting our network business.

Amortization of capitalized software development costs increased by $3.6 million due to the release of SunriseXA 5.0 in December of 2007. These increases were slightly offset by lower consulting and insurance fees in 2008.

Cost of Hardware

Cost of hardware increased $4.7 million or 38.6% for the year ended December 31, 2008 as compared to the year ended December 31, 2007 impacted by higher hardware sales and an incremental adjustment in the third quarter of 2008 of $1.7 million to record certain third-party embedded software costs which were previously deferred. Increases in costs of hardware were also impacted by our networking services business during 2007, which shifted any residual network hardware activity to third party hardware providers. This shift created additional hardware costs related to increased third party hardware activity.

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

Research and Development

Our research and development expenses increased $5.0 million, or 8.8%, in the year ended December 31, 2008 as compared to the year ended December 31, 2007. For the year ended December 31, 2008, labor related costs increased $2.7 million impacted by higher wages and related benefits due to higher headcount in India, partially offset by a decrease in annual incentive compensation expense resulting from failure to meet minimum operating results required to fund payment of incentive compensation under our corporate bonus plan. The increase in 2008 research and development expenses also reflected a $2.8 million year-over-year decrease in internal labor cost capitalization due to completion of development work related to SunriseXA 5.0, which was released in December of 2007.

Our gross research and development spending, which consists of research and development expenses and capitalized software development costs of $79.6 million in 2008, increased $2.2 million compared to $77.4 million in 2007. This increase was due primarily to continued expansion of our research and development activities in supporting current and future growth in our business.

In summary, research and development expense for the years ended December 31, 2008 and 2007 were as follows (in thousands):

	For the Years Ended December 31,		$ Change	% Change
	2008	2007
Research and development expenses	$61,435	$56,480	$4,955	8.8%
Capitalized software and development costs	18,177	20,943	(2,766)	-13.2%

Gross research and development expenditures	$79,612	$77,423	$2,189	2.8%

Amortization of capitalized software development costs	$18,668	$15,039	$3,629	24.1%

General and Administrative

Our general and administrative expenses increased $5.8 million, or 17.7%, in the year ended December 31, 2008 as compared to the year ended December 31, 2007. Increases in general and administrative costs included higher bad debt expense of $3.5 million due to write offs and reserves for specific receivables in 2008. Labor costs for the year ended December 31, 2008 compared to the year ended December 31, 2007 increased $1.7 million due to higher stock-based compensation expense of $1.0 million and higher labor and benefit costs of $2.6 million, partially offset by lower annual incentive compensation expense of $1.9 million resulting from failure to meet minimum operating results required to fund payment of incentive compensation under our corporate bonus plan. Other increases in general and administrative costs included higher rents and facilities costs due to office transition and build outs in India and Atlanta. These increases were partially offset by lower legal costs of $1.0 million in 2008 due to completion of the voluntary stock-option review in 2007 and to a lesser extent insurance recoveries associated with our derivative lawsuit recorded as a reduction in legal expense in 2008.

Depreciation and Amortization

Depreciation and amortization expense increased $4.2 million, or 23.3%, in the year ended December 31, 2008 as compared to the year ended December 31, 2007. The increase in depreciation and amortization was attributable primarily to $4.8 million of increased amortization related to intangible assets acquired in the 2008 acquisitions of EPSi and MediNotes.

In-Process Research and Development Charge

Approximately $0.9 million of the purchase price of our acquisition of EPSi was allocated to in-process research and development and was charged to our Consolidated Statements of Operations in the first quarter of 2008. The $0.9 million acquired in-process research and development was valued using the Multi-Period Excess Earnings Method. The material assumptions, underlying the purchase price allocation, were as follows: projected revenue assumptions, decay rate, cost assumptions, operating expense assumptions, charge assumptions for the use of contributory assets, and discount rate assumptions. At the date of acquisition, the technology was still in the research and development phase and had not yet been completed to a point of an existing or current product offering. At the time of acquisition, the projected cost to complete the project was $0.2 million. The in-process technology was incorporated within an EPSi product module that was released in January 2009.

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

Loss on Investments, Net

We recorded a net loss of $0.6 million during 2008. This net loss included a gain of $3.3 million associated with recording the fair value of a settlement agreement entered into with UBS in November 2008, which was more than offset by a $3.9 million loss reflecting the reduction of the fair value of our ARS purchased through UBS.

Interest Expense

We incurred interest expense of $2.1 million on borrowings under the $45.0 million short-term financing arrangement we entered into in February 2008 and repaid in May 2008, the $50.0 million short-term financing arrangement we entered into in

May 2008 and repaid in August 2008, and the $105.0 million borrowed under the $125.0 million long-term financing arrangement we entered into in August 2008. The interest rate applicable to the borrowed amount is based, at our option, on the prime rate, one-month LIBOR rate, three-month LIBOR rate, six-month LIBOR rate or 12-month LIBOR rate at the initial debt draw date and interest rate contract end date plus an applicable margin. The applicable margin is based on our leverage ratio, as defined in the credit agreement and as of December 31, 2008 was 1.75%. Our leverage ratio increased to 2.0% in 2009 due to the increase in our outstanding debt. As of December 31, 2008, the weighted average effective interest rate on our borrowings under the Credit Facility was 3.97%.

Borrowings under the $125 million Credit Facility increased from $0 to $105.0 million in stages during 2008, including an initial borrowing of $51 million in August 2008 and additional borrowings of $16.0 million in October 2008 and $38.0 million in December 2008.

Interest Income

Interest income decreased $1.0 million, or 14.4%, for the year ended December 31, 2008 as compared to year ended December 31, 2007. The decrease was attributable to lower interest rates in 2008 as compared to 2007 on our ARS due to failed Dutch auctions beginning in February 2008. Although the auctions failed, we continued to earn interest on the ARS at the contractual rate.

Provision for (Benefit from) Income Taxes

For the year ended December 31, 2008, we recorded an income tax benefit of $82.4 million as compared to an income tax benefit of $4.0 million for the year ended December 31, 2007. The change in income taxes was primarily related to the benefit of the release of our U.S. deferred tax asset valuation allowance and recognizing the benefit of research and development credits.

Liquidity and Capital Resources

Overview

As of December 31, 2009, cash and cash equivalents were $123.2 million representing a $14.9 million increase from December 31, 2008 after repayment of $76.0 million on the Credit Facility.

Economic events in 2009, including the substantial decline in the global capital markets, as well as the uncertainty in the credit markets, have adversely affected the availability of financing for some of our clients. In addition, many of our clients’ budgets rely in part on investment earnings, which have suffered given recent declines in portfolio investment values. These recent events, to date, have not materially impacted the quality of our accounts receivable balances or our ability to access our Credit Facility. However, if challenging economic conditions persist, our clients’ future ability to pay for our software and services, for which they have contracted, may be impaired. As a result, reserves for doubtful accounts and write-offs of accounts receivable may increase, with corresponding decreases in cash collections.

During 2009, operating activities provided $106.4 million of cash compared to $73.4 million for the same period in 2008. This change was primarily due to improved operating income excluding depreciation and amortization and improved collections during 2009 as compared to 2008. Cash flow from operating activities reflects income generated from operations of $81.9 million, after adjusting for non-cash items of $79.2 million, which included depreciation and amortization, stock compensation, provision for bad debts, non-cash deferred tax provision, unrealized gain on sale of assets and other reconciling items. Cash flow from operating activities after noncash items, described above, increased $13.8 million for the year ended December 31, 2009 as compared to the same period in 2008.

Based on the reconciliation of net income to operating cash flow, net changes in operating assets and liabilities contributed $24.5 million to cash provided by operating activities. This primarily comprised the following changes in working capital from December 31, 2008:

•	Cash flow increase due to a decrease in accounts receivable, prepaid expenses and other current assets, and other assets of $2.6 million related to timing of cash payments,

•	Cash flow decrease due to a decrease in accounts payable and other current liabilities of $9.6 million related to timing of cash payments,

•

Cash flow increase due to an increase in accrued compensation of $17.7 million related to payroll timing, accruals for severance and an increase in the incentive compensation accrual of $12.7 million, and

•	Cash flow increase due to an increase in deferred revenue of $12.6 million due to the recognition of software license and maintenance fees greater than those billed and unrecognized.

The increase in incentive compensation was related to meeting the minimum operating results required to make payments under our corporate bonus plan in 2009, while we had no such accrual of expense for 2008. We expect to pay the 2009 incentive compensation in the first quarter of 2010.

Investing activities used $28.0 million of cash which included:

•	Payments of $3.1 million related to additional expenditures for prior year acquisitions,

•	Payments of $21.2 million related to capital expenditures to support continued growth in our business,

•	Payments of $29.5 million for investment in software development costs, which included costs supporting the development of Sunrise XA 5.5, partially offset by

•	Proceeds of $23.7 million from the sale of one of our ARS positions, redemptions of other ARS holdings and an investment that matured in the first quarter of 2009, and

•	Cash received in the amount of $2.1 million as additional earn-out on the December 2007 disposition of our CPMRC business.

Financing activities used cash of $63.6 million as a result of our long-term debt pay down of $76.0 million, offset by $12.6 million received from stock option exercises and employee stock purchases.

We currently have outstanding letters of credit totaling $2.1 million. Of this amount, $1.9 million was issued under the Credit Facility.

Future Capital Requirements

Our future cash requirements will depend on a number of factors including the timing and level of our new sales volumes and cash collections, the cost of our software development efforts, expenditures for property and equipment and acquisitions, the success and market acceptance of our future product releases, and other related items. As of December 31, 2009, our principal source of liquidity is our cash and cash equivalents balance of $123.2 million and cash generated from our operations. We also have $94.1 million available for future borrowings under the $125.0 million Credit Facility. All loans under the Credit Facility may be prepaid at any time and are due and payable on August 26, 2011 subject to mandatory prepayment obligations upon material asset sales, as described in the Credit Facility. As we build up cash and cash equivalents, we expect to continue to make principal payments on the Credit Facility.

We believe that our current cash and cash equivalents combined with our anticipated cash flows from operations and, if necessary, available borrowings under our Credit Facility will be sufficient to fund our current operations for the next twelve months. We will also have the option beginning June 30, 2010 to redeem the par value of our ARS purchased through UBS currently totaling $35.8 million.

Fair Value of Investments

As of December 31, 2009, Eclipsys held $91.2 million par value of investments in ARS of which $35.8 million was purchased through UBS Financial Services (“UBS”) and $55.4 million was purchased through Goldman Sachs. As of December 31, 2009, the par value of our ARS is comprised of the following (in thousands):

	UBS	Goldman Sachs
Triple-A rated pools of student loans	$32,275	$40,050
A3 rated pools of student loans	3,475	—
B3 rated pools of student loans	—	15,400

Total	$35,750	$55,450

These investments have long-term nominal maturities for which the interest rates are supposed to be reset through a Dutch auction each month. Prior to February 2008, the monthly auctions historically provided a liquid market for these securities. However, in February 2008, the broker-dealers managing our ARS portfolio experienced failed auctions in which the amount of ARS submitted for sale exceeded the amount of purchase orders. Our ARS continued to fail to settle at auctions through the end of 2009. We continue to earn interest on these investments at the contractual rate.

On November 12, 2008, we entered into a settlement agreement with UBS pursuant to which we (1) received the right (the “put option”) to sell our ARS, originally purchased through UBS, at par value, to UBS between June 30, 2010 and July 2, 2012 and (2) gave UBS the right to purchase the ARS, originally purchased through UBS, from us any time after the acceptance date of the settlement agreement as long as we receive the par value of the securities.

As of December 31, 2009, we recorded these investments, including the put option, at their estimated fair value of $86.0 million. All of our ARS were in an unrealized loss position as of December 31, 2009. Due to events in the credit markets, quoted prices of the ARS in active markets are not readily available at this time. We estimated the fair value of these ARS as of December 31, 2009 based on various factors using a trinomial discount model. The model considers possible cash flows and probabilities which are forecasted under a number of potential scenarios. Each scenario’s cash flow is multiplied by the probability of that scenario occurring. The major inputs are as follows: forecasted maximum interest rates, probability of passing auction or early redemption, probability of failing auction, probability of default at auction, severity of default, and the discount rate. We also considered the credit quality and duration of the securities. We accounted for illiquidity by using a discount rate within the valuation, with an additional spread representing the additional rates of return investors would require for certain securities to hold those securities in an illiquid environment. The put option was valued using a valuation approach for forward contracts in which one party agrees to sell a financial instrument to another party at a particular time for a particular price. In this approach, the present value of all expected future cash flows are subtracted from the current fair value of the security. The resulting value is calculated as a future value at an interest rate reflective of counterparty risk. There have not been any changes in our valuation model for ARS and the put option from December 31, 2008.

The assumptions that we used to determine the fair value estimates of the ARS and the put option were highly subjective and, therefore, were considered Level 3 unobservable inputs in the fair value hierarchy. The fair value of these assets represents 51.6% of total assets measured at fair value. The estimate of the fair value of the ARS we hold could change significantly based on future market conditions. For additional information on our investments, see Note I – Fair Value Measurement in the Notes to our Consolidated Financial Statements.

We have accounted for the put option as a freestanding financial instrument and elected to record the value under the fair value option. The fair value of the put option, previously recorded as an asset, decreased $0.7 million during 2009, with a corresponding decrease to income for the change in fair value. We expect that the future changes in the fair value of the put option will generally offset the fair value movements in the related UBS purchased ARS. We have recorded a cumulative temporary loss on the ARS purchased through Goldman Sachs of $5.5 million, as of December 31, 2009, in accumulated other comprehensive loss, reflecting the decline in the fair value of these securities, as these securities remain classified as available for sale. For additional information on our investments, see Note D—Investments in the Notes to our Consolidated Financial Statements.

In evaluating our ARS purchased from Goldman Sachs for other than temporary impairment, as of December 31, 2009, we considered several factors related to the recognition and presentation of other-than-temporary impairments including a number of qualitative factors such as: the loans are sufficiently collateralized; all of the underlying student loans in the Goldman Sachs’ portfolio are guaranteed by the Federal Family Education Loan Program (“FFELP”); there have been principal repayments of some of the securities to investors; we continue to earn interest on the securities at market rates; and there was continued evidence of improvement in the secondary market for ARS during 2009. We believe these investments continue to be of high credit quality, and we currently do not intend to sell the securities, “more likely than not” will not be required to sell the securities before recovering our cost, and expect to recover the securities’ entire amortized cost basis. Accordingly, we have classified these securities as long-term investments in our Consolidated Balance Sheets. We have concluded that no other-than-temporary impairment losses, including any credit loss, occurred during the year ended December 31, 2009. We will continue to analyze our ARS purchased from Goldman Sachs each reporting period for impairment and may be required to record an impairment charge in our Consolidated Statements of Operations if the decline in fair value of the Goldman Sachs purchased ARS is determined to be other-than-temporary.

Secured Financing

In February 2008 we entered into a secured financing agreement with an investment bank, pursuant to which we received $45.0 million in exchange for a transfer to the bank (as a form of collateral) of ARS with a nominal value of $90.0 million in the aggregate. We entered into this arrangement to provide funds to close our February 2008 acquisition of EPSi. On May 9, 2008, we entered into a credit agreement, pursuant to which we received a senior secured revolving credit facility in the aggregate principal amount of $50.0 million. We entered into this arrangement to obtain funds to repay the $45.0 million short-term financing agreement. On August 26, 2008, we entered into a credit agreement pursuant to which we received a senior secured revolving credit facility in the aggregate principal amount of $125.0 million. The Credit Facility includes a letter of credit subfacility of up to $10.0 million and a swingline loan subfacility of up to $5.0 million. We have collateralized a letter of credit with $1.9 million of available principal and are incurring interest expense on the outstanding letter of credit amount based on the applicable rate of 1.75% plus a 0.25% facing fee. We also incur interest on the unused principal balance based on an applicable rate of 0.30%. Borrowings under the Credit Facility may be used to pay transaction expenses, to refinance debt, to fund potential acquisitions and capital investments, and for working capital and other general corporate purposes. At the closing, we borrowed $51.0 million under the Credit Facility of which $50.3 million was used to repay all borrowings plus interest under the prior $50.0 million Credit Facility and $0.7 million was used to pay transaction costs.

On October 2, 2008, we acquired MediNotes for approximately $45.0 million consisting of cash and Eclipsys common stock. The cash portion of the acquisition price and related transaction fees were financed with $16.0 million borrowed from our $125.0 million Credit Facility. On December 30, 2008, we acquired Premise Corporation for approximately $39.4 million. The acquisition price was financed with $38.0 million borrowed from our $125.0 million Credit Facility.

During 2009, we paid $76.0 million on the Credit Facility using cash flows from operations, proceeds from the exercise of options and proceeds from the sale of one of our ARS holdings. As of December 31, 2009, the Credit Facility had an outstanding balance of $29.0 million and an outstanding letter of credit of $1.9 million. Available future borrowings under the Credit Facility are $94.1 million.

Our future cash requirements will depend on a number of factors including, among other things, the timing and level of our new sales volumes, the cost of our development efforts, the success and market acceptance of our future product releases, and other related items. We also periodically evaluate business expansion opportunities that fit its strategic plans, such as our February 2008 acquisition of EPSi, our October 2008 acquisition of MediNotes, and our December 2008 acquisition of Premise. If an opportunity requiring significant capital investment were to arise, we may seek to finance the opportunity through available cash on hand, existing financings, issuance of additional shares of its stock or additional sources of financing, as circumstances warrant.

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

The recent disruptions in the financial markets can also reduce access to cash by our clients and potential clients. In addition, many of our clients’ budgets rely in part on investment earnings, which have suffered given recent declines in portfolio investment values. If healthcare information technology spending declines or increases more slowly than we anticipate, demand for our software could be adversely affected and our revenues could decline. Challenging economic conditions also may impair the ability of our clients to pay for our software and services for which they have contacted. As a result, reserves for doubtful accounts and write-offs of accounts receivable may increase, with corresponding decreases in cash collections.

Contingencies

In 2009, Eclipsys or one of our subsidiaries was a defendant in two patent actions brought by Document Generation Corporation, one in the United States District Court for the Southern District of Illinois and one in the United States District Court for the Eastern District of Texas. These actions, which named multiple defendants each, were based upon U.S. patents that allegedly cover various aspects of the creation of patient medical records and related reports. Each of the actions sought damages for infringement, including treble damages. Plaintiffs also sought injunctive relief, attorneys’ fees and costs. We disputed these claims but settled them effective December 22, 2009 to avoid litigation expenses. The impact of the settlement agreement was not material to our financial position or results of operation for the year ended December 31, 2009.

Eclipsys and its subsidiaries are from time to time parties to legal proceedings, lawsuits and other claims incident to their business activities. Such matters may include, among other things, assertions of contract breach or intellectual property infringement, claims for indemnity arising in the course of our business and claims by persons whose employment with us has been terminated. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, management is unable to ascertain the ultimate aggregate amount of monetary liability, amounts which may be covered by insurance or recoverable from third parties, or the financial impact with respect to these other matters as of December 31, 2009. However, based on management’s knowledge, management believes that the final resolution of such other matters pending at the time of this report, individually and in the aggregate, will not have a material adverse effect upon our consolidated financial position, results of operations or cash flows.

Off-Balance Sheet Arrangements

As of December 31, 2009, we did not have any off-balance sheet arrangements.

Contracts and Commitments

The following table provides information related to our contractual obligations under various financial and commercial agreements as of December 31, 2009:

	Payments Due by Period
	(in thousands)
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Contractual Obligations
Operating leases	$33,904	$6,399	$11,809	$7,767	$7,929
Capital lease obligations	1,117	353	706	58	—
Long-term debt obligations	29,000	—	29,000	—	—
Unconditional purchase obligations	23,478	16,326	7,152	—	—

Total	$87,499	$23,078	$48,667	$7,825	$7,929

The unconditional purchase obligations consist of minimum purchase commitments for telecommunication services, computer equipment, maintenance, consulting and other commitments.

These amounts are expected to be funded from current cash and cash equivalent balances and income generated from operations.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

We do not currently use derivative financial instruments or enter into foreign currency hedge transactions. Foreign currency fluctuations through December 31, 2009 have not had a material impact on our financial position or results of operations. We continually monitor our exposure to foreign currency fluctuations and may use derivative financial instruments and hedging transactions in the future if, in our judgment, the circumstances warrant their use. We believe most of our international operations are naturally hedged for foreign currency risk as our foreign subsidiaries invoice their clients and satisfy their obligations primarily in their local currencies with the exception of our development center in India. Our development center in India is not naturally hedged for foreign currency risk because their obligations are paid in their local currency but are funded in U.S. dollars. There can be no guarantee that foreign currency fluctuations in the future will not be significant and will not have a material impact on our financial position or results of operations.

We hold investments in ARS. These ARS are debt instruments with long-term nominal maturities that previously could be sold via Dutch auctions every 7, 14, 21, 28, or 35 days creating a short-term instrument. In February 2008, broker-dealers holding our ARS portfolio experienced failed auctions of certain ARS where the amount of securities submitted for sale exceeded the amount of related purchase orders. Our ARS continued to fail to settle at auctions through the end of 2009. We continue to earn interest on these investments at the contractual rate, and the ARS that we hold have not been placed on credit watch by credit rating agencies. The average interest rate, based on the par value of the ARS, earned on the majority of these investments for the year ended December 31, 2009 was 1.6%. For further information on ARS investments, see “Liquidity and Capital Resources” discussion above.

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

The following table illustrates potential fluctuation in annualized interest income based upon hypothetical values for blended interest rates for hypothetical ARS balances (we currently earn interest on $91.2 million par value of ARS):

Hypothetical Interest Rate	Investment balances (in thousands)
	$70,000	$80,000	$90,000

0.5%	350	400	450
1.0%	700	800	900
1.5%	1,050	1,200	1,350
2.0%	1,400	1,600	1,800
2.5%	1,750	2,000	2,250

We estimate that a one-percentage point decrease in interest rates for our investment securities portfolio as of December 31, 2009 would have resulted in a decrease in interest income of $0.9 million for a 12 month period. This sensitivity analysis contains certain simplifying assumptions, including a constant level and rate of debt securities and an immediate across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period, and it does not consider the impact of changes in the portfolio as a result of our business needs or as a response to changes in the market. Therefore, although it gives an indication of our exposure to changes in interest rates, it is not intended to predict future results, and our actual results will likely vary. Hypothetical interest rates used in the table above are significantly lower than the analysis in the prior year due to changes in market conditions in 2009.

As of December 31, 2009, our cash and cash equivalents balance earning interest was $107.9 million of the $123.2 million in cash and cash equivalents held as of that date. The interest rate was 0.16% as of December 31, 2009. The following table illustrates potential fluctuations in annualized interest income based upon hypothetical values for blended interest rates for hypothetical cash and cash equivalents balances:

Hypothetical Interest Rate	Cash and cash equivalent balances (in thousands)
	$100,000	$110,000	$120,000

0.1%	100	110	120
0.2%	200	220	240
0.3%	300	330	360
0.4%	400	440	480
0.5%	500	550	600

We estimate that a one tenth-percentage point decrease in interest rate for our cash and cash equivalents earning interest as of December 31, 2009 would have resulted in a decrease in interest income of $110 thousand for a 12 month period, based on a $110.0 million cash and cash equivalents balance. This sensitivity analysis contains certain simplifying assumptions, including a constant level of cash and cash equivalents and an immediate across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period, and it does not consider the impact of changes in the balance of cash and cash equivalents as a result of our business needs. Therefore, although it gives an indication of our exposure to changes in interest rates, it is not intended to predict future results, and our actual results will likely vary.

On August 26, 2008, we entered into a credit agreement pursuant to which we received a senior secured revolving Credit Facility in the aggregate principal amount of $125.0 million. As of December 31, 2009, borrowings under the Credit Facility totaled $29.0 million. The interest rate applicable to the borrowed amount is based, at our option, on the prime rate, one-month LIBOR rate, three-month LIBOR rate, six-month LIBOR rate or 12-month LIBOR rate at the initial debt draw date and interest rate contract end date plus an applicable margin. The applicable margin, which is based on our leverage ratio, was 1.75% as of December 31, 2009. The leverage ratio, as defined in the credit agreement, is the ratio of (i) funded debt to (ii) earnings before interest, taxes, depreciation and amortization plus or minus certain other adjustments, for the four consecutive fiscal quarters as of the last day of each current fiscal quarter. As of December 31, 2009, our effective interest rate was 1.99%. Based on borrowings of $29.0 million, as of December 31, 2009, for each percentage point increase in the interest rate, annual interest expense would increase $0.3 million. This sensitivity analysis contains certain simplifying assumptions, including a constant level and rate of outstanding debt under the Credit Facility, an immediate across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period, and it does not consider the impact of changes in the outstanding debt as a result of our business needs or as a response to changes in the market. Therefore, although it gives an indication of our exposure to changes in interest rates, it is not intended to predict future results, and our actual results will likely vary.

Item 8.	Financial Statements and Supplementary Data

Index to Consolidated Financial Statements:

Financial Statements:

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Eclipsys Corporation:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Eclipsys Corporation and its subsidiaries at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Atlanta, Georgia

February 24, 2010

ECLIPSYS CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share data)

	As of December 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$123,160	$108,304
Marketable securities	—	154
Accounts receivable, net of allowance for doubtful accounts of $2,994 in 2009 and $4,912 in 2008	111,712	121,811
Prepaid expenses	26,832	23,975
Deferred tax assets	—	2,643
Other current assets	4,250	5,712

Total current assets	265,954	262,599
Long-term investments	85,988	107,215
Property and equipment, net	56,579	53,996
Capitalized software development costs, net	51,889	37,718
Acquired technology, net	29,557	39,710
Intangible assets, net	7,411	10,258
Goodwill	100,008	96,973
Deferred tax assets	86,639	89,063
Other assets	13,039	11,343

Total assets	$697,064	$708,875

Liabilities and Stockholders’ Equity
Current liabilities:
Deferred revenue	$135,185	$123,733
Accounts payable	14,752	20,924
Accrued compensation costs	34,034	16,457
Deferred tax liabilities	6,033	—
Other current liabilities	20,994	22,481

Total current liabilities	210,998	183,595
Deferred revenue	4,896	5,743
Long-term debt and capital lease obligations	29,727	105,000
Other long-term liabilities	15,616	16,540

Total liabilities	261,237	310,878
Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $0.01 par value—authorized 5,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.01 par value, issued and outstanding
57,162,466 and 56,126,674, respectively. Non-voting common stock, $0.01 par value, 0 shares outstanding.	572	561
Additional paid-in capital	599,111	569,717
Accumulated deficit	(162,004)	(164,712)
Accumulated other comprehensive loss	(1,852)	(7,569)

Total stockholders’ equity	435,827	397,997

Total liabilities and stockholders’ equity	$697,064	$708,875

The accompanying notes are an integral part of these Consolidated Financial Statements.

ECLIPSYS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

(in thousands, except per share data)

	For The Year Ended December 31,
	2009	2008	2007
Revenues:
Systems and services	$509,060	$495,643	$460,853
Hardware	10,124	20,119	16,680

Total revenues	519,184	515,762	477,533

Cost and expenses:
Cost of systems and services (excluding depreciation and amortization shown below)	271,400	280,694	263,557
Cost of hardware	8,543	16,945	12,230
Sales and marketing	91,493	85,911	76,172
Research and development	55,610	61,435	56,480
General and administrative	45,095	38,457	32,677
Depreciation and amortization	32,180	22,098	17,924
In-process research and development	—	850	—
Restructuring charge	5,434	—	1,175

Total costs and expenses	509,755	506,390	460,215

Income from operations	9,429	9,372	17,318
Gain on sale of assets	2,549	4,370	12,761
Loss on investments, net	(205)	(609)	—
Interest expense	(3,368)	(2,117)	—
Interest income	2,136	6,074	7,070

Income before income taxes	10,541	17,090	37,149
Provision for (benefit from) income taxes	7,833	(82,416)	(3,992)

Net income	$2,708	$99,506	$41,141

Basic earnings per share:
Net income	$2,708	$99,506	$41,141
Less: Income allocated to participating securities	28	1,176	339

Net income available to common shareholders	$2,680	$98,330	$40,802

Basic weighted average common shares outstanding	55,940	54,089	52,915

Basic earnings per share	$0.05	$1.82	$0.77

Diluted earnings per share:
Net income	$2,708	$99,506	$41,141
Less: Income allocated to participating securities	28	1,160	333

Net income available to common shareholders	$2,680	$98,346	$40,808

Basic weighted average common shares outstanding	55,940	54,089	52,915
Dilutive portion of potential common shares	681	762	1,081

Diluted weighted average common shares outstanding	56,621	54,851	53,996

Diluted earnings per share	$0.05	$1.79	$0.76

The accompanying notes are an integral part of these Consolidated Financial Statements.

ECLIPSYS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

	For The Years Ended December 31,
	2009	2008	2007
Operating activities:
Net income	$2,708	$99,506	$41,141
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	49,228	41,376	35,603
Provision for bad debts	2,896	5,995	2,078
Loss on sale of investments, net	1,114	—	—
Unrealized (gain)/loss on sale of investments, net	(909)	(609)	—
In process research and development	—	850	—
Stock compensation expense	18,162	17,282	11,267
Deferred provision for (benefit from) income taxes	9,295	(93,031)	(5,285)
Gain on sale of assets	(2,549)	(4,370)	(12,761)
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Accounts receivable	1,827	(20,881)	(5,695)
Prepaid expenses and other current assets	(1,254)	2,054	(4,559)
Inventory	—	—	1,031
Other assets	833	(329)	1,421
Deferred revenue	12,578	13,528	1,441
Accrued compensation	17,714	(10,562)	11,115
Accounts payable and other current liabilities	(9,624)	8,955	(9,071)
Other long-term liabilities	1,215	12,480	2,470
Other	3,183	1,157	28

Total adjustments	103,709	(26,105)	29,083

Net cash provided by operating activities	106,417	73,401	70,224

Investing activities:
Purchases of property and equipment	(21,243)	(25,092)	(16,596)
Purchases of marketable securities	—	(102,000)	(241,054)
Proceeds from sale of marketable securities	23,686	153,641	161,673
Proceeds from sale of assets, net of transaction costs	—	835	22,616
Capitalized software development costs	(29,492)	(18,176)	(20,943)
Restricted cash	—	1,964	(1,950)
Earnout on disposition	2,079	3,578	—
Cash paid for acquisitions and related earn outs	(3,077)	(111,522)	(6,372)

Net cash used in investing activities	(28,047)	(96,772)	(102,626)

Financing activities:
Proceeds from stock options exercised	11,779	6,254	12,549
Proceeds from employee stock purchase plan	855	822	310
Cash paid for debt issuance costs	—	(1,440)	—
Repayment of secured financings	(76,000)	(95,000)	—
Proceeds from secured financings	—	200,000	—
Other	(186)	—	—

Net cash (used in) provided by financing activities	(63,552)	110,636	12,859

Effect of exchange rates on cash and cash equivalents	38	(1,471)	789

Net change in cash and cash equivalents	14,856	85,794	(18,754)
Cash and cash equivalents — beginning of year	108,304	22,510	41,264

Cash and cash equivalents — end of year	$123,160	$108,304	$22,510

Cash paid for income taxes	$1,064	$1,425	$110

Cash paid for interest	$3,094	$1,842	$—

Non-cash investing activities:
Capital lease obligations	$1,227	$—	$—

Common stock issued pursuant to earn-out agreements	$—	$—	$1,252

The accompanying notes are an integral part of these Consolidated Financial Statements.

ECLIPSYS CORPORATION AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Equity and Comprehensive Income

(in thousands, except share data)

	Common Stock		Additional Paid-in	Accumulated	Comprehensive	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Income (Loss)	Total
Balance at December 31, 2006	52,536,882	$525	$495,240	$(305,359)		$250	$190,656
Exercise of stock options	999,942	10	12,725				12,735
Shares cancelled	(15,924)		(2)				(2)
Employee stock purchase plan	19,568		399				399
Issuance of restricted stock	150,000	1					1
Stock compensation expense			11,267				11,267
Stock issued for acquisitions	62,063	1	222				223
Restricted stock retained for tax withholdings	(39,133)		(853)				(853)
Deferred stock unit grants			114				114
Other	93,344	1					1
Comprehensive income:
Net income				41,141	$41,141		41,141
Unrealized gain on investments, net of taxes					24	24	24
Foreign currency translation adjustment, net of taxes					2,308	2,308	2,308

Other comprehensive income					2,332

Comprehensive income					$43,473

Balance at December 31, 2007	53,806,742	538	519,112	(264,218)		2,582	258,014
Exercise of stock options	505,494	5	6,277				6,282
Shares cancelled	(8,156)						—
Employee stock purchase plan	42,240	1	822				823
Issuance of restricted stock	647,321	6	(6)				—
Stock compensation expense			17,282				17,282
Stock issued for acquisitions	1,257,100	13	27,279				27,292
Restricted stock retained for tax withholdings	(64,029)	(1)	(1,040)				(1,041)
Other	(60,038)	(1)	(9)				(10)
Comprehensive income:
Net income				99,506	$99,506		99,506
Unrealized loss on investments, net of taxes					(5,309)	(5,309)	(5,309)
Foreign currency translation adjustment, net of taxes					(4,842)	(4,842)	(4,842)

Other comprehensive loss					(10,151)

Comprehensive income					$89,355

Balance at December 31, 2008	56,126,674	561	569,717	(164,712)		(7,569)	397,997
Exercise of stock options	976,428	10	11,779				11,789
Shares cancelled	(164,979)	(2)	1				(1)
Employee stock purchase plan	62,799	1	855				856
Issuance of restricted stock	272,386	3	(3)				—
Stock compensation expense			18,162				18,162
Restricted stock retained for tax withholdings	(100,994)	(1)	(1,455)				(1,456)
Other	(9,848)		55				55
Comprehensive income:
Net income				2,708	$2,708		2,708
Unrealized gain on investments, net of taxes					2,466	2,466	2,466
Foreign currency translation adjustment, net of taxes					3,251	3,251	3,251

Other comprehensive income					5,717

Comprehensive income					$8,425

Balance at December 31, 2009	57,162,466	$572	$599,111	$(162,004)		$(1,852)	$435,827

The accompanying notes are an integral part of these Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - ORGANIZATION AND DESCRIPTION OF BUSINESS

Eclipsys Corporation (“Eclipsys” or the “Company”) is a healthcare information technology company and a provider of advanced integrated clinical, revenue cycle and performance management software and related professional services that help healthcare organizations and physicians improve their clinical, financial, and operational outcomes. The Company sells its products and services principally in the U.S. and Canada and has recently expanded its operations to markets in the Asia-Pacific region and sales efforts in the Middle East. The Company develops and licenses proprietary software and content that is designed for use in connection with many of the key clinical, financial and operational functions that healthcare organizations require. Among other things, the software enables physicians, nurses and other clinicians to coordinate care through shared electronic medical records, place orders and access and share information about patients. The software also helps clients optimize their healthcare revenue cycle, including patient admissions, scheduling, invoicing, inventory control and cost accounting, in addition to supporting clinical and financial planning and analysis. Clinical content, which is integrated with Eclipsys’ software, provides information for use by physicians, nurses and other clinicians.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Consolidated Financial Statements include the accounts of Eclipsys and its wholly owned subsidiaries. All material inter-company transactions and balances between the Company and its subsidiaries have been eliminated in consolidation. Eclipsys manages its business as one reportable segment.

Segment Information

The authoritative guidance related to disclosures about segments of an enterprise and related information requires that a company report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise for which separate financial information is available and is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker currently evaluates the Company’s operations from a number of different operational perspectives including but not limited to a client by client basis. The Company derives all significant revenues from a single reportable operating segment of business, healthcare information technology. Accordingly, the Company does not report more than one segment; nevertheless, management evaluates quarterly whether the Company continues to have one single reportable segment.

Use of Estimates

The preparation of the Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosures of contingent assets and liabilities. The estimates and assumptions used in the accompanying Consolidated Financial Statements are based upon management’s evaluation of the relevant facts and circumstances as of the date of the financial statements. Actual results could differ from those estimates. The most significant estimates relate to the allowance for doubtful accounts, revenues recognized, the amounts recorded for capitalized software development costs and related useful lives, stock-based compensation, the valuation of auction rate securities (“ARS”) and the related put option, the valuation allowance for deferred tax assets, and acquired intangible assets and the related impact on goodwill.

Cash and Cash Equivalents

For purposes of the Consolidated Statements of Cash Flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Restricted Cash

The restricted cash balance was $2.0 million as of December 31, 2007 and represented collateral to secure a letter of credit for the Atlanta facility. During 2008, the restricted cash was replaced as collateral with a letter of credit issued under the Company’s Credit Facility.

Long-Term Investments

The Company accounts for investments in accordance with the authoritative guidance related to accounting for investments in debt and equity securities. The Company determines the appropriate classification of all investments as held-to-maturity, available-for-sale or trading at the time of purchase, and re-evaluates such classification as of each balance sheet date. Unrealized gains and losses on investments classified as available-for-sale are reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity, and unrealized gains and losses on securities classified as trading are reported in earnings. The Company uses the specific identification method to determine the cost basis in computing realized gains and losses on the sale of its available-for-sale securities. As of December 31, 2009, Eclipsys’ total investments in ARS, including the UBS put option, of $86.0 million were recorded as long-term investments. See Note D – Long-Term Investments for further details.

Accounts Receivable and Unbilled Receivables

The timing of revenue recognition and contractual billing terms under certain multiple element arrangements may not precisely coincide, resulting in the recording of unbilled accounts receivable or deferred revenue. Client payments are due under these arrangements in varying amounts primarily upon the achievement of certain contractual milestones throughout the implementation periods, which generally range from 12 to 36 months. The current portion of unbilled accounts receivable is included in accounts receivable. The accounts receivable amounts are unsecured.

Allowance for Doubtful Accounts

In evaluating the collectability of accounts receivable, the Company assesses a number of factors, including a specific client’s ability to meet its financial obligations to the Company, as well as general factors, such as the length of time the receivables are past due and historical collection experience. Based on these assessments, the Company records a reserve for specific account balances as well as a reserve based on the Company’s historical experience for bad debt to reduce the related receivables to the amount it ultimately expects to collect from clients. If circumstances related to specific clients change, or economic conditions deteriorate such that past collection experience is no longer relevant, the estimate of the recoverability of accounts receivable could be further reduced from the levels provided for in the Consolidated Financial Statements. The allowance for doubtful accounts is believed to be sufficient to cover credit losses.

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are provided for using the straight-line method over the estimated useful lives, which generally range from 3 to 8 years as follows:

Useful Life
Computer equipment	3-5 years
Office equipment	7 years
Purchased software for internal use	3 years
Expenditures for resource planning system	5-8 years

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

Capitalized Software Development Costs

The Company capitalizes a portion of its computer software development costs incurred subsequent to establishing technological feasibility. These costs include salaries, benefits, consulting and other directly related costs incurred in connection with programming and testing software. Capitalization ceases when the software is generally released for sale to clients. Management monitors the net realizable value of development costs to ensure that the investment will be recovered through future revenues. Capitalized software development costs and the related amortization, which are included in the cost of systems and software, were as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007
Capitalized software development costs	$29,492	$18,177	$20,900
Amortization of capitalized software development costs	$15,548	$18,668	$15,039

The capitalized software development costs are amortized over the greater of (i) the ratio of current revenues to total and anticipated future revenues for the applicable software or (ii) the straight-line method over three years. Accumulated amortization of capitalized software development costs was as follows (in thousands):

	As of December 31,
	2009	2008
Accumulated amortization of capitalized software development costs	$24,812	$32,405

Management monitors the net realizable value of development costs to ensure that the investment will be recovered through future revenues.

Intangible Assets, including Goodwill

Intangible assets are classified into three categories: (1) intangible assets with definite lives subject to amortization; (2) intangible assets with indefinite lives not subject to amortization; and (3) goodwill. For intangible assets with definite lives, tests for impairment must be performed if conditions exist that indicate the carrying value may not be recoverable. For intangible assets with indefinite lives and goodwill, tests for impairment must be performed at least annually or more frequently if events or circumstances indicate that assets might be impaired. Such conditions may include an economic downturn in a market or a change in the assessment of future operations. Acquired technology and other intangible assets determined to have definite lives are amortized over their useful lives. Goodwill is not amortized. Eclipsys has only one reporting unit for which all goodwill is assigned. Impairment tests for goodwill include comparing Eclipsys’ fair value to the comparable carrying value, including goodwill.

No impairment has been identified or recorded in 2009, 2008 or 2007.

Long-Lived Assets

Long-lived assets, including separate and identifiable intangible assets, are reviewed for potential impairment at such time that events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. Any impairment loss would be recognized when the sum of the expected, undiscounted net cash flows is less than the carrying amount of the asset. If an asset is impaired, the asset is written down to its estimated fair value. The Company did not record any impairment of long-lived assets in 2009, 2008 or 2007.

Fair Value of Financial Instruments

The carrying amounts of Eclipsys’ financial instruments, including cash and cash equivalents, accounts receivable, and other current liabilities, approximate fair value due to the short-term nature of these assets and liabilities.

Revenue Recognition

Revenues are derived from licensing of computer software; software and hardware maintenance; professional services (including implementation, integration, training and consulting); remote hosting; outsourcing; and the sale of computer hardware. With the exception of hardware revenues, Eclipsys classifies its revenues in one caption (systems and services) in the Consolidated Statements of Operations since the amount of license revenues related to traditional software contracts is less than 10% of total revenues and the remaining revenue types included in this caption relate to software maintenance, services and bundled subscription arrangements that have similar attribution patterns for revenue recognition.

Eclipsys generally contracts under multiple element arrangements, which include software license fees, hardware and services including implementation, integration, training and software maintenance, for periods of 5 to 7 years and can be up to 10 years. Eclipsys evaluates revenue recognition on a contract-by-contract basis as the terms of each arrangement vary. The evaluation of contractual arrangements often requires judgments and estimates that affect the timing of revenues recognized in the Company’s Consolidated Statements of Operations. Specifically, it may be required to make judgments about:

•	Whether the fees associated with software and services are fixed or determinable,

•	Whether collection of fees is considered probable,

•	Whether professional services are essential to the functionality of the related software,

•	Whether Eclipsys has the ability to make reasonably dependable estimates in the application of the percentage-of-completion method, and

•	Whether Eclipsys’ has verifiable objective evidence of fair value for the software and services.

Eclipsys recognizes revenues once the following criteria are met:

•	There is a signed contract evidencing that an arrangement exists,

•	Delivery has occurred,

•	The fee is fixed or determinable,

•	Collectability is probable, and

•	Remaining obligations under the agreement are insignificant.

Many of the Company’s contracts with its clients are multiple element arrangements that provide for multiple software modules including the rights to unspecified future versions and releases offered within the software suites the client purchases or rights to unspecified software versions that support different hardware or operating platforms, and that do not qualify as exchange rights. These arrangements are referred to as subscription contracts. Additionally, Eclipsys sometimes enters into multiple element arrangements that do not include these rights to unspecified future software or platform protection rights. These arrangements are referred to as traditional software contracts. Finally, Eclipsys offers much of its software and services on a stand-alone basis. Revenues under each of these arrangements are recognized as set forth below.

Subscription Contracts

Subscription contracts typically include the following elements:

•	Software license,

•	Maintenance,

•	Professional services, and

•	Third party hardware or remote hosting services.

Software license fees are recognized ratably over the term of the contract, commencing upon the delivery of the software provided that the revenue recognition criteria have been met. The value of the software is determined using the residual method. These contracts contain the rights to unspecified future software within the suite purchased and/or unspecified platform transfer rights that do not qualify for exchange accounting. Accordingly, the revenues from these arrangements are recognized ratably over the term of the arrangement. Under certain arrangements, Eclipsys capitalizes the related direct costs of these arrangements, which consist of third-party software costs and direct software implementation costs. These costs are amortized over the term of the arrangement.

In the case of maintenance revenues, vendor-specific objective evidence (“VSOE”) of fair value is based on substantive renewal prices, and the revenues are recognized ratably over the maintenance period.

In the case of professional services revenues, VSOE is based on prices from stand-alone sale transactions, and the revenues are recognized as services are performed.

Third party hardware revenues are recognized upon delivery.

For remote hosting services, VSOE is based upon consistent pricing charged to clients based on volumes and performance requirements on a stand-alone basis and substantive renewal terms, and revenues are recognized ratably over the contract term as the services are performed. Remote hosting arrangements generally require the Company to perform one-time set-up activities and include a one-time set-up fee. This one-time set-up fee is generally paid by the client at contract execution. These set-up activities do not constitute a separate unit of accounting, and accordingly the related set-up fees are recognized ratably over the term of the contract.

Eclipsys considers the revenue recognition of its remote hosting services arrangements on a contract-by-contract basis. If it is determined that the client has the contractual right to take possession of the Company’s software at any time during the hosting period without significant penalty, and can feasibly run the software on its own hardware or enter into another arrangement with a third party to host the software, then a software element exists. When a software element exists in a remote hosting services arrangement, the license, professional services revenues and remote hosting services revenues are recognized ratably over the term of the remote hosting contract at the applicable fair value. If a software element is not present in a remote hosting services arrangement, we recognize revenues for the remote hosting services arrangement ratably over the term of the remote hosting contract.

Traditional Software Contracts

Eclipsys enters into traditional multiple-element arrangements that can include the following elements:

•	Software license,

•	Maintenance,

•	Professional services, and

•	Third party hardware or remote hosting services.

Revenues for each of the elements are recognized as follows:

Software license fees are recognized provided that the revenue recognition criteria have been met. For those arrangements in which the fee is not considered fixed or determinable, the software license revenues are recognized as the payments become due. For arrangements in which VSOE only exists for the undelivered elements, the delivered elements (software license revenues) are accounted for using the residual method.

In addition to the software license fees, these contracts may also contain maintenance, professional services and hardware or remote hosting services. VSOE and revenue recognition for these elements are determined using the same methodology as noted above for subscription contracts.

Software Contracts Requiring Contract Accounting

Eclipsys enters into certain multiple element arrangements containing milestone provisions in which the professional services are considered essential to the functionality of the software. Under these arrangements, software license fees and professional service revenues are recognized using the percentage-of-completion method over the implementation period, which generally ranges from 12 to 36 months. Under the percentage-of-completion method, revenues and profits are recognized throughout the term of the implementation based upon estimates of total labor hours incurred and revenues to be generated over the term of the implementation. Changes in estimates of total labor hours and the related effect on the timing of revenues and profits are recognized in the period in which they are determinable. Accordingly, changes in these estimates could occur and have a material effect on operating results in the period of change.

Stand-Alone Software and Services

Eclipsys also markets certain software and services on a stand-alone basis, including the following:

•	Software license,

•	Maintenance,

•	Professional services,

•	Hardware,

•	Outsourcing, and

•	Remote Hosting services.

Revenues related to such software and services are recognized as follows:

Software license fees and maintenance marketed on a stand-alone basis may be licensed either under traditional contracts or under subscription arrangements. Software license fees under traditional contracts are recognized when the revenue recognition criteria are met. Under subscription agreements for stand-alone software, license fees are recognized ratably over the term of the contract. With respect to maintenance, VSOE is determined based on substantive renewal prices contained in the contracts. Maintenance revenues are recognized ratably over the term of the contract.

Professional services represent incremental services marketed to clients including implementation, consulting, and training services. Professional services revenues, where VSOE is based on prices from stand-alone transactions, are recognized as services are performed.

Hardware revenues are recognized upon delivery.

Eclipsys provides outsourcing services to its clients. Under these arrangements we assume full, partial or transitional responsibilities for a healthcare organization’s IT operations using Eclipsys employees. Outsourcing services include facilities management, network outsourcing and transition management. These arrangements typically range from five to ten years in duration. Revenues from these arrangements are recognized when services are performed.

Remote hosting contracts that are sold on a stand-alone basis are recognized ratably over the contract term. Remote hosting arrangements generally require one-time set-up activities and include a one-time set-up fee. This one-time set-up fee is generally paid by the client at contract execution. These set-up activities do not constitute a separate unit of accounting, and accordingly revenues related to the set-up fees are recognized ratably over the term of the contract.

The Company records reimbursable out-of-pocket expenses in both systems and services revenues and as a direct cost of system and services. Expenses incurred for reimbursable out-of-pocket expenses were as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007
Reimbursable out-of-pocket expenses	$10,668	$11,681	$11,600

When clients reimburse the Company for shipping and handling costs, this reimbursement is classified as revenues and the associated cost is classified as a cost of revenues.

If other judgments or assumptions were used in the evaluation of the Company’s revenue arrangements, the timing and amounts of revenues recognized may have been significantly different.

Costs of Revenues

The principal costs of systems and services revenues are salaries, benefits and related overhead costs for implementation, maintenance, remote hosting and outsourcing personnel. Other significant costs include third party costs, software rental and maintenance and the amortization of capitalized software development costs and acquired technology intangible assets. Capitalized software development costs are generally amortized over three years on a straight-line basis commencing upon general release of the related software, or are based on the ratio that current revenues bear to total anticipated revenues for the applicable software. Acquired technology is amortized over three to five years based upon the estimated economic life of the underlying asset. Cost of revenues related to hardware sales includes the cost to acquire the hardware from the manufacturer.

Shipping Costs

The Company classifies the reimbursement by clients of shipping and handling costs as revenues and the associated cost as cost of revenues.

Sales Taxes

The Company reports sales taxes collected from clients and remitted to governmental authorities on a net basis, that is both the sales tax expense and the associated reimbursement by clients are classified as expenses.

Research and Development

Research and development costs are expensed as incurred. Research and development expenses consist primarily of salaries, benefits and related overhead, as well as consulting costs related to design, development and testing of new software.

Certain software development costs are capitalized subsequent to attaining technological feasibility. These costs are amortized as an element of the cost of systems and services.

Income Taxes

The provision for (benefit from) income taxes and corresponding balance sheet accounts are determined in accordance with authoritative guidance related to accounting for income taxes. Under this guidance, deferred tax assets and liabilities are determined based on the temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes. The deferred tax assets and liabilities are classified according to the financial statement classification of the net assets and liabilities generating the differences. The Company provides a valuation allowance for that portion of deferred tax assets, which it cannot determine is more likely than not to be recognized.

Effective January 1, 2007, the Company adopted additional authoritative guidance that clarifies the criteria for recognizing income tax benefits and requires additional disclosures about uncertain tax positions. The financial statement recognition of the benefit for a tax position is dependent upon the benefit being “more likely than not”, based on its technical merits, to be sustainable upon audit by the applicable taxing authority. If this threshold is met, the tax benefit is then measured and recognized at the largest amount that is greater than 50 percent likely of being realized upon ultimate settlement. Upon adoption of this guidance on January 1, 2007, the Company recognized no increase in its liability for unrecognized income tax benefits. The Company accounts for any applicable interest and penalties on uncertain tax positions as a component of income tax expense.

The Company files income tax returns in the U.S. federal jurisdiction, numerous states, Canada, India, Malaysia and Singapore. U.S. federal, state and Canada jurisdictions are open to examination due to net operating loss carryforwards. India and Singapore jurisdictions are open to examination for 2006 and 2007, respectively.

Stock-Based Compensation

Eclipsys accounts for stock-based employee compensation arrangements in accordance with the authoritative guidance related to share-based payment arrangements, as adopted effective January 1, 2006. The Company elected to adopt the current guidance using the modified prospective method. Under this method, compensation cost recognized during the period includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the intrinsic value method amortized over the awards’ vesting period, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the new guidance amortized on a straight-line basis over the awards’ vesting period.

The fair value of stock options is estimated at the date of grant using the Black-Scholes option pricing model with weighted average assumptions for the activity under Eclipsys’ stock plans. Option pricing model input assumptions such as expected term, expected volatility, and risk-free interest rate impact the fair value estimate. Further, the forfeiture rate impacts the amount of aggregate compensation. These assumptions are subjective and generally require significant analysis and judgment to develop. When estimating fair value, some of the assumptions were based on or determined from external data (for example, the risk free interest rate) and other assumptions were derived from Eclipsys’ historical experience with share-based payment arrangements (for example, volatility and expected term). The appropriate weight to place on historical experience is a matter of judgment, based on relevant facts and circumstances.

Eclipsys elected to use the simplified method for estimating the expected term equal to the midpoint between the vesting period and the contractual term. Additional guidance requires the use of historical data to estimate an expected term unless the Company significantly changes the terms of its stock option grants. The stock option grants the Company issued after December 31, 2007 have a contractual term of 7 years, which differs from the contractual term of prior grants (generally 10 years). Therefore, there is not sufficient historical data to estimate the expected term for current option issuances. Accordingly, the Company continues to use the simplified method. Additionally, this reduction in contractual term has lowered the assumption of expected term.

Volatility is estimated using the weighted average historical volatility of the Company’s common stock. The risk-free interest rate is the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term input to the Black-Scholes model. Forfeitures are estimated using a weighted average historical forfeiture rate. Estimates of forfeitures will be adjusted over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from estimates.

Significant Client

Revenues related to one of the Company’s clients represented 13.2% in 2009, 10.7% in 2008, and 10.3% in 2007 of the Company’s total revenues. No client comprises more than 10% of accounts receivable.

Foreign Currency

The financial position and results of operations of the Company’s subsidiaries, with the exception of its subsidiary in India, are measured using the currency of the respective countries as the functional currency. Assets and liabilities are translated at the foreign exchange rate in effect at the balance sheet date, while revenues and expenses for the year are translated at the average exchange rate in effect during the year. Translation gains and losses are not included in determining net income or loss but are accumulated and reported as a separate component of stockholders’ equity.

The functional currency of the Indian subsidiary is the U.S. dollar, with monetary assets and liabilities remeasured into U.S. dollars at year-end exchange rates, and revenues and expenses remeasured at average rates prevailing during the year.

Eclipsys has not entered into any hedging contracts during the three-year period ended December 31, 2009.

New Accounting Pronouncements

In February 2010, the Financial Accounting Standards Board (“FASB”) revised the guidance to include additional disclosure requirements related to fair value measurements. The guidance adds the requirement to disclose transfers in and out of Level

1 and 2 measurements and the reasons for the transfers and a gross presentation of activity within the Level 3 roll forward. The guidance also includes clarifications to existing disclosure requirements on the level of disaggregation and disclosures regarding inputs and valuation techniques. The guidance applies to all entities required to make disclosures about recurring and nonrecurring fair value measurements. It will be effective for the Company on January 1, 2010 for interim and annual reporting, except for the gross presentation of the Level 3 roll forward information, which will be required for interim and annual periods beginning January 1, 2011. This guidance is not expected to have material impact on the Consolidated Financial Statements.

In December 2007, the FASB revised the authoritative guidance for business combinations. The purchase method of accounting will continue to be required for all business combinations, but the revised guidance significantly changes the accounting for other aspects of business combinations. Under the guidance, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. The revised guidance will change the accounting treatment for certain specific acquisition related items including: (1) expensing acquisition related costs as incurred; (2) valuing non-controlling interests at fair value at the acquisition date; and (3) expensing restructuring costs associated with an acquired business. It also includes a substantial number of new disclosure requirements. This new guidance was adopted by the Company on January 1, 2009 and is to be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009. The adoption of this guidance did not have an impact on the Consolidated Financial Statements.

In April 2008, the FASB revised the authoritative guidance related to the determination of the useful life of intangible assets by amending the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The intent of this guidance is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset and other United States generally accepted accounting principles. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of this guidance by the Company as of January 1, 2009 did not have an impact on the Consolidated Financial Statements.

In June 2008, the FASB issued revised authoritative guidance that addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (“EPS”) under the two-class method. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years. The adoption of this guidance by the Company on January 1, 2009 did not materially affect earnings per share and was applied retrospectively to all periods presented (see Note C - Basic and Diluted Earnings per Share for details).

In April 2009, the FASB issued revised authoritative guidance that changes existing guidance for determining whether an impairment of debt securities is other than temporary. The new guidance requires other than temporary impairments to be separated into the amount representing the decrease in cash flows expected to be collected from a security (referred to as credit losses) which is recognized in earnings and the amount related to other factors which is recognized in other comprehensive income. This noncredit loss component of the impairment may only be classified in other comprehensive income or loss if the holder of the security concludes that it does not intend to sell and, more likely than not, it will not be required to sell the security before it recovers its value. If these conditions are not met, the noncredit loss must also be recognized in earnings. When adopting the new guidance, an entity is required to record a cumulative effect adjustment as of the beginning of the period of adoption to reclassify the noncredit component of a previously recognized other than temporary impairment from retained earnings to accumulated other comprehensive loss. The new guidance is effective for interim and annual periods ending after June 15, 2009. The Company adopted this new guidance on April 1, 2009, and it did not have a material impact on the Consolidated Financial Statements.

In April 2009, the FASB issued new authoritative guidance related to estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability. The guidance also provides additional information related to circumstances that may indicate that a transaction is not orderly. This new guidance is effective for interim and annual periods ending after June 15, 2009. The Company adopted this guidance on April 1, 2009, and it did not have a material impact on the Consolidated Financial Statements.

In April 2009, the FASB amended the authoritative guidance related to the disclosures about fair value of financial instruments which requires publicly-traded companies to provide disclosures on the fair value of financial instruments in interim financial statements. Since this guidance only requires additional disclosures concerning the financial instruments, the adoption of it by the Company during the second quarter of 2009 did not have an impact on the Consolidated Financial Statements.

In May 2009, the FASB issued new authoritative guidance related to subsequent events, which establishes general standards of accounting for and disclosures of subsequent events that occur after the balance sheet date but prior to the issuance of financial statements. The guidance requires additional disclosure regarding the date through which subsequent events have been evaluated by the entity as well as, whether that date is the date the financial statements were issued. This guidance became effective for the Company’s financial statements as of June 30, 2009. The Company has evaluated subsequent events through February 23, 2010.

In June 2009, the FASB issued the FASB Accounting Standards Codification (“Codification”), which is the single source of authoritative nongovernmental U.S. generally accepted accounting principles (“GAAP”). Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative guidance for SEC registrants. The Codification became effective for interim and annual reporting periods ending after September 15, 2009. All existing accounting standards are superseded. All other accounting literature not included in the Codification is nonauthoritative. Since the Codification did not change the substance of the accounting rules under GAAP, the Codification did not have a material impact on the Consolidated Financial Statements.

In October 2009, the FASB issued updated guidance that amends existing revenue recognition accounting pronouncements that have multiple element arrangements. This updated guidance provides accounting principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated. This new approach is effective for fiscal years beginning after June 15, 2010 and may be applied retrospectively or prospectively for new or materially modified arrangements. In addition, early adoption is permitted. The Company is currently evaluating the potential impact of this guidance on its Consolidated Financial Statements.

In October 2009, the FASB issued updated guidance related to certain arrangements that contain software elements, which amends revenue recognition to exclude tangible products that include software and non-software components that function together to deliver the product’s essential functionality. This updated guidance will be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Earlier application is permitted as of the beginning of a company’s fiscal year provided the company has not previously issued financial statements for any period within that year. An entity shall not elect early application of this update unless it also elects early application of the update related to multiple element arrangements. The Company is currently evaluating the potential impact of this guidance on its Consolidated Financial Statements.

NOTE C - BASIC AND DILUTED EARNINGS PER SHARE

For all periods presented, basic and diluted EPS is presented using the two-class method, which requires that basic earnings per common share be calculated by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding during the period.

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

The computations of basic and diluted income per common share were as follows (in thousands, except per share data):

	For the years ended December 31,
	2009	2008	2007

Basic earnings per common share:
Net income	$2,708	$99,506	$41,141
Less: Income allocated to participating securities	28	1,176	339

Net income available to common stockholders	$2,680	$98,330	$40,802

Basic weighted average shares outstanding	56,528	54,736	53,355
Less: Participating securities	588	647	440

Basic weighted average common shares outstanding	55,940	54,089	52,915

Basic earnings per common share	$0.05	$1.82	$0.77

Diluted earnings per common share:
Net income	$2,708	$99,506	$41,141
Less: Income allocated to participating securities	28	1,160	333

Net income available to common stockholders	$2,680	$98,346	$40,808

Basic weighted average common shares outstanding	55,940	54,089	52,915
Dilutive portion of potential common shares	681	762	1,081

Diluted weighted average common shares outstanding	56,621	54,851	53,996

Diluted earnings per common share	$0.05	$1.79	$0.76

Anti-dilutive shares excluded from the calculation of diluted earnings per common share	4,028	3,586	2,535

NOTE D - LONG-TERM INVESTMENTS

The amortized cost, gross unrealized holding gains, gross unrealized holding losses and aggregate fair value of investment securities as of December 31, 2009, were as follows (in thousands):

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value

Available for sale securities:
Goldman Sachs purchased ARS	$55,450	$—	$(5,511)	$49,939

Trading securities:
UBS Financial Services (UBS) purchased ARS	35,750	—	(2,347)	33,403
Auction rate securities put option	—	2,646	—	2,646

Total trading securities	35,750	2,646	(2,347)	36,049

Total long-term investments	$91,200	$2,646	$(7,858)	$85,988

The amortized cost, gross unrealized holding gains, gross unrealized holding losses and aggregate fair value of investment securities as of December 31, 2008, were as follows (in thousands):

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Available for sale securities:
Goldman Sachs purchased ARS	$80,250	$—	$(8,751)	$71,499

Trading securities:
UBS Financial Services (UBS) purchased ARS	36,325		(3,912)	32,413
ARS put option	—	3,303	—	3,303

Total trading securities	36,325	3,303	(3,912)	35,716

Total long-term investments	$116,575	$3,303	$(12,663)	$107,215

Other marketable securities	$150	$4	$—	$154

The changes in market value of available for sale securities are reflected in the accumulated other comprehensive income (loss) caption of the stockholders’ equity in the Consolidated Balance Sheets, until the Company disposes of them. Once these securities are disposed of, either by sale or maturity, the accumulated changes in market value are transferred to investment income. On the Consolidated Statements of Cash Flow, changes in the balances of available for sale securities are included in purchases and proceeds from sales and redemptions of investments under investing activities.

Changes in the market value of trading securities are recorded in investment income as they occur, and the related Consolidated Statements of Cash Flows includes changes in the balances of trading securities as operating cash flows.

The maturity dates of the Goldman Sachs securities range from March 1, 2042 to January 1, 2044.

Using the specific identification method, the proceeds and realized gains/losses on the sales and redemptions of available for sale securities were as follows (in thousands):

	For the Years Ended December 31,
	2009	2008	2007
Proceeds	$23,686	$—	$—
Realized gains	—	—	—
Realized losses	(1,114)	—	—
Gross losses included in earnings from transfers of securities from the available for sale category to the trading category	—	(3,912)	—
Net unrealized losses included in other comprehensive income (loss) as of the end of the prior year	(2,587)	—	—

The par values of investments in ARS were as follows (in thousands):

	As of December 31,
	2009	2008
UBS:
AAA rated pool of student loans	$32,275	$36,325
A3 rated pool of student loans	3,475	—

UBS	35,750	36,325

Goldman Sachs:
AAA rated pool of student loans	40,050	64,800
Baa2 rated pool of student loans	15,400	15,450

Goldman Sachs UBS	55,450	80,250

Total par value of ARS	$91,200	$116,575

These investments have long-term nominal maturities for which the interest rates are supposed to be reset through a Dutch auction each month. Prior to February 2008, monthly auctions provided a liquid market for these securities. However, in February 2008, the broker-dealers managing the Company’s ARS portfolio experienced failed auctions of ARS because the amount of securities submitted for sale exceeded the amount of purchase orders. The Company’s ARS continued to fail to settle at auctions through the end of 2009. The Company continues to earn interest on these investments at the contractual rate.

On November 12, 2008, the Company entered into a settlement agreement with UBS pursuant to which the Company (1) received the right (the “put option”) to sell the ARS originally purchased through UBS, at par value, to UBS between June 30, 2010 and July 2, 2012 and (2) gave UBS the right to purchase the ARS, originally purchased through UBS, from the Company any time after the acceptance date of the settlement agreement as long as the Company receives the par value of the securities.

The Company has accounted for the put option as a freestanding financial instrument and elected to record the value under the fair value option. The Company has classified the related UBS purchased ARS as trading securities. Although the underlying credit quality of UBS will impact the future value of the put option and could cause the put option to decrease in fair value and not offset the change in fair value of the UBS purchased ARS, the Company expects that the future changes in the fair value of the put option will over time generally offset the fair value movements in the related UBS purchased ARS.

The put option becomes exercisable on June 30, 2010. Although the Company currently anticipates that it will exercise the put option on the date it becomes exercisable, the Company is not required to do so. In addition, there is no guarantee that the Company will be able to recover the entire investment because the individual securities are illiquid and the Company is still subject to the credit risk that UBS may not be able to perform under the terms of the put option. Accordingly, the Company has classified the UBS portfolio as a non-current asset on its Consolidated Balance Sheets as a component of long-term investments.

As of December 31, 2009, the Company has recorded these investments, including the put option, at their estimated fair value. All of the ARS were at an unrealized loss position as of December 31, 2009 and 2008. See Note E - Fair Value Measurement for further information regarding the valuation of the ARS.

The following table shows the gross unrealized losses of fair value of the Company’s investments classified as available for sale that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as follows (in thousands):

	Greater than 12 Months		Less than 12 Months
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Goldman Sachs ARS
As of December 31, 2009	$49,939	($5,511)

As of December 31, 2008			$71,499	($8,751)

The table above excludes ARS purchased through UBS, as these investments are classified as trading securities.

In evaluating its ARS purchased from Goldman Sachs for other than temporary impairment, as of December 31, 2009, the Company considered a number of qualitative factors such as: the loans are sufficiently collateralized; all of the underlying student loans in the Goldman Sachs’ portfolio are guaranteed by the Federal Family Education Loan Program (“FFELP”); there have been principal repayments of some of the securities to investors; the Company continues to earn interest on the securities at market rates; and there was continued evidence of improvement in the secondary market for ARS during the second half of 2009. Management believes these investments continue to be of high credit quality, currently does not intend to sell the securities, more likely than not will not be required to sell the securities before recovering its cost, and expects to recover the securities’ entire amortized cost basis. Accordingly, the Company has classified these securities as long-term investments in its Consolidated Balance Sheets. The Company has concluded that no other-than-temporary impairment losses, including any credit loss, occurred for the year ended December 31, 2009. The Company will continue to analyze its ARS purchased from Goldman Sachs each reporting period for impairment and it may be required to record an impairment charge in the Consolidated Statements of Operations if the decline in fair value of the Goldman Sachs purchased ARS are determined to be other-than-temporary.

NOTE E - FAIR VALUE MEASUREMENT

Investments

The Company measures its financial assets and liabilities at fair value in accordance with the fair value framework, which requires the categorization of assets into three levels based upon the assumptions (inputs) used to determine the estimated fair value of the assets. Level 1 provides the most reliable measure of fair value, whereas Level 3 generally requires significant management judgment. The three levels are defined as follows:

•	Level 1: Unadjusted quoted prices in active markets for identical assets.

•	Level 2: Observable inputs other than those included in Level 1. For example, quoted prices for similar assets in active markets or quoted prices for identical assets in inactive markets.

•	Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in estimating the value of the asset.

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of December 31, 2009 (in thousands):

	Balance as of December 31, 2009	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$80,585	$80,585	$—	$—
Long-term investments:
Auction rate securities	83,342			83,342
Put Option	2,646			2,646

	$166,573	$80,585	$—	$85,988

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of December 31, 2008 (in thousands):

	Balance as of December 31, 2008	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$90,838	$90,838	$—	$—
Marketable securities:
Treasuries	154	154
Long-term investments:
Auction rate securities	103,912			103,912
Put Option	3,303			3,303

	$198,207	$90,992	$—	$107,215

The Company has recorded the investments categorized as Level 1 at their estimated fair value. These investments consist of money market funds which are valued daily by the fund companies. The valuation is based on the publicly reported net asset value of each fund.

The Company has recorded the investments categorized as Level 3 at their estimated fair value. Due to events in credit markets, quoted prices in active markets are not readily available for the ARS and the put option. The Company estimated the fair value of these ARS based on various factors using a trinomial discount model. The model considers possible cash flows and probabilities which are forecasted under a number of potential scenarios. Each scenario’s cash flow is multiplied by the probability of that scenario occurring. The major inputs are as follows: forecasted maximum interest rates, probability of passing auction or early redemption, probability of failing auction, probability of default at auction, severity of default, and the discount rate. The Company also considered the credit quality and duration of the securities. The Company accounted for illiquidity by using a discount rate within the valuation, with an additional spread representing the additional rates of return investors would require for certain securities to hold those securities in an illiquid environment. The UBS put option was valued using a valuation approach for forward contracts in which one party agrees to sell a financial instrument to another party at a particular time for a particular price. In this approach, the present value of all expected future cash flows are subtracted from the current fair value of the security. The resulting value is calculated as a future value at an interest rate reflective of counterparty risk. There have not been any changes in the Company’s valuation model for ARS and the put option from December 31, 2008.

The assumptions that were used to determine the fair value estimates of the ARS and the put option were highly subjective and therefore considered Level 3 unobservable inputs in the fair value hierarchy. As of December 31, 2009, the fair value of these assets represents $86.0 million or 51.6% of total assets measured at fair value. The estimate of the fair value of the ARS the Company holds could change significantly based on future market conditions.

The following table presents the Company’s activity for assets measured at fair value on a recurring basis using significant unobservable inputs - Level 3 (in thousands):

	Auction Rate Securities	Auction Rate Securities Put Options	Total
Balance at December 31, 2007	$166,217	$—	$166,217
Total gains/(losses):
Included in earnings (realized and unrealized)	(3,912)	3,303	(609)
Included in accumulated other comprehensive income (loss)	(9,251)	—	(9,251)
Purchases, sales, issuances, and settlements	(49,142)	—	(49,142)
Transfers out of Level 3	—	—	—

Balance at December 31, 2008	103,912	3,303	107,215

Total gains/(losses):
Included in earnings (realized and unrealized)	452	(657)	(205)
Included in accumulated other comprehensive income (loss)	3,240	—	3,240
Purchases, sales, issuances, and settlements	(24,262)	—	(24,262)
Transfers out of Level 3	—	—	—

Balance at December 31, 2009	$83,342	$2,646	$85,988

Debt

The fair value of the Company’s bank debt approximates the carrying value of $29 million due to the nature of its revolving line of credit financing arrangement with a variable interest rate and a maturity date of August 26, 2011.

NOTE F - ACCOUNTS RECEIVABLE AND UNBILLED RECEIVABLES

Accounts receivable are comprised of the following (in thousands):

	As of December 31,
	2009	2008
Accounts Receivable:
Billed accounts receivable, net	$82,110	$90,145
Unbilled accounts receivable, net	29,602	31,666

Total accounts receivable, net	$111,712	$121,811

NOTE G - PROPERTY AND EQUIPMENT

The balances for property and equipment were as follows (in thousands):

	As of December 31,
	2009	2008
Computer equipment	$75,095	$68,502
Office equipment and other	14,921	12,245
Purchased software	45,893	38,394
Assets held under capital lease	1,047	—
Leasehold improvements	23,967	23,962

	160,923	143,103
Less: Accumulated depreciation and amortization	(104,344)	(89,107)

	$56,579	$53,996

	For the years ended December 31,
	2009	2008	2007
Total depreciation and amortization expense for property and equipment	$19,181	$16,740	$16,700

NOTE H - ACQUIRED TECHNOLOGY AND INTANGIBLE ASSETS, INCLUDING GOODWILL

The changes in the carrying amount of goodwill for the years ended December 31, 2009 and 2008 were as follows (in thousands):

	Goodwill	Accumulated Impairment Losses	Net Goodwill
Balance as of December 31, 2007	$7,772	$—	$7,772
Earnouts	378		378
Acquisitions	89,181		89,181
Other	(358)		(358)

Balance as of December 31, 2008	96,973	—	96,973
Adjustments related to 2008 acquisitions	3,035		3,035

Balance as of December 31, 2009	$100,008	$—	$100,008

For the year ended December 31, 2009 and 2008, the gross and net amounts for intangible assets and goodwill consist of the following (in thousands):

	As of December 31, 2009			As of December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Estimated Life
Intangibles subject to amortization
Acquired technology	$43,060	$(13,503)	$29,557	$45,027	$(5,317)	$39,710	3-5 years
Ongoing customer relationships	9,409	(3,110)	6,299	9,409	(1,382)	8,027	5-6 years
Non-compete agreements	2,640	(1,588)	1,052	2,640	(469)	2,171	2-3 years

Total	$55,109	$(18,201)	$36,908	$57,076	$(7,168)	$49,908

Intangibles not subject to amortization:
Trade names			$60			$60
Goodwill			100,008			96,973

Total			$100,068			$97,033

Aggregate amortization expense
For the year ended December 31, 2008						$7,168
For the year ended December 31, 2009			$13,000
Estimated amortization expense
For the year ended December 31, 2010			$12,628
For the year ended December 31, 2011			11,610
For the year ended December 31, 2012			7,784
For the year ended December 31, 2013			4,767
For the year ended December 31, 2014			119

Total			$36,908

The Company’s intangible assets originated from acquisitions.

NOTE I - AUTHORIZED SHARES

The total number of shares of all classes of stock that Eclipsys is authorized to issue is 210,000,000, consisting of: (i) 200,000,000 shares of common stock, $.01 par value per share; (ii) 5,000,000 shares of non-voting common stock, $.01 par value per share; and (iii) 5,000,000 shares of preferred stock, $.01 par value per share. As of December 31, 2009, no shares of the non-voting common stock and preferred stock were issued and outstanding.

NOTE J - STOCK-COMPENSATION PLANS

2008 Omnibus Incentive Plan

The 2008 Omnibus Incentive Plan, or the 2008 Plan, was approved by the Company’s stockholders June 11, 2008. The maximum number of shares of common stock that may be issued under the 2008 Plan (subject to adjustment in the event of stock splits and other similar events) is 4,179,878 shares. This limit is reduced by one share for each share covered by a stock option or stock appreciation right (“SAR”) granted under the 2008 Plan, and by 1.6 shares for every share that is subject to awards other than options or SARs. In addition, if any shares of common stock subject to an award under the 2008 Plan, or after December 31, 2007, any shares of common stock subject to an award under the 2005 Stock Incentive Plan, are forfeited, expire or are settled for cash, the shares subject to the award may be used again for awards under the 2008 Plan, in the amount of one share of common stock for every share that was subject to options or SARs and in the amount of 1.6 shares of common stock for every share that was subject to awards other than options or SARs.

The option exercises are expected to be satisfied by issuing shares of the Company’s common stock. As of December 31, 2009, there were 2,616,305 shares available for future awards under the 2008 Plan.

Inducement Grant Stock Incentive Plan

In July 2009, the Company’s Board of Directors approved an Inducement Grant Stock Incentive Plan (the “Inducement Grant Plan”) for use in making inducement grants of stock options and restricted stock to new employees pursuant to the NASDAQ Marketplace Rules. This Inducement Grant Plan is substantially similar to the 2008 Omnibus Incentive Plan as approved by stockholders, except that eligible recipients are limited to prospective and newly hired employees of the Company, consistent with its purpose as an employment inducement tool.

During the year ended December 31, 2009, Eclipsys issued 133,334 stock options and 22,222 shares of restricted stock as inducement grants to new executives under the Inducement Grant Plan.

2005 Inducement Grant Stock Incentive Plan

In October 2005, the Company’s Board of Directors approved the 2005 Inducement Grant Stock Incentive Plan (the “2005 Inducement Grant Plan”) for use in making inducement grants of stock options and restricted stock to new employees pursuant to the NASDAQ Marketplace Rules. This 2005 Inducement Grant Plan is substantially similar to the 2005 Stock Incentive Plan as approved by stockholders, except that eligible recipients are limited to prospective and newly hired employees of the Company, consistent with its purpose as an employment inducement tool.

During the year ended December 31, 2009, Eclipsys issued 270,138 stock options as inducement grants to new executives.

Awards granted under the 2008 Plan, the prior plans, the Inducement Grant Plan, and the 2005 Inducement Grant Plan generally have a contractual life of 7 to 10 years (for stock options) and generally vest over a 4 to 5 year period.

Stock-Options Awards

Stock-option awards granted by the Company entitle recipients to purchase shares of Eclipsys common stock within prescribed periods at a price equal to the fair market value on the date of grant. A summary of stock option transactions is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2009	5,528,997	$17.23
Options granted	2,520,139	$11.93
Options exercised	(976,428)	$12.07
Options canceled or forfeited	(1,311,727)	$16.32

Outstanding at December 31, 2009	5,760,981	$16.00	5.11	$21,402

Vested and expected to vest at December 31, 2009	5,295,480	$16.06	5.15	$19,427

Exercisable at December 31, 2009	2,912,808	$16.76	4.00	$8,943

As of December 31, 2009, $19.1 million of total unrecognized compensation costs related to stock options is expected to be recognized over a weighted average period of 2.85 years.

The weighted average fair value of outstanding stock options has been estimated at the date of grant using a Black-Scholes option pricing model. The following are significant weighted average assumptions used for estimating the fair value of the activity under the stock option plans:

	For the Years Ended December 31,
	2009	2008	2007
Expected term (in years)	4.51	4.58	5.91
Risk free interest rate	2.01%	2.53%	4.31%
Expected volatility	46.3%	47.2%	59.3%
Dividend yield	0%	0%	0%
Fair value of options granted	$4.87	$8.37	$12.63
Total intrinsic value of options exercised	$5,956,000	$4,033,000	$8,800,000

Eclipsys uses the simplified method for estimating the expected term equal to the midpoint between the vesting period and the contractual term.

Eclipsys uses historical data to estimate an expected term unless the terms of the Company’s stock option grants have changed significantly. The stock option grants the Company issued after December 31, 2007 have a contractual term of 7 years, which differs from the contractual term of the historical grants (generally 10 years). Therefore, it does not have sufficient historical data to estimate the expected term for current option issuances. Accordingly, the simplified method continues to be used. Additionally, this reduction in contractual term has lowered the assumption of expected term.

Volatility is estimated by using the historical volatility of Eclipsys’ common stock.

The risk-free interest rate is the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term input to the Black-Scholes model.

Forfeitures are estimated using a historical forfeiture rate. The estimate of forfeitures will be adjusted over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from the estimate.

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

	Non-vested Number of Shares	Weighted Average Grant - Date Fair Value
Nonvested balance at January 1, 2009	759,971	$19.48
Granted	272,386	$14.69
Vested	(300,263)	$18.87
Forfeited	(164,979)	$17.57

Nonvested balance at December 31, 2009	567,115	$18.07

As of December 31, 2009, $7.2 million of total unrecognized compensation costs related to non-vested restricted awards is expected to be recognized over a weighted average period of 2.25 years. The fair value of shares vested was (in thousands):

	For the Years Ended December 31,
	2009	2008	2007
Fair value of shares vested	$4,354	$3,155	$2,700

Deferred Stock Units

Effective May 10, 2006, Eclipsys implemented a deferred stock unit plan to provide for equity compensation for its non-employee directors in the form of deferred stock units, or DSUs. As of the date of each annual meeting of the Company’s stockholders, each continuing non-employee director receives a number of DSUs determined by dividing $125,000 by the fair market value of a share of the Company’s common stock on the grant date. These DSUs vest monthly over the course of the ensuing year. In addition, as an inducement in connection with joining the Company’s Board of Directors, each new non-employee director receives a number of DSUs determined by dividing $75,000 by the fair market value of a share of the Company’s common stock on the grant date. These inducement DSUs vest monthly over the course of the ensuing 24 months. Each new non-employee director also receives a number of DSUs equal to the product of $11,000 and the number of full 30-day periods from the date of election or appointment to the Board until the next regular scheduled annual meeting of the Company’s stockholders. These initial compensatory DSUs vest monthly over the course of the ensuing number of full 30-day month periods until the next regular scheduled annual meeting of the Company’s stockholders. After cessation of board service, the Company will pay the DSUs by issuing to the former director a number of shares of the Company’s common stock equal to the number of accumulated vested deferred stock units. A non-employee director may also elect to receive DSUs in lieu of all or a portion of his or her cash retainer fees. All DSUs received for cash fees are fully vested. DSUs granted were as follows:

	For the Years Ended December 31,
	2009	2008	2007
Deferred stock units granted	84,673	56,320	24,086
Average market value of deferred stock units granted	$14.08	$20.64	$23.44

The value of these deferred stock units is amortized to compensation expense and director fees ratably over the vesting period.

Employee Stock Purchase Plan

On June 29, 2005, the Company’s stockholders approved the 2005 Employee Stock Purchase Plan, or the 2005 Purchase Plan. Under the provisions of the 2005 Purchase Plan, employees may purchase shares of Eclipsys’ stock at a purchase price of 95% of the closing price of Eclipsys’ stock on the final day of the offering period as defined. There were 62,799 shares issued under the 2005 Purchase Plan as a result of employee participation during the year ended December 31, 2009. As of December 31, 2009, there were 224,907 shares available for future issuance under the 2005 Purchase Plan.

Employee Savings Plan

During 1997, a Savings Plan pursuant to Section 401(k) of the Internal Revenue Code, or the Code, was established whereby employees may contribute a percentage of their compensation, not to exceed the maximum amount allowable under the Code. At the discretion of the Board of Directors, Eclipsys may elect to make matching contributions, as defined in the Savings Plan. Matching contributions, which were charged to operations, were as follows (in thousands):

	For the Years Ended December 31,
	2009	2008	2007
Matching 401(k) contributions	$1,347	$1,753	$1,500

Stock-Based Compensation

Stock-based compensation expense included in the Consolidated Statements of Operations was as follows (in thousands):

	For the Years Ended December 31,
	2009	2008	2007
Total stock-based compensation expense	$18,162	$17,282	$11,267

NOTE K - LONG-TERM FINANCING

On August 26, 2008, Eclipsys entered into a senior secured revolving credit facility with a syndicate of banks in the aggregate principal amount of $125.0 million. All loans under the Credit Facility may be prepaid at any time and are due and payable on the date that is three years from the closing date subject to certain mandatory prepayment obligations, as described in the credit agreement. The Credit Facility includes a letter of credit subfacility of up to $10.0 million and a swingline loan subfacility of up to $5.0 million.

The interest rate applicable to the borrowed amount is based, at the Company’s option, on the prime rate, one-month LIBOR rate, three-month LIBOR rate, six-month LIBOR rate or 12-month LIBOR rate at the initial debt draw date and interest rate contract end date plus an applicable margin. The applicable margin, which is based on the Company’s leverage ratio, was 1.75% as of December 31, 2009. The leverage ratio, as defined in the Credit Facility, is the ratio of (i) funded debt to (ii) earnings before interest, taxes, depreciation and amortization plus or minus certain other adjustments, for the four consecutive fiscal quarters as of the last day of each current fiscal quarter. The effective interest rate as of December 31, 2009 was 1.99%.

The Company’s obligations under the Credit Facility are secured by first priority security interests in specified assets of Eclipsys, including cash, accounts receivable, investments, and intellectual property. Under the Credit Facility, Eclipsys must comply with customary operating covenants and financial covenants. The Credit Facility also contains other customary terms and conditions, including representations and warranties, indemnity provisions, and negative covenants.

Eclipsys borrowed $51.0 million under the Credit Facility at closing, including $50.3 million to repay all borrowings plus interest under the Company’s prior $50.0 million Credit Facility (previously borrowed to fund the February 2008 acquisition of EPSi) dated as of May 9, 2008 and $0.7 million to pay transaction costs. On October 1, 2008, the Company borrowed an additional $16.0 million under the Credit Facility for its acquisition of MediNotes. On December 30, 2008, it borrowed an additional $38.0 million against the Credit Facility for the acquisition of Premise.

Eclipsys has an outstanding letter of credit under the Credit Facility for $1.9 million. As of December 31, 2009, the fees associated with this letter of credit are based on the applicable rate of 1.75% plus a 0.25% facing fee. Interest is also incurred on the unused principal balance of the Credit Facility based on an applicable rate of 0.30% as of December 31, 2009.

During 2009, the Company paid $76 million on the Credit Facility. The remaining $29 million is due in August 2011 when the Credit Facility matures.

As of December 31, 2009, $94.1 million remains available for future borrowings under the Credit Facility. We believe these borrowings are currently available. However, there can be no assurance that adequate liquidity would be available to finance extraordinary business opportunities. In addition, the Company may not be able to draw on the full available balance of the $125.0 million Credit Facility if one or more of the financial institutions that have extended credit commitments to it become unwilling or unable to fund such borrowings. In the current economic environment, the chance of a syndicate bank failing to meet a funding commitment is less unlikely than under more normal circumstances, and the Company’s ability to replace a non-funding bank in the syndicate is uncertain.

The Company believes that the fair value of the debt approximates the carrying value of the debt due to the nature of the Company’s Credit Facility as a revolving loan with a variable interest rate.

NOTE L - RESTRUCTURING

During the first quarter of 2009, the Company executed a workforce reduction which included terminating the employment of approximately 175 employees, including staff in its services and client solutions organizations to better align with current and projected business volumes, and other workforce reductions across various businesses and back office divisions. These reductions, together with severance costs resulting from the departure of an executive officer of approximately $0.6 million, resulted in a total charge of $5.4 million for severance related costs to the Company’s Consolidated Statements of Operations. As of December 31, 2009, $2.5 million of these costs had been paid by the Company and the remaining accrued liability was $2.9 million. Payments for these obligations will continue through 2010.

In January 2006, the Company effected a restructuring of its operations, which included a reduction in headcount of approximately 100 individuals and the reorganization of the Company. In December 2006, certain management resources were realigned and some facilities were consolidated to eliminate excess office space. These activities resulted in total restructuring charges of $14.7 million, which were incurred in the year ended December 31, 2006. Severance charges were $12.2 million, of which $2.8 million was for non-cash stock-based compensation. The excess office space consolidation resulted in charges of $2.5 million related to the closing of three of the Company’s facilities.

A summary of the restructuring activity related to the Company’s 2006 initiatives was as follows (in thousands):

	One-time Employee-Related Benefits	Facility Closures	Total
Balance at December 31, 2007	$278	$899	$1,177
Payments	(261)	(602)	(863)

Balance at December 31, 2008	17	297	314
Payments	(17)	(297)	(314)

Balance at December 31, 2009	$—	$—	$—

NOTE M - INCOME TAXES

The Company’s U.S. and foreign income before income taxes was as follows (in thousands):

	For the Years Ended December 31,
	2009	2008	2007
United States	$3,975	$12,705	$34,152
Foreign	6,566	4,385	2,997

	$10,541	$17,090	$37,149

The income tax provision (benefit) consists of the following (in thousands):
	For the Years Ended December 31,
	2009	2008	2007
Current tax provision:
Federal	$(970)	$530	$428
State	518	5,854	85
Foreign	(1,010)	4,231	239

	(1,462)	10,615	752

Deferred tax provision (benefit):
Federal	8,539	(79,069)	448
State	1,285	(14,887)	94
Foreign	(529)	925	(5,286)

	9,295	(93,031)	(4,744)

	$7,833	$(82,416)	$(3,992)

The provision for (benefit from) income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pre-tax income as follows (in thousands):

	For the Years Ended December 31,
	2009	2008	2007
Statutory federal income tax rate	$3,689	$6,064	$13,002
State income taxes, net of federal benefit	869	1,460	1,488
Stock compensation	3,396	892	(1,045)
Federal and state rate changes	629	165	(2,840)
Change in unrecognized tax benefits	(2,424)	2,407	780
Impact of foreign operations	3,435	(803)	(658)
Nondeductible items	576	884	578
Tax credits	(2,291)	(7,090)	—
Other	(13)	490	418
Valuation allowance	(33)	(86,885)	(15,715)

Income tax provision (benefit)	$7,833	$(82,416)	$(3,992)

The significant components of the net deferred tax assets (liabilities) are as follows (in thousands):
	As of December 31,
	2009	2008
Deferred tax assets:
Intangible assets	$179	$1,869
Stock based compensation	12,743	10,105
Allowance for doubtful accounts	1,213	1,902
Accrued expenses	2,111	1,470
Deferred revenues	1,961	5,573
Net unrealized loss on investments	2,087	3,705
Indirect benefits of uncertain tax positions	8,198	7,326
Depreciation	436	—
Other	3,995	2,321
Credit carryforwards	13,382	11,577
Net operating loss carryforwards	68,630	76,879

	114,935	122,727

Deferred tax liabilities:
Unbilled receivables	(13,367)	(12,586)
Depreciation	—	(1,636)
Capitalized software development costs	(20,781)	(14,932)
Other	—	(1,637)

Gross deferred tax assets	80,787	91,936
Valuation allowance	(181)	(230)

Net deferred tax assets	$80,606	$91,706

The deferred tax assets (liabilities) are presented in the Consolidated Balance Sheets as follows (in thousands):

	As of December 31,
	2009	2008
Current:
Deferred tax assets	$—	$2,643
Deferred tax liabilities	(6,033)	—

Long-term:
Deferred tax assets	86,639	89,063

Total deferred tax assets, net	$80,606	$91,706

As of December 31, 2009, the Company had U.S. net operating loss carry forwards (NOLs) for federal income tax purposes of approximately $282.0 million. Of this amount, $11.7 million expires in 2018 and $39.7 million expires in 2019; the balance expires in varying amounts through 2029. Of the total U.S. net operating loss carry forward, approximately $99.7 million relates to stock option tax deductions, which will be tax-effected and the benefit credited as additional paid-in-capital when realized. The corresponding state NOL carryover at December 31, 2009 is approximately $134.0 million of which approximately $92.1 million relates to stock option tax deductions, which will be treated the same as federal. The state NOLs have varying expiration dates starting in 2010 through 2029. Additionally, the Company has Canadian net operating loss carryovers of approximately $19.1 million that expire in varying amounts through 2026.

As a result of two acquisitions in 2008, the Company acquired a small amount of NOLs, which may be subject to the limitations of Code Section 382. The Company is also analyzing the historical Eclipsys NOLs for Code Section 382 limitations. The Company does not expect that the limitations placed on these acquired or historical NOLs will result in the expiration of these NOLs prior to their usage. However, future equity transactions could limit the utilization of all or a portion of the Company’s existing NOLs if the transactions resulted in the Company triggering certain percentage ownership change thresholds under Code Section 382.

The Company has two subsidiaries in India that are entitled to a tax holiday, which allows for tax-free operations during the holiday. The tax holiday for one of the subsidiaries expired in 2009. The tax holiday for the other subsidiary begins to partially expire in 2012 and will be fully expired in 2013. As a result of the tax holiday in India, the Company’s net income was higher by approximately $0.8 million ($0.01 per share) in 2009, $0.5 million ($0.01 per share) in 2008, and $0.6 million ($0.01 per share) in 2007.

The Company regularly reviews its deferred tax assets for recoverability taking into consideration such factors as historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. Current authoritative tax guidance requires the Company to record a valuation allowance when it is “more likely than not that some portion or all of the deferred tax assets will not be realized.” It further stipulates that “forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years.” Since inception through September 30, 2008, the Company maintained a 100% valuation allowance equal to the deferred U.S. tax assets after considering the U.S. deferred tax assets that can be realized through offsets to existing taxable temporary differences.

Based upon the Company’s results of operations in recent years, and its expected profitability in 2009 and future years, the Company concluded, effective September 30, 2008, that it was more likely than not that substantially all of its net U.S. deferred tax assets would be realized. As a result, substantially all of the valuation allowance applied to such net deferred tax assets was reversed in 2008. Reversal of the valuation allowance resulted in a non-cash income tax benefit in 2008 totaling $86.9 million. The remaining valuation allowance as of December 31, 2008 was approximately $0.2 million. The valuation allowance was established against the U.S. state and Canada deferred tax assets that management does not believe are more likely than not to be realized. This determination is based primarily on the Company’s projected expiration of net operating losses in various state jurisdictions. Eclipsys will continue to assess the requirement for a valuation allowance on a quarterly basis. As of December 31, 2009, the valuation allowance was essentially unchanged from $0.2 million.

In the fourth quarter of 2007, Eclipsys concluded that it was more likely than not that the deferred tax assets in Canada would be recovered from future taxable income. Accordingly, in 2007, the Company recorded a tax benefit of approximately $5.0 million for the reversal of the tax valuation allowance related to the Company’s Canadian operation.

In the third quarter of 2008, the Company completed its analysis of research and development expenditures for eligibility to qualify for a research and development (“R&D”) tax credit for tax years 1997 through 2007. Accordingly, the Company recorded a deferred tax asset and related tax benefit of $10.6 million. As of December 31, 2009, the Company has total R&D tax credit carryforwards of $15.5 million, of which approximately $13.6 million are in the U.S. In 2019, $0.3 million of the R&D credits begin to expire. The U.S. tax credits expire in varying amounts through 2029.

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

Effective January 1, 2007, the Company adopted new guidance related to accounting for uncertainty in income taxes. This guidance clarifies the criteria for recognizing income tax benefits and requires additional disclosures about uncertain tax positions. Under this guidance, the financial statement recognition of the benefit for a tax position is dependent upon the benefit being “more likely than not”, based on its technical merits, to be sustainable upon audit by the applicable taxing authority. If this threshold is met, the tax benefit is then measured and recognized at the largest amount that is greater than 50 percent likely of being realized upon ultimate settlement. Upon adoption of this guidance on January 1, 2007, the Company recognized no increase in its liability for unrecognized income tax benefits. A reconciliation of the beginning and ending amount of the consolidated liability for unrecognized income tax benefits during the years ended December 31, 2009 and 2008 is as follows (in thousands):

	For the Years Ended December 31,
	2009	2008	2007
Balance at beginning of period	$13,247	$716	$—
Additions for tax positions of prior years	—	11,997	548
Additions for tax positions related to current year	542	1,073	168
Reductions for tax positions of prior years	(1,575)	—	—
Additions for acquired tax positions	307	—	—
Foreign currency translation	674	(539)	—

Balance at end of period	$13,195	$13,247	$716

Upon future recognition of the unrecognized tax benefits as of December 31, 2009, $13.2 million will have a favorable impact on the effective tax rate. The Company accounts for any applicable interest and penalties on uncertain tax positions as a component of income tax expense. Information related to interest and penalties included in the Consolidated Financial Statements was as follows (in thousands):

	As of December 31,
	2009	2008
Interest and penalties included in the liability for uncertain income taxes	$1,400	$2,800

	For the Years Ended December 31,
	2009	2008	2007
Interest and penalties included in income tax expense	$(1,400)	$2,600	$200

Within the next 12-month period, the Company does not expect a material reduction in unrecognized tax benefits as a result of statute expirations or final resolution.

The Company’s tax returns filed in multiple jurisdictions are subject to audit by taxing authorities. Years with net operating losses that can be carried forward remain open for audit until the net operating loss is utilized or expires. As of December 31, 2009, the earliest years remaining open for audit and/or settlement in the Company’s major taxing jurisdictions are as follows: United States – 1997 and Canada – 2002.

NOTE N - COMMITMENTS AND CONTINGENCIES

In 2009, the Company or one of its subsidiaries was a defendant in two patent actions brought by Document Generation Corporation, one in the United States District Court for the Southern District of Illinois and one in the United States District Court for the Eastern District of Texas. These actions, which named multiple defendants each, were based upon U.S. patents that allegedly cover various aspects of the creation of patient medical records and related reports. Each of the actions sought damages for infringement, including treble damages. Plaintiffs also sought injunctive relief, attorneys’ fees and costs. The Company disputed the claims but settled them effective December 22, 2009 to avoid litigation expenses. The impact of the settlement agreement was not material to the Company’s financial position or results of operation for the year ended December 31, 2009.

The Company and its subsidiaries are from time to time parties to legal proceedings, lawsuits and other claims incident to their business activities. Such matters may include, among other things, assertions of contract breach or intellectual property infringement, claims for indemnity arising in the course of the Company’s business and claims by persons whose employment with us has been terminated. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, management is unable to ascertain the ultimate aggregate amount of monetary liability, amounts which may be covered by insurance or recoverable from third parties, or the financial impact with respect to these other matters as of December 31, 2009. However, based on management’s knowledge, management believes that the final resolution of such other matters pending at the time of this report, individually and in the aggregate, will not have a material adverse effect upon the Company’s consolidated financial position, results of operations or cash flows.

Leases

Eclipsys leases office space and certain equipment under non-cancelable operating leases. Future minimum rental payments under non-cancelable operating leases as of December 31, 2009 are as follows (in thousands):

	Operating leases	Capital leases
2010	$6,399	$353
2011	6,167	353
2012	5,642	353
2013	4,548	58
2014	3,219	—
Thereafter	7,929	—

	$33,904	1,117

Less amounts representing interest		(73)

Present value of minimum lease payments		1,044
Current portion of obligations under capital lease		(317)

Long term portion of capital lease		$727

Rental expense under operating leases was as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007
Rental expense	$13,947	$13,401	$11,700

Purchase Commitments

Eclipsys has unconditional purchase obligations that consist of minimum purchase commitments for telecommunication services, computer equipment, maintenance, consulting and other commitments. In aggregate, these obligations total approximately $23.5 million. These obligations will require payments of $16.3 million in 2010, with the majority of the balance occurring within the next three years.

Indemnification clauses

Eclipsys’ standard software license agreements and certain other commercial contracts contain indemnification clauses that are limited in amount. Pursuant to these clauses, Eclipsys indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party. Since these indemnification clauses are included in the standard commercial terms Eclipsys includes in its software licensing and other agreements, current authoritative guidance specifies that no liabilities should be recorded for these agreements.

NOTE O - ACQUISITIONS

EPSi

On February 25, 2008, Eclipsys acquired all of the outstanding capital stock of Enterprise Performance Systems, Inc. (“EPSi”), a privately held provider of financial planning and analysis and decision support software for hospitals. The aggregate purchase price was $57.2 million ($54.8 million net of cash acquired and transaction costs) and is subject to certain holdback arrangements and working capital adjustments. EPSi is a provider of business intelligence solutions, including web-based software and related consulting services that allow clients in the healthcare industry to improve financial performance and operational decision making. EPSI was acquired to strengthen Eclipsys’ position in providing clinical, operational and financial performance-improvement solutions that help organizations manage the business of healthcare.

The purchase price has been allocated to the tangible assets, liabilities assumed, and identifiable intangible assets acquired based on their estimated fair values on the acquisition date. The excess of the purchase price over the aggregate fair values was recorded as goodwill. The fair value assigned to identifiable intangible assets acquired is determined using the income approach, which discounts expected future cash flows to present value using estimates and assumptions determined by management. Purchased intangible assets are amortized on a straight-line basis over the weighted-average respective useful lives based on an assessed pattern of use. For accounting purposes, the purchase price was $54.8 million, which included $0.8 million of transaction costs and net of cash acquired of $2.4 million. Approximately $0.9 million of the purchase price was allocated to in-process research and development and was charged to the Consolidated Statements of Operations in the first quarter of 2008.

The resulting allocation of the purchase price is summarized below (in thousands):

	Allocation Amount	Estimated Useful Lives
Tangible assets acquired	$2,961
Customer relationships	4,600	6 yrs.
Non-Compete agreements	1,210	3 yrs.
Acquired technology	13,260	4 yrs.
Goodwill	32,738

Purchase Price	$54,769

The $0.9 million acquired in-process research and development, discussed above, was valued using the Multi-Period Excess Earnings Method. The material assumptions, underlying the purchase price allocation, were as follows: projected revenue assumptions, decay rate, cost assumptions, operating expense assumptions, charge assumptions for the use of contributory assets, and discount rate assumptions. At the date of acquisition, the technology was still in the research and development phase and had not yet been completed to a point of an existing or current product offering. At the time of acquisition, the projected cost to complete the project was $0.2 million. The in-process technology was incorporated within an EPSi product module that was released in January 2009.

The goodwill is deductible for tax purposes.

MediNotes

On October 2, 2008, Eclipsys acquired all of the outstanding capital stock of MediNotes Corporation (“MediNotes”), a privately held provider of physician practice information solutions. In connection with the transaction, the Company was obligated to pay a total of approximately $45.2 million (net of certain closing balance sheet adjustments) in exchange for the acquisition of MediNotes and the cancellation of a previous MediNotes’ royalty arrangement. All of the consideration for the cancellation of the royalty arrangement and 61% of the consideration for the acquisition of MediNotes was payable in the form of Eclipsys common stock, and the balance of the consideration for the acquisition of MediNotes was payable in cash. The common stock portion of the purchase price was based on the arithmetic mean of the last sale price of a share of Eclipsys common stock on each of the 10 consecutive trading days ending two trading days immediately prior to the acquisition closing date. MediNotes was acquired to support Eclipsys’ strategy of providing a comprehensive set of solutions that help healthcare organizations better connect with physicians, and physicians with their patients.

The purchase price has been allocated to the tangible assets, liabilities assumed, and identifiable intangible assets acquired based on their estimated fair values on the acquisition date. The excess of the purchase price over the aggregate fair values was recorded as goodwill. The fair value assigned to identifiable intangible assets acquired is determined using the income approach, which discounts expected future cash flows to present value using estimates and assumptions determined by management. Purchased intangible assets are amortized on a straight-line basis over the weighted-average respective useful lives based on an assessed pattern of use. For accounting purposes, the purchase price was $45.2 million which included $1.4 million of transaction costs and net of cash acquired of $0.1 million.

The resulting allocation of the purchase price is summarized below (in thousands):

	Allocation Amount	Estimated Useful Lives
Tangible assets acquired	$(6,410)
Customer relationships	2,400	5 yrs.
Non-Compete agreements	1,030	2 yrs.
Acquired technology	12,700	4 yrs.
Goodwill	35,473

Purchase Price	$45,193

The goodwill is not deductible for tax purposes.

Premise

On December 30, 2008, Eclipsys acquired all of the outstanding capital stock of Premise Corporation (“Premise”), a privately held company. The purchase price was $38.7 million cash, subject to certain holdback escrow provisions and working capital adjustments. Premise is a provider of integrated and clinically focused software solutions and services that help optimize patient flow, streamline communications, enhance operational efficiency, and empower knowledge-based decision making. Premise was acquired to expand Eclipsys’ portfolio of solutions that help its clients improve operational performance, which also includes EPSi software, and to expand its growing portfolio of analytic solutions.

The purchase price has been allocated to the tangible assets, liabilities assumed, and identifiable intangible assets acquired based on their estimated fair values on the acquisition date. The excess of the purchase price over the aggregate fair values was recorded as goodwill. The fair value assigned to identifiable intangible assets acquired is determined using the income approach, which discounts expected future cash flows to present value using estimates and assumptions determined by management. Purchased intangible assets are amortized on a straight-line basis over the weighted-average respective useful lives based on an assessed pattern of use. For accounting purposes, the purchase price was $38.7 million, which included $1.2 million of transaction costs and was net of cash acquired of $0.9 million.

The resulting allocation of the purchase price is summarized below (in thousands):

	Allocation Amount	Estimated Useful Lives
Tangible assets acquired	$(3,921)
Customer relationships	1,100	5 yrs.
Non-Compete agreements	400	2 yrs.
Acquired technology	17,100	5 yrs.
Trade Names	60
Goodwill	24,003

Purchase Price	$38,742

The goodwill is not deductible for tax purposes.

NOTE P - SALE OF ASSETS

In December 2007, the Company entered into an Asset Purchase Agreement with Elsevier Inc. (“Elsevier”) pursuant to which Elsevier acquired certain assets of Eclipsys’ CPMRC business (including CPMRC’s proprietary clinical practice guidelines and related intellectual property), assumed certain CPMRC content client contracts and retained related CPMRC employees for $23.1 million in cash. The transaction resulted in a net gain of $12.8 million in 2007 comprised of the following (in thousands):

Cash received	$23,134
CPMRC earnout settlement payment	(5,100)
Net assets sold	(4,755)
Other costs	(518)

Gain on sale	$12,761

In connection with this transaction the Company, for $5.1 million, settled the remaining earn-out obligation incurred in connection with the Company’s acquisition of CPMRC in 2004 and reflected this as a reduction of the gain on sale.

In addition to the aforementioned proceeds from sale, the CPMRC agreement allowed for the Company to earn up to an additional $11.0 million in the event Elsevier met certain sales targets, the Company received permission from a client to transfer its contract to Elsevier, and Eclipsys completed certain minor data base application development for Elsevier. This contingent consideration received has been reflected as additional gain on the sale of CPMRC as follows (in thousands):

	For the Years Ended December 31,
	2009	2008
Additional gain on sale of CPMRC	$2,549	$4,370

In connection with the sale, the Company and Elsevier entered into reseller and license agreements to allow Eclipsys to continue to acquire CPMRC content and services from Elsevier in order to support existing and possible new clients who use Eclipsys’ Knowledge-Based Charting software application, which contains the CPMRC content.

NOTE Q - RELATED PARTY TRANSACTIONS

License Agreement with Partners HealthCare System, Inc.

In 1996, Eclipsys entered into a license agreement with Partners HealthCare System, Inc., or Partners. Mr. Jay Pieper, a director of Eclipsys, is Vice President of Corporate Development and Treasury Affairs for Partners. Under the terms of this license, Eclipsys may develop, commercialize, distribute and support certain technology of Partners and license it, as well as sell related services, to other healthcare providers and hospitals throughout the world (with the exception of the Boston, Massachusetts metropolitan area). No royalties are payable by Eclipsys pursuant to the license with Partners.

In 2001, Partners entered into a contract with the Company for the license of a new Eclipsys software application and related professional services. This new software application consisted of an upgrade to an existing software application that Partners had licensed from Transition Systems, Inc., an entity that was acquired by the Company in December 1998. Under this contract, Partners paid Eclipsys the following amounts (in thousands):

	For the Years Ended December 31,
	2009	2008	2007
Rental expense	$2,410	$1,300	$1,200

As of December 31, 2009, Partners owed Eclipsys the sum of approximately $0.6 million related to this contract. Mr. Pieper was not affiliated with Eclipsys at the time of the negotiation of the Partners license from Transition Systems, Inc. In December 2008, Partners also entered into a contract with Eclipsys for the licensing, support, and implementation of the EPSi software solution. As of December 31, 2009, no payments under this new agreement were owed by Partners to Eclipsys.

Lease Agreement and Cost-Sharing Arrangement with BG Jet Corp.

Effective March 1, 2007, Eclipsys entered into a Lease Agreement and a Cost Sharing Agreement, each with BG Jet Corp., and an Assignment and Consent among Eclipsys, BG Jet Corp, NetJets Sales, Inc., NetJets Services, Inc. and NetJets Aviation, Inc. Under these agreements, Eclipsys has hourly-based access to a private aircraft acquired by BG Jet from NetJets pursuant to a standard commercial fractional interest program. BG Jet Corp. is 50% owned by Mr. Eugene Fife, one of the Company’s directors and the Chairman of its Board. The NetJets entities are affiliated companies that in the aggregate provide the fractional aircraft interest and related services to BG Jet Corp. This arrangement had an initial term of 11 months and was renewed for three subsequent one year terms in February 2008, 2009, and 2010. Either Eclipsys or BG Jet Corp. may terminate the arrangement if Mr. Fife’s service on the Board ceases, or as a result of a change in control of Eclipsys, or upon loss of use of the aircraft that is subject to the fractional interest, or upon transfer of the fractional interest in whole or part by BG Jet Corp.

Payments made to BG Jet Corp. under this arrangement were as follows (in thousands):

	For the Years Ended December 31,
	2009	2008	2007
Payments made to BG Jet Corp.	$110	$100	$100

NOTE R - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table presents Consolidated Statements of Operations data (in thousands, except per share data). This data is unaudited and, in the opinion of management, includes all adjustments (consisting of normal recurring adjustments) necessary to state fairly the data for such periods.

2009	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Systems and services revenues	$128,137	$127,675	$123,471	$129,777	$509,060
Hardware revenues	2,029	2,173	2,015	3,907	10,124

Total revenues	130,166	129,848	125,486	133,684	519,184
Cost of systems and services (excluding depreciation and amortization)	66,874	68,315	66,455	69,756	271,400
Cost of hardware	1,656	1,950	1,672	3,265	8,543
Other operating expense	61,733	61,812	52,832	53,435	229,812

Income (loss) from operations	(97)	(2,229)	4,527	7,228	9,429
Net income (loss)	$(865)	$(4,100)	$3,880	$3,793	$2,708
Basic net income per common share	$(0.02)	$(0.07)	$0.07	$0.07	$0.05
Diluted net income per common share	$(0.02)	$(0.07)	$0.07	$0.07	$0.05

2008	First Quarter	Second Quarter	Third Quarter (1)	Fourth Quarter	Year
Systems and services revenues	$119,138	$126,308	$127,575	$122,622	$495,643
Hardware revenues	5,242	5,834	4,849	4,194	20,119

Total revenues	124,380	132,142	132,424	126,816	515,762
Cost of systems and services (excluding depreciation and amortization)	67,560	69,316	73,166	70,652	280,694
Cost of hardware	4,336	3,615	5,457	3,537	16,945
Other operating expense	54,603	51,987	47,040	55,121	208,751

Income (loss) from operations	(2,119)	7,224	6,761	(2,494)	9,372
Net income	$290	$8,511	$87,396	$3,309	$99,506
Basic net income per common share	$0.01	$0.16	$1.60	$0.06	$1.82
Diluted net income per common share	$0.01	$0.15	$1.58	$0.06	$1.79

(1)

As of September 30, 2008, the Company reversed substantially all of its valuation allowance recorded against the Company’s net deferred tax assets, which resulted in a non-cash income tax benefit in the third quarter of 2008 totaling $79.3 million.

NOTE S - GEOGRAPHIC INFORMATION

Revenues are attributed to geographic areas based on the destination of the sale. The Company’s revenues by geographic area are summarized below (in thousands):

	For the Years Ended December 31,
	2009	2008	2007
United States	$487,109	$484,240	$444,474
Canada	26,088	26,410	31,761
Other	5,987	5,112	1,298

Total	$519,184	$515,762	$477,533

A summary of the Company’s long-lived assets by geographic area is summarized below (in thousands):

	As of December 31,
	2009	2008
United States	$417,141	$437,663
Canada	7,677	2,542
India	5,947	6,071
Other	345	—

Total	$431,110	$446,276

ECLIPSYS CORPORATION

SCHEDULE II — VALUATION OF QUALIFYING ACCOUNTS

(in thousands)

	Balance at Beginning of Period	Additions	Write-offs	Balance at End of Period
December 31, 2009
Allowance for doubtful accounts	$4,912	$2,896	$(4,814)	$2,994

Valuation allowance for deferred tax asset	$230	$—	$(49)	$181

December 31, 2008
Allowance for doubtful accounts	$4,240	$4,408	$(3,736)	$4,912

Valuation allowance for deferred tax asset	$87,115	$—	$(86,885)	$230

December 31, 2007
Allowance for doubtful accounts	$3,907	$2,078	$(1,745)	$4,240

Valuation allowance for deferred tax asset	$131,523	$6,670	$(51,078)	$87,115

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act as of December 31, 2009. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives of ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. There is no assurance that our disclosure controls and procedures will operate effectively under all circumstances. Based upon the evaluation described above our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2009, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Management assessed our internal control over financial reporting as of December 31, 2009. In making this assessment, we used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

Based on our assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2009 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

Information regarding directors, executive officers and corporate governance will be set forth in the proxy statement for the Company’s 2010 annual meeting of stockholders and is incorporated herein by reference.

Item 11.	Executive Compensation

Information regarding executive compensation will be set forth in the proxy statement for the Company’s 2010 annual meeting of stockholders and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management will be set forth in the proxy statement for the Company’s 2010 annual meeting of stockholders and is incorporated herein by reference.

The following table provides information about shares of Eclipsys common stock that may be issued under the existing equity compensation plans as of December 31, 2009:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	4,668,023		$15.81	2,616,305
Equity compensation plans not approved by security holders (1)	1,092,958	(2)	$16.80	462,106

Total	5,760,981			3,078,411	(3)

(1)

In October 2005, the Company’s Board of Directors approved the 2005 Inducement Grant Stock Incentive Plan (the “2005 Inducement Grant Plan”) and in July 2009 the Inducement Grant Stock Incentive Plan (the “Inducement Grant Plan”), each for use in making inducement grants of stock options and restricted stock to new employees pursuant to the NASDAQ Marketplace Rules. The 2005 Inducement Grant Plan and the Inducement Grant Plan was based upon and is substantially similar to the 2005 Stock Incentive Plan and 2008 Omnibus Incentive Plan, respectively, both as approved by the Company’s stockholders, except that eligible recipients are limited to prospective and newly hired employees of the Company, consistent with their purpose as an employment inducement tool. The Board initially authorized 1,200,000 shares under the 2005 Inducement Grant Plan, which was increased in February 2008 by an additional 400,000 shares and in December 2008 by an additional 350,000 shares. As of December 31, 2009, a total of 1,950,000 shares were authorized to be issued under the 2005 Inducement Grant Plan. The Board initially authorized 155,556 shares under the Inducement Grant Plan, which was increased in August 2009 by an additional 344,444 shares. As of December 31, 2009, a total of 500,000 shares were authorized to be issued under the 2005 Inducement Grant Plan.

(2)

Represents options which were granted as inducement hiring grants in accordance with NASDAQ rules to certain executives hired since 2005, and to founders and employees of Enterprise Performance Systems, Inc. in connection with the acquisition of that company in February 2008.

(3)

The number of securities remaining available for future issuance under equity compensation plans as of December 31, 2009 excludes 224,907 shares available for future issuance under Eclipsys’ Employee Stock Purchase Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information regarding certain relationships and related transactions will be set forth in the proxy statement for the Company’s 2010 annual meeting of stockholders and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

Information regarding principal accounting fees and services will be set forth in the proxy statement for the Company’s 2010 annual meeting of stockholders and is incorporated herein by reference.

Part IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this report:

(1)	Consolidated Financial Statements included in Item 8 of this report on Form 10-K

(2)	Financial Statement Schedules included in Item 8 of this report on Form 10-K Schedule II—Valuation of Qualifying Accounts

(3)	The following exhibits are included in this report:

Exhibit		Incorporation by Reference
Index	Exhibit Description	Form	Exhibit	Filing Date

2.1	Stock Purchase Agreement, dated as of February 25, 2008, by and among the Registrant, Enterprise Performance Systems, Inc. (“EPSi”), and certain stockholders of EPSi	10-Q	2.1	May 12, 2008

2.2	Agreement and Plan of Merger, dated September 19, 2008, and First Amendment thereto dated October 2, 2008, by and among the Registrant, a subsidiary of the Registrant formed for purposes of the acquisition, MediNotes Corporation, and certain stockholders of MediNotes	10-Q	10.2 & 10.3	November 10, 2008

2.3	Agreement and Plan of Merger, dated December 30, 2008, by and among the Registrant, a subsidiary of the Registrant formed for purposes of the acquisition, Premise Corporation, and certain stockholders of Premise Corporation	10-K	2.5	February 24, 2009

3.1	Third Amended and Restated Certificate of Incorporation of the Registrant	10-Q	3.1	September 21, 1998

3.2	Amended and Restated Bylaws of the Registrant	8-K	3.1	May 19, 2009

4.1	Specimen certificate for shares of Common Stock	S-1	4.1	April 23, 1998

10.1*	Amended and Restated 2000 Stock Incentive Plan	10-Q	10.1	May 10, 2005

10.2*	2005 Stock Incentive Plan	8-K	10.1	July 6, 2005

10.3*	Appendix A to the Registrant’s 2005 Stock Incentive Plan: Deferred Stock Units for Non-Employee Directors	8-K	10.1	May 17, 2006

10.4*	2005 Employee Stock Purchase Plan	8-K	10.2	July 6, 2005

10.5*	Amended and Restated 2005 Inducement Grant Stock Incentive Plan	10-Q	10.1	May 12, 2008

10.6*	2008 Omnibus Incentive Plan	10-Q	10.1	August 7, 2008

10.7*	Inducement Grant Omnibus Incentive Plan	S-1	4.2	August 6, 2009

10.8*	Appendix A to the Registrant’s 2008 Omnibus Incentive Plan: Deferred Stock Units for Non-Employee Directors	10-K	10.8	February 24, 2009

10.9*	Form of Incentive and/or Non-Qualified Stock Option Agreement under the Registrant’s Amended and Restated 2000 Stock Incentive Plan, as amended	8-K	99.1	December 1, 2004

10.10*	Form of Restricted Stock Agreement under the Registrant’s Amended and Restated 2000 Stock Incentive Plan, as amended	8-K	99.2	December 1, 2004

10.11*	Form of Restricted Stock Agreement used in connection with issuance of restricted stock under the Registrant’s 2005 Stock Incentive Plan	10-K	10.15	May 23, 2007

10.12*	Form of Notice of Grant of Restricted Stock used in connection with issuance of restricted stock under the Registrant’s 2005 Stock Incentive Plan	10-K	10.16	May 23, 2007

10.13*	Form of Notice of Grant of Stock Option used in connection with grants of stock options under the Registrant’s 2005 Stock Incentive Plan	10-K	10.18	May 23, 2007

10.14*	Form of Restricted Stock Agreement used in connection with issuance of restricted stock under the Registrant’s 2008 Omnibus Incentive Plan	10-K	10.14	February 24, 2009

Exhibit		Incorporation by Reference
Index	Exhibit Description	Form	Exhibit	Filing Date

10.15*	Form of Notice of Grant of Restricted Stock used in connection with issuance of restricted stock under the Registrant’s 2008 Omnibus Incentive Plan	10-K	10.15	February 24, 2009

10.16*	Form of Notice of Grant of Stock Option used in connection with grants of stock options under the Registrant’s 2008 Omnibus Incentive Plan	10-K	10.16	February 24, 2009

10.17*	Form of Indemnification Agreement between the Registrant and each non-employee director	10-K	10.11	March 15, 2004

10.18*	Employment Agreement, effective as of March 15, 2005, by and between the Registrant and John P. Gomez	8-K	99.3	April 7, 2005

10.19*	Employment Agreement, effective as of June 23, 2005, by and between the Registrant and Brian W. Copple, and related Non-Statutory Stock Option Agreement and Restricted Stock Agreement	8-K	10.1, 10.2 &10.3	June 29, 2005

10.20*	Employment Agreement and Agreement re Specified Acts between the Registrant and R. Andrew Eckert dated October 24, 2005	8-K	10.2 &10.3	October 21, 2005

10.21*	February 7, 2008 Amendment No. 1 to Employment Agreement between the Registrant and R. Andrew Eckert dated October 24, 2005	10-Q	10.2	May 12, 2008

10.22*	Employment Agreement and Agreement re Specified Acts between the Registrant and John E. Deady dated December 22, 2005	10-Q	10.1 &10.2	May 8, 2009

10.23*	February 7, 2008 Amendment No. 1 to Employment Agreement between the Registrant and John E. Deady dated December 22, 2005	10-Q	10.3	May 12, 2008

10.24*	Severance Agreement dated July 31, 2006 between the Registrant and Robert J. Colletti	8-K	10.1	August 4, 2006

10.25*	Employment Agreement between the Registrant and Philip M. Pead dated July 8, 2009	8-K	10.1	July 9, 2009

10.26*	Employment Agreement between the Registrant and Chris E. Perkins dated July 8, 2009	8-K	10.2	July 9, 2009

10.27*	2007 Incentive Compensation Plan for Specified Officers	10-Q	10.1	November 8, 2007

10.28	Credit Agreement, dated August 26, 2008, by and among the Registrant, certain lenders and Wachovia Bank, National Association, as Administrative Agent	10-Q	10.1	November 10, 2008

21	Subsidiaries of the Registrant			Filed herewith

23	Consent of PricewaterhouseCoopers LLP			Filed herewith

31.1	Certification of Philip M. Pead			Filed herewith

31.2	Certification of Chris E. Perkins			Filed herewith

32.1	Certification Pursuant to 18 U.S.C. Section 1350			Filed herewith

32.2	Certification Pursuant to 18 U.S.C. Section 1350			Filed herewith

*	Indicates a management contract or compensatory plan or arrangement

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 23, 2010.

ECLIPSYS CORPORATION (Registrant)
/s/ Chris E. Perkins
Chris E. Perkins
Executive Vice President and Chief Financial Officer
(principal financial officer)

/s/ W. David Morgan, III
W. David Morgan, III
Senior Vice President, Chief Accounting Officer and Treasurer
(principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Philip M. Pead	President, Chief Executive Officer and Director	February 23, 2010
Philip M. Pead	(principal executive officer)

/s/ Chris E. Perkins	Executive Vice President and Chief Financial Officer	February 23, 2010
Chris E. Perkins	(principal financial officer)

/s/ W. David Morgan, III	Senior Vice President, Chief Accounting Officer and Treasurer	February 23, 2010
W. David Morgan, III	(principal accounting officer)

/s/ Dan L. Crippen	Director	February 23, 2010
Dan L. Crippen

/s/ John T. Casey	Director	February 23, 2010
John T. Casey

/s/ Eugene V. Fife	Director	February 23, 2010
Eugene V. Fife

/s/ Edward A. Kangas	Director	February 23, 2010
Edward A. Kangas

/s/ Craig Macnab	Director	February 23, 2010
Craig Macnab

/s/ Judith C. Pelham	Director	February 23, 2010
Judith C. Pelham

/s/ Jay B. Pieper	Director	February 23, 2010
Jay B. Pieper