Form 10-Q
period 2010-03-31
ECLIPSYS CORP
filed 2010-05-05
CIK 1034088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Shares outstanding as of April 30, 2010
Common Stock, $0.01 par value	57,450,620

ECLIPSYS CORPORATION AND SUBSIDIARIES

FORM 10-Q

For the period ended March 31, 2010

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ECLIPSYS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except share data)

	As of
	March 31, 2010	December 31, 2009
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$118,668	$123,160
Accounts receivable, net of allowance for doubtful accounts of $2,855 in 2010 and $2,994 in 2009	113,141	111,712
Prepaid expenses	26,895	26,832
Other current assets	3,484	4,250

Total current assets	262,188	265,954
Long-term investments	81,395	85,988
Property and equipment:
Property and equipment	167,598	160,923
Accumulated depreciation and amortization	(109,036)	(104,344)

Property and equipment, net	58,562	56,579
Capitalized software development costs, net	56,123	51,889
Acquired technology, net	27,079	29,557
Intangible assets, net	6,699	7,411
Goodwill	100,008	100,008
Deferred tax assets	82,200	86,639
Other assets	12,105	13,039

Total assets	$686,359	$697,064

Liabilities and Stockholders’ Equity
Current liabilities:
Deferred revenue	$138,790	$135,185
Accounts payable	14,389	14,752
Accrued compensation costs	24,568	34,034
Deferred tax liabilities	6,033	6,033
Other current liabilities	18,582	20,994

Total current liabilities	202,362	210,998
Deferred revenue	3,892	4,896
Long-term debt and capital leases	15,676	29,727
Other long-term liabilities	15,761	15,616

Total liabilities	237,691	261,237

Stockholders’ Equity:
Preferred stock, $0.01 par value - 5,000,000 shares authorized; no share issued or outstanding	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; 57,423,573 and 57,162,466 issued and oustanding, respectively	574	572
Additional paid-in capital	605,876	599,111
Accumulated deficit	(156,578)	(162,004)
Accumulated other comprehensive loss	(1,204)	(1,852)

Total stockholders’ equity	448,668	435,827

Total liabilities and stockholders’ equity	$686,359	$697,064

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ECLIPSYS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except per share amounts)

	For the Three Months Ended March 31,
	2010	2009
Revenues:
Systems and services	$125,557	$128,137
Hardware	2,803	2,029

Total revenues	128,360	130,166
Costs and expenses:
Cost of systems and services (excluding depreciation and amortization shown below)	65,199	66,874
Cost of hardware	2,452	1,656
Sales and marketing	19,748	22,751
Research and development	13,461	13,493
General and administrative	8,567	12,021
Restructuring	—	5,434
Depreciation and amortization	8,226	8,034

Total costs and expenses	117,653	130,263
Income (loss) from operations	10,707	(97)
Gain on sale of assets	—	400
Loss on investments, net	(226)	(158)
Interest income	417	847
Interest expense	(344)	(1,143)

Income (loss) before income taxes	10,554	(151)
Provision for income taxes	5,128	714

Net income (loss)	$5,426	$(865)

Basic earnings (loss) per share:
Net income (loss)	$5,426	$(865)
Less: Income allocated to participating securities	31	—

Net income (loss) available to common stockholders	$5,395	$(865)

Basic weighted average common shares outstanding	56,838	55,470

Basic earnings (loss) per common share	$0.09	$(0.02)

Diluted earnings (loss) per share:
Net income (loss)	$5,426	$(865)
Less: Income allocated to participating securities	30	—

Net income (loss) available to common stockholders	$5,396	$(865)

Basic weighted average common shares outstanding	56,838	55,470
Dilutive effect of potential common shares	891	—

Diluted weighted average shares common outstanding	57,729	55,470

Diluted earnings (loss) per common share	$0.09	$(0.02)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ECLIPSYS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Three Months Ended March 31,
	2010	2009
Operating activities:
Net income (loss)	$5,426	$(865)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	12,336	12,035
Provision for bad debts	450	1,046
Stock compensation expense	3,681	4,408
Unrealized loss on investments, net	226	158
Gain on sale of assets	—	(400)
Deferred provision for income taxes	4,545	452
Changes in operating assets and liabilities:
Accounts receivable	(1,470)	3,695
Prepaid expenses and other current assets	659	(1,454)
Other assets	704	(237)
Deferred revenue	2,531	(807)
Accrued compensation	(9,437)	7,465
Accounts payable and other current liabilities	(3,809)	(6,596)
Other long-term liabilities	27	751
Other	8	85

Total adjustments	10,451	20,601

Net cash provided by operating activities	15,877	19,736

Investing activities:
Purchases of property and equipment	(6,661)	(7,273)
Proceeds from sales and redemptions of investments	4,575	150
Capitalized software development costs	(8,091)	(7,216)
Earnout on disposition	—	842
Cash paid for acquisitions, net of cash acquired	—	(2,763)

Net cash used in investing activities	(10,177)	(16,260)

Financing activities:
Proceeds from stock options exercised	3,431	74
Proceeds from employee stock purchase plan	201	242
Repayment of secured financings	(14,000)	—
Other	(48)	—

Net cash provided by (used in) financing activities	(10,416)	316

Effect of exchange rates on cash and cash equivalents	224	(214)

Net change in cash and cash equivalents	(4,492)	3,578
Cash and cash equivalents — beginning of period	123,160	108,304

Cash and cash equivalents — end of period	$118,668	$111,882

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ECLIPSYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE A – PREPARATION OF INTERIM FINANCIAL STATEMENTS

In these notes, Eclipsys Corporation and its subsidiaries are referred to as “the Company” or “Eclipsys.”

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared based upon U.S. Securities and Exchange Commission (“SEC”) rules that permit reduced disclosure for interim periods. In the Company’s opinion, these statements include all adjustments necessary for a fair presentation of the results of the interim periods presented. All adjustments are of a normal recurring nature. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by United States generally accepted accounting principles (“GAAP”).

Revenues, expenses, assets, and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be indicative of annual results. For a more complete discussion of the Company’s significant accounting policies and other information, this report should be read in conjunction with the Consolidated Financial Statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2009 that was filed with the SEC on February 25, 2010.

The Company manages its business as one reportable segment.

NOTE B – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In October 2009, the Financial Accounting Standards Board (“FASB”) issued updated guidance that amends existing revenue recognition accounting pronouncements that have multiple element arrangements. This updated guidance provides accounting principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated. This new approach is effective for fiscal years beginning after June 15, 2010 and may be applied retrospectively or prospectively for new or materially modified arrangements. In addition, early adoption is permitted. The adoption of this guidance during the first quarter of 2010 did not have an impact on the Company’s Condensed Consolidated Financial Statements.

In October 2009, the FASB issued updated guidance related to certain arrangements that contain software elements, which amends revenue recognition to exclude tangible products that include software and non-software components that function together to deliver the product’s essential functionality. This updated guidance will be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Earlier application is permitted as of the beginning of a company’s fiscal year provided the company has not previously issued financial statements for any period within that year. An entity shall not elect early application of this update unless it also elects early application of the update related to multiple element arrangements. The adoption of this guidance during the first quarter of 2010 did not have an impact on the Company’s Condensed Consolidated Financial Statements.

NOTE C – EARNINGS (LOSS) PER SHARE

For all periods presented, basic and diluted earnings (loss) per common share (“EPS”) is presented using the two-class method, which requires that basic earnings (loss) per common share be calculated by dividing net income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding during the period.

Non-vested restricted stock granted prior to April 1, 2009 carries non-forfeitable dividend rights and is therefore a participating security. Non-vested restricted stock granted subsequent to March 31, 2009 carries forfeitable dividend rights and is, therefore, not considered a participating security. The two-class method of computing earnings per share is required for companies with participating shares. Under this method, net income is allocated to common stock and participating securities to the extent that each security may share in earnings, as if all of the earnings for the period had been distributed. The Company has accounted for non-vested restricted stock granted prior to April 1, 2009 as a participating security and has used the two class method of computing earnings per share. Because the Company does not pay dividends, earnings allocated to each participating security and share of common stock are equal. For the three months ended March 31, 2009, the Company was in a net loss position and therefore did not allocate any loss to participating securities.

Diluted earnings per common share reflect the potential dilution from assumed conversion of all dilutive securities using the treasury stock method. When the effect of the outstanding equity securities is anti-dilutive, they are not included in the calculation of diluted earnings per common share.

ECLIPSYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The computation of basic and diluted earnings (loss) per common share is as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2010	2009
Basic earnings (loss) per common share:
Net income (loss)	$5,426	$(865)
Less: Income allocated to participating securities	31	—

Net income (loss) available to common stockholders	$5,395	$(865)

Basic weighted average shares outstanding	57,161	55,470
Less: Participating securities	323	—

Basic weighted average common shares outstanding	56,838	55,470

Basic earnings (loss) per common share	$0.09	$(0.02)
Diluted earnings (loss) per common share:
Net income (loss)	$5,426	$(865)
Less: Income allocated to participating securities	30	—

Net income (loss) available to common stockholders	$5,396	$(865)

Basic weighted average common shares outstanding	56,838	55,470
Dilutive portion of potential common shares	891	—

Diluted weighted average shares common outstanding	57,729	55,470

Diluted earnings (loss) per common share	$0.09	$(0.02)
Anti-dilutive share excluded from the calculation of diluted earnings per common share	3,196	5,367

NOTE D – ACCOUNTS RECEIVABLE

Accounts receivable, net of an allowance for doubtful accounts, consists of the following (in thousands):

	As of
	March 31, 2010	December 31, 2009
Accounts Receivable:
Billed accounts receivable, net	$81,266	$82,110
Unbilled accounts receivable, net	31,875	29,602

Total accounts receivable, net	$113,141	$111,712

NOTE E – LONG-TERM INVESTMENTS

The fair value of investment securities were as follows (in thousands):

	As of
	March 31, 2010	December 31, 2009
Available for sales securities:
Goldman Sachs purchased auction rate securities (“ARS”)	$50,147	$49,939
Trading securities:
UBS Financial Services purchased ARS	29,039	33,403
ARS put option	2,209	2,646

Total trading securities	31,248	36,049

Total long-term investments	$81,395	$85,988

ECLIPSYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The changes in market value of available for sale securities are recorded in the accumulated other comprehensive loss caption in the stockholders’ equity section of the Condensed Consolidated Balance Sheets, until the Company disposes of them. Once these securities are disposed of, either by sale or maturity, any realized loss is reported in loss on investments, net. The Condensed Consolidated Statements of Cash Flows reflects gross proceeds from sales or redemptions of available for sale securities as investing activities.

Changes in the market value of trading securities are recorded in loss on investments, net, on the Condensed Consolidated Statements of Operations as they occur. The Condensed Consolidated Statements of Cash Flows reflects gross proceeds from sales or redemptions of trading securities as investing cash flows since the securities are illiquid with no established market and are not used for operating activities.

The par values of investments in ARS were as follows (in thousands):

	As of
	March 31, 2010	December 31, 2009
UBS:
AAA rated pool of student loans	$28,025	$32,275
A3 rated pool of student loans	3,150	3,475

UBS	31,175	35,750

Goldman Sachs:
AAA rated pool of student loans	40,050	40,050
Baa2 rated pool of student loans	15,400	15,400

Goldman Sachs UBS	55,450	55,450

Total par value of ARS	$86,625	$91,200

These investments have long-term nominal maturities for which the interest rates are supposed to be reset through a Dutch auction each month. Prior to February 2008, monthly auctions provided a liquid market for these securities. However, in February 2008, the broker-dealers managing the Company’s ARS portfolio experienced failed auctions in which the amount of ARS submitted for sale exceeded the amount of purchase orders. The Company’s ARS continued to fail to settle at auctions through the first quarter of 2010. The Company continues to earn interest on these investments at the contractual rate.

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

As of March 31, 2010, the Company has recorded these investments, including the put option, at their estimated fair value. All of the ARS were at an unrealized loss position as of March 31, 2010. See Note I – Fair Value Measurement for further information regarding the valuation of the ARS.

In evaluating its ARS purchased from Goldman Sachs for other than temporary impairment, as of March 31, 2010, the Company considered a number of qualitative factors such as: the loans are sufficiently collateralized; all of the underlying student loans in the Goldman Sachs’ portfolio are guaranteed by the Federal Family Education Loan Program (“FFELP”);

ECLIPSYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

there have been principal repayments of some of the securities to investors; the Company continues to earn interest on the securities at market rates; and there was continued evidence of improvement in the secondary market for ARS during the first quarter of 2010. Management believes these investments continue to be of high credit quality and expects to recover the securities’ entire amortized cost basis. In addition, the Company does not currently intend to sell the securities, unless it receives an unsolicited offer, which the Company considers favorable at that time. More likely than not, the Company will not be required to sell the securities before recovering its cost. Accordingly, the Company has classified these securities as long-term investments in its Condensed Consolidated Balance Sheets. The Company has concluded that no other-than-temporary impairment losses, including any credit loss, occurred for the three months ended March 31, 2010. The Company will continue to analyze its ARS purchased from Goldman Sachs each reporting period for impairment, and it may be required to record an impairment charge in the Condensed Consolidated Statements of Operations if the fair value of the Goldman Sachs purchased ARS declines, and the decline is determined to be other-than-temporary.

NOTE F – ACQUIRED TECHNOLOGY AND INTANGIBLE ASSETS, INCLUDING GOODWILL

The gross and net amounts for intangible assets and goodwill consist of the following (in thousands):

	As of March 31, 2010			As of December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Estimated Life
Intangibles subject to amortization
Acquired technology	$43,060	$(15,981)	$27,079	$43,060	$(13,503)	$29,557	3-5 years
Ongoing customer relationships	9,409	(3,543)	5,866	9,409	(3,110)	6,299	5-6 years
Non-compete agreements	2,640	(1,867)	773	2,640	(1,588)	1,052	2-3 years

Total	$55,109	$(21,391)	$33,718	$55,109	$(18,201)	$36,908

Intangibles not subject to amortization:
Trade names			$60			$60
Goodwill			100,008			100,008

Total			$100,068			$100,068

Goodwill has been recorded in U.S dollars only and is not amortized. Eclipsys has only one reporting unit for which all goodwill is assigned. Impairment tests for goodwill include comparing Eclipsys’ fair value to the comparable carrying value, including goodwill. No impairment has been identified or recorded for the three months ended March 31, 2010 or March 31, 2009.

NOTE G – TOTAL COMPREHENSIVE INCOME (LOSS)

The components of total comprehensive income (loss) were as follows (in thousands):

	For the Three Months Ended March 31,
	2010	2009
Net income (loss)	$5,426	$(865)
Foreign currency translation adjustments	478	(358)
Net change in unrealized holding loss, net of tax	170	(1,104)

Total comprehensive income (loss)	$6,074	$(2,327)

NOTE H – RESTRUCTURING

During the first quarter of 2009, the Company executed a workforce reduction which included terminating the employment of approximately 175 employees, including staff in its services and client solutions organizations to better align with current and projected business volumes, and other workforce reductions across various businesses and back office divisions. These reductions, together with severance costs resulting from the departure of an executive officer of approximately $0.6 million, resulted in a total charge of $5.4 million for severance related costs to the Company’s Condensed Consolidated Statements of Operations. As of March 31, 2010, $5.3 million of these costs have been paid by the Company and the remaining accrued liability is $0.1 million.

ECLIPSYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE I – FAIR VALUE MEASUREMENT

Investments

The Company measures its financial assets at fair value in accordance with the fair value framework, which requires the categorization of assets into three levels based upon the assumptions (inputs) used to determine the estimated fair value of the assets. Level 1 provides the most reliable measure of fair value, whereas Level 3 generally requires significant management judgment. The three levels are defined as follows:

•	Level 1: Unadjusted quoted prices in active markets for identical assets.

•	Level 2: Observable inputs other than those included in Level 1. For example, quoted prices for similar assets in active markets or quoted prices for identical assets in inactive markets.

•	Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in estimating the value of the asset.

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of March 31, 2010 (in thousands):

	Balance as of March 31, 2010	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$69,768	$69,768	$—	$—
Long-term investments
Auction rate securities	79,186	—	—	79,186
Put option	2,209	—	—	2,209

	$151,163	$69,768	$—	$81,395

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of December 31, 2009 (in thousands):

	Balance as of December 31, 2009	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$80,585	$80,585	$—	$—
Long-term investments
Auction rate securities	83,342	—	—	83,342
Put option	2,646	—	—	2,646

	$166,573	$80,585	$—	$85,988

The Company has recorded the investments categorized as Level 1 at their estimated fair value. These investments consist of money market funds which are valued daily by the fund companies. The valuation is based on the publicly reported net asset value of each fund.

ECLIPSYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company has recorded the investments categorized as Level 3 at their estimated fair value. Due to events in the credit markets, quoted prices in active markets are not readily available for the ARS and put option. The Company estimated the fair value of these ARS based on various factors using a trinomial discount model. The model considers possible cash flows and probabilities which are forecasted under a number of potential scenarios. Each scenario’s cash flow is multiplied by the probability of that scenario occurring. The major inputs are as follows: forecasted maximum interest rates, probability of passing auction or early redemption, probability of failing auction, probability of default at auction, severity of default, and the discount rate. The Company also considered the credit quality and duration of the securities. The Company accounted for illiquidity by using a discount rate within the valuation, with an additional spread representing the additional rates of return investors would require for certain securities to hold those securities in an illiquid environment. The UBS put option was valued using a valuation approach for forward contracts in which one party agrees to sell a financial instrument to another party at a particular time for a particular price. In this approach, the present value of all expected future cash flows are subtracted from the current fair value of the security. The resulting value is calculated as a future value at an interest rate reflective of counterparty risk. There have not been any changes in the Company’s valuation model for ARS and the put option from December 31, 2009.

The assumptions that were used to determine the fair value estimates of the ARS and put option were highly subjective and therefore considered Level 3 unobservable inputs in the fair value hierarchy. The fair value of these assets represents $81.4 million or 53.8% of total assets measured at fair value. The estimate of the fair value of the ARS the Company holds could change significantly based on future market conditions.

The following table presents the Company’s activity for assets measured at fair value on a recurring basis using significant unobservable inputs - Level 3 (in thousands):

	Auction Rate Securities	Auction Rate Securities Put Options	Total
Balance at December 31, 2009	$83,342	$2,646	$85,988
Total gains/(losses):
Included in loss on investments, net (realized)	—	—	—
Included in loss on investments, net (unrealized)	211	(437)	(226)
Included in accumulated other comprehensive loss	208	—	208
Purchases, sales, issuances, and settlements	(4,575)	—	(4,575)
Transfers out of Level 3	—	—	—

Balance at March 31, 2010	$79,186	$2,209	$81,395

Unrealized gains and losses included in loss on investments, net, on the Company’s Condensed Consolidated Statements of Operations are related to the changes in ARS purchased through UBS that are classified as trading securities and are still held as of March 31, 2010. Gains and losses included in accumulated other comprehensive loss on the Company’s Condensed Consolidated Balance Sheets are related to the changes in ARS purchased through Goldman Sachs that are classified as available for sale and are still held as of March 31, 2010.

Debt

The fair value of the Company’s bank debt approximates the carrying value of $15.0 million due to the nature of its revolving line of credit financing arrangement with a variable interest rate and a maturity date of August 26, 2011. During the first quarter of 2010, the Company repaid $14.0 million of revolving long-term debt outstanding under the Company’s credit facility.

ECLIPSYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE J – INCOME TAXES

Income tax provisions for interim periods are based on estimated annual income for the year at the statutory income tax rates in effect at the time, adjusted to reflect the effects of any significant infrequent or unusual items which are required to be discretely recognized within the current interim period. The Company’s intention is to permanently reinvest its foreign earnings outside of the United States. As a result, the effective tax rates in the periods presented are largely based upon the forecasted pretax earnings mix and allocation of certain expenses in various taxing jurisdictions where the Company conducts its business that utilizes a broad range of statutory income tax rates.

The effective tax rate was 48.6% for the three months ended March 31, 2010 and was negative for the three months ended March 31, 2009. The tax rates for these periods were based on the forecasted pretax earnings mix by jurisdiction of Eclipsys and its subsidiaries after considering any discrete items in the interim periods. The negative effective tax rate for the three months ended March 31, 2009 was impacted by the pre-tax loss for the quarter and the respective shortfall for share-based compensation awards to the extent that the cumulative recognized book stock compensation expense for that award exceeded the associated tax deductions. The 48.6% effective rate for the three months ended March 31, 2010 was higher than statutory rates primarily due to the tax effect of share-based compensation shortfalls and deemed dividend distributions from foreign subsidiaries.

NOTE K – CONTINGENCIES

The Company and its subsidiaries are from time to time parties to legal proceedings, lawsuits and other claims incident to their business activities. Such matters may include, among other things, assertions of contract breach or intellectual property infringement, claims for indemnity arising in the course of the Company’s business and claims by persons whose employment with us has been terminated. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, management is unable to ascertain the ultimate aggregate amount of monetary liability, amounts which may be covered by insurance or recoverable from third parties, or the financial impact with respect to these other matters as of March 31, 2010. However, based on management’s knowledge, management believes that the final resolution of such other matters pending at the time of this report, individually and in the aggregate, will not have a material adverse effect upon the Company’s condensed consolidated financial position, results of operations or cash flows.

NOTE L – SUBSEQUENT EVENTS

During April 2010, the Company repaid $15.0 million of revolving long-term debt outstanding under the Company’s secured credit facility.

In April 2010, as a result of unsolicited offers, the Company sold $15.4 million of available for sale ARS for $13.9 million. The realized loss of $1.5 million will be recorded in the second quarter of 2010.

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

Actual results might differ materially from the results projected or implied by the forward-looking statements due to a number of risks and uncertainties, including those described in this report under the heading “Risk Factors” and in other filings we make from time to time with the U.S. Securities and Exchange Commission (“SEC”). Except as required by law, we assume no obligation to publicly update or revise these forward-looking statements for any reason, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

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

With the exception of hardware revenues, we classify our revenues in one caption (systems and services) in our Condensed Consolidated Statements of Operations because the amount of license revenues related to traditional software contracts is less than 10% of total revenues. The remaining revenue types included in this caption relate to bundled subscription arrangements and other services arrangements that have similar attribution patterns for revenue recognition. The revenue items included on our Condensed Consolidated Statements of Operations are as follows:

•

Systems and services revenues include revenues derived from a variety of sources, including software licenses, software maintenance, and professional services, which include implementation, training and consulting services, as well as outsourcing and remote hosting of our software. Our systems and services revenues include both recurring software license revenues and software maintenance revenues (both of which are recognized ratably over the contractual term) and license revenues related to “traditional” software contracts (which are generally recognized upon delivery of the software or during the course of implementation and represent less than 10% of total revenues). For some clients, we host the software applications licensed from us remotely on our own servers, which saves these clients the cost of procuring and maintaining hardware and related facilities. For other clients, we offer an outsourced solution in which we assume partial to total responsibility for a healthcare organization’s information technology operations using our employees. Margins on our software license and maintenance revenues are generally significantly higher than margins on our professional services, outsourcing, and remote hosting revenues.

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

We continue to focus on expanding sales of our solutions outside of North America, such as the Asia-Pacific region and the Middle East. As of March 31, 2010, our India operations have expanded to include two offices and approximately 780 employees. We believe that India provides access to educated professionals to work on software research, development and support, as well as other functions, at an economical cost.

Business Environment

Our industry, healthcare information technology, or HIT, is highly competitive and subject to numerous government regulations and industry standards. Sales of Eclipsys’ solutions can be affected significantly by many competitive factors, including the features and cost of our solutions as compared to the offerings of our competitors, our marketing effectiveness, and the success of our research and development efforts to create new and enhanced solutions. We anticipate that the HIT industry will continue to grow and be seen as a way to address growing healthcare costs while also improving the quality of healthcare.

Economic conditions have adversely affected the availability of capital for some of our clients and potential clients, with commensurate effects on their decisions about HIT spending. In addition, current economic conditions has and may continue to increasingly motivate some clients and potential clients to prefer software subscription contracting to traditional licensing arrangements as a means to lower the amount of the upfront investment to purchase and implement HIT solutions. Given that periodic revenues from traditional license arrangements carry higher margins and contribute significantly to overall profitability in the transaction period, this client contracting preference has and may continue to affect our profitability in the near term. In addition, the pricing environment for certain market segments is becoming increasingly difficult. Some competitors are becoming more aggressive on pricing as a way to gain or avoid losing market share. We believe this emerging market dynamic of more aggressive pricing is the result of competition to capture market share of the increasing number of hospitals with older, less robust clinical systems beginning to evaluate replacement in light of the incentives being offered through the Health Information Technology for Economic and Clinical Health Act, or HITECH Act, which is part of the American Reinvestment and Recovery Act of 2009 (“ARRA”), among other factors.

Economic factors have contributed to a difficult operating environment, and we have responded with various initiatives to reduce and control our expenses, including headcount reductions to better align with currently anticipated business conditions. However, the difficult economy, client financial challenges, and significant development requirements, combined with the positive effects of the HITECH Act and other factors motivating healthcare providers to expand use of information technology systems (discussed below) have resulted in an unusual business environment that makes planning and forecasting challenging.

Initiatives and Challenges for 2010

Respond to clients’ needs through ARRA certification and our “Speed-to-Value” implementation methodology

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

Eligible professionals and hospitals who seek to qualify for incentive payments under the Medicare and Medicaid EHR Incentive Programs are required to use certified EHR technicians. While the details are still being finalized, we believe that failure to have certified products and to demonstrate compliance plans for products that are not certified could put us at a competitive disadvantage. Accordingly, we are devoting significant resources to conforming our software to current and anticipated certification criteria and believe both are critical to our future growth and success.

Some of our software is complex and highly configurable and many clients value our ability to adapt the software to their specific needs. However, this high degree of configurability can result in significant implementation costs, which can make our offering too expensive for some potential purchasers. Our ability to reach our goals for expansion into smaller clients and in the international market, and to sell to clients with budgetary constraints, depends upon our ability to develop less costly ways of implementing our complex software. To address this issue, we introduced a new “speed to value” implementation methodology and we are continuing our efforts to refine this approach and expand its use.

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

Improve Operating Margins

In the second quarter of 2009, we launched an initiative designed to more effectively align and engage our employees, implement best practice processes across all our major businesses, and improve our operating margins. To support this initiative, we engaged an outside consultant to assists us with a thorough evaluation of our business.

As a result of this project, we developed together an operational plan that targeted very specific, achievable goals with accountability for milestones and cost savings targets at both the executive management and departmental level. We established a governance structure to manage the change process and results measurement tracking and also contracted with the consultant through the second quarter of 2010 to assist in the implementation of the initiative. In the third quarter of 2009, we launched phase one of this initiative. We estimate the annualized benefits of the initiative to approximate $12 to 13 million, and we expect to reach this run rate beginning in the third quarter of 2010.

Pursue International Growth

We continue efforts to expand sales of our solutions in the Asia-Pacific region and the Middle East. We achieved some initial success with our sale of Sunrise Clinical Manager to SingHealth, the largest healthcare provider in Singapore. Our performance at SingHealth is being closely monitored in the region, and could prove to be a catalyst to help us drive business in new international markets. In April 2010, we expanded our Asia-Pacific footprint by contracting with a hospital in Malaysia. These international initiatives are important to our ability to grow our business and require that we oversee development and client support capabilities in a high quality and cost-effective manner. We also may face challenges building brand-name recognition and adapting our software solutions to new international markets.

Execute on Development Initiatives

In addition to requirements to help bring our clients to ARRA “meaningful use” we continue to develop other solutions to meet our client’s needs. We continue to emphasize development and marketing of our performance management suite of solutions, consisting of Sunrise EPSi™, Sunrise Patient Flow™ and Sunrise Clinical Analytics™. These solutions help healthcare organizations streamline and automate manual processes required to gather, analyze and display enterprise-wide information. They also enable hospital senior and department level management to more easily identify areas requiring intervention and to improve clinical quality, regulatory compliance, cost-efficiency, resource utilization and patient satisfaction. We think an integrated performance management offering can be a competitive differentiator for us, but it requires additional investment to develop these independent applications into an integrated solution.

Another important research and development initiative includes continued work on making our Sunrise EnterpriseTM platform more extensible to better interoperate with solutions from third party vendors. Sunrise Enterprise 5.5, which was made generally available in April 2010, is an important step towards providing this capability. Our goal is to make future versions of our platform even more extensible.

During the first quarter of 2010, we introduced Helios by EclipsysTM, which is our unique open platform strategy to deliver vendor choice and flexibility. We plan to use our open platform to enable and encourage third parties to write applications that work with our software. We are enabling clients and certified third-parties to natively integrate their applications with our enterprise solutions so our clients can utilize best-of-breed systems without the additional cost and complexity of customized interfaces to a closed proprietary architecture. This approach is expected to result in improved clinician workflows, an enhanced organizational ability to embrace and extend current technology investments and more freedom to adopt the latest technology innovations by removing the constraints caused by waiting for a single vendor's development timeline. We view having an open platform as an important competitive differentiator and our continued development of this platform is an important part of our plans for future success.

In the first quarter of 2010, we also introduced our integrated suite of mobility applications designed for the Apple iPhone and Apple iPod touch. Specific to physicians, Eclipsys’ Apple iPhone application enables rapid access to patient information and order entry capabilities, going one step beyond typical mobile devices which merely provide physicians with views of patient data. For nurses, graphical task lists and patient management features support improved workflows and enhanced ability to respond to patient needs.

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

Recent Performance and Outlook

Our first quarter 2010 performance reflects our initiatives to control costs and drive improvements in our operating margins. Total revenues of $128.4 million in the first quarter 2010 were 1.4% lower than the first quarter of 2009, despite an increase in ratable revenues from software, maintenance, outsourcing and remote hosting. The overall decline in revenue reflected continued softness in our professional services business, resulting from fewer large enterprise activations impacted by lower enterprise sales in 2009, reflecting economic pressures on our clients, and some delays in capital investments pending further definition of ARRA requirements. The HITECH Act appears to be starting to drive increased demand for enterprise solutions. We expect bookings activity from ARRA to continue to build through the rest of 2010 and beyond, as clients and prospects start accelerating purchasing decisions required to achieve ‘meaningful use’ requirements. Our professional services business should improve in the latter half of 2010 compared to recent activity due to recent positive bookings activity and expectations for continued improvements in 2010.

The overall revenue decline in the first quarter 2010 compared to the first quarter 2009 included a reduction of $4.7 million, or 37.8%, in periodic revenues to $7.8 million. Periodic revenues can fluctuate dramatically depending on whether we are able to record license revenues at contract signing, which is dependent on each individual client’s contract terms. Therefore, it is difficult to project periodic license revenues in future quarters, and declines in periodic license revenues can have a significant adverse effect on our earnings for the period.

Although overall revenues declined, our earnings improved due to our cost reduction efforts, which contributed to a 9.7% reduction in total expenses for the first quarter 2010 compared to the first quarter 2009. The first quarter of 2009 included $5.4 million of restructuring charges. Expense reductions reflect ongoing initiatives implemented during 2009.

Pre-tax income for the first quarter of 2010 was $10.6 million compared to a pre-tax loss of $0.2 million in the first quarter of 2009. Results by quarter can vary due to many factors including the effects on demand created by factors like the HITECH Act and other emerging changes in the market and regulatory environment for our clients; increasing price competition in certain market segments, as certain competitors attempt to retain market share; timing of license revenues; restructuring activity; and capitalized software labor deferrals, which also can fluctuate based on project activity.

Operating cash flows of $15.9 million for the first three months in 2010 decreased $3.8 million compared to operating cash flows of $19.7 million in the first three months of 2009 due to $12.5 million in incentive compensation payments made during 2010 under the 2009 incentive plan, offsetting strong income generated by operations. We did not pay bonuses in 2009 under the 2008 incentive plan. We utilized these operating cash flows and $4.6 million of proceeds from ARS sales and redemptions to repay $14.0 million of long-term debt during the first quarter of 2010. We also paid the remaining $15.0 million of outstanding long-term debt under our secured credit facility in April 2010.

Consolidated Results of Operations (unaudited)

Key financial and operating data for Eclipsys Corporation and its subsidiaries are as follows (in thousands, except per share amounts):

	For The Three Months Ended March 31,		Change ($)	Change (%)
	2010	2009
Revenues:
Systems and services	$125,557	$128,137	$(2,580)	-2.0%
Hardware	2,803	2,029	774	38.1%

Total revenues	128,360	130,166	(1,806)	-1.4%

Costs and expenses:
Cost of systems and services (excluding depreciation and amortization shown below)	65,199	66,874	(1,675)	-2.5%
Cost of hardware	2,452	1,656	796	48.1%
Sales and marketing	19,748	22,751	(3,003)	-13.2%
Research and development	13,461	13,493	(32)	-0.2%
General and administrative	8,567	12,021	(3,454)	-28.7%
Restructuring	—	5,434	(5,434)	-100.0%
Depreciation and amortization	8,226	8,034	192	2.4%

Total costs and expenses	117,653	130,263	(12,610)	-9.7%

Income (loss) from operations	10,707	(97)	10,804	*
Gain on sale of assets	—	400	(400)	-100.0%
Loss on investments, net	(226)	(158)	(68)	43.0%
Interest income	417	847	(430)	-50.8%
Interest expense	(344)	(1,143)	799	-69.9%

Income (loss) before taxes	10,554	(151)	10,705	*
Provision for income taxes	5,128	714	4,414	*

Net income (loss)	$5,426	$(865)	$6,291	-727.3%

Basic earnings (loss) per common share	$0.09	$(0.02)	$0.11

Diluted earnings (loss) per common share	$0.09	$(0.02)	$0.11

*	Not meaningful

Revenues

Total revenues decreased by $1.8 million, or 1.4%, for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009.

Systems and Services Revenues

Systems and services revenues consisted of the following (in thousands):

	For the Three Months Ended March 31,		Change ($)	Change (%)
	2010	2009
Revenues recognized ratably	$94,309	$88,101	$6,208	7.0%
Professional services	22,747	27,346	(4,599)	-16.8%
Periodic revenues:
Eclipsys software related fees	7,330	10,216	(2,886)	-28.2%
Third party software related fees	1,171	2,474	(1,303)	-52.7%

Total periodic revenues	8,501	12,690	(4,189)	-33.0%

Total systems and services revenues	$125,557	$128,137	$(2,580)	-2.0%

Revenues Recognized Ratably—Revenues recognized ratably from software, maintenance, outsourcing and remote hosting were $94.3 million for the three months ended March 31, 2010, a 7.0 % increase from the first quarter of 2009. The increase was due to previous period sales of our software solutions, remote hosting related services, and outsourcing, resulting in growth in our recurring revenue base.

Professional Services Revenues - Professional services revenues, which include implementation, training and consulting related services, were $22.7 million for the three months ended March 31, 2010, a decrease of $4.6 million or 16.8% from the first quarter 2009. The decrease primarily resulted from a reduction in professional service hours worked on large enterprise deals, due to lower enterprise deal sales in 2009. Professional services also decreased due to lower client spending on training. Recent improvement in the economy should result in increased enterprise sales and training activity. Prior year percentage of completion revenues of $0.2 million have been reclassified from professional services revenues to periodic revenues to conform to current year presentation.

Periodic Revenues - Periodic revenues, which consist of Eclipsys software related fees and third party software related fees, were $8.5 million for the three months ended March 31, 2010. The decline from the first quarter of 2009 is due to recent client preferences for subscription-type transactions that spread their license payments over time. In any period, some software revenues can be considered one-time in nature for that period, and we do not recognize these periodic revenues on a ratable basis. These periodic revenues include traditional license fees associated with new contracts signed in the period, including add-on licenses to existing clients and new client transactions, as well as revenues from contract backlog that had not previously been recognized pending contract performance that occurred or was completed during the period, and certain other activities during the period associated with client relationships. In the aggregate, these periodic revenues can contribute significantly to earnings in the period because relatively little in-period costs are associated with such revenues. We expect these periodic revenues, which depend on economic conditions, client preferences and other factors, to continue to fluctuate as a result of significant variations in the type and magnitude of sales and other contract and client activity in any period, and these variations make it difficult to predict the nature and amount of these periodic revenues. Prior year content software license revenues of $1.0 million have been reclassified from Eclipsys software related fees to third party software related fees to conform to current year presentation.

Hardware Revenues

Hardware revenues increased by $0.8 million, or 38.1%, for the three months ended March 31, 2010, as compared to the three months ended March 31, 2009. The increase in hardware revenues is primarily attributable to lower volumes in 2009 due to fewer enterprise deals sold in late 2008 and early 2009 and due to increased demand in 2010 reflecting increased client upgrade activity.

Operating Expenses

Cost of Systems and Services

Our cost of systems and services decreased $1.7 million, or 2.5%, for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009. The decrease reflects a $0.5 million decrease in labor related costs and a $0.6 million decrease in travel related costs. The labor decrease of $0.5 million includes a $1.1 million decrease in core wages reflecting professional services headcount reductions during 2009 partially offset by higher self-insured medical costs caused by unusual high dollar claim activity in the first quarter of 2010. The travel related reductions reflect cost savings initiatives implemented during 2009 and to a lesser extent lower professional services activity in the first quarter 2010 compared to the first quarter 2009.

Cost of Hardware

Cost of hardware increased $0.8 million, or 48.1%, for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009. This increase was directly attributable to increased hardware revenues in the quarter. Hardware revenues are recorded when the hardware is delivered. The amount of hardware revenues in any quarter depends on shipments associated with active implementations.

Sales and Marketing

Our sales and marketing expenses decreased $3.0 million, or 13.2%, for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009. This decrease included $3.4 million of lower labor related costs primarily impacted by lower wages of $2.1 million, lower annual incentive compensation of $0.7 million and lower stock compensation of $0.6 million. The reduction in wages reflects headcount reductions late in the first quarter of 2009 and in the fourth quarter of 2009 including unfilled fourth quarter 2009 vacancies. We expect savings to continue for the remainder of 2010, but to a lesser extent as certain headcount vacancies are filled.

Research and Development

Our research and development expenses were flat for the three months ended March 31, 2010 as compared to the same period in 2009. Offsetting changes included a reduction in research and development expenses of $0.9 million as a result of an increase in internal labor cost capitalization associated with Sunrise XA 5.5, which was released in April 2010, and higher consulting related project expenses of $0.5 million. Capitalized hours increased throughout the Sunrise XA 5.5 development and accelerated prior to the April 2010 release date. Research and development labor was generally flat in 2010 compared to 2009 as we stabilized headcount growth in India during 2009.

Our gross research and development spending, which consists of research and development expenses and capitalized software development costs, was as follows (in thousands):

	For The Three Months Ended March 31,		Change ($)	Change (%)
	2010	2009
Research and development expenses	$13,461	$13,493	$(32)	-0.2%
Capitalized software and development costs	8,091	7,216	875	12.1%

Gross research and development expenditures	$21,552	$20,709	$843	4.1%

Amortization of capitalized software development costs	$3,857	$3,752	$105	2.8%

General and Administrative

Our general and administrative expenses decreased $3.5 million, or 28.7%, for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009. The decrease reflects lower labor costs of $1.5 million as a result of headcount reductions during 2009. This decrease in labor costs included lower accrued annual incentive compensation of $0.4 million.

The $3.5 million general and administrative decrease also includes lower legal fees of $0.5 million, lower bad debt expense of $0.5 million, lower recruiting costs of $0.6 million and various other expense reductions in the business totaling $0.4 million.

Restructuring

During the first quarter of 2009, we executed a workforce reduction which included terminating the employment of approximately 175 employees. We reduced staff in our services and client solutions organizations to better align with current and projected business volumes, and we also made other workforce reductions across various businesses and back office divisions. These reductions, together with severance costs resulting from the departure of an executive officer of approximately $0.6 million, resulted in a total charge of $5.4 million for severance related costs. No such restructuring occurred in the first quarter of 2010.

Depreciation and Amortization

Depreciation and amortization expense increased $0.2 million, or 2.4%, for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009.

Gain on Sale of Assets

We recorded a $0.4 million gain for the three months ended March 31, 2009 resulting from the completion of earn out post-closing milestones associated with our fourth quarter 2007 sale of our Clinical Practice Model Resource Center (CPMRC) business. All remaining earn out payments were received in 2009 with no further payments expected.

Loss on Investments, Net

We recorded an unrealized gain of $0.2 million reflecting an increase in the fair value of our auction rate securities, or ARS, purchased through UBS Financial Services, or UBS, for the three months ended March 31, 2010. In addition, we recorded an unrealized loss of $0.4 million for the three months ended March 31, 2010 reflecting the change in the fair value of our UBS put option.

Interest Income

Interest income decreased $0.4 million, or 50.8%, for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009. The decrease was primarily attributable to lower ARS investment balances due to sales and redemptions during 2009 and 2010 and lower interest rates on our ARS investments and cash and cash equivalents in 2010 as compared to 2009.

Interest Expense

Interest expense decreased $0.8 million, or 69.9%, for the three months ended March 31, 2010 as compared to the corresponding period in 2009. The decrease in interest expense reflects lower average outstanding debt balances due to lower interest rates and the timing of payments on the $125.0 million long-term revolving line of credit financing arrangement we entered into in August 2008 (the “Credit Facility”).

Provision for Income Taxes

For the three months ended March 31, 2010, we recorded income tax expense of $5.1 million as compared to $0.7 million for the three months ended March 31, 2009. The increase in income tax expense year over year is directly related to the increase in income before income taxes. The effective tax rate was 48.6% for the three months ended March 31, 2010 and was negative for the three months ended March 31, 2009. The tax rates for these periods were based on the forecasted pretax earnings mix by jurisdiction of Eclipsys and its subsidiaries after considering any discrete items in the interim periods. The negative effective tax rate for the three months ended March 31, 2009 was impacted by the pre-tax loss for the quarter and the respective shortfall for share-based compensations awards to the extent that the cumulative recognized book stock compensation expense for that award exceeds the associated tax deductions. The 48.6% effective rate for the three months ended March 31, 2010 was higher than statutory rates primarily due to the tax effect of share-based compensation shortfalls and deemed dividend distributions from foreign subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents at March 31, 2010 were $118.7 million representing a $4.5 million decrease from December 31, 2009. During the three months ended March 31, 2010, operating activities provided $15.9 million of cash compared to $19.7 million for the same period in 2009. Cash flow from operating activities reflects income generated from operations of $26.7 million, after adjusting for non-cash items of $21.2 million, which included depreciation and amortization, stock compensation, provision for bad debts, non-cash deferred tax provision, gain on sale of assets, loss on investments, net, and other reconciling items. Cash flow from operating activities after non-cash items, described above, decreased $9.8 million for the three months ended March 31, 2010 as compared to the same period in 2009.

Based on the reconciliation of net income (loss) to operating cash flow, net changes in operating assets and liabilities used $10.8 million of cash related to operating activities. This change is primarily the result of the following changes in working capital from December 31, 2009:

•	A cash flow decrease due to an increase in accounts receivable of $1.5 million related to cash collections that were lower than current period billings and revenues recognized;

•	A cash flow increase due to an increase in deferred revenue of $2.5 million due to an increase in billings in excess of software license and maintenance fees revenues recognized;

•	A cash flow decrease due to a decrease in accounts payable and other current liabilities of $3.8 million due to timing of cash payments; and

•	A cash flow decrease due to a decrease in accrued compensation of $9.4 million primarily due to payment under the 2009 incentive compensation plan.

Investing activities used $10.2 million of cash during the first quarter of 2010, which included:

•	Proceeds of $4.6 million related to redemptions of UBS purchased securities,

•	Payments of $6.7 million related to capital expenditures, and

•	Payments of $8.1 million related to capitalized investments in software development.

Financing activities used cash of $10.4 million during the first quarter of 2010 as a result of our $14.0 million long-term debt pay down, offset by $3.6 million received from stock option exercises and employee stock purchases.

Future Capital Requirements

Our future cash requirements will depend on a number of factors including the timing and level of our new sales volumes and cash collections, the cost of our development efforts, expenditures for property and equipment and acquisitions, the success and market acceptance of our future product releases, and other items. As of March 31, 2010, our principal source of liquidity is our cash and cash equivalents balances of $118.7 million and cash generated from our operations. We also have $108.1 million available for borrowings under the $125.0 million Credit Facility. All loans under the Credit Facility may be prepaid at any time and are due and payable on August 26, 2011 subject to mandatory prepayment obligations upon material asset sales, as described in the Credit Facility.

We believe that our current cash and cash equivalents combined with our anticipated cash flows from operations and, if necessary, available borrowings under our Credit Facility, will be sufficient to fund our current operations and capital requirements for the next twelve months. We will also have the option beginning June 30, 2010 to redeem the par value of our UBS investments totaling $31.2 million. During April 2010, we repaid the remaining $15 million on the Credit Facility.

Fair Value of Investments

As of March 31, 2010, we held approximately $86.6 million par value of investments in ARS of which $31.2 million was purchased through UBS and $55.4 million was purchased through Goldman Sachs. As of March 31, 2010, the par value of our ARS is comprised of the following (in thousands):

	UBS	Goldman Sachs
Triple-A rated pools of student loans	$28,025	$40,050
A3 rated pools of student loans	3,150	—
B3 rated pools of student loans	—	15,400

Total	$31,175	$55,450

These investments have long-term nominal maturities for which the interest rates were structured to be reset through a Dutch auction each month. Prior to February 2008, monthly auctions historically provided a liquid market for these securities. However, in February 2008, the broker-dealers managing our ARS portfolio experienced failed auctions in which the amount of ARS submitted for sale exceeded the amount of purchase orders. Our ARS continued to fail to settle at auctions through the first quarter of 2010. We continue to earn interest on these investments at the contractual rate.

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

As of March 31, 2010, we recorded these investments, including the put option, at their estimated fair value of $81.4 million. Each of our individual ARS holdings was in an unrealized loss position as of March 31, 2010. Due to events in the credit markets, quoted prices of the ARS in active markets are not readily available at this time. We estimate the fair value of these ARS based on various factors using a trinomial discount model. The model considers possible cash flows and probabilities which are forecasted under a number of potential scenarios. Each scenario’s cash flow is multiplied by the probability of that scenario occurring. The major inputs are as follows: forecasted maximum interest rates, probability of passing auction or early redemption, probability of failing auction, probability of default at auction, severity of default, and the discount rate. We also considered the credit quality and duration of the securities. We accounted for illiquidity by using a discount rate within the valuation, with an additional spread representing the additional rates of return investors would require for certain securities to hold those securities in an illiquid environment. The put option was valued using a valuation approach for forward contracts in which one party agrees to sell a financial instrument to another party at a particular time for a particular price. In this approach, the present value of all expected future cash flows are subtracted from the current fair value of the security. The resulting value is calculated as a future value at an interest rate reflective of counterparty risk. There have not been any changes in our valuation model for ARS and the put option from December 31, 2009.

The assumptions that we used to determine the fair value estimates of the ARS and put option were highly subjective and, therefore, were considered Level 3 unobservable inputs in the fair value hierarchy. The fair value of these assets represents 53.8% of total assets measured at fair value. The estimate of the fair value of the ARS we hold could change significantly based on future market conditions. For additional information on our investments, see Note I – Fair Value Measurement.

We have accounted for the put option as a freestanding financial instrument and elected to record the value under the fair value option. The fair value of the put option, previously recorded as an asset, decreased $0.4 million during the first quarter of 2010, with a corresponding charge to earnings for the change in the fair value. We expect that the future changes in the fair value of the put option will generally offset the fair value movements in the related UBS purchased ARS. We have recorded a cumulative temporary loss on the ARS purchased through Goldman Sachs of $5.3 million, as of March 31, 2010, in accumulated other comprehensive loss, reflecting the decline in the fair value of these securities, as these securities remain classified as available for sale.

In evaluating our ARS purchased from Goldman Sachs for other than temporary impairment, as of March 31, 2010, we considered several factors related to the recognition and presentation of other-than-temporary impairments including a number of qualitative factors such as: the loans are sufficiently collateralized; all of the underlying student loans in the Goldman Sachs’ portfolio are guaranteed by the Federal Family Education Loan Program (“FFELP”); there have been principal repayments of some of the securities to investors; we continue to earn interest on the securities at market rates; and there was continued evidence of improvement in the secondary market for ARS during the first quarter of 2010. We believe these investments continue to be of high credit quality, and we currently do not intend to sell the securities, “more likely than not” will not be required to sell the securities before recovering our cost, and expect to recover the securities’ entire amortized cost basis. Accordingly, we have classified these securities as long-term investments in our Condensed Consolidated Balance Sheets. We have concluded that no other-than-temporary impairment losses, including any credit loss, occurred for the three months ended March 31, 2010. We will continue to analyze our ARS purchased from Goldman Sachs each reporting period for impairment and may be required to record an impairment charge in our Condensed Consolidated Statements of Operations if the decline in fair value of the Goldman Sachs purchased ARS is determined to be other-than-temporary. In April 2010, as a result of unsolicited offers, we sold $15.4 million of available for sale ARS for $13.9 million. The realized loss of $1.5 million will be recorded in the second quarter of 2010.

CRITICAL ACCOUNTING POLICIES

There were no material changes to our critical accounting policies as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on February 25, 2010.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not currently use derivative financial instruments or enter into foreign currency hedge transactions. Foreign currency fluctuations through March 31, 2010 have not had a material impact on our financial position or results of operations. We continually monitor our exposure to foreign currency fluctuations and may use derivative financial instruments and hedging transactions in the future if, in our judgment, the circumstances warrant their use. We believe most of our international operations are naturally hedged for foreign currency risk as our foreign subsidiaries invoice their clients and satisfy their obligations primarily in their local currencies with the exception of our development center in India. Our development center in India is not naturally hedged for foreign currency risk since their obligations are paid in their local currency but are funded in U.S. dollars. There can be no guarantee that the impact of foreign currency fluctuations in the future will not be significant and will not have a material impact on our financial position or results of operations.

We hold investments in ARS. These ARS are debt instruments with long-term nominal maturities that previously could be sold via Dutch auctions every 7, 14, 21, 28, or 35 days, creating a short-term instrument. In February 2008, broker-dealers holding our ARS portfolio experienced failed auctions in which the amount of ARS submitted for sale exceeded the amount of related purchase orders. Our ARS continued to fail to settle at auctions through the first quarter of 2010. We continue to earn interest on these investments at the contractual rate, and the ARS that we hold have not been placed on credit watch by credit rating agencies. The average interest rate, based on the par value of the ARS, earned on the majority of these investments for the three months ended March 31, 2010 was 1.5%. For further information on ARS investments, see “Liquidity and Capital Resources” discussion above.

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

The following table illustrates potential fluctuation in annualized interest income based upon hypothetical values for blended interest rates for hypothetical ARS balances (we currently earn interest on $86.6 million par value of ARS):

Hypothetical Interest Rate	Investment balances (in thousands)
	$65,000	$75,000	$85,000

0.5%	325	375	425
1.0%	650	750	850
1.5%	975	1,125	1,275
2.0%	1,300	1,500	1,700
2.5%	1,625	1,875	2,125

We estimate that a one-percentage point decrease in interest rates for our long-term investment securities portfolio as of March 31, 2010 would have resulted in a decrease in interest income of $0.9 million for a 12 month period, based on an $85.0 million investment balance. This sensitivity analysis contains certain simplifying assumptions, including a constant level of investment securities and an immediate across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period, and it does not consider the impact of changes in the portfolio as a result of our business needs or as a response to changes in the market. Therefore, although it gives an indication of our exposure to changes in interest rates, it is not intended to predict future results, and our actual results will likely vary.

As of March 31, 2010, our cash and cash equivalents balance earning interest was $104.1 million of the $118.7 million in cash and cash equivalents held as of that date. The weighted average interest rate on our cash and cash equivalents was 0.2% as of March 31, 2010. The following table illustrates potential fluctuations in annualized interest income based upon hypothetical values for blended interest rates for hypothetical cash and cash equivalents balances:

Hypothetical Interest Rate	Cash and cash equivalent balances (in thousands)
	$90,000	$100,000	$110,000

0.1%	90	100	110
0.2%	180	200	220
0.3%	270	300	330
0.4%	360	400	440
0.5%	450	500	550

We estimate that a one tenth-percentage point decrease in interest rate for our cash and cash equivalents earning interest as of March 31, 2010 would have resulted in a decrease in interest income of $100,000 for a 12 month period, based on a $100.0 million investment balance. This sensitivity analysis contains certain simplifying assumptions, including a constant level of cash and cash equivalents and an immediate across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period, and it does not consider the impact of changes in the balance of cash and cash equivalents as a result of our business needs. Therefore, although it gives an indication of our exposure to changes in interest rates, it is not intended to predict future results, and our actual results will likely vary.

On August 26, 2008, we entered into a credit agreement pursuant to which we received a senior secured revolving credit facility in the aggregate principal amount of $125.0 million. As of March 31, 2010, borrowings under the Credit Facility totaled $15.0 million. The interest rate applicable to the borrowed amount is based, at our option, on the prime rate, one-month LIBOR rate, three-month LIBOR rate, six-month LIBOR rate or 12-month LIBOR rate at the initial debt draw date and interest rate contract end date plus an applicable margin. The applicable margin, which is based on our leverage ratio, was 1.5% as of March 31, 2010. The leverage ratio, as defined in the credit agreement, is the ratio of (i) funded debt to (ii) earnings before interest, taxes, depreciation and amortization plus or minus certain other adjustments, for the four consecutive fiscal quarters as of the last day of each current fiscal quarter. As of March 31, 2010, our effective interest rate was 1.75%. Based on borrowings of $15 million, as of March 31, 2010, for each percentage point increase in the interest rate, annual interest expense would increase $0.2 million. This sensitivity analysis contains certain simplifying assumptions, including a constant level and rate of outstanding debt under the Credit Facility, an immediate across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period, and it does not consider the impact of changes in the outstanding debt as a result of our business needs or as a response to changes in the market. Therefore, although it gives an indication of our exposure to changes in interest rates, it is not intended to predict future results, and our actual results will likely vary.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act as of March 31, 2010. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives of ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. There is no assurance that our disclosure controls and procedures will operate effectively under all circumstances. Based upon the evaluation described above our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2010, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter-ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The information set forth under Note K - Contingencies to the unaudited Condensed Consolidated Financial Statements of this quarterly report on Form 10-Q is incorporated herein by reference.

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

We must maintain facility and systems security measures to preserve the confidentiality of data belonging to our clients and their patients that resides on computer equipment in our Technology Solution Center that we handle in our outsourcing operations, or that is otherwise in our possession. Notwithstanding the efforts we undertake to protect data, our measures can be vulnerable to infiltration as well as unintentional lapse, and if confidential information is compromised, we could face claims for contract breach, penalties and other liabilities for violation of applicable laws or regulations, significant costs for remediation and re-engineering to prevent future occurrences, and serious harm to our reputation.

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

Our long-term investment portfolio is invested in auction rate securities, or ARS. Beginning in February 2008, negative conditions in the credit and capital markets resulted in failed auctions of our ARS. The ratings on some of the ARS in our portfolio have been downgraded, and there may be further deterioration in creditworthiness in the future. We reevaluate the fair value of these securities on a quarterly basis. See Note E – “Long-Term Investments” in Notes to the Consolidated Financial Statements for further information. If uncertainties in the credit and capital markets continue, these markets deteriorate further or we experience further deterioration in creditworthiness on any investments in our portfolio, funds associated with these securities may not be liquid or available to fund current operations for in excess of 12 months. This could result in further fair value adjustments or other-than-temporary impairments in the carrying value of our investments, which would negatively affect our financial condition, cash flow and reported earnings.

Our commercial credit facility subjects us to operating restrictions and risks of default.

On August 26, 2008, we entered into a credit agreement with certain lenders and Wachovia Bank, as Administrative Agent, providing for a senior secured revolving credit facility in the aggregate principal amount of $125 million. This credit facility is subject to certain financial ratio and other covenants that could restrict our ability to conduct business as we might otherwise deem to be in our best interests, and breach of these covenants could cause the debt to become immediately due. Depending on borrowing levels in such an event, our liquid assets might not be sufficient to repay in full the debt outstanding under the credit facility. Such an acceleration also would expose us to the risk of liquidation of collateral assets at unfavorable prices.

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

Issuer Purchases of Equity Securities

The following table sets forth information with respect to purchases by Eclipsys of its equity securities registered pursuant to Section 12 of the Exchange Act during the quarter ended March 31, 2010:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares of Common Stock Purchased	Average Price Paid Per Share of Common Stock	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares of Common Stock that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2010	—	—	—	—
February 1-28, 2010 (1)	30,842	$18.41	—	—
March 1-31, 2010	174	19.52	—	—

Total	31,016	$18.42	—	—

(1)	These shares were tendered to the Company by employees holding common stock initially issued to them in the form of restricted stock awards in order to reimburse the Company for income tax deposits paid by the Company on their behalf in respect of taxable income resulting from scheduled vesting of restricted shares.

ITEM 6.	EXHIBITS

Exhibit			Incorporated by Reference
Number	Exhibit Description	Form	Exhibit	Filing Date

3.1	Third Amended and Restated Certificate of Incorporation of the Registrant	10-Q	3.1	September 21, 1998

3.2	Amended and Restated Bylaws of the Registrant	8-K	3.2	May 19, 2009

4.1	Speciman certificate for shares of Common Stock	S-1	4.1	April 23, 1998

10.1	Form of Performance Stock Unit Agreement	8-K	10.1	March 19, 2010

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a)			Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a)			Filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350			Filed herewith

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350			Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 4, 2010

ECLIPSYS CORPORATION
Registrant

/s/ Chris E. Perkins
Chris E. Perkins
Chief Financial Officer
(authorized officer and principal financial officer)