Form 10-Q
period 2010-06-30
ECLIPSYS CORP
filed 2010-08-05
CIK 1034088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Shares outstanding as of July 30, 2010
Common Stock, $0.01 par value	57,663,392

ECLIPSYS CORPORATION AND SUBSIDIARIES

FORM 10-Q

For the period ended June 30, 2010

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ECLIPSYS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except share data)

	As of
	June 30, 2010	December 31, 2009
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$143,284	$123,160
Restricted cash	2,495	—
Accounts receivable, net of allowance for doubtful accounts of $3,436 in 2010 and $2,994 in 2009	120,421	111,712
Receivable from sale of investments	17,175	—
Prepaid expenses	28,042	26,832
Other current assets	1,932	4,250

Total current assets	313,349	265,954
Long-term investments	37,345	85,988
Property and equipment:
Property and equipment	174,103	160,923
Accumulated depreciation and amortization	(112,209)	(104,344)

Property and equipment, net	61,894	56,579
Capitalized software development costs, net	54,282	51,889
Acquired technology, net	24,602	29,557
Intangible assets, net	5,988	7,411
Goodwill	100,008	100,008
Deferred tax assets	79,145	86,639
Other assets	11,835	13,039

Total assets	$688,448	$697,064

Liabilities and Stockholders’ Equity
Current liabilities:
Deferred revenue	$141,415	$135,185
Accounts payable	22,300	14,752
Accrued compensation costs	21,624	34,034
Deferred tax liabilities	6,033	6,033
Other current liabilities	18,279	20,994

Total current liabilities	209,651	210,998
Deferred revenue	4,127	4,896
Long-term debt and capital leases	594	29,727
Other long-term liabilities	16,113	15,616

Total liabilities	230,485	261,237

Stockholders’ Equity:
Preferred stock, $0.01 par value - 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; 57,622,727 and 57,162,466 issued and oustanding, respectively	576	572
Additional paid-in capital	612,142	599,111
Accumulated deficit	(154,941)	(162,004)
Accumulated other comprehensive income (loss)	186	(1,852)

Total stockholders’ equity	457,963	435,827

Total liabilities and stockholders’ equity	$688,448	$697,064

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ECLIPSYS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Revenues:
Systems and services	$131,480	$127,675	$257,037	$255,812
Hardware	2,962	2,173	5,765	4,202

Total revenues	134,442	129,848	262,802	260,014
Costs and expenses:
Cost of systems and services (excluding depreciation and amortization shown below)	71,208	68,315	136,407	135,189
Cost of hardware	2,412	1,950	4,864	3,606
Sales and marketing	17,293	27,394	37,041	50,144
Research and development	17,229	13,872	30,690	27,364
General and administrative	12,321	12,429	20,888	24,451
Restructuring	—	—	—	5,434
Depreciation and amortization	8,564	8,117	16,790	16,152

Total costs and expenses	129,027	132,077	246,680	262,340
Income (loss) from operations	5,415	(2,229)	16,122	(2,326)
Gain on sale of assets	—	838	—	1,237
Gain (loss) on investments, net	(1,573)	691	(1,799)	533
Interest income	372	681	789	1,528
Interest expense	(267)	(961)	(611)	(2,105)

Income (loss) before income taxes	3,947	(980)	14,501	(1,133)
Provision for income taxes	2,310	3,120	7,438	3,834

Net income (loss)	$1,637	$(4,100)	$7,063	$(4,967)

Basic earnings (loss) per share:
Net income (loss)	$1,637	$(4,100)	$7,063	$(4,967)
Less: Income allocated to participating securities	7	—	35	—

Net income (loss) available to common stockholders	$1,630	$(4,100)	$7,028	$(4,967)

Basic weighted average common shares outstanding	57,208	55,710	57,024	55,588

Basic earnings (loss) per common share	$0.03	$(0.07)	$0.12	$(0.09)

Diluted earnings (loss) per share:
Net income (loss)	$1,637	$(4,100)	$7,063	$(4,967)
Less: Income allocated to participating securities	7	—	35	—

Net income (loss) available to common stockholders	$1,630	$(4,100)	$7,028	$(4,967)

Basic weighted average common shares outstanding	57,208	55,710	57,024	55,588
Dilutive effect of potential common shares	862	—	879	—

Diluted weighted average shares common outstanding	58,070	55,710	57,903	55,588

Diluted earnings (loss) per common share	$0.03	$(0.07)	$0.12	$(0.09)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ECLIPSYS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	For the Six Months Ended June 30,
	2010	2009
Operating activities:
Net income (loss)	$7,063	$(4,967)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	27,360	24,833
Provision for bad debts	900	1,996
Stock compensation expense	7,395	11,169
(Gain) loss on investments, net	1,799	(533)
Gain on sale of assets	—	(1,237)
Deferred provision for income taxes	6,372	3,674
Changes in operating assets and liabilities:
Accounts receivable	(9,427)	1,948
Prepaid expenses and other current assets	892	1,580
Other assets	702	(497)
Deferred revenue	5,933	(3,631)
Accrued compensation	(12,395)	8,633
Accounts payable and other current liabilities	483	(6,888)
Other long-term liabilities	485	1,565
Other	85	108

Total adjustments	30,584	42,720

Net cash provided by operating activities	37,647	37,753

Investing activities:
Purchases of property and equipment	(12,191)	(12,555)
Proceeds from sales and redemptions of investments	32,474	150
Capitalized software development costs	(12,456)	(14,651)
Increase in restricted cash	(2,495)	—
Earnout on disposition	—	1,241
Cash paid for acquisitions, net of cash acquired	—	(2,819)

Net cash provided by (used in) investing activities	5,332	(28,634)

Financing activities:
Proceeds from stock options exercised	5,999	3,306
Proceeds from employee stock purchase plan	375	454
Repayment of secured financings	(29,000)	—
Other	(147)	(59)

Net cash provided by (used in) financing activities	(22,773)	3,701

Effect of exchange rates on cash and cash equivalents	(82)	(199)

Net change in cash and cash equivalents	20,124	12,621
Cash and cash equivalents — beginning of period	123,160	108,304

Cash and cash equivalents — end of period	$143,284	$120,925

Non-cash investing activities:
Funds from sale of investments not collected	$17,175	$—

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

NOTE C – MERGER

On June 9, 2010, Allscripts-Misys Healthcare Solutions, Inc. (“Allscripts”) and Eclipsys announced a definitive agreement to merge in an all-stock transaction. Allscripts is the leading provider of clinical software, information and connectivity solutions for physicians. Under terms of the merger agreement, Eclipsys stockholders will receive 1.2 shares of Allscripts stock for each share of Eclipsys stock owned. The consummation of the merger is subject to various conditions including regulatory and shareholder approval and other conditions including the repurchase by Allscripts of 24.4 million Allscripts shares owned by Misys plc and the sale in a public offering of no fewer than 25 million Allscripts shares held by Misys plc. The Company incurred $3.4 million of additional expenses through June 30, 2010, for legal, banking, accounting, and consulting services related to this transaction.

NOTE D – EARNINGS (LOSS) PER SHARE

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

ECLIPSYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company has accounted for non-vested restricted stock granted prior to April 1, 2009 as a participating security and has used the two class method of computing earnings per share. Because the Company does not pay dividends, earnings allocated to each participating security and share of common stock are equal. For the three and six months ended June 30, 2009, the Company was in a net loss position and therefore did not allocate any loss to participating securities.

Diluted earnings per common share reflect the potential dilution from assumed conversion of all dilutive securities using the treasury stock method. When the effect of the outstanding equity securities is anti-dilutive, they are not included in the calculation of diluted earnings per common share.

The computation of basic and diluted earnings (loss) per common share is as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Basic earnings (loss) per common share:
Net income (loss)	$1,637	$(4,100)	$7,063	$(4,967)
Less: Income allocated to participating securities	7	—	35	—

Net income (loss) available to common stockholders	$1,630	$(4,100)	$7,028	$(4,967)

Basic weighted average shares outstanding	57,457	55,710	57,311	55,588
Less: Participating securities	249	—	287	—

Basic weighted average common shares outstanding	57,208	55,710	57,024	55,588

Basic earnings (loss) per common share	$0.03	$(0.07)	$0.12	$(0.09)
Diluted earnings (loss) per common share:
Net income (loss)	$1,637	$(4,100)	$7,063	$(4,967)
Less: Income allocated to participating securities	7	—	35	—

Net income (loss) available to common stockholders	$1,630	$(4,100)	$7,028	$(4,967)

Basic weighted average common shares outstanding	57,208	55,710	57,024	55,588
Dilutive portion of potential common shares	862	—	879	—

Diluted weighted average shares common outstanding	58,070	55,710	57,903	55,588

Diluted earnings (loss) per common share	$0.03	$(0.07)	$0.12	$(0.09)
Anti-dilutive shares excluded from the calculation of diluted earnings per common share	2,582	4,551	2,673	4,825

NOTE E – ACCOUNTS RECEIVABLE

Accounts receivable, net of an allowance for doubtful accounts, consists of the following (in thousands):

	As of
	June 30, 2010	December 31, 2009
Accounts Receivable:
Billed accounts receivable, net	$96,505	$82,110
Unbilled accounts receivable, net	23,916	29,602

Total accounts receivable, net	$120,421	$111,712

ECLIPSYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE F – LONG-TERM INVESTMENTS

The fair value of investment securities were as follows (in thousands):

	As of
	June 30, 2010	December 31, 2009
Available for sale securities:
Goldman Sachs purchased auction rate securities (“ARS”)	$37,345	$49,939
Trading securities:
UBS Financial Services purchased ARS	—	33,403
ARS put option	—	2,646

Total trading securities	—	36,049

Total long-term investments	$37,345	$85,988

The changes in market value of available for sale securities are recorded in the accumulated other comprehensive income (loss) caption in the stockholders’ equity section of the Condensed Consolidated Balance Sheets, until the Company disposes of them. Once these securities are disposed of, either by sale or redemption, any realized gain or loss is reported in gain (loss) on investments, net on the Condensed Consolidated Statement of Operations. The Condensed Consolidated Statements of Cash Flows reflects gross proceeds from sales or redemptions of available for sale securities as investing activities.

Changes in the market value of trading securities are recorded in gain (loss) on investments, net, on the Condensed Consolidated Statements of Operations as they occur. The Condensed Consolidated Statements of Cash Flows reflects gross proceeds from sales or redemptions of trading securities as investing cash flows since the securities are illiquid with no established market and are not used for operating activities.

The par values of investments in ARS were as follows (in thousands):

	As of
	June 30, 2010	December 31, 2009
UBS:
AAA rated pool of student loans	$—	$32,275
A3 rated pool of student loans	—	3,475

UBS	—	35,750

Goldman Sachs:
AAA rated pool of student loans	40,050	40,050
Baa2 rated pool of student loans	—	15,400

Goldman Sachs UBS	40,050	55,450

Total par value of ARS	$40,050	$91,200

These investments have long-term nominal maturities for which the interest rates are supposed to be reset through a Dutch auction each month. Prior to February 2008, monthly auctions provided a liquid market for these securities. However, in February 2008, the broker-dealers managing the Company’s ARS portfolio experienced failed auctions in which the amount of ARS submitted for sale exceeded the amount of purchase orders. The Company’s ARS continued to fail to settle at auctions through the second quarter of 2010. The Company continues to earn interest on these investments at the contractual rate.

On November 12, 2008, the Company entered into a settlement agreement with UBS pursuant to which the Company (1) received the right (the “put option”) to sell the ARS, originally purchased through UBS, at par value, to UBS between June 30, 2010 and July 2, 2012 and (2) gave UBS the right to purchase the ARS, originally purchased through UBS, from the Company any time after the acceptance date of the settlement agreement as long as the Company receives the par value of the securities. During the quarter ended June 30, 2010, UBS purchased $14.0 million of ARS at par from the Company. On June 30, 2010, the Company exercised its right to sell the remaining $17.2 million of ARS to UBS at par. At June 30, 2010, the Condensed Consolidated Balance Sheets include a current receivable from sale of investments of $17.2 million. The exercise of the option settled and the cash was received on July 1, 2010.

ECLIPSYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The put option had been accounted for as a freestanding financial instrument with the fair value being recorded under the fair value option. The UBS purchased ARS were classified as trading securities. The resulting unrealized gain/loss of both the fair value adjustment of the UBS ARS and the fair value of the UBS put option is recorded in gain (loss) on investment, net. As a result of the transactions noted above, the Company recorded a loss on investments of $0.1 million for the second quarter, which was comprised of the reversal of the UBS put option valuation of $2.2 million offset by the reversal of the fair value adjustment of the UBS ARS of $2.1 million.

In evaluating its ARS purchased from Goldman Sachs for other than temporary impairment, as of June 30, 2010, the Company considered a number of qualitative factors such as: the loans are sufficiently collateralized; all of the underlying student loans in the Goldman Sachs’ portfolio are guaranteed by the Federal Family Education Loan Program (“FFELP”); there have been principal repayments of some of the securities to investors; the Company continues to earn interest on the securities at market rates; and there was continued evidence of improvement in the secondary market for ARS during the second quarter of 2010. Management believes these investments continue to be of high credit quality and expects to recover the securities’ entire amortized cost basis. In addition, the Company does not currently intend to sell the securities, unless it receives an unsolicited offer, which the Company considers favorable at that time. More likely than not, the Company will not be required to sell the securities before recovering its cost. Accordingly, the Company has classified these securities as long-term investments in its Condensed Consolidated Balance Sheets. The Company has concluded that no other-than-temporary impairment losses, including any credit loss, occurred for the three and six months ended June 30, 2010.

In April 2010, as a result of unsolicited offers, the Company sold $15.4 million in par value of these ARS for $13.9 million. The realized loss on this sale was $1.5 million and is included in gain (loss) on investments, net. The Company will continue to analyze its ARS purchased from Goldman Sachs each reporting period for impairment, and it may be required to record an impairment charge in the Condensed Consolidated Statements of Operations if the fair value of the Goldman Sachs purchased ARS declines, and the decline is determined to be other-than-temporary.

ECLIPSYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE G – ACQUIRED TECHNOLOGY AND INTANGIBLE ASSETS, INCLUDING GOODWILL

The gross and net amounts for intangible assets and goodwill consist of the following (in thousands):

	As of June 30, 2010			As of December 31, 2009			Estimated Life
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Intangibles subject to amortization
Acquired technology	$43,060	$(18,458)	$24,602	$43,060	$(13,503)	$29,557	3-5 years
Ongoing customer relationships	9,409	(3,974)	5,435	9,409	(3,110)	6,299	5-6 years
Non-compete agreements	2,640	(2,147)	493	2,640	(1,588)	1,052	2-3 years

Total	$55,109	$(24,579)	$30,530	$55,109	$(18,201)	$36,908

Intangibles not subject to amortization:
Trade names			$60			$60
Goodwill			100,008			100,008

Total			$100,068			$100,068

Goodwill has been recorded in U.S dollars only and is not amortized. Eclipsys has only one reporting unit for which all goodwill is assigned. Impairment tests for goodwill include comparing the Eclipsys fair value to the comparable carrying value, including goodwill. No impairment has been identified or recorded for the six months ended June 30, 2010 or the year ended December 31, 2009.

NOTE H – TOTAL COMPREHENSIVE INCOME (LOSS)

The components of total comprehensive income (loss) were as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Net income (loss)	$1,637	$(4,100)	$7,063	$(4,967)
Foreign currency translation adjustments	(104)	997	374	1,658
Net change in unrealized holding loss, net of tax	1,493	1,742	1,664	639

Total comprehensive income (loss)	$3,026	$(1,361)	$9,101	$(2,670)

NOTE I – RESTRUCTURING

During the first quarter of 2009, the Company executed a workforce reduction which included terminating the employment of approximately 175 employees, including staff in its services and client solutions organizations to better align with current and projected business volumes, and other workforce reductions across various businesses and back office divisions. These reductions, together with severance costs resulting from the departure of an executive officer of approximately $0.6 million, resulted in a total charge of $5.4 million for severance related costs to the Company’s Condensed Consolidated Statements of Operations. As of June 30, 2010, all of these costs have been paid by the Company with no remaining liability.

NOTE J – FAIR VALUE MEASUREMENT

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

ECLIPSYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of June 30, 2010 (in thousands):

	Balance as of June 30, 2010	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$88,505	$88,505	$—	$—
Long-term investments
Auction rate securities	37,345	—	—	37,345

	$125,850	$88,505	$—	$37,345

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of December 31, 2009 (in thousands):

	Balance as of December 31, 2009	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$80,585	$80,585	$—	$—
Long-term investments
Auction rate securities	83,342	—	—	83,342
Put option	2,646	—	—	2,646

	$166,573	$80,585	$—	$85,988

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

The assumptions that were used to determine the fair value estimates of the ARS and put option were highly subjective and therefore considered Level 3 unobservable inputs in the fair value hierarchy. As of June 30, 2010, the fair value of these assets represents $37.3 million or 29.7% of total assets measured at fair value. The estimate of the fair value of the ARS the Company holds could change significantly based on future market conditions.

ECLIPSYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the Company’s activity for assets measured at fair value on a recurring basis using significant unobservable inputs - Level 3 (in thousands):

	Auction Rate Securities	Auction Rate Securities Put Options	Total
Balance at December 31, 2009	$83,342	$2,646	$85,988
Total gains/(losses):
Included in loss on investments, net (realized)	(1,501)		(1,501)
Included in loss on investments, net (unrealized)	2,348	(2,646)	(298)
Included in accumulated other comprehensive income (loss)	2,805		2,805
Purchases, sales, issuances, and settlements	(49,649)		(49,649)
Transfers out of Level 3	—		—

Balance at June 30, 2010	$37,345	$—	$37,345

Gains and losses included in accumulated other comprehensive income (loss) on the Company’s Condensed Consolidated Balance Sheets are related to the changes in ARS purchased through Goldman Sachs that are classified as available for sale and are still held as of June 30, 2010.

NOTE K – INCOME TAXES

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

The effective tax rate was 58.5% and 51.3% for the three and six months ended June 30, 2010 and was negative for the three and six months ended June 30, 2009. The tax rates for these periods were based on the forecasted pretax earnings mix by jurisdiction of Eclipsys and its subsidiaries after considering any discrete items in the interim periods. The effective rate for the three and six months ended June 30, 2010 was higher than statutory rates primarily due to the tax effect of share-based compensation shortfalls. The negative effective tax rate for the three and six months ended June 30, 2009 was impacted by the pre-tax loss for the quarter and the respective shortfall for share-based compensation awards to the extent that the cumulative recognized book stock compensation expense for that award exceeded the associated tax deductions.

During the three and six months ended June 30, 2010, the Company expensed $3.4 million of transaction costs related to the proposed merger with Allscripts. When the merger is consummated, the Company will review these costs and may be required to adjust the related deferred tax asset.

NOTE L – CONTINGENCIES

On or about June 15, 2010, Rajesh Nama, on behalf of himself and the public stockholders of Eclipsys, filed a purported class action complaint in the Superior Court of DeKalb County, State of Georgia, captioned Nama v. Pead, et al. The lawsuit names Allscripts, Arsenal Merger Corp. (“Arsenal”), Eclipsys, and each of the directors of Eclipsys as defendants. On or about June 17, 2010, John Scoggins, on behalf of himself and the public stockholders of Eclipsys, filed a second purported class action complaint in the same court and against the same defendants (except not Arsenal) captioned Scoggins v. Eclipsys Corp., et al. On or about June 18, 2010, Colleen Witmer, on behalf of herself and the public stockholders of Eclipsys, filed a third purported class action complaint in the same court and against the same defendants as the first case and captioned Witmer v. Casey, et al. On or about June 22, 2010, Michael Hiers, on behalf of himself and the public stockholders of Eclipsys, filed a fourth purported class action complaint in the same court and against the same parties as the first case and captioned Hiers v. Casey, et al. On or about June 22, 2010, the Iron Workers of Western Pennsylvania Pension Plan, on behalf of itself and the public stockholders of Eclipsys, filed a fifth purported class action complaint in the Superior Court of Fulton County, State of Georgia, and against the same defendants as the first case (except not Allscripts or Arsenal) and captioned Iron Workers of W. Pennsylvania Pension Plan v. Pead, et al.

ECLIPSYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On or about June 30, 2010, the plaintiff in the Iron Workers case dismissed its complaint in the Superior Court of Fulton County, State of Georgia and refiled its complaint in the Superior Court of Gwinnett County, State of Georgia. On or about July 9, 2010, the plaintiff in the Iron Workers case filed an Amended Complaint. On or about July 9, 2010, Jody Madala, individually and on behalf of the public stockholders of Eclipsys, filed a sixth purported class action complaint in the Superior Court of Gwinnett County, State of Georgia against the same defendants as the first case (except not Allscripts or Arsenal) captioned Madala v. Pead et al.

The lawsuits allege, among other things, that the Eclipsys directors breached their fiduciary duties and that Eclipsys aided and abetted those breaches. The two lawsuits first filed in Gwinnett County contain allegations that the joint proxy statement/prospectus/information statement on Form S-4 filed by Allscripts and Eclipsys with the Securities and Exchange Commission in connection with the merger of the Company with Allscripts is materially misleading in certain respects, including the alleged omission of information concerning certain financial projections and whether or how the parties and their financial advisors have accounted for certain proceeds to be paid to Misys in the stock buyback. The four lawsuits originally filed in DeKalb County also allege that Allscripts aided and abetted such alleged breaches of fiduciary duties by the directors of Eclipsys. Based on these allegations, the lawsuits seek, among other relief, injunctive relief enjoining the merger, and certain lawsuits seek damages in the alternative. They also purport to seek recovery of the costs of the action, including reasonable attorneys’ fees. Based on the facts known to date, the defendants believe that the claims asserted against them in these lawsuits are without merit, and the defendants intend to defend themselves vigorously against the claims.

On or about July 12, 2010, the plaintiffs in the Nama and Scoggins actions jointly filed an amended complaint containing additional allegations including allegations concerning allegedly false and misleading statements in the joint proxy statement/prospectus/information statement on Form S-4 relating to, among other things, financial projections, synergies, the financial analyses of the parties’ financial advisors, and the events leading up to the transaction.

On or about July 16, 2010, the Superior Court of DeKalb County ruled that it would transfer all related cases in DeKalb County to the Gwinnett County Superior Court Business Case Division.

On July 22, 2010, the defendants filed a motion to dismiss the Iron Workers’ amended complaint for failure to state a claim. On July 27, 2010, the Gwinnett County Superior Court Business Case Division granted the defendants’ motion and dismissed with prejudice the Iron Workers’ claims, finding that plaintiff had not stated a colorable claim against any director for breach of fiduciary duty. On July 28, 2010, the Iron Workers filed a motion for reconsideration, which the Gwinnett County Superior Court Business Case Division denied the same day.

On or about July 29, 2010, Iron Workers filed an appeal with the Georgia Court of Appeals seeking to enjoin the meeting of the Company’s stockholders scheduled for August 13, 2010 to vote on the merger of the Company and Allscripts and to expedite the appeals process. The Company filed an opposition brief on August 4, 2010.

Also on or about July 29, 2010, the plaintiffs in the Nama and Scoggins actions jointly filed a motion with the Gwinnett County Superior Court Business Case Division alleging inadequate disclosure in the joint proxy statement/prospectus/ information statement and seeking a preliminary injunction to enjoin the meeting of the Company’s stockholders scheduled for August 13, 2010 to vote on the merger of the Company and Allscripts unless and until the defendants agree to provide additional disclosure. The Company has opposed this motion.

In addition to the foregoing, the Company and its subsidiaries are from time to time parties to legal proceedings, lawsuits and other claims incident to their business activities. Such matters may include, among other things, assertions of contract breach or intellectual property infringement, claims for indemnity arising in the course of the Company’s business and claims by persons whose employment with us has been terminated. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, management is unable to ascertain the ultimate aggregate amount of monetary liability, amounts which may be covered by insurance or recoverable from third parties, or the financial impact with respect to these other matters as of June 30, 2010. However, based on management’s knowledge, management believes that the final resolution of such other matters pending at the time of this report, individually and in the aggregate, will not have a material adverse effect upon the Company’s condensed consolidated financial position, results of operations or cash flows.

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

We continue to focus on expanding sales of our solutions outside of North America, such as the Asia-Pacific region and the Middle East. As of June 30, 2010, our India operations have expanded to include two offices and approximately 730 employees. We believe that India provides access to educated professionals to work on software research, development and support, as well as other functions, at an economical cost.

Business Environment

Our industry, healthcare information technology, or HIT, is highly competitive and subject to numerous government regulations and industry standards. Sales of Eclipsys solutions can be affected significantly by many competitive factors, including the features and cost of our solutions as compared to the offerings of our competitors, our marketing effectiveness, and the success of our research and development efforts to create new and enhanced solutions. We anticipate that the HIT industry will continue to grow and be seen as a way to address growing healthcare costs while also improving the quality of healthcare.

Economic conditions have adversely affected the availability of capital for some of our clients and potential clients, with commensurate effects on their decisions about HIT spending. In addition, economic conditions have motivated some clients and potential clients to prefer software subscription contracting to traditional licensing arrangements as a means to lower the amount of the upfront investment to purchase and implement HIT solutions. Given that periodic revenues from traditional license arrangements carry higher margins and contribute significantly to overall profitability in the transaction period, this client contracting preference may affect our profitability in the near term. In addition, the pricing environment for certain market segments is becoming increasingly difficult. Some competitors are becoming more aggressive on pricing as a way to gain or avoid losing market share. We believe this emerging market dynamic of more aggressive pricing is the result of competition to capture market share of the increasing number of hospitals with older, less robust clinical systems. Many of these hospitals are evaluating replacement as a result of the incentives being offered through the Health Information Technology for Economic and Clinical Health Act (“HITECH Act”), which is part of the American Reinvestment and Recovery Act of 2009 (“ARRA”).

Economic factors have contributed to a difficult operating environment, and we have responded with various initiatives to reduce and control our expenses, including headcount reductions, to better align with currently anticipated business conditions. However, the difficult economy, client financial challenges, and significant development requirements, combined with the positive effects of the HITECH Act and other factors motivating healthcare providers to expand use of information technology systems (discussed below) have resulted in an unusual business environment that makes planning and forecasting challenging.

Initiatives and Challenges for 2010

Respond to clients’ needs through ARRA certification and our “Speed-to-Value” implementation methodology

We believe helping our clients achieve ARRA “meaningful use” is critical to our future success and failure to do so in a timely manner could put us at a severe competitive disadvantage.

The HITECH Act, which is part of the ARRA, provides financial incentives for hospitals and doctors that are “meaningful users” of EHRs, which includes use of HIT systems that are “certified” according to technical standards developed under the supervision of the Secretary of Health and Human Services. Qualifying hospitals and physicians can receive significant aggregate payments over a period of approximately four or five years beginning in 2011. The HITECH Act also provides for financial penalties in the form of reduced Medicare reimbursement payments for hospitals and doctors that have not become “meaningful users” of EHRs by 2015. As a result of these incentives and future penalties, we have noticed increased interest in our offerings. In order to take advantage of this opportunity and preserve our competitiveness, we are committing to clients that we will timely meet the HITECH Act certification standards. This has required us to invest in our applicable clinical software to conform to HITECH Act standards, and will require significant additional development investments as certification standards evolve.

Eligible professionals and hospitals who seek to qualify for incentive payments under the Medicare and Medicaid EHR Incentive Programs are required to use certified EHR technicians. While the details are still being finalized, we believe that failure to have certified products and to demonstrate compliance plans for products that are not certified could put us at a competitive disadvantage. Accordingly, we are devoting significant resources to conforming our software to current and anticipated certification criteria and believe both are critical to our future growth and success. This investment is beginning to generate favorable results. Our core product, Sunrise Clinical Manager, now preliminarily meets 22 of 22 requirements for Hospitals, and Sunrise Ambulatory Care preliminarily meets 24 of 24 requirements for Eligible Providers published by the U.S. Department of Health and Human Services in the Interim Final Rule related to the ARRA. Further, in June 2010, the Certification Commission for Health Information Technology (“CCHIT”) listed three integrated clinical components of Sunrise EnterpriseTM5.5 suite of products as premarket conditionally CCHIT Certified EHRs.

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

Given the growing desire of our current and potential client base to enhance their electronic sharing of patient information within their “community”, we believe it is critical that we continue to improve, market, and sell these solutions in 2010. We believe our pending merger with Allscripts will significantly enhance our community strategy.

Improve Operating Margins

In the second quarter of 2009, we launched an initiative designed to more effectively align and engage our employees, implement best practice processes across all our major businesses, and improve our operating margins. To support this initiative, we engaged an outside consultant to assists us with a thorough evaluation of our business.

As a result of this project, we developed together an operational plan that targeted very specific, achievable goals with accountability for milestones and cost savings targets at both the executive management and departmental level. We established a governance structure to manage the change process and results measurement tracking and also contracted with the consultant through the second quarter of 2010 to assist in the implementation of the initiative. In the third quarter of 2009, we launched phase one of this initiative. We are beginning to see the benefits of this initiative as operating income was $16.1 million for the first half of 2010 compared to an operating loss of $2.3 million for the first half of 2009. Our operating income for the second quarter 2010 was $5.4 million compared to an operating loss of $2.2 million in the second quarter of 2009. The quarterly comparisons are more favorable when considering the second quarter 2010 was impacted by $5.4 million of incremental expense related to the release of Sunrise Enterprise 5.5. Improvements in operating margins were significantly impacted by cost savings initiatives.

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

Another important research and development initiative includes continued work on making our Sunrise EnterpriseTM platform more extensible to better interoperate with solutions from third party vendors. Sunrise Enterprise 5.5, which was made generally available in April 2010, is an important step towards providing this capability. During the second quarter 2010 we successfully implemented Sunrise Enterprise 5.5 at two major client sites in a 60 day period. Our goal is to make future versions of our platform even more extensible.

During the first quarter of 2010, we introduced Helios by EclipsysTM, which is our unique open platform strategy to deliver vendor choice and flexibility. We plan to use our open platform to enable and encourage third parties to write applications that work with our software. We are enabling clients and certified third-parties to natively integrate their applications with our enterprise solutions so our clients can utilize best-of-breed systems without the additional cost and complexity of customized interfaces to a closed proprietary architecture. This approach is expected to result in improved clinician workflows, an enhanced organizational ability to embrace and extend current technology investments and more freedom to adopt the latest technology innovations by removing the constraints caused by waiting for a single vendor’s development timeline. We view having an open platform as an important competitive differentiator and our continued development of this platform is an important part of our plans for future success.

In the first quarter of 2010, we also introduced our integrated suite of mobility applications designed for the Apple iPhone® and Apple iPod touch®. Specific to physicians, Eclipsys Apple iPhone application enables rapid access to patient information and order entry capabilities, going one step beyond typical mobile devices which merely provide physicians with views of patient data. For nurses, graphical task lists and patient management features support improved workflows and enhanced ability to respond to patient needs.

Another major initiative is the migration of our patient accounting solutions, Sunrise Patient FinancialsTM, to the same HeliosTM platform as Sunrise Clinical ManagerTM and other Sunrise EnterpriseTM solutions, such as Sunrise Enterprise RegistrationTM and Sunrise Enterprise SchedulingTM. Once Sunrise Patient Financials is on the same platform we can bring to market a completely integrated clinical and revenue cycle management solution, which some potential clients view as an important factor in their selection of an enterprise vendor. This solution is expected to be generally available in the second half of 2011. With so many hospitals running on extremely antiquated patient accounting systems, we anticipate a growing demand for more modern solutions.

Recent Performance and Outlook

Our second quarter 2010 performance reflects our initiatives to control costs and drive improvements in our operating margins. Total revenues of $134.4 million in the second quarter 2010 were 3.5% higher than the second quarter of 2009. The overall increase in revenue reflected increased demand and improved mix of periodic software license revenues. The increase was stunted by continued softness in our professional services business. This situation resulted from fewer large enterprise activations in 2009, reflecting economic pressures on our clients, and delays in capital investments pending further definition of ARRA requirements. For the six months ended June 30, 2010, new business bookings were $259.4 million, which were positively impacted by new and existing customers making investment decisions to meet the meaningful use criteria of the ARRA. We define new business bookings as the total amount of all new contracts signed, excluding renewal contracts. Our professional services business may not reflect comparable growth as we experience continued lag between sales bookings and implementation activity.

The overall revenue increase in the second quarter of 2010 compared to the second quarter of 2009 included an increase of $2.9 million, or 42.5%, in periodic revenues to $9.8 million. Periodic revenues can fluctuate dramatically depending on whether we are able to record license revenues at contract signing, which is dependent on each individual client’s contract terms. Therefore, it is difficult to project periodic license revenues in future quarters, and declines in periodic license revenues can have a significant adverse effect on our earnings for the period.

Our cost reduction efforts implemented during 2009 contributed to an overall 2.3% reduction in total expenses for the second quarter 2010 and a 6.0% reduction for the first six months ended June 30, 2010, compared to the same periods in 2009. The second quarter 2010 expenses included $3.4 million of merger related expenses, while the first six months of 2009 included $5.4 million of restructuring charges.

Pre-tax income for the second quarter of 2010 was $3.9 million compared to a pre-tax loss of $1.0 million in the second quarter of 2009. Results by quarter can vary due to many factors including the effects on demand created by factors like the HITECH Act and other emerging changes in the market and regulatory environment for our clients; increasing price competition in certain market segments, as certain competitors attempt to retain market share; timing of license revenues; restructuring activity; and capitalized software labor deferrals, which also can fluctuate based on project activity.

Operating cash flows of $37.6 million for the first six months in 2010 decreased $0.2 million compared to operating cash flows of $37.8 million in the first six months of 2009 due to $12.5 million in incentive compensation payments made during 2010 under the 2009 incentive plan, offsetting higher income generated by operations. We did not pay bonuses in 2009 under the 2008 incentive plan. We utilized these operating cash flows and $32.5 million of proceeds from ARS sales and redemptions to repay $29.0 million of long-term debt during the first six months of 2010.

Pending Merger with Allscripts

On June 9, 2010, we announced that we had entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Allscripts-Misys Healthcare Solutions, Inc., a leading provider of clinical software, services, information and connectivity solutions that empower physicians and other healthcare providers to deliver best-in-class patient safety, clinical outcomes and financial results (“Allscripts”), and Arsenal Merger Corp., a wholly owned subsidiary of Allscripts (“Merger Sub”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into Eclipsys, with Eclipsys surviving as a wholly owned subsidiary of Allscripts (the “Merger”).

Subject to the terms and conditions of the Merger Agreement, which has been approved and adopted by boards of directors of both Allscripts and Eclipsys, at the effective time of the Merger (the “Effective Time”), each share of Eclipsys common stock, par value $0.01 per share, issued and outstanding immediately prior to the Effective Time, other than those shares owned by us, Allscripts or any of their respective subsidiaries, will be converted into the right to receive 1.2 shares of Allscripts common stock, par value $0.01 per share.

Completion of the Merger is subject to certain conditions, including (i) adoption of the Merger Agreement by our stockholders, and (ii) approval by Allscripts’ stockholders of the issuance of Allscripts common stock in connection with the Merger. In addition, the transaction is subject to the completion of a secondary offering of Allscripts shares owned by Misys and the completion of the Allscripts buyback from Misys of additional Allscripts shares owned by Misys, each as described below, which will substantially reduce Misys’s share ownership of Allscripts prior to the closing of the Merger. There is no assurance the Merger will close.

We believe the combination of Allscripts and Eclipsys will allow the combined company to become a larger, more competitive “end-to-end” solutions provider within the healthcare information technology industry. Combining the companies’ respective solution sets will result in one of the most comprehensive solution offerings for healthcare organizations of every size and setting. By combining physician-office and post-acute care solutions from Allscripts with Eclipsys’ enterprise solutions for hospitals and health systems, the combined company will offer a single platform of clinical, financial, connectivity and information solutions.

After the Merger, given the unique breadth of solutions and customer types, the combined company expects to be uniquely positioned to connect physicians, other care providers and patients across all health care provider settings including hospitals, small or large physician practices, extended care facilities, or in a home care setting. The Merger establishes significant breadth and critical mass to compete for opportunities among large hospital and health systems that increasingly are looking to one information technology vendor to provide a single, end-to-end solution across all points of care.

Reduction of Misys’ Share Ownership in Allscripts

On June 9, 2010, Allscripts also announced that it had entered into a Framework Agreement with Misys, which was subsequently amended on July 26, 2010 (as amended, the “Framework Agreement”). Pursuant to the Framework Agreement, Allscripts and Misys agreed to reduce Misys’ existing indirect ownership interest in Allscripts. As of June 8, 2010, Misys held indirectly 79.8 million shares of Allscripts’ common stock, representing approximately 54.5% of the aggregate voting power of Allscripts’ capital stock. Upon completion of the Coniston Transactions described below, and assuming that Misys sells 25 million shares of Allscripts common stock in the Secondary Offering and exercises its right to sell shares in the Contingent Share Repurchase, each as described below, it is expected that Misys’ equity stake in Allscripts will be approximately 13.5%.

Subject to the terms and conditions of the Framework Agreement, Misys and Allscripts have agreed that:

•

100% of the issued and outstanding shares of an indirect subsidiary of Misys (“Newco”), which will hold 61.3 million shares of Allscripts’ common stock, will be transferred to Allscripts in exchange for 61.3 million newly issued shares of Allscripts’ common stock (such shares being referred to as the “Exchange Shares” and the transaction described in this bullet being referred to as the “Exchange”);

•	Misys, directly or through one or more of its subsidiaries, will sell additional shares of Allscripts’ common stock in an underwritten secondary public offering (the “Secondary Offering”);

•

Allscripts will repurchase from Misys or from one or more of its indirect subsidiaries 24.4 million Exchange Shares at an aggregate purchase price of $577.4 million (the “Share Repurchase”), which includes a payment of a premium of $117.4 million in connection with the sale by Misys of its controlling interest in Allscripts; and

•

if the Merger is completed, Misys will have the right to require that Allscripts repurchase from Misys or from one or more of its indirect subsidiaries approximately 5.3 million additional shares of Allscripts common stock at an aggregate purchase price of $101.6 million (the “Contingent Share Repurchase”), which right may be exercised for up to 10 days after the closing of the Merger.

The Exchange, Share Repurchase and Secondary Offering are referred to as the “Coniston Transactions.”

The closing of the Coniston Transactions is subject to certain conditions, including (i) approval of the Coniston Transactions by the shareholders of Misys, (ii) the sale of no fewer than 36 million shares of Allscripts common stock owned by Misys in the Secondary Offering, or 25 million shares if Allscripts’ stockholders approve the issuance of Allscripts common stock in connection with the Merger and Eclipsys stockholders adopt the Merger Agreement, at a public offering price of no less than $16.50 per share, (iii) completion of the Share Repurchase and (iv) completion of the financing contemplated by the Commitment Letter described below and completion of the Share Repurchase using proceeds of the credit facility.

In connection with the Coniston Transactions, Allscripts has signed a commitment letter (the “Commitment Letter”) with JPMorgan Chase Bank, N.A., Barclays Bank PLC, UBS Loan Finance LLC and certain of their affiliates for a $570 million senior secured term loan facility and a $150 million senior secured revolving facility, each of which is expected to close upon the closing of the Coniston Transactions. Allscripts expects to use the proceeds from these facilities, as well as cash on hand, to finance the Share Repurchase and the Contingent Share Repurchase, to pay certain fees and expenses in connection with the Merger and the transactions contemplated by the Framework Agreement, and to finance the working capital needs and general corporate purposes of Allscripts and its subsidiaries.

More Information; Risks

The Merger and the Coniston Transactions are described in detail in the joint proxy statement/prospectus/information statement on Form S-4 filed by Allscripts and Eclipsys with the Securities and Exchange Commission on June 29, 2010 and made available to stockholders of Allscripts and Eclipsys in connection with the Merger.

As a result of the Merger Agreement, the current market value of Eclipsys shares is a function of the market value of Allscripts shares based upon the merger exchange ratio, so developments with respect to Allscripts that negatively affect the market value of Allscripts shares can be expected to have a negative effect on the value of Eclipsys shares, and positive developments for Eclipsys might not have the same positive effect on the market value of Eclipsys shares as if the Merger had not been announced.

The Merger is subject to conditions including adoption of the Merger Agreement by our stockholders, approval by Allscripts’ stockholders of the issuance of Allscripts common stock in connection with the Merger, and completion of the Coniston transactions. There is no assurance that the Merger will close.

Our work on the Merger has resulted in substantial costs that we must pay whether or not the Merger closes. Through June 30, 2010, we have incurred $3.4 million of expenses for legal, banking, accounting, and consulting services related to the Merger, and additional costs have been incurred since June 30 and will continue to be incurred until the Merger closes or the Merger Agreement terminates.

Failure to complete the Merger might result in various adverse effects including damage to our reputation and a decrease in the value of our shares.

If the Merger closes, then Eclipsys stockholders will become Allscripts stockholders and be subject not only to risks of the type currently affecting Eclipsys’ business, but also risks related to Allscripts’ business, which are similar to risks affecting Eclipsys’ business but some of which are more particular to Allscripts.

See “Risk Factors” below for more detail.

Reasons for the Merger

Strategic Considerations and Addressing Challenges and Opportunities in the Market:

Our board of directors believes that market factors have caused clients to accelerate health information technology purchasing decisions that will help shape the market landscape for years to come. These factors include increased competitiveness among hospitals, closer affiliations between hospitals and referring physicians, evolving healthcare industry dynamics such as payor reimbursement rates and requirements, regulatory and certification mandates, federal funding provided by HITECH passed as part of the ARRA, technological advances and the increasing use and capabilities of health information technology, and the anticipated relaxation of The Ethics in Patient Referrals Act (Stark Law). These factors have driven a growing convergence of the acute and ambulatory markets, which have historically been largely distinct but are now quickly consolidating. This consolidation has caused Eclipsys’ current and prospective clients to focus on seeking broad, functionally integrated single-platform solutions that include market-leading acute care and ambulatory elements.

In addition, various factors including increased market competition among health information technology providers, accelerating technological evolution, greater utilization of health information technology and demands for integration across a growing healthcare spectrum, more challenging regulatory requirements, economic conditions, and investor expectations have combined to result in a more complex and challenging business environment that the Eclipsys board believes can better be managed with greater financial and operational scale.

In evaluating how to adapt to these market factors, the Eclipsys board of directors has considered possible alternatives available to Eclipsys, including the acquisition of one or more companies to pursue various objectives and the increased scale and acceleration of development of Eclipsys’ integrated acute and ambulatory offering, as well as various other internal development initiatives to address market developments including the convergence of the acute and ambulatory markets, investments from outside sources, and combinations with companies looking to enter the health information technology market. The board believes that the merger will confer various strategic, operational and financial benefits that will likely enable the combined company to address challenges and capitalize upon opportunities more quickly and effectively than Eclipsys alone, and will result in better long-term value prospects for Eclipsys stockholders than other available alternative strategic courses of action. In reaching this conclusion, the Eclipsys board of directors formed the following views:

Scale and Scope. The merger could quickly result in a combined company with significantly greater diversification, scale and scope in the industry than Eclipsys alone, which will enable Eclipsys to increase its addressable market faster than by continuing to build its own capabilities. The combined company will have the ability to integrate the market-leading technologies of Eclipsys and Allscripts and offer its customers an integrated acute/ambulatory/post-acute electronic health record solution and a broader set of leading capabilities with a total customer base of approximately 1,500 hospitals, 180,000 physician users and 10,000 post-acute providers.

Meeting Market Demands. The merger provides the combined company with the ability to join the Allscripts and Eclipsys market-leading acute and ambulatory offerings into a functionally integrated solution that should be compelling to the market. Eclipsys will be able to make this functionally integrated solution available in the market more quickly and efficiently, with more predictable results and at lower costs to clients through the merger than could be accomplished through other available alternative strategic courses of action. Both companies utilize the Microsoft .Net platform (a more modern and flexible platform than alternatives), have experience integrating their respective solutions at various clients already, and share common development and architectural approaches and philosophies. In addition, the market perceives Eclipsys as strong in the acute arena and Allscripts as strong in the ambulatory arena, which will enable the combined company to take advantage of those market perceptions, rather than trying to remake them to suit alternative strategies. Eclipsys’ plan to meet market demand through the enhancement and marketing of its own ambulatory capabilities is likely to face obstacles such as the costs and challenges of introducing new solutions, the time associated with new development relative to the immediacy of customer purchasing decisions, and market perceptions, and these obstacles can be avoided by combining with Allscripts to take advantage of its expertise, capabilities, reputation and platform in the ambulatory market. For all of these reasons, the merger should give the combined company, with its market leading integrated acute care and ambulatory functionality, the best opportunity to take advantage of current market dynamics to increase market share and position the business favorably for the next several years.

Cost and Revenue Synergies. The combined company will be able to achieve cost synergies through elimination of redundant expenses and leveraging common resources, so as to increase efficiency and operating margins. In addition, the combined company will have increased revenue opportunities from cross selling into each company’s existing customer base along with potential sales to new customers interested in a full service, integrated suite of products.

Impact of the Merger on Customers and Employees. The merger will benefit customers by enhancing operations, strengthening reliability and extending connectivity across the continuum of care. The merger will also provide more opportunities for employees in a larger, more competitive company, which will help with recruiting and retention in an increasingly competitive environment.

American Recovery and Reinvestment Act. The combined company will be better positioned to help clients leverage more effectively the federal funding for hospital and physician adoption of Electronic Health Records that is provided by the American Recovery and Reinvestment Act.

Management Arrangements. The combined company will have a rich base of talented and experienced employees in key positions and will be able to draw upon the combined experience of two strong senior management teams, Allscripts current Chief Executive Officer, Glen Tullman, will continue as Chief Executive Officer of the combined company, and our current Chief Executive Officer, Phil Pead will serve as the Chairman of the board of directors of the combined company, Messrs. Fife and Kangas, who currently serve as members of our board of directors, will serve on the board of directors of the combined company, and certain members of our senior management team will serve as members of the combined company’s executive team. This continuity of our management will help the combined company with integration and client retention and service, and will facilitate achievement of the anticipated benefits of the merger.

Retained Equity Interest. The fact that the merger consideration consists of Allscripts common stock will permit the Eclipsys stockholders to retain an equity interest in the combined company with the opportunity to share in its future growth.

Stock Trading Considerations. The increased size and market capitalization of the combined company should provide greater stockholder liquidity, make the combined company an attractive investment for a broader range of potential investors, and improve analyst coverage, all of which should help increase stockholder value.

Financial Considerations. The combined company will have a solid financial profile, with greater revenue and cash flow generating capabilities and a stronger capital structure, making the combined company better able to take advantage of strategic opportunities.

Innovation. Innovation is a driver of competitive differentiation in the evolving health information technology market. The advantages of the combined company, including increased scale, access to each company’s technology, development resources, and client support, and meaningful participation at each point in the health information technology spectrum, will all contribute to the combined company’s innovative capabilities and ability to influence the market and accelerate the pace of adoption for electronic-prescribing, electronic health records and other health information technology solutions.

Consolidated Results of Operations (unaudited)

Key financial and operating data for Eclipsys Corporation and its subsidiaries are as follows (in thousands, except per share amounts):

	For The Three Months Ended June 30,		Change	Change	For The Six Months Ended June 30,		Change	Change
	2010	2009	($)	(%)	2010	2009	($)	(%)
Revenues:
Systems and services	$131,480	$127,675	$3,805	3.0%	$257,037	$255,812	$1,225	0.5%
Hardware	2,962	2,173	789	36.3%	5,765	4,202	1,563	37.2%

Total revenues	134,442	129,848	4,594	3.5%	262,802	260,014	2,788	1.1%

Costs and expenses:
Cost of systems and services (excluding depreciation and amortization shown below)	71,208	68,315	2,893	4.2%	136,407	135,189	1,218	0.9%
Cost of hardware	2,412	1,950	462	23.7%	4,864	3,606	1,258	34.9%
Sales and marketing	17,293	27,394	(10,101)	-36.9%	37,041	50,144	(13,103)	-26.1%
Research and development	17,229	13,872	3,357	24.2%	30,690	27,364	3,326	12.2%
General and administrative	12,321	12,429	(108)	-0.9%	20,888	24,451	(3,563)	-14.6%
Restructuring	—	—	—	*	—	5,434	(5,434)	-100.0%
Depreciation and amortization	8,564	8,117	447	5.5%	16,790	16,152	638	3.9%

Total costs and expenses	129,027	132,077	(3,050)	-2.3%	246,680	262,340	(15,660)	-6.0%

Income (loss) from operations	5,415	(2,229)	7,644	*	16,122	(2,326)	18,448	*
Gain on sale of assets	—	838	(838)	-100.0%	—	1,237	(1,237)	-100.0%
Loss on investments, net	(1,573)	691	(2,264)	-327.6%	(1,799)	533	(2,332)	-437.5%
Interest income	372	681	(309)	-45.4%	789	1,528	(739)	-48.4%
Interest expense	(267)	(961)	694	-72.2%	(611)	(2,105)	1,494	-71.0%

Income (loss) before taxes	3,947	(980)	4,927	*	14,501	(1,133)	15,634	*
Provision for income taxes	2,310	3,120	(810)	-26.0%	7,438	3,834	3,604	94.0%

Net income (loss)	$1,637	$(4,100)	$5,737	*	$7,063	$(4,967)	$12,030	*

Basic earnings (loss) per common share	$0.03	$(0.07)	$0.10		$0.12	$(0.09)	$0.21

Diluted earnings (loss) per common share	$0.03	$(0.07)	$0.10		$0.12	$(0.09)	$0.21

*	Not meaningful

Revenues

Total revenues increased by $4.6 million, or 3.5%, for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009. For the six months ended June 30, 2010, revenues increased by $2.8 million, or 1.1% compared to the six months ended June 30, 2009.

Systems and Services Revenues

Systems and services revenues consisted of the following (in thousands):

	For the Three Months Ended June 30 ,		Change	Change	For the Six Months Ended June 30,		Change	Change
	2010	2009	($)	(%)	2010	2009	($)	(%)
Revenues recognized ratably	$96,682	$89,909	$6,773	7.5%	$190,991	$178,010	$12,981	7.3%
Professional services	25,022	30,908	(5,886)	-19.0%	47,769	58,254	(10,485)	-18.0%
Periodic revenues:
Eclipsys software related fees	8,242	5,784	2,458	42.5%	15,572	16,000	(428)	-2.7%
Third party software related fees	1,534	1,074	460	42.8%	2,705	3,548	(843)	-23.8%

Total periodic revenues	9,776	6,858	2,918	42.5%	18,277	19,548	(1,271)	-6.5%

Total systems and services revenues	$131,480	$127,675	$3,805	3.0%	$257,037	$255,812	$1,225	0.5%

Revenues Recognized Ratably - Revenues recognized ratably from software, maintenance, outsourcing and remote hosting were $96.7 million for the three months ended June 30, 2010, a 7.5 % increase from the second quarter of 2009. The increase was due to previous period sales of our software solutions, remote hosting related services, and outsourcing, resulting in growth in our recurring revenue base. For the six months ended June 30, 2010, revenues recognized ratably increased $13.0 million, or 7.3%, compared to the six month ended June 30, 2009.

Professional Services Revenues - Professional services revenues, which include implementation, training and consulting related services, were $25.0 million for the three months ended June 30, 2010, a decrease of $5.9 million, or 19.0%, from the second quarter 2009. The decrease primarily resulted from a reduction in professional service hours worked on large enterprise deals, due to lower enterprise deal sales in 2009. Professional services also decreased due to lower client spending on training. For the six months ended June 30, 2010, professional services revenues decreased $10.5 million, or 18.0%, compared to the six month ended June 30, 2009. Prior year percentage of completion revenues of $0.7 million for the three months ended June 30, 2009 and $0.9 million for the six months ended June 30, 2009 have been reclassified from professional services revenues to periodic revenues to conform to current year presentation.

Periodic Revenues - Periodic revenues, which consist of Eclipsys software-related fees and third party software related fees, were $9.8 million for the three months ended June 30, 2010, an increase of $2.9 million, or 42.5% compared to the corresponding period in 2009. Periodic revenues were $18.3 million for the six months ended June 30, 2010, down $1.3 million, or 6.5% compared to the corresponding period in 2009. As previously discussed, periodic revenues can fluctuate dramatically depending on whether we are able to record license revenues at contract signing, which is dependent on each individual client’s contract terms. Therefore, it is difficult to project periodic license revenues in future quarters, and declines in periodic license revenues can have a significant adverse effect on our earnings for the period.

In any period, some software revenues can be considered one-time in nature for that period, and we do not recognize these periodic revenues on a ratable basis. These periodic revenues include traditional license fees associated with new contracts signed in the period, including add-on licenses to existing clients and new client transactions, as well as revenues from contract backlog that had not previously been recognized pending contract performance that occurred or was completed during the period, and certain other activities during the period associated with client relationships. In the aggregate, these periodic revenues can contribute significantly to earnings in the period because relatively little in-period costs are associated with such revenues. Prior year content software license revenues of $1.1 million have been reclassified from Eclipsys software related fees to third party software related fees to conform to current year presentation.

Hardware Revenues

Hardware revenues increased by $0.8 million, or 36.3%, for the three months ended June 30, 2010, as compared to the three months ended June 30, 2009. The increase in hardware revenues is primarily attributable to lower volumes in 2009 due to fewer enterprise deals sold in late 2008 and early 2009 and due to increased demand in 2010 reflecting increased client upgrade activity. Hardware revenues for the six months ended June 30, 2010 were $5.8 million, which represents a 37.2% increase over the same period in 2009.

Operating Expenses

Cost of Systems and Services

Our cost of systems and services increased $2.9 million, or 4.2%, for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009. The increase reflects a $0.9 million increase in labor related costs, which includes a $1.3 million increase in core wages partially offset by lower annual incentive compensation of $0.4 million. The increase in cost of systems and services also includes an increase in amortization of capitalized software of $2.4 million related to the release of Sunrise XA 5.5 in April 2010.

For the six months ended June 30, 2010, cost of systems and services increased $1.2 million, a 0.9% increase over the six months ended June 30, 2009 reflecting higher labor costs of $0.4 million and an increase in the amortization of capitalized software of $2.5 million for reasons described above. These increases were partially offset by lower legal fees of $1.0 million and lower professional services of $0.7 million. During 2009, certain legal fees supporting patent infringement litigation were coded to cost of systems and services.

Cost of Hardware

Cost of hardware increased $0.5 million, or 23.7%, for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009. This increase was directly attributable to increased hardware revenues in the quarter. For the six months ended June 30, 2010, cost of hardware increased $1.3 million, a 34.9% increase over the six months ended June 30, 2009. Hardware revenues are recorded when the hardware is delivered. The amount of hardware revenues in any quarter depends on shipments associated with active implementations.

Sales and Marketing

Our sales and marketing expenses decreased $10.1 million, or 36.9%, for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009. This decrease included $7.6 million of lower labor related costs primarily impacted by lower wages of $4.0 million, lower annual incentive compensation of $0.9 million and lower stock compensation of $2.7 million. Stock based compensation expense was higher in the second quarter 2009 due primarily to the resignation of our former Chief Executive Officer. The reduction in wages reflects headcount reductions late in the second quarter of 2009 and in the fourth quarter of 2009 including unfilled fourth quarter 2009 vacancies. We expect labor savings excluding stock based compensation expense to continue for the remainder of 2010, but to a lesser extent as certain headcount vacancies are filled. The decrease in sales and marketing expenses also included lower meeting costs of $0.8 million, lower trade show expenses of $0.7 million impacted by the timing of major client events, and lower professional services of $0.5 million.

For the six months ended June 30, 2010, sales and marketing expenses decreased $13.1 million, a 26.1% decrease over the six months ended June 30, 2009 impacted by lower labor related costs of $11.1 million, which included lower wages of $6.1 million, lower stock based compensation expense of $3.3 million and lower annual incentive compensation of $1.7 million due to reasons similar to the decrease for the second quarter described above. Lower travel expenses of $0.8 million due to lower headcount and cost savings initiatives and lower professional services of $0.5 million also contributed to the decrease for the six month period.

Research and Development

Our research and development expenses increased $3.4 million for the three months ended June 30, 2010 as compared to the same period in 2009. This increase is primarily a result of decreased internal labor cost capitalization of $3.1 million associated with Sunrise XA 5.5, which was released in April 2010. As a product is being developed, internal labor is capitalized, which reduces research and development expenses. For the Sunrise XA 5.5, capitalized hours increased during 2009 and the first quarter of 2010 as the development was underway with a large increase near the final stages of development. After the April 2010 release date, these capitalized hours decreased resulting in the decrease in internal labor cost capitalization in the second quarter of 2010. Research and development labor was generally flat in 2010 compared to 2009 as headcount growth in India has now stabilized.

For the six months ended June 30, 2010, research and development expenses increased $3.3 million, or 12.2%, compared to the six months ended June 30, 2009 primarily due to lower internal labor capitalization costs of $2.2 million due to the previously discussed release of Sunrise XA 5.5. The six month period also includes higher consulting expenses for research projects.

Our gross research and development spending, which consists of research and development expenses and capitalized software development costs, was as follows (in thousands):

	For The Three Months Ended June 30,		Change	Change	For The Six Months Ended June 30,		Change	Change
	2010	2009	($)	(%)	2010	2009	($)	(%)
Research and development expenses	$17,229	$13,872	$3,357	24.2%	$30,690	$27,364	$3,326	12.2%
Capitalized software and development costs	4,365	7,435	(3,070)	-41.3%	12,456	14,651	(2,195)	-15.0%

Gross research and development expenditures	$21,594	$21,307	$287	1.3%	$43,146	$42,015	$1,131	2.7%

Amortization of capitalized software development costs	$6,207	$3,847	$2,360	61.3%	$10,063	$7,598	$2,465	32.4%

General and Administrative

Our general and administrative expenses decreased $0.1 million, or 0.9%, for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009. The decrease reflects increases of $1.4 million in legal expenses and $1.3 million in professional services costs impacted by merger related activity. Offsetting these increases were lower labor costs of $1.8 million as a result of headcount reductions during 2009, lower recruiting costs of $0.4 million and lower bad debt expenses of $0.5 million.

For the six months ended June 30, 2010, general and administrative expenses decreased $3.6 million, or 14.6%, compared to the six months ended June 30, 2009. The decrease included lower labor costs of $3.3 million as a result of headcount reductions during 2009, lower recruiting costs of $1.0 million, lower bad debt expenses of $1.0 million, lower travel and other general administrative costs of $0.7 million, partially offset by higher consulting fees of $1.6 million and higher legal costs of $0.9 impacted by merger related activity.

Restructuring

During the first quarter of 2009, we executed a workforce reduction which included terminating the employment of approximately 175 employees. We reduced staff in our services and client solutions organizations to better align with current and projected business volumes, and we also made other workforce reductions across various businesses and back office divisions. These reductions, together with severance costs resulting from the departure of an executive officer of approximately $0.6 million, resulted in a total charge of $5.4 million for severance related costs. No such restructuring occurred in 2010.

Depreciation and Amortization

Depreciation and amortization expense increased $0.4 million, or 5.5%, for the three months ended June 30, 2010 and $0.6 million, or 3.9%, for the six months ended June 30, 2010 as compared to the same periods in 2009.

Gain on Sale of Assets

We recorded a $0.8 million gain for the three months ended June 30, 2009 resulting from the completion of earn out post-closing milestones associated with our fourth quarter 2007 sale of our Clinical Practice Model Resource Center (“CPMRC”) business. All remaining earn out payments were received in 2009 with no further payments expected.

Gain (loss) on Investments, Net

Gain (loss) on investments, net is comprised of the following (in thousands):

	For the Three Months Ended June 30 ,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Realized loss on sale of Goldman Sachs ARS	$(1,501)	$—	$(1,501)	$—
Change in/reversal of fair value of UBS put options related to redemptions	(2,209)	(218)	(2,646)	(600)
Change in/reversal of fair value of UBS ARS related to redemptions	2,137	909	2,348	1,133

Loss on investment, net	$(1,573)	$691	$(1,799)	$533

During the second quarter of 2010, as a result of unsolicited offers, we sold $15.4 million in par value of the Goldman Sachs ARS for $13.9 million. The realized loss on this sale was $1.5 million. Under the terms of the UBS right, during the three and six months ended June 30, 2010, we sold UBS ARS securities at par in the amount of $14.0 million and $18.6 million. On June 30, 2010, we exercised our right to sell the remaining $17.2 million of UBS ARS to UBS at par. This transaction resulted in a loss on investments of $0.1 million for the second quarter, which was comprised of the reversal of the UBS put option valuation of $2.2 million offset by the reversal of the fair value of the UBS ARS of $2.1 million.

Interest Income

Interest income decreased $0.3 million, or 45.4%, for the three months ended June 30, 2010 and $0.7 million, or 48.4%, for the six months ended June 30, 2010, as compared to the same periods in 2009. The decrease was primarily attributable to lower ARS investment balances due to sales and redemptions during 2010 and lower interest rates on our ARS investments and cash and cash equivalents in 2010 as compared to 2009.

Interest Expense

Interest expense decreased $0.7 million, or 72.2%, for the three months ended June 30, 2010 and $1.5 million, or 71.0%, for the six months ended June 30, 2010, as compared to the same periods in 2009. The decrease in interest expense reflects lower average outstanding debt balances due to the timing of payments on the $125.0 million long-term revolving line of credit financing arrangement we entered into in August 2008 (the “Credit Facility”) and lower interest rates in 2010 as compared to the same periods in 2009.

Provision for Income Taxes

For the three months ended June 30, 2010, we recorded income tax expense of $2.3 million as compared to $3.1 million for the three months ended June 30, 2009. The $3.6 million increase in income tax expense year over year is directly related to the increase in income before income taxes. The effective tax rate was 58.5% and 51.3% for the three and six months ended June 30, 2010 and was negative for the three and six months ended June 30, 2009. The tax rates for these periods were based on the forecasted pretax earnings mix by jurisdiction of Eclipsys and its subsidiaries after considering any discrete items in the interim periods. The effective rate for the three and six months ended June 30, 2010 was higher than statutory rates primarily due to the tax effect of share-based compensation shortfalls. The negative effective tax rate for the three and six months ended June 30, 2009 was impacted by the pre-tax loss for the period and the respective shortfall for share-based compensations awards to the extent that the cumulative recognized book stock compensation expense for that award exceeds the associated tax deductions.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents at June 30, 2010 were $143.3 million representing a $20.1 million increase from December 31, 2009. During the six months ended June 30, 2010, operating activities provided $37.6 million of cash compared to $37.8 million for the same period in 2009. Cash flow from operating activities reflects income generated from operations of $51.0 million, after adjusting for non-cash items of $43.9 million, which included depreciation and amortization, stock compensation, provision for bad debts, non-cash deferred tax provision, gain on sale of assets, gain (loss) on investments, net, and other reconciling items. Cash flow from operating activities after non-cash items, described above, increased $15.9 million for the six months ended June 30, 2010 as compared to the same period in 2009.

Based on the reconciliation of net income (loss) to operating cash flow, net changes in operating assets and liabilities used $13.3 million of cash related to operating activities. This change is primarily the result of the following changes in working capital from December 31, 2009:

•

A cash flow decrease due to an increase in accounts receivable of $9.4 million related to current period billings and revenues recognized in excess of cash collections, which we expect to improve the second half of 2010;

•	A cash flow increase due to an increase in deferred revenue of $5.9 million due to an increase in billings in excess of software license and maintenance fees revenues recognized;

•	A cash flow increase due to an increase in accounts payable and other current liabilities of $0.5 million due to timing of cash payments; and

•	A cash flow decrease due to a decrease in accrued compensation of $12.4 million primarily due to the 2010 payment for the 2009 incentive compensation plan.

Investing activities provided $5.3 million of cash during the first six months of 2010, which included:

•	Proceeds of $32.5 million related to sales and redemptions of ARS investments, offset by

•	Payments of $12.2 million related to capital expenditures,

•	Payments of $12.5 million related to capitalized investments in software development, and

•	A cash decrease resulting from an increase in restricted cash related to letters of credit of $2.5 million.

Financing activities used cash of $22.8 million during the first six months of 2010 as a result of our $29.0 million long-term debt pay down, offset by $6.4 million received from stock option exercises and employee stock purchases.

Future Capital Requirements

Our future cash requirements will depend on a number of factors including the timing and level of our new sales volumes and cash collections, the cost of our development efforts, expenditures for property and equipment and acquisitions, and the success and market acceptance of our future product releases. As of June 30, 2010, our principal source of liquidity is our cash and cash equivalents balances of $143.3 million and cash generated from our operations. We also have $123.1 million available for borrowings under the $125.0 million Credit Facility. All loans under the Credit Facility may be prepaid at any time and are due and payable on August 26, 2011 subject to mandatory prepayment obligations upon material asset sales, as described in the Credit Facility. We believe that our current cash and cash equivalents combined with our anticipated cash flows from operations and, if necessary, available borrowings under our Credit Facility will be sufficient to fund our current operations and capital requirements for the next twelve months.

Fair Value of Investments

As of June 30, 2010, we held approximately $40.1 million par value of investments in ARS all of which was purchased through Goldman Sachs and is comprised of Triple-A rated pools of student loans. We have recorded a cumulative temporary loss on the ARS purchased through Goldman Sachs of $2.7 million, as of June 30, 2010, in accumulated other comprehensive income (loss), reflecting the decline in the fair value of these securities, as these securities remain classified as available for sale.

In evaluating our ARS purchased from Goldman Sachs for other-than-temporary impairment, as of June 30, 2010, we considered several factors related to the recognition and presentation of other-than-temporary impairments including a number of qualitative factors such as: the loans are sufficiently collateralized; all of the underlying student loans in the Goldman Sachs’ portfolio are guaranteed by the Federal Family Education Loan Program (“FFELP”); there have been principal repayments of some of the securities to investors; we continue to earn interest on the securities at market rates; and

there was continued evidence of improvement in the secondary market for ARS during the second quarter of 2010. We believe these investments continue to be of high credit quality, and we currently do not intend to sell the securities, “more likely than not” will not be required to sell the securities before recovering our cost, and expect to recover the securities’ entire amortized cost basis. Accordingly, we have classified these securities as long-term investments in our Condensed Consolidated Balance Sheets. We have concluded that no other-than-temporary impairment losses, including any credit loss, occurred for the three months ended June 30, 2010. We will continue to analyze our ARS purchased from Goldman Sachs each reporting period for impairment and may be required to record an impairment charge in our Condensed Consolidated Statements of Operations if the decline in fair value of the Goldman Sachs purchased ARS is determined to be other-than-temporary. In April 2010, as a result of unsolicited offers, we sold $15.4 million in par value of available for sale ARS for $13.9 million. The realized loss of $1.5 million was recorded in gain (loss) on investments, net.

CRITICAL ACCOUNTING POLICIES

There were no material changes to our critical accounting policies as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on February 25, 2010.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not currently use derivative financial instruments or enter into foreign currency hedge transactions. Foreign currency fluctuations through June 30, 2010 have not had a material impact on our financial position or results of operations. We continually monitor our exposure to foreign currency fluctuations and may use derivative financial instruments and hedging transactions in the future if, in our judgment, the circumstances warrant their use. We believe most of our international operations are naturally hedged for foreign currency risk as our foreign subsidiaries invoice their clients and satisfy their obligations primarily in their local currencies with the exception of our development center in India. Our development center in India is not naturally hedged for foreign currency risk since their obligations are paid in their local currency but are funded in U.S. dollars. There can be no guarantee that the impact of foreign currency fluctuations in the future will not be significant and will not have a material impact on our financial position or results of operations.

We hold investments in ARS. These ARS are debt instruments with long-term nominal maturities that previously could be sold via Dutch auctions every 7, 14, 21, 28, or 35 days, creating a short-term instrument. In February 2008, broker-dealers holding our ARS portfolio experienced failed auctions in which the amount of ARS submitted for sale exceeded the amount of related purchase orders. Our ARS continued to fail to settle at auctions through the second quarter of 2010. We continue to earn interest on these investments at the contractual rate, and the ARS that we hold have not been placed on credit watch by credit rating agencies. The average interest rate, based on the par value of the ARS, earned on the majority of these investments for the three months ended June 30, 2010 was 1.9%. For further information on ARS investments, see “Liquidity and Capital Resources” discussion above.

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

The following table illustrates potential fluctuation in annualized interest income based upon hypothetical values for blended interest rates for hypothetical ARS balances (we currently earn interest on $40.1 million par value of ARS):

Hypothetical Interest Rate	Investment balances (in thousands)
	$20,000	$30,000	$40,000

0.5%	100	150	200
1.0%	200	300	400
1.5%	300	450	600
2.0%	400	600	800
2.5%	500	750	1,000

We estimate that a one-percentage point decrease in interest rates for our long-term investment securities portfolio as of June 30, 2010 would have resulted in a decrease in interest income of $0.4 million for a 12 month period, based on a $40.0 million investment balance. This sensitivity analysis contains certain simplifying assumptions, including a constant level of investment securities and an immediate across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period, and it does not consider the impact of changes in the portfolio as a result of our business needs or as a response to changes in the market. Therefore, although it gives an indication of our exposure to changes in interest rates, it is not intended to predict future results, and our actual results will likely vary.

As of June 30, 2010, our cash and cash equivalents balance earning interest was $121.7 million of the $145.8 million in cash and cash equivalents held as of that date. This amount includes $2.5 million of restricted cash, which also earns interest. The weighted average interest rate on our cash and cash equivalents was 0.2% as of June 30, 2010. The following table illustrates potential fluctuations in annualized interest income based upon hypothetical values for blended interest rates for hypothetical cash and cash equivalents balances:

Hypothetical Interest Rate	Cash and cash equivalent balances (in thousands)
	$115,000	$125,000	$135,000

0.1%	115	125	135
0.2%	230	250	270
0.3%	345	375	405
0.4%	460	500	540
0.5%	575	625	675

We estimate that a one tenth-percentage point decrease in interest rate for our cash and cash equivalents earning interest as of June 30, 2010 would have resulted in a decrease in interest income of $125,000 for a 12 month period, based on a $125.0 million investment balance. This sensitivity analysis contains certain simplifying assumptions, including a constant level of cash and cash equivalents and an immediate across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period, and it does not consider the impact of changes in the balance of cash and cash equivalents as a result of our business needs. Therefore, although it gives an indication of our exposure to changes in interest rates, it is not intended to predict future results, and our actual results will likely vary.

On August 26, 2008, we entered into a credit agreement pursuant to which we received a senior secured revolving credit facility in the aggregate principal amount of $125.0 million. As of June 30, 2010, all borrowings under the Credit Facility have been repaid. However, we have issued $1.9 million of letters of credit under this Credit Facility. The interest rate applicable to borrowed amounts is based, at our option, on the prime rate, one-month LIBOR rate, three-month LIBOR rate, six-month LIBOR rate or 12-month LIBOR rate at the initial debt draw date and interest rate contract end date plus an applicable margin. The applicable margin, which is based on our leverage ratio, was 1.5% as of June 30, 2010. The leverage ratio, as defined in the credit agreement, is the ratio of (i) funded debt to (ii) earnings before interest, taxes, depreciation and amortization plus or minus certain other adjustments, for the four consecutive fiscal quarters as of the last day of each current fiscal quarter.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act as of June 30, 2010. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives of ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. There is no assurance that our disclosure controls and procedures will operate effectively under all circumstances. Based upon the evaluation described above our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2010, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter-ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have modified the version of the risk factors titled “The healthcare industry faces financial constraints that could adversely affect the demand for Eclipsys’ software and services” from the versions thereof included in our annual report on Form 10-K for the year ended December 31, 2009 (the “10-K”) and our quarterly report on Form 10-Q for the quarter ended March 31, 2010 (the “First Quarter 10-Q”) to reflect the passage of time and progressing schedule for incentives under the HITECH Act.

In addition to the risks below under the heading “RISKS RELATED TO ECLIPSYS’ BUSINESS,” which we included in the 10-K and First Quarter 10-Q, the pending Merger with Allscripts and the related Coniston Transactions impose additional risks. Further, because Eclipsys stockholders will receive Allscripts shares in exchange for their Eclipsys shares in the Merger, Eclipsys stockholders will be subject to risks affecting Allscripts business, some of which are similar to the risks affecting Eclipsys’ business, some of which are more particular to Allscripts. These additional risks are set forth below under the headings “Risks Related to the Merger,” “Risks Related to the Coniston Transactions,” and “Risks Related to Allscripts Business.”

Further, as a result of the Merger Agreement, the market value of Eclipsys shares is a function of the market value of Allscripts shares based upon the merger exchange ratio, so problems with Allscripts that negatively affect the market value of Allscripts shares can be expected to have a negative effect on the value of Eclipsys shares, and positive developments for Eclipsys might not have the same positive effect on the market value of Eclipsys shares as if the Merger had not been announced.

RISKS RELATED TO ECLIPSYS’ BUSINESS

Risks Relating To Development And Operation Of Our Software

Our software may not operate properly, which could damage our reputation and impair our sales.

Software development is time consuming, expensive and complex. Unforeseen difficulties can arise. We may encounter technical obstacles and additional issues that prevent our software from operating properly. Client environments and practice patterns are widely divergent; consequently, there is significant variability in the configuration of our software from client to client, and we are not able to identify, test for, and resolve in advance all issues that may be encountered by clients. These risks are generally higher for newer software, until we have enough experience with the software to have addressed issues that are discovered in disparate client circumstances and environments, and for new installations, until potential issues associated with each new client’s particular environment and configurability are identified and addressed. Due to our ongoing development efforts, at any point in time, we generally have significant software that could be considered relatively new and therefore more vulnerable to these risks. It is also possible that future releases of our software, which would typically include additional features, may be delayed or may require additional work to address issues that may be discovered as the software is introduced into our client base. If our software contains errors or does not function consistent with software specifications or client expectations, we could be subject to significant contractual damages or contract terminations and face serious harm to our reputation, and our sales could be negatively affected.

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

Inability to obtain consents needed from third-party software providers could impair our ability to provide remote IT or technology services.

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

Acquisition and implementation of our software often involves a significant financial commitment by our clients. Our ability to grow our business is largely dependent on our clients’ information technology budgets, which in part depend on our clients’ cash generation and access to other sources of liquidity. Recent financial market disruptions have adversely affected the availability of external financing, and led to tighter lending standards and interest rate concerns. In addition, the healthcare industry faces significant financial constraints specific to the industry. Managed healthcare puts pressure on healthcare organizations to reduce costs, and regulatory changes and payor requirements have reduced reimbursements to healthcare organizations. For example, the Inpatient Prospective Payment System rules, published by the Centers for Medicare & Medicaid in the U.S., identified several “hospital-acquired conditions” for which treatment will no longer be reimbursed by Medicare. Federal, state and local governments and private payors are imposing other requirements that may have the effect of reducing payments to healthcare organizations.

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

The HITECH Act, which is a part of the American Recovery and Reinvestment Act of 2009, provides financial incentives for hospitals and doctors that are “meaningful EHR users,” which includes use of health information technology systems that are “certified” according to technical standards developed under the supervision of the Secretary of Health and Human Services. In addition, the HITECH Act imposes certain requirements upon governmental agencies to use, and require healthcare providers, health plans, and insurers contracting with such agencies to use, systems that are certified according to such standards. This has at least three important implications for us. First, we have invested and continue to invest in conforming our applicable clinical software to these standards and further significant investment will be required as certification standards evolve. Second, recently signed clients and new client prospects are requiring us to agree that our software will be certified according to applicable HITECH technical standards so that, assuming clients properly use the electronic health record software and satisfy the meaningful use and other requirements of the HITECH Act, they will qualify for available incentive payments. We plan to meet these requirements as part of our normal software maintenance obligations, and failure to comply could result in costly contract breach and jeopardize our relationships with clients who are relying upon us to provide certified software. Third, if for some reason we are not able to comply with these standards in a timely fashion after their issuance, our offerings will be at a severe competitive disadvantage in the market to the offerings of vendors who have complied.

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

On August 26, 2008, we entered into a credit agreement with certain lenders and Wachovia Bank, as Administrative Agent, providing for a senior secured revolving credit facility in the aggregate principal amount of $125 million. This credit facility is subject to certain financial ratio and other covenants that could restrict our ability to conduct business as we might otherwise deem to be in our best interests, and breach of these covenants could cause any indebtedness under the credit facility to become immediately due. Depending on borrowing levels in such an event, our liquid assets might not be sufficient to repay in full the debt outstanding under the credit facility. Such an acceleration also would expose us to the risk of liquidation of collateral assets at unfavorable prices.

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

The U.S. Food and Drug Administration, or FDA, may become increasingly active in regulating computer software or content intended for use in the healthcare setting. The FDA has increasingly focused on the regulation of computer software and computer-assisted products as medical devices under the Food, Drug, and Cosmetic Act, or the FDC Act. If the FDA chooses to regulate any of our software, or third-party software that we resell, as medical devices, it could impose extensive requirements upon us, including requiring us to:

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

RISKS RELATED TO THE MERGER

Allscripts may be unable to successfully integrate Eclipsys’ business with its business and realize the anticipated benefits of the Merger.

The success of the Merger will depend, in part, on the ability to realize the anticipated synergies, growth opportunities and cost savings from integrating Eclipsys’ business with Allscripts’ business. The integration of two independent companies is a complex, costly and time-consuming process and involves numerous risks, including difficulties in the assimilation of operations, services, products and personnel, the diversion of management’s attention from other business concerns, the entry into markets in which Allscripts or Eclipsys have little or no direct prior experience, the potential loss of Allscripts’ key employees or Eclipsys’ key employees, and the potential inability to maintain the goodwill of existing clients. The difficulties of combining the operations of the companies include, among other factors:

•	managing a significantly larger company;

•	the possibility of faulty assumptions underlying expectations regarding the integration process;

•	integrating two unique business cultures, which may prove to be incompatible;

•	creating uniform standards, controls, procedures, policies and information systems and minimizing the costs associated with such matters;

•	integrating information, purchasing, accounting, finance, sales, billing, payroll and regulatory compliance systems;

•	preserving customer, supplier, research and development, distribution, marketing, promotion and other important relationships;

•	commercializing products under development and increasing revenues from existing marketed products;

•	coordinating geographically separated organizations, systems and facilities, including complexities associated with managing the combined businesses with separate locations;

•	combining the sales force territories and competencies associated with the sale of products and services presently sold or provided by Allscripts or Eclipsys;

•	integrating personnel from different companies while maintaining focus on providing consistent, high-quality products and customer service and attractive to prospective customers;

•	integrating complex technologies, solutions and products from different companies in a manner that is seamless to customers;

•	unforeseen expenses or delays associated with the Merger; and

•	performance shortfalls at one or both of the companies as a result of the diversion of management’s attention to the Merger.

If management is unable to combine successfully Allscripts’ business and the business of Eclipsys in a manner that permits the combined company to achieve the cost savings and operating synergies anticipated to result from the Merger, such anticipated benefits of the Merger may not be realized fully or at all or may take longer to realize than expected. Any of the above difficulties could adversely affect the combined company’s ability to maintain relationships with customers, partners, suppliers and employees or the combined company’s ability to achieve the anticipated benefits of the Merger, or could reduce the combined company’s earnings or otherwise adversely affect the business and financial results of the combined company.

If Eclipsys’ former stockholders immediately sell Allscripts common stock received in the Merger, they could cause Allscripts’ common stock price to decline.

Allscripts’ common stock to be issued to stockholders of Eclipsys pursuant to the Merger Agreement will be registered under the federal securities laws. As a result, those shares will be immediately available for resale in the public market. The number of shares of Allscripts common stock to be issued to Eclipsys’ former stockholders pursuant to the Merger Agreement, and immediately available for resale, will equal approximately 37% of the total number of shares of our common stock outstanding, after giving effect to the closing of the transactions contemplated by the Framework Agreement, including the Share Repurchase, the Secondary Offering and the Contingent Share Repurchase. Eclipsys’ former stockholders may sell any or all of the stock they receive immediately after the Merger. If Eclipsys’ former stockholders or the other holders of Allscripts common stock sell significant amounts of our common stock immediately after the Merger is completed, the market price of Allscripts common stock could decline. These sales may also make it more difficult for Allscripts to sell equity securities in the future at a time and at a price that we deem appropriate to raise funds through future offerings of common stock.

To be successful, the combined company must retain and motivate key employees, and failure to do so could seriously harm the combined company.

To be successful, the combined company must retain and motivate executives and other key employees. Allscripts’ and Eclipsys’ employees may experience uncertainty about their future roles with the combined company until or after strategies for the combined company are announced or executed. These circumstances may adversely affect the combined company’s ability to retain key personnel. Allscripts and Eclipsys have implemented retention plans to retain and motivate executives and other key employees which will increase the cost of the Merger. The combined company also must continue to motivate employees and keep them focused on the strategies and goals of the combined company, which effort may be adversely affected as a result of the uncertainty and difficulties with integrating Allscripts’ business and Eclipsys’ business. If the combined company is unable to retain executives and other key employees, the roles and responsibilities of such executive officers and employees will need to be filled either by existing or new officers and employees, which may require the combined company to devote time and resources to identifying, hiring and integrating replacements for the departed executives that could otherwise be used to integrate Allscripts’ business and Eclipsys’ business or otherwise pursue business opportunities.

If the combined company is unable to manage its growth, its business and financial results could suffer.

The combined company’s future financial results will depend in part on its ability to profitably manage its core businesses, including any growth that the combined company may be able to achieve. Over the past several years, both Allscripts and Eclipsys have engaged in the identification of, and competition for, growth and expansion opportunities. In order to achieve those initiatives, the combined company will need to, among other things, recruit, train, retain and effectively manage employees and expand its operations and financial control systems. If the combined company is unable to manage its businesses effectively and profitably, its business and financial results could suffer.

Provisions of the Merger Agreement may deter alternative business combinations and could negatively impact Allscripts’ stock price if the Merger Agreement is terminated in certain circumstances.

Restrictions in the Merger Agreement prohibit Allscripts and Eclipsys from soliciting any acquisition proposal or offer for a merger or business combination with any other party, including a proposal that might be advantageous to Allscripts’ stockholders or Eclipsys’ stockholders when compared to the terms and conditions of the Merger.

In addition, if the Merger Agreement is terminated, Allscripts or Eclipsys may be required in specified circumstances to pay the transaction expenses of the other up to $5 million or to pay a termination fee of $17.7 million or $40 million to the other. If the Merger Agreement is terminated by either Allscripts or Eclipsys in circumstances that obligate it to pay the other its transaction expenses or the termination fee, the trading price of the payor’s stock may decline.

These provisions may deter third parties from proposing or pursuing alternative business combinations that might result in greater value to stockholders of Allscripts or Eclipsys than the Merger.

Certain executive officers of Allscripts and Eclipsys have interests in the Merger that are different from, or in addition to, the interests of stockholders.

Certain of the executive officers of Allscripts and Eclipsys have interests in the Merger that are different from, or in addition to, interests of the stockholders of Allscripts and Eclipsys, respectively. Pursuant to retention plans adopted by the boards of directors of Allscripts and Eclipsys, certain employees of each company, including executive officers, will be entitled to receive retention payments subject to certain conditions.

The Merger may result in substantial goodwill for the combined company. If the combined company’s goodwill becomes impaired, then the profits of the combined company may be significantly reduced or eliminated and stockholders’ equity may be reduced.

The actual amount of goodwill recorded will depend in part on the market value of Allscripts common stock as of the date on which the Merger is completed and the appropriate allocation of purchase price, which may be impacted by a number of factors, including changes in the net assets acquired and changes in the fair values of the net assets acquired. On at least an annual basis, Allscripts assessed whether there has been an impairment in the value of goodwill. If the carrying value of goodwill exceeds its estimated fair value, impairment is deemed to have occurred and the carrying value of goodwill is written down to fair value. Under GAAP, this would result in a charge to the combined company’s operating earnings. Accordingly, any determination requiring the write-off of a significant portion of goodwill recorded in connection with the Merger would negatively affect the combined company’s results of operations.

Allscripts and Eclipsys will incur significant costs in connection with the Merger.

Allscripts and Eclipsys will incur substantial expenses related to the Merger, and in the case of Allscripts, the Coniston Transactions. It is currently estimated that Allscripts will incur approximately $55.6 million in transactional expenses, and Eclipsys will incur approximately $15 million in transactional expenses (excluding severance expenses and other costs of pursuing Merger synergies).

If the Coniston Transactions are not completed, then the Merger will not be completed.

Allscripts’ obligation to complete the Merger is subject to the satisfaction of certain conditions, including the completion of the Coniston Transactions. Completion of the Coniston Transactions, in turn, is subject to certain conditions, including (i) approval of the Coniston Transactions by the shareholders of Misys, (ii) the sale of no fewer than 36 million shares of Allscripts common stock in the Secondary Offering, or 25 million shares if Allscripts’ stockholders approve the issuance of Allscripts common stock in connection with the Merger and Eclipsys stockholders adopt the Merger Agreement, at a price to the public of no less than $16.50 per share, and (iii) completion of the Share Repurchase, which is contingent upon completion of the financing contemplated by the Commitment Letter. Accordingly, if any of these conditions is not satisfied or waived, the Coniston Transactions will not be completed and, as a result, the Merger will not be completed. In addition, the Framework Agreement provides for certain termination rights for both Allscripts and Misys, including the right of either party to terminate the Framework Agreement if the closing of the Coniston Transactions has not been completed on or prior to December 9, 2010. If the Framework Agreement is terminated prior to the completion of the Coniston Transactions, the Merger will not be completed.

If the Merger is completed, the combined company will incur significant additional expenses in connection with the integration of the two businesses.

If the Merger is completed, the combined company expects to incur significant additional expenses in connection with the integration of the two businesses, including integrating personnel, geographically diverse operations, information technology systems, accounting systems, customers, and strategic partners of each company and implementing consistent standards, policies, and procedures, and may be subject to possibly material write downs in assets and charges to earnings, which are expected to include severance pay and other costs.

We will be subject to various uncertainties and contractual restrictions while the Merger is pending that could adversely affect our financial results.

Uncertainty about the effect of the Merger on employees, customers, potential customers, partners and suppliers may have an adverse effect on us. These uncertainties may impair our ability to attract, retain and motivate key personnel until the Merger is completed and for a period of time thereafter, and could cause existing customers, partners and suppliers and others that currently have business relationships with us to seek to change their business relationships with us. Additionally, these uncertainties could cause potential clients to defer decisions or purchases, or to seek products and services from our competitors.

Employee retention and recruitment may be particularly challenging prior to completion of the Merger, as employees and prospective employees may experience uncertainty about their future roles with the combined company.

The pursuit of the Merger and the preparation for the integration may place a significant burden on management and internal resources. Any significant diversion of management attention away from ongoing business and any difficulties encountered in the transition and integration process could affect our financial results.

In addition, the Merger Agreement restricts us, without Allscripts’ consent, from making certain acquisitions and dispositions and taking other specified actions related to the operation of our businesses while the Merger is pending. These restrictions may prevent us from pursuing attractive business opportunities and making other changes to our business prior to completion of the Merger or termination of the Merger Agreement.

Failure to complete the Merger could negatively impact our stock price and our future business and financial results.

If the Merger is not completed, our ongoing business may be adversely affected and we will be subject to several risks, including the following:

•

being required, under certain circumstances under the Merger Agreement, to pay a termination fee of approximately $17.7 million or $40 million to Allscripts or reimburse Allscripts’ out-of-pocket transaction expenses of up to $5 million depending on the timing and reasons for termination;

•	having to pay costs and expenses relating to the Merger and related transactions;

•	the attention of our management will have been diverted to the Merger instead of our operations and pursuit of other opportunities that could have been beneficial to us; and

•	customer perception may be negatively impacted which could affect our ability to compete for, or to win, new and renewal business in the marketplace.

Pending litigation could result in an injunction preventing completion of the Merger, the payment of damages if the Merger is completed and/or may adversely affect the combined company’s business, financial condition or results of operations following the Merger.

In connection with the Merger, purported stockholders of Eclipsys have filed putative stockholder class action lawsuits against Eclipsys and its directors, Allscripts and Arsenal Merger Corp. Among other remedies, the plaintiffs seek to enjoin the Merger. The outcome of any such litigation is inherently uncertain. Each company may incur substantial costs and expenses to defend against the lawsuit. If a dismissal is not granted or a settlement is not reached, these lawsuits could prevent or delay completion of the Merger. The outcome may adversely affect the combined company’s business, financial condition or results of operations. For additional information about these lawsuits, see Note K – Contingencies to the Unaudited Condensed Consolidated Financial Statements of this Quarterly report on Form 10-Q.

The combined company will have to develop and rely on its own resources and personnel to operate the business.

Allscripts is currently a party to a Shared Services Agreement with Misys pursuant to which Misys provides Allscripts with certain services and personnel to support its business. Upon the consummation of the Coniston Transactions, the Shared Services Agreement will be terminated and Allscripts will enter into a Transition Services Agreement with Misys pursuant to which Misys will continue to provide certain services and personnel to the combined company to support its business. Beginning approximately six months after the date of the Transition Services Agreement with respect to certain services, the services formerly provided by Misys will need to be continued by either Allscripts’ existing or new employees, which may require the combined company to devote time and resources to identifying, hiring and integrating individuals to perform the services formerly provided by Misys pursuant to the Transition Services Agreement.

The combined company’s common stock may be affected by factors different from those affecting the price of our common stock.

On completion of the Merger, holders of Eclipsys common stock will become Allscripts stockholders. Allscripts’ business is different from Eclipsys, and will change as a result of the Merger, and the results of operations of Allscripts after the Merger as well as the price of the combined company’s common stock may be affected by factors different than those factors affecting Eclipsys and Allscripts as independent stand-alone entities. The combined company will face additional risks and uncertainties not otherwise facing each independent company in the Merger.

If the Merger is completed, provisions of the combined company’s charter documents and Delaware law may delay or inhibit potential acquisition bids that stockholders may believe are desirable, and the market price of our common stock may be lower as a result.

If the Merger is completed, the combined company’s charter documents will provide that the board of directors will have the authority to issue up to 1 million shares of preferred stock. The board of directors will be able to fix the price, rights, preferences, privileges and restrictions of the preferred stock without any further vote or action by Allscripts’ stockholders, and the issuance of shares of preferred stock may discourage, delay or prevent a merger or acquisition of Allscripts.

In addition, the combined company’s charter documents will include an election to be governed by Section 203 of the Delaware General Corporation Law, which will prohibit Allscripts from engaging in any business combination with an interested stockholder for a period of three years from the date the person became an interested stockholder, unless certain conditions are met. These provisions will make it more difficult for stockholders or potential acquirers to acquire Allscripts without negotiation and may apply even if some of Allscripts’ stockholders consider the proposed transaction beneficial to them. These provisions could also limit the price that investors are willing to pay in the future for shares of Allscripts’ common stock.

The combined company’s charter documents will also contain provisions that may delay or inhibit potential acquisition bids, including provisions that:

•	Allscripts’ stockholders are not allowed to act by written consent; and

•	Allscripts’ stockholders are not allowed to call a special meeting of stockholders.

RISKS RELATED TO THE CONISTON TRANSACTIONS

The sale of Allscripts common stock by Misys could cause Allscripts’ common stock price to decline.

Allscripts has agreed to facilitate the sale of at least 36 million shares of its common stock held by one or more subsidiaries of Misys in connection with the transactions contemplated by the Framework Agreement, which requirement will be reduced to 25 million shares if Allscripts’ stockholders approve the issuance of Allscripts common stock in connection with the Merger and Eclipsys stockholders adopt the Merger Agreement. The number of shares to be offered by such subsidiaries of Misys will equal approximately 24.6% of Allscripts’ outstanding common stock at the time of such sale if they sell 36 million shares, or 17.1% if they sell 25 million shares. As a result of such offering, the market price for Allscripts’ common stock could decline and it may make it more difficult for Allscripts to sell equity securities at a time and at a price Allscripts deems appropriate. In addition, any shares of Allscripts’ common stock held by Misys and its subsidiaries after the completion of the Coniston Transactions may be sold following the expiration of the lock-up agreements entered into in connection with the Secondary Offering, which could result in further declines of the market price for Allscripts’ common stock. Under the Registration Rights Agreement between Allscripts, Misys and certain Misys subsidiaries, for as long as Misys owns at least 5% of the outstanding shares of Allscripts’ common stock, Misys may require Allscripts to file a registration statement under the federal securities laws registering the sale of all or a portion of the shares of Allscripts common stock owned by Misys that are not otherwise freely tradable, and Misys may, for a period of three years, participate in any registration statement proposed to be effected by Allscripts, subject to certain limitations.

The additional indebtedness incurred in connection with the transactions contemplated by the Framework Agreement will decrease business flexibility and increase borrowing costs.

In connection with the transactions contemplated by the Framework Agreement, Allscripts will increase its indebtedness by approximately $570 million, and will have indebtedness that will be substantially greater than Allscripts’ indebtedness prior to the closing of the transactions contemplated by the Framework Agreement. The covenants in such indebtedness and the increased indebtedness and higher debt-to-equity ratio in comparison to Allscripts’ debt-to-equity ratio on a recent historical basis could have the effect, among other things, of:

•

requiring a substantial portion of the combined company’s cash flow from operations to be used for payments on the combined company’s debt, reducing the availability of cash flow to fund working capital, capital expenditures and other general corporate purposes;

•	increasing vulnerability to adverse general economic and industry conditions;

•	limiting flexibility in planning for, or reacting to, changes in business and the industry;

•	placing the combined company at a competitive disadvantage compared to competitors that have less debt; and

•	limiting the ability to borrow additional funds on terms that are satisfactory or at all.

Newco (a Misys subsidiary holding Allscripts shares) may be liable for significant potential contingent tax liabilities arising out of the Coniston Transactions and certain related transactions, or out of prior activities of Newco unrelated to those transactions.

Newco might be subject to significant taxes, which are referred to as Transaction Taxes, arising out of the Coniston Transactions and certain related restructuring transactions, which are referred to collectively as the Misys Transactions. In particular, the Exchange or other Misys Transactions might result in recognition of the built-in gain inherent in Allscripts shares of common stock held by Newco, which is significant. At the time of the Exchange, Newco will hold approximately 61.3 million shares of Allscripts common stock. Pursuant to the Framework Agreement, Misys has agreed to indemnify Allscripts against any Transaction Taxes imposed on Newco, and Misys is required to provide a bank guarantee in the amount of $168 million, which is referred to as the PLR Bank Guarantee, to support that indemnification obligation.

Misys is seeking a letter ruling from the Internal Revenue Service, which is referred to as the IRS, which, if obtained, is expected to confirm that the Misys Transactions will not result in the recognition of the built-in gain inherent in Allscripts shares of common stock held by Newco, and may address other tax issues related to the Misys Transactions. If a favorable letter ruling is received, the PLR Bank Guarantee will be terminated. No assurances can be given that a favorable letter ruling will be received, as the IRS might decline to issue a favorable letter ruling. At the time of the closing of the Coniston Transactions it likely will not be known whether a favorable letter ruling will be issued. If a favorable letter ruling were not issued, in a subsequent IRS audit of the Misys Transactions the IRS might successfully assert that significant taxes, penalties and interest are payable by Newco. The amount of the PLR Bank Guarantee might be insufficient to fully cover Misys’ resulting indemnification obligation. Furthermore, although not expected, there could be circumstances in which the PLR Bank Guarantee would be reduced or terminated prior to the extinguishment of the resulting tax liabilities. The ability to rely on any favorable letter ruling depends on the accuracy and completeness of the information submitted to the IRS, which will be primarily determined by Misys. As a result, no assurances can be given that Allscripts’ ability to rely on a favorable letter ruling could not be challenged, in which case Allscripts would be required to rely on Misys’ indemnification obligation without the benefit of the PLR Bank Guarantee.

Additionally, while the letter ruling is expected to address the material tax issues related to the Misys Transactions, all issues may not be addressed.

KPMG LLP, Allscripts’ tax advisor, has delivered an opinion to Allscripts concluding, among other things, that, based on relevant representations and assumptions, the transactions contemplated by the Framework Agreement, including the Exchange and the other Misys Transactions, will not result in the recognition of the built-in gain inherent in Allscripts stock held by Newco. If the representations or assumptions on which such opinion is based are inaccurate or incomplete, the conclusions reached in the opinion may be incorrect. Furthermore, such opinion is not binding on the IRS or any court, and the IRS or the courts may not agree with the conclusions reached in the opinion. The opinion will not preclude the IRS from declining to issue a favorable letter ruling nor will it preclude the IRS from successfully asserting that significant taxes, penalties and interest are payable by Newco as a result of the Misys Transactions or otherwise.

Pursuant to the Framework Agreement, Misys has also agreed to indemnify Allscripts against any contingent tax liability of Newco other than Transaction Taxes, such as taxes imposed as a result of prior activities of Newco, which are referred to as Historic Taxes, and Misys is required to provide an additional bank guarantee in the amount of $45 million, which is referred to as the Historic Bank Guarantee, to support that indemnification obligation. The amount of the Historic Bank Guarantee might be insufficient to fully cover Historic Taxes that might be imposed. Furthermore, although not expected, there could be circumstances in which the Historic Bank Guarantee is reduced or terminated prior to the extinguishment of the resulting tax liabilities.

Misys also has agreed to indemnify Allscripts from taxes imposed on Allscripts as a result of the Exchange and from taxes imposed on Allscripts relating to certain withholding taxes, including any liability for failing to withhold certain taxes. Those indemnification obligations are not supported by any bank guarantees.

If Allscripts is unable to finance the repurchase of shares from Misys, the Merger will not be completed.

Allscripts intends to finance the transactions contemplated by the Framework Agreement with debt financing, existing cash balances and cash flow from operations. To this end, and to provide for ongoing working capital for general corporate purposes after the Merger, Allscripts has received commitments from JPMorgan Chase Bank, N.A., Barclays Bank PLC, UBS Loan Finance LLC and certain of their affiliates for a $570 million senior secured term loan facility and a $150 million senior secured revolving facility, each of which is expected to close upon the closing of the Coniston Transactions. The Commitment Letter includes customary conditions to funding, including the completion of definitive documentation, the absence of a material adverse change in Allscripts and its subsidiaries’ business, assets, liabilities (contingent or otherwise), financial condition or results of operations consistent with the definition in the Merger Agreement, the absence of material modification to the Framework Agreement and related documentation unless approved by the initial arrangers of the financing, the delivery of financial information and other customary closing deliveries, the receipt of corporate credit ratings from Moody’s and S&P, the perfection of liens, Allscripts’ solvency and the solvency of its subsidiaries after giving effect to the Coniston Transactions (other than the Merger) and a pro forma ratio of total indebtedness to EBITDA for Allscripts and its subsidiaries not in excess of 4.0 to 1.0 (giving effect to the Merger on a pro forma basis to the extent the Merger will close substantially simultaneously with the Coniston Transactions). If the financing described in the Commitment Letter is not available on the terms set forth in the Commitment Letter, other financing may not be available on acceptable terms, in a timely manner or at all. If other financing becomes necessary and Allscripts is unable to secure such additional financing, the Coniston Transactions will not be completed and, as a result, the Merger will not be completed.

RISKS RELATED TO ALLSCRIPTS’ BUSINESS

If physicians and hospitals do not accept Allscripts’ products and services, or delay in deciding whether to purchase its products and services, its business, financial condition and results of operations will be adversely affected.

Allscripts’ business model depends on its ability to sell its products and services. Acceptance of Allscripts’ products and services requires physicians and hospitals to adopt different behavior patterns and new methods of conducting business and exchanging information. Allscripts cannot provide assurance that physicians and hospitals will integrate its products and services into their workflow or that participants in the healthcare market will accept its products and services as a replacement for traditional methods of conducting healthcare transactions. Achieving market acceptance for Allscripts’ products and services will require substantial sales and marketing efforts and the expenditure of significant financial and other resources to create awareness and demand by participants in the healthcare industry. If Allscripts fails to achieve broad acceptance of their products and services by physicians, hospitals and other healthcare industry participants or if Allscripts fails to position its services as a preferred method for information management and healthcare delivery, Allscripts’ business, financial condition and results of operations will be adversely affected.

Allscripts may not see the benefits of government programs initiated to accelerate the adoption and utilization of health information technology and to counter the effects of the current economic situation.

While government programs initiated to improve the efficiency within the healthcare sector and counter the effects of the current economic situation include expenditures to stimulate business and accelerate the adoption and utilization of healthcare technology, Allscripts cannot provide assurance that it will receive any of those funds. For example, the passage of the HITECH Act under the ARRA authorizes approximately $30 billion in expenditures, including discretionary funding, to further adoption of electronic health records. Although Allscripts believes that its service offerings will meet the requirements of the HITECH Act in order for Allscripts clients to qualify for financial incentives for implementing and using Allscripts’ services, there can be no certainty that any of the planned financial incentives, if made, will be made in regard to Allscripts services. Allscripts also cannot predict the speed at which physicians will adopt electronic health record systems in response to such government incentives, whether physicians will select Allscripts’ products and services or whether physicians will implement an electronic health record system at all. Any delay in the purchase and implementation of electronic health records systems by physicians in response to government programs, or the failure of physicians to purchase an electronic health record system, could have an adverse effect on Allscripts’ business, financial condition and results of operations.

Allscripts’ failure to compete successfully could cause its revenue or market share to decline.

The market for Allscripts’ products and services is intensely competitive and is characterized by rapidly evolving technology and product standards, user needs and the frequent introduction of new products and services. Some of Allscripts’ competitors may be more established, benefit from greater name recognition and have substantially greater financial, technical and marketing resources than Allscripts. Moreover, Allscripts expects that competition will continue to increase as a result of consolidation in both the information technology and healthcare industries. If one or more of Allscripts’ competitors or potential competitors were to merge or partner with another of its competitors, the change in the competitive landscape could adversely affect Allscripts’ ability to compete effectively. Allscripts competes on the basis of several factors, including:

•	breadth and depth of services;

•	reputation;

•	reliability, accuracy and security;

•	client service;

•	price; and

•	industry expertise and experience.

Allscripts’ clinical solutions segment’s principal competitors include athenahealth Inc., Cerner Corporation, eClinicalWorks Inc., Epic Systems Corporation, Emdeon Business Services LLC, General Electric Company, Aprima Medical Software (formerly iMedica Corporation), McKesson Corporation, Quality Systems, Inc., Sage Software, Inc., The Trizetto Group, Inc., and Wellsoft Corporation.

Allscripts’ key competitors in the electronic data information source market include MedHost, Meditech, Picis and WellSoft. In the care management market, primary competitors include eDischarge, Maxsys Ltd., Meditech, Midas+ and ProviderLink.

There can be no assurance that Allscripts will be able to compete successfully against current and future competitors or that the competitive pressures that Allscripts faces will not materially adversely affect its business, financial condition and results of operations.

It is difficult to predict the sales cycle and implementation schedule for Allscripts’ software solutions.

The duration of the sales cycle and implementation schedule for Allscripts’ software solutions depends on a number of factors, including the nature and size of the potential customer and the extent of the commitment being made by the potential customer, which is difficult to predict. Allscripts’ sales and marketing efforts with respect to hospitals and large health organizations generally involve a lengthy sales cycle due to these organizations’ complex decision-making processes. Additionally, in light of increased government involvement in healthcare, and related changes in the operating environment for healthcare organizations, Allscripts’ current and potential customers may react by curtailing or deferring investments, including those for Allscripts’ services. If potential customers take longer than Allscripts expects to decide whether to purchase Allscripts’ solutions, Allscripts’ selling expenses could increase and Allscripts’ revenues could decrease, which could harm Allscripts’ business, financial condition and results of operations. If customers take longer than Allscripts expect to implement Allscripts’ solutions, Allscripts’ recognition of related revenue would be delayed, which would adversely affect Allscripts’ business, financial condition and results of operations.

Allscripts’ future success depends upon Allscripts’ ability to grow, and if Allscripts is unable to manage Allscripts’ growth effectively, Allscripts may incur unexpected expenses and be unable to meet Allscripts’ customers’ requirements.

Allscripts will need to expand its operations in order to successfully achieve market acceptance for its products and services. Allscripts cannot be certain that its systems, procedures, controls and existing space will be adequate to support expansion of its operations. Allscripts’ future operating results will depend on the ability of Allscripts’ officers and key employees to manage changing business conditions and to implement and improve Allscripts’ technical, administrative, financial control and reporting systems. Allscripts may not be able to expand and upgrade Allscripts’ systems and infrastructure to accommodate these increases. Difficulties in managing any future growth, including as a result of the Merger, could have a significant negative impact on Allscripts’ business, financial condition and results of operations because Allscripts may incur unexpected expenses and be unable to meet Allscripts’ customers’ requirements.

Competition for Allscripts’ employees is intense, and Allscripts may not be able to attract and retain the highly skilled employees it needs to support its business.

Allscripts’ ability to provide high-quality services to its clients depends in large part upon Allscripts’ employees’ experience and expertise. Allscripts must attract and retain highly qualified personnel with a deep understanding of the healthcare and health information technology industries. Allscripts competes with a number of companies for experienced personnel and many of these companies, including clients and competitors, have greater resources than Allscripts has and may be able to offer more attractive terms of employment. In addition, Allscripts invests significant time and expense in training its employees, which increases their value to clients and competitors who may seek to recruit them and increases the costs of replacing them. If Allscripts fails to retain its employees, the quality of Allscripts’ services could diminish and this could have a material adverse effect on Allscripts’ business, financial condition and results of operations.

If Allscripts loses the services of its key personnel, Allscripts may be unable to replace them, and its business, financial condition and results of operations could be adversely affected.

Allscripts’ success largely depends on the continued skills, experience, efforts and policies of Allscripts’ management and other key personnel and Allscripts’ ability to continue to attract, motivate and retain highly qualified employees. If one or more of Allscripts’ key employees leaves Allscripts’ employment, Allscripts will have to find a replacement with the combination of skills and attributes necessary to execute Allscripts’ strategy. Because competition for skilled employees is intense, and the process of finding qualified individuals can be lengthy and expensive, Allscripts believes that the loss of the services of key personnel could adversely affect Allscripts’ business, financial condition and results of operations. Allscripts cannot provide assurance that it will continue to retain such personnel. Allscripts does not maintain key man insurance for any of Allscripts’ key employees.

If Allscripts is unable to successfully introduce new products or services or fail to keep pace with advances in technology, Allscripts’ business, financial condition and results of operations will be adversely affected.

The successful implementation of Allscripts’ business model depends on Allscripts’ ability to adapt to evolving technologies and industry standards and introduce new products and services. Allscripts cannot provide assurance that Allscripts will be able to introduce new products on schedule, or at all, or that such products will achieve market acceptance. Moreover, competitors may develop competitive products that could adversely affect Allscripts’ results of operations. A failure by Allscripts to introduce planned products or other new products or to introduce these products on schedule could have an adverse effect on Allscripts’ business, financial condition and results of operations.

If Allscripts cannot adapt to changing technologies, Allscripts’ products and services may become obsolete, and its business could suffer. Because the health information technology market is characterized by rapid technological change, Allscripts may be unable to anticipate changes in Allscripts’ current and potential customers’ requirements that could make Allscripts’ existing technology obsolete. Allscripts’ success will depend, in part, on Allscripts’ ability to continue to enhance Allscripts’ existing products and services, develop new technology that addresses the increasingly sophisticated and varied needs of Allscripts’ prospective customers, license leading technologies and respond to technological advances and emerging industry standards and practices on a timely and cost-effective basis. The development of Allscripts’ proprietary technology entails significant technical and business risks. Allscripts may not be successful in using new technologies effectively or adapting Allscripts’ proprietary technology to evolving customer requirements or emerging industry standards, and, as a result, Allscripts’ business could suffer.

Allscripts’ business depends in part on and will continue to depend in part on Allscripts’ ability to establish and maintain additional strategic relationships.

To be successful, Allscripts must continue to maintain Allscripts’ existing strategic relationships and establish additional strategic relationships with leaders in a number of healthcare and health information technology industry segments. This is critical to Allscripts’ success because Allscripts believes that these relationships contribute towards Allscripts’ ability to:

•	extend the reach of Allscripts’ products and services to a larger number of physicians and hospitals and to other participants in the healthcare industry;

•	develop and deploy new products and services;

•	further enhance the Allscripts brand; and

•	generate additional revenue and cash flows.

Entering into strategic relationships is complicated because strategic partners may decide to compete with Allscripts in some or all of Allscripts’ markets. In addition, Allscripts may not be able to maintain or establish relationships with key participants in the healthcare industry if Allscripts conducts business with their competitors. Allscripts depends, in part, on Allscripts’ strategic partners’ ability to generate increased acceptance and use of Allscripts’ products and services. If Allscripts loses any of these strategic relationships or fails to establish additional relationships, or if Allscripts’ strategic relationships fail to benefit Allscripts as expected, Allscripts may not be able to execute its business plan, and Allscripts’ business, financial condition and results of operations may suffer.

Future acquisitions may result in potentially dilutive issuances of equity securities, the incurrence of indebtedness and increased amortization expense.

Future acquisitions may result in potentially dilutive issuances of equity securities. In addition, future acquisitions may result in the incurrence of debt, the assumption of known and unknown liabilities, the write off of software development costs and the amortization of expenses related to intangible assets, all of which could have an adverse effect on Allscripts’ business, financial condition and results of operations. Allscripts has taken, and, if an impairment occurs, could take, charges against earnings in connection with acquisitions.

If Allscripts’ products fail to perform properly due to errors or similar problems, Allscripts’ business could suffer.

Complex software, such as Allscripts, often contains defects or errors, some of which may remain undetected for a period of time. It is possible that such errors may be found after introduction of new software or enhancements to existing software. Allscripts continually introduces new solutions and enhancements to Allscripts’ solutions, and, despite testing by us, it is possible that errors might occur in Allscripts’ software. If Allscripts detects any errors before Allscripts introduces a solution, Allscripts might have to delay deployment for an extended period of time while Allscripts addresses the problem. If Allscripts does not discover software errors that affect Allscripts’ new or current solutions or enhancements until after they are deployed, Allscripts would need to provide enhancements to correct such errors. Errors in Allscripts’ software could result in:

•	harm to Allscripts’ reputation;

•	lost sales;

•	delays in commercial release;

•	product liability claims;

•	delays in or loss of market acceptance of Allscripts’ solutions;

•	license terminations or renegotiations; and

•	unexpected expenses and diversion of resources to remedy errors.

Furthermore, Allscripts’ customers might use Allscripts’ software together with products from other companies. As a result, when problems occur, it might be difficult to identify the source of the problem. Even when Allscripts’ software does not cause these problems, the existence of these errors might cause Allscripts to incur significant costs, divert the attention of Allscripts’ technical personnel from Allscripts’ solution development efforts, impact Allscripts’ reputation and cause significant customer relations problems.

Allscripts’ business depends on its intellectual property rights, and if Allscripts is unable to protect them, its competitive position may suffer.

Allscripts’ business plan is predicated on its proprietary systems and technology products. Accordingly, protecting Allscripts’ intellectual property rights is critical to its continued success and Allscripts’ ability to maintain Allscripts’ competitive position. Allscripts protects its proprietary rights through a combination of trademark, trade secret and copyright law, confidentiality agreements and technical measures. Allscripts generally does not have any patents on Allscripts’ technology. Allscripts generally enters into non-disclosure agreements with Allscripts’ employees and consultants and limits access to Allscripts’ trade secrets and technology. Allscripts cannot provide assurance that the steps it has taken will prevent misappropriation of Allscripts’ technology. Misappropriation of Allscripts’ intellectual property would have an adverse effect on Allscripts’ competitive position. In addition, Allscripts may have to engage in litigation in the future to enforce or protect its intellectual property rights or to defend against claims of invalidity, and Allscripts may incur substantial costs and the diversion of management’s time and attention as a result.

If Allscripts is deemed to infringe on the proprietary rights of third parties, Allscripts could incur unanticipated expense and be prevented from providing Allscripts’ products and services.

Allscripts is and may continue to be subject to intellectual property infringement claims as Allscripts’ applications’ functionality overlaps with competitive products. Allscripts does not believe that Allscripts has infringed or is infringing on any proprietary rights of third parties.

However, claims are occasionally asserted against Allscripts, and Allscripts cannot provide assurance that infringement claims will not be asserted against Allscripts in the future. Also, Allscripts cannot provide assurance that any such claims will be unsuccessful. Allscripts could incur substantial costs and diversion of management resources defending any infringement claims. Furthermore, a party making a claim against Allscripts could secure a judgment awarding substantial damages, as well as injunctive or other equitable relief that could effectively block Allscripts’ ability to provide products or services. In addition, Allscripts cannot provide assurance that licenses for any intellectual property of third parties that might be required for its products or services will be available on commercially reasonable terms, or at all.

If Allscripts’ content and service providers fail to perform adequately, or to comply with laws, regulations or contractual covenants, its reputation and business, financial condition and results of operations could be adversely affected.

Allscripts depends on independent content and service providers for communications and information services and for many of the benefits Allscripts provides through its software applications and services, including the maintenance of managed care pharmacy guidelines, drug interaction reviews, the routing of transaction data to third-party payers and the hosting of Allscripts’ applications. Allscripts’ ability to rely on these services could be impaired as a result of the failure of such providers to comply with applicable laws, regulations and contractual covenants, or as a result of events affecting such providers, such as power loss, telecommunication failures, software or hardware errors, computer viruses and similar disruptive problems, fire, flood and natural disasters. Any such failure or event could adversely affect Allscripts’ relationships with customers and damage Allscripts’ reputation. This would adversely affect Allscripts’ business, financial condition and results of operations. In addition, Allscripts may have no means of replacing content or services on a timely basis or at all if they are inadequate or in the event of a service interruption or failure.

Allscripts also relies on independent content providers for the majority of the clinical, educational and other healthcare information that Allscripts provides. In addition, Allscripts depends on its content providers to deliver high quality content from reliable sources and to continually upgrade their content in response to demand and evolving healthcare industry trends. If these parties fail to develop and maintain high quality, attractive content, the value of Allscripts’ brand and Allscripts’ business, financial condition and results of operations could be impaired.

Allscripts may be liable for use of content it provides.

Allscripts provides content for use by healthcare providers in treating patients. Third-party contractors provide Allscripts with most of this content. If this content is incorrect or incomplete, adverse consequences, including death, may occur and give rise to product liability and other claims against Allscripts. In addition, certain of Allscripts’ solutions provide applications that relate to patient clinical information, and a court or government agency may take the position that Allscripts’ delivery of health information directly, including through licensed practitioners, or delivery of information by a third-party site that a consumer accesses through Allscripts’ websites, exposes Allscripts to personal injury liability, or other liability for wrongful delivery or handling of healthcare services or erroneous health information. While Allscripts maintains product liability insurance coverage in an amount that Allscripts believes is sufficient for Allscripts’ business, Allscripts cannot provide assurance that this coverage will prove to be adequate or will continue to be available on acceptable terms, if at all. A claim brought against Allscripts that is uninsured or under-insured could harm Allscripts’ business, financial condition and results of operations. Even unsuccessful claims could result in substantial costs and diversion of management resources.

If Allscripts’ security is breached, it could be subject to liability, and customers could be deterred from using Allscripts’ services.

Allscripts’ business relies on electronic transmission of confidential patient and other information. Allscripts believes that any well-publicized compromise of Allscripts’ network security or a misappropriation of patient information or other data would adversely affect Allscripts’ reputation and would require Allscripts to devote significant financial and other resources to alleviate such problems. In addition, Allscripts’ existing or potential customers could be deterred from using Allscripts’ products and services, and Allscripts could be subject to possible liability and regulatory action. Allscripts could face financial loss, litigation and other liabilities to the extent that Allscripts’ activities or the activities of third-party contractors involve the storage and transmission of confidential information, such as patient records or credit information.

If Allscripts is unable to obtain additional financing for its future needs, its ability to respond to competitive pressures may be impaired and Allscripts’ business, financial condition and results of operations could be adversely affected.

Allscripts cannot be certain that additional financing will be available on favorable terms, or at all. If adequate financing is not available or is not available on acceptable terms, Allscripts’ ability to fund Allscripts’ expansion, take advantage of potential acquisition opportunities, develop or enhance services or products, or respond to competitive pressures would be significantly limited.

If Allscripts is forced to reduce its prices, its business, financial condition and results of operations could suffer.

Allscripts may be subject to pricing pressures with respect to Allscripts’ future sales arising from various sources, including practices of managed care organizations, and government action affecting reimbursement under Medicare, Medicaid and other government health programs. Allscripts’ customers and the other entities with which Allscripts has a business relationship are affected by changes in statutes, regulations and limitations in governmental spending for Medicare, Medicaid and other programs. Recent government actions and future legislative and administrative changes could limit government spending for the Medicare and Medicaid programs, limit payments to hospitals and other providers, increase emphasis on competition, impose price controls and create other programs that potentially could have an adverse effect on Allscripts’ customers and the other entities with which Allscripts has a business relationship. If Allscripts’

pricing experiences significant downward pressure, its business will be less profitable and Allscripts’ results of operations would be adversely affected. In addition, because cash from sales funds some of Allscripts’ working capital requirements, reduced profitability could require Allscripts to raise additional capital sooner than Allscripts would otherwise need.

If Allscripts incurs costs exceeding its insurance coverage in lawsuits pending against it or that are brought against it in the future, it could adversely affect Allscripts’ business, financial condition and results of operations.

Allscripts is a defendant in lawsuits arising in the ordinary course of business. In the event Allscripts is found liable in any lawsuits filed against it, and if Allscripts’ insurance coverage were not available or inadequate to satisfy these liabilities, it could have an adverse effect on Allscripts’ business, financial condition and results of operations.

Allscripts’ failure to license and integrate third-party technologies could harm its business.

Allscripts depends upon licenses for some of the technology used in its solutions from third-party vendors, and intends to continue licensing technologies from third parties. These technologies might not continue to be available to Allscripts on commercially reasonable terms or at all.

Most of these licenses can be renewed only by mutual consent and may be terminated if Allscripts breaches the terms of the license and fails to cure the breach within a specified period of time. Allscripts’ inability to obtain any of these licenses could delay development until equivalent technology can be identified, licensed and integrated, which would harm its business, financial condition and results of operations.

Most of Allscripts’ third-party licenses are non-exclusive and its competitors may obtain the right to use any of the technology covered by these licenses and use the technology to compete directly with Allscripts. Allscripts’ use of third-party technologies exposes Allscripts to increased risks, including, but not limited to, risks associated with the integration of new technology into its solutions, the diversion of its resources from development of its own proprietary technology and its inability to generate revenue from licensed technology sufficient to offset associated acquisition and maintenance costs. In addition, if Allscripts’ vendors choose to discontinue support of the licensed technology in the future or are unsuccessful in their continued research and development efforts, Allscripts might not be able to modify or adapt its own solutions.

If Allscripts fails to maintain and expand its business with its existing customers, or to effectively transition Allscripts’ customers to newer products, Allscripts’ business, financial condition and results of operations could be adversely affected.

Allscripts’ business model depends on the success of its efforts to sell additional products and services to Allscripts’ existing customers, including the sale of Allscripts’ electronic health record products to legacy Misys Healthcare Systems’ practice management customer base. Additionally, certain of Allscripts’ clinical solutions business unit customers initially purchase one or a limited number of Allscripts’ products and services. These customers might choose not to expand their use of, or purchase, additional modules. Also, as Allscripts deploys new applications and features for its existing solutions or introduce new solutions and services, its current customers could choose not to purchase these new offerings. If Allscripts fails to generate additional business from its current customers, Allscripts’ revenue could grow at a slower rate or even decrease.

In addition, the transition of Allscripts’ existing customers to current versions of its products presents certain risks, including the risk of data loss or corruption, or delays in completion. If such events occur, Allscripts’ client relationships and reputation could be damaged, which could adversely affect Allscripts’ business and results of operations.

Potential subsidy of services similar to that of Allscripts may reduce client demand.

Federal regulations have been changed to permit such subsidy from additional sources subject to certain limitations, and HITECH provides federal support for certain electronic medical record initiatives. To the extent that Allscripts does not qualify or participate in such subsidy programs, demand for Allscripts’ services may be reduced, which may decrease Allscripts’ revenues.

Allscripts relies on Misys for the provision of certain corporate services.

Pursuant to Allscripts’ Shared Services Agreement with Misys, as amended, Misys provides Allscripts with services including: (1) human resource functions such as administration, selection of benefit plans and designing employee survey and training programs, (2) management services, (3) procurement services such as travel arrangements, disaster recovery and vendor management, (4) research and development services such as software development, (5) access to information technology, telephony, facilities and other related services at Misys’ customer support center located in Manila, The Philippines; and (6) information system services such as planning, support and database administration. Prior to the closing of the 2008 Transactions, Allscripts did not rely on a third-party for such services. If Misys fails to provide these services as required under the Shared Services Agreement or if the Shared Services Agreement were terminated for any reason, Allscripts might incur significant costs to obtain replacement services.

HITECH is resulting in new business imperatives, and failure to provide Allscripts’ clients with health information technology systems that are “certified” under HITECH could result in breach of some client obligations and put Allscripts at a competitive disadvantage.

HITECH, which is a part of ARRA, provides financial incentives for hospitals and doctors that are “meaningful electronic health record users,” and mandates use of health information technology systems that are “certified” according to technical standards developed under the supervision of the Secretary of the Department of Health and Human Services. HITECH also imposes certain requirements upon governmental agencies to use, and requires healthcare providers, health plans, and insurers contracting with such agencies to use, systems that are certified according to such standards. HITECH can adversely affect Allscripts’ business in at least three ways. First, Allscripts has invested and continues to invest in conforming its applicable clinical software to these standards and further significant investment will be required as certification standards evolve. Second, recently signed customers and new client prospects are requiring Allscripts to agree that its software will be certified according to applicable HITECH technical standards so that, assuming clients properly use the electronic health record software and satisfy the “meaningful use” and other requirements of HITECH, they will qualify for available incentive payments. Allscripts plans to meet these requirements as part of Allscripts’ normal software maintenance obligations, and failure to comply could result in costly contract breach and jeopardize Allscripts’ relationships with clients who are relying upon Allscripts to provide certified software. Third, if for some reason Allscripts is not able to comply with these HITECH standards in a timely fashion after their issuance, Allscripts’ offerings will be at a severe competitive disadvantage in the market to the offerings of other electronic health record vendors who have complied.

Changes in interoperability standards applicable to Allscripts’ software could require Allscripts to incur substantial additional development costs.

Allscripts’ clients are concerned with and often require that its software solutions and healthcare devices be interoperable with other third-party HIT suppliers. Market forces or governmental/regulatory authorities could create software interoperability standards that would apply to Allscripts’ solutions, and if Allscripts’ software solutions and/or healthcare devices are not consistent with those standards, Allscripts could be forced to incur substantial additional development costs. The Certification Commission for Health Information Technology (CCHIT) has developed a comprehensive set of criteria for the functionality, interoperability and security of various software modules in the HIT industry. CCHIT, however, continues to modify and refine those standards. Achieving CCHIT certification is becoming a competitive requirement, resulting in increased software development and administrative expense to conform to these requirements. These standards and specifications, once finalized, will be subject to interpretation by the entities designated to certify such technology. Allscripts will incur increased development costs in delivering solutions if Allscripts needs to upgrade its software and healthcare devices to be in compliance with these varying and evolving standards, and delays may result in connection therewith. If Allscripts’ software solutions and healthcare devices are not consistent with these evolving standards,

Allscripts’ market position and sales could be impaired and Allscripts may have to invest significantly in changes to Allscripts’ software solutions and healthcare devices, although Allscripts does not expect such costs to be significant in relation to the overall development costs for its solutions.

Risks Related to Allscripts’ Industry

Allscripts is subject to a number of existing laws, regulations and industry initiatives, non-compliance with certain of which could materially adversely affect Allscripts’ operations or otherwise adversely affect Allscripts’ business, financial condition and results of operations, and Allscripts is susceptible to a changing regulatory environment.

As a participant in the healthcare industry, Allscripts’ operations and relationships, and those of Allscripts’ customers, are regulated by a number of federal, state and local governmental entities. The impact of this regulation on Allscripts is direct, to the extent Allscripts is subject to these laws and regulations, and is also indirect in that, in a number of situations, even though Allscripts may not be directly regulated by specific healthcare laws and regulations, Allscripts’ products must be capable of being used by Allscripts’ customers in a manner that complies with those laws and regulations. Inability of Allscripts’ customers to do so could affect the marketability of Allscripts’ products or Allscripts’ compliance with Allscripts’ customer contracts, or even expose Allscripts to direct liability on a theory that Allscripts had assisted its customers in a violation of healthcare laws or regulations. Because Allscripts’ business relationships with physicians are unique, and the healthcare technology industry as a whole is relatively young, the application of many state and federal regulations to Allscripts’ business operations and to Allscripts’ customers is uncertain. Indeed, there are federal and state fraud and abuse laws, including anti-kickback laws and limitations on physician referrals, and laws related to distribution and marketing, including off-label promotion of prescription drugs that may be directly or indirectly applicable to Allscripts’ operations and relationships or the business practices of Allscripts’ customers. It is possible that a review of Allscripts’ business practices or those of Allscripts’ customers by regulatory authorities could result in a determination that could adversely affect Allscripts. In addition, the healthcare regulatory environment may change in a way that restricts Allscripts’ existing operations or Allscripts’ growth. The healthcare industry is expected to continue to undergo significant changes for the foreseeable future, which could have an adverse effect on Allscripts’ business, financial condition and results of operations. Allscripts cannot predict the effect of possible future legislation and regulation.

Specific risks include, but are not limited to, risks relating to:

•

Patient Information. As part of the operation of Allscripts’ business, Allscripts’ customers provide to Allscripts patient-identifiable medical information related to the prescription drugs that they prescribe and other aspects of patient treatment. Government and industry legislation and rulemaking, especially the Health Insurance Portability and Accountability Act of 1996 (HIPAA), HITECH standards and requirements published by industry groups such as the Joint Commission on Accreditation of Healthcare Organizations, require the use of standard transactions, standard identifiers, security and other standards and requirements for the transmission of certain electronic health information. National standards and procedures under HIPAA include the “Standards for Electronic Transactions and Code Sets” (the Transaction Standards); the “Security Standards” (the Security Standards); and the “Standards for Privacy of Individually Identifiable Health Information” (the Privacy Standards). The Transaction Standards require the use of specified data coding, formatting and content in all specified “Health Care Transactions” conducted electronically. The Security Standards require the adoption of specified types of security for certain patient identifiable health information (called Protected Health Information). The Privacy Standards grant a number of rights to individuals as to their Protected Health Information and restrict the use and disclosure of Protected Health Information by Covered Entities, defined as “health plans,” “health care providers, “and “health care clearinghouses.” Allscripts has reviewed its activities and believe that Allscripts is a Covered Entity to the extent that Allscripts maintains a “group health plan” for the benefit of employees. Allscripts has taken steps Allscripts believes to be appropriate and required to bring its group health plan into compliance with HIPAA and HITECH. For Allscripts’ operating functions, Allscripts believes that it is a hybrid entity, with both covered and non-covered functions under HIPAA. The Payerpath portion of Allscripts’ business qualifies as a healthcare clearinghouse when it files electronic healthcare claims on behalf of healthcare providers that are subject to HIPAA and HITECH and Allscripts has instituted policies and procedures to comply with HIPAA and HITECH in that role. With respect to Allscripts’ other business functions, Allscripts does not believe it is a Covered Entity as a healthcare provider or as a healthcare clearinghouse; however, the definition of a healthcare clearinghouse is broad and Allscripts cannot offer any assurance that Allscripts could not be considered a healthcare clearinghouse under HIPAA or that, if Allscripts is determined to be a healthcare clearinghouse, the consequences would not be adverse to Allscripts’ business, financial condition and results of operations. In addition, certain provisions of the Privacy and Security Standards apply to third-parties that create, access, or receive Protected Health Information in order to perform a function or activity on behalf of a Covered Entity. Such third-parties are called “Business Associates.” Covered Entities must have a written “Business Associate Agreement” with such third parties, containing specified written satisfactory assurances, consistent with the Privacy and Security Standards and HITECH and its implementing regulations, that the third party will safeguard Protected Health Information that it creates or accesses and will fulfill other material obligations. Most of Allscripts’ customers are Covered Entities, and Allscripts functions in many of its relationships as a Business Associate of those customers. Allscripts would face liability under Allscripts’ Business Associate Agreements and HIPAA and HITECH if Allscripts does not comply with Allscripts’ Business Associate obligations and applicable provisions of the Privacy and Security Standards and HITECH and its implementing regulations. The penalties for a violation of HIPAA or HITECH are significant and could have an adverse impact upon Allscripts’ business, financial condition and results of operations, if such penalties ever were imposed. Additionally, Covered Entities that are providers are required to adopt a unique standard National Provider Identifier (NPI) for use in filing and processing healthcare claims and other transactions. Subject to the discussion set forth above, Allscripts believes that the principal effects of HIPAA are, first, to require that Allscripts’ systems be capable of being operated by Allscripts and Allscripts’ customers in a manner that is compliant with the various HIPAA standards and, second, to require Allscripts to enter into and comply with Business Associate Agreements with Allscripts’ Covered Entity customers. For most Covered Entities, the deadlines for compliance with the Privacy Standards and the Transaction Standards occurred in 2003. Covered Entities, with the exception of small health plans (as that term is defined by the Privacy Standards), were required to be in compliance with the Security Standards by April 20, 2005 and to use NPIs in standard transactions no later than the compliance dates, which was May 23, 2007, for all but small health plans, and May 23, 2008 for small health plans. Allscripts has policies and procedures that Allscripts believes comply with all federal and state confidentiality requirements for the handling of Protected Health Information that Allscripts receives and with Allscripts’ obligations under Business Associate Agreements. In particular, Allscripts believes that its systems and products are capable of being used by or for Allscripts’ customers in compliance with the Transaction Standards and Security Standards and are capable of being used by or for Allscripts’ customers in compliance with the NPI requirements. If, however, Allscripts does not follow those procedures and policies, or they are not sufficient to prevent the unauthorized disclosure of Protected Health Information, Allscripts could be subject to civil and/or criminal liability, fines and lawsuits, termination of Allscripts’ customer contracts or its operations could be shut down. Moreover, because all HIPAA Standards and HITECH implementing regulations and guidance are subject to change or interpretation, Allscripts cannot predict the full future impact of HIPAA or HITECH on Allscripts’ business and operations. In the event that the HIPAA or HITECH standards and compliance requirements change or are interpreted in a way that requires any material change to the way in which Allscripts does business, Allscripts’ business, financial condition and results of operations could be adversely affected. Additionally, certain state laws are not preempted by HIPAA and HITECH and may impose independent obligations upon Allscripts or its customers. Additional legislation governing the acquisition, storage and transmission or other dissemination of health record information and other personal information, including social security numbers, has been proposed at the state level. There can be no assurance that changes to state or federal laws will not materially restrict the ability of providers to submit information from patient records using Allscripts’ products and services.

•

Electronic Prescribing. The use of Allscripts’ software by physicians to perform a variety of functions, including electronic prescribing, electronic routing of prescriptions to pharmacies and dispensing, is governed by state and federal law, including fraud and abuse laws. States have differing prescription format requirements, which Allscripts has programmed into

Allscripts’ software. Many existing laws and regulations, when enacted, did not anticipate methods of e-commerce now being developed. While federal law and the laws of many states permit the electronic transmission of certain prescription orders, the laws of several states neither specifically permit nor specifically prohibit the practice. Restrictions exist, however, on the use of e-prescribing for controlled substances and certain other drugs. Given the rapid growth of electronic transactions in healthcare, and particularly the growth of the Internet, Allscripts expects the remaining states to directly address these areas with regulation in the near future. In addition, on November 7, 2005, the Department of Health and Human Services published its final “E-Prescribing and the Prescription Drug Program” regulations (E-Prescribing Regulations). These regulations are required by the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (MMA) and became effective beginning on January 1, 2006. The E-Prescribing Regulations consist of detailed standards and requirements, in addition to the HIPAA Standard discussed above, for prescription and other information transmitted electronically in connection with a drug benefit covered by the MMA’s Prescription Drug Benefit. These standards cover not only transactions between prescribers and dispensers for prescriptions but also electronic eligibility and benefits inquiries and drug formulary and benefit coverage information. The standards apply to prescription drug plans participating in the MMA’s Prescription Drug Benefit. Other rules governing e-prescribing apply to other areas of Medicare and to Medicaid. The Medicare Improvements for Patients and Providers Act of 2008 (MIPPA) authorized a new and separate incentive program for individual eligible professionals who are successful electronic prescribers as defined by MIPPA. This new incentive is separate from and is in addition to the quality reporting incentive program authorized by Division B of the Tax Relief and Health Care Act of 2006—Medicare Improvements and Extension Act of 2006 and known as the Physician Quality Reporting Initiative (PQRI). Eligible professionals do not need to participate in PQRI to participate in the E-Prescribing Incentive Program. For the 2009 e-prescribing reporting year, to be a successful e-prescriber and to receive an incentive payment, an individual eligible professional must report one e-prescribing measure in at least 50% of the cases in which the measure is reportable by the eligible professional during 2009. There is no sign-up or pre-registration to participate in the E-Prescribing Incentive Program. However, there are certain limitations for participation. To the extent that these new initiatives and regulations foster the accelerated adoption of e-prescribing, Allscripts’ business could benefit. But, as noted below, there is no assurance that these government-sponsored efforts will succeed in spurring greater adoption of e-prescribing. Moreover, regulations in this area impose certain requirements which can be burdensome and they are evolving and subject to change at any moment, meaning that any potential benefits may be reversed by a newly-promulgated regulation that adversely affects Allscripts’ business model. Aspects of Allscripts’ clinical products are affected by such regulation because of the need of Allscripts’ customers to comply, as discussed above. Compliance with these regulations could be burdensome, time-consuming and expensive. Allscripts also could become subject to future legislation and regulations concerning the development and marketing of healthcare software systems. For example, regulatory authorities such as the U.S. Department of Health and Human Services’ Center for Medicare and Medicaid Services may impose functionality standards with regard to electronic prescribing and electronic health record technologies. These could increase the cost and time necessary to market new services and could affect Allscripts in other respects not presently foreseeable.

•

Electronic Health Records. A number of important federal and state laws govern the use and content of electronic health record systems, including fraud and abuse laws that may affect the donation of such technology. As a company that provides electronic health record systems to a variety of providers of healthcare, Allscripts’ systems and services must be designed in a manner that facilitates Allscripts’ customers’ compliance with these laws. Because this is a topic of increasing state and federal regulation, Allscripts must continue to monitor legislative and regulatory developments that might affect Allscripts’ business practices as they relate to electronic health record systems. Allscripts cannot predict the content or effect of possible future regulation on Allscripts’ business practices. Also, Allscripts Enterprise EHR, Allscripts Professional EHR and Allscripts MyWay electronic health record are each certified by CCHIT as meeting CCHIT’s certification standards for functionality, interoperability and security. Allscripts’ failure to maintain CCHIT certification or otherwise meet industry standards would adversely impact Allscripts’ business.

•

Claims Transmission. Allscripts’ system electronically transmits claims for prescription medications dispensed by physicians to patients’ payers for immediate approval and reimbursement. Federal law provides that it is both a civil and a criminal violation for any person to submit, or cause to be submitted, a claim to any payer, including, without limitation, Medicare, Medicaid and all private health plans and managed care plans, seeking payment for any services or products that overbills or bills for items that have not been provided to the patient. Allscripts has in place policies and procedures that Allscripts believes assure that all claims that are transmitted by Allscripts’ system are accurate and complete, provided that the information given to Allscripts by its customers is also accurate and complete. If, however, Allscripts does not follow those procedures and policies, or they are not sufficient to prevent inaccurate claims from being submitted, Allscripts could be subject to liability. As discussed above, the HIPAA Transaction Standards and the HIPAA Security Standards also affect Allscripts’ claims transmission services, since those services must be structured and provided in a way that supports Allscripts’ customers’ HIPAA compliance obligations. Furthermore, to the extent that there is some type of security breach, it could have a material adverse effect on Allscripts’ business.

•

Medical Devices. Certain computer software products are regulated as medical devices under the Federal Food, Drug, and Cosmetic Act. The U.S. Food and Drug Administration (FDA) has issued a draft policy for the regulation of computer software products as medical devices. The draft policy is not binding on the industry or the FDA. To the extent that computer software is a medical device under the Federal Food, Drug and Cosmetic Act, Allscripts, as a manufacturer of such products, could be required, depending on the product, to register and list Allscripts’ products with the FDA; notify the FDA and demonstrate substantial equivalence to other products on the market before marketing such products; or obtain FDA approval by demonstrating safety and effectiveness before marketing a product. Depending on the intended use of a device, the FDA could require Allscripts to obtain extensive data from clinical studies to demonstrate safety or effectiveness or substantial equivalence. If the FDA requires this data, Allscripts could be required to obtain approval of an investigational device exemption before undertaking clinical trials. Clinical trials can take extended periods of time to complete. Allscripts cannot provide assurances that the FDA will approve or clear a device after the completion of such trials. In addition, these products would be subject to the Federal Food, Drug and Cosmetic Act’s general controls, including those relating to good manufacturing practices and adverse experience reporting. Allscripts expects that the FDA is likely to become increasingly active in regulating computer software intended for use in healthcare settings regardless of whether the draft policy is ever revised or finalized. The FDA can impose extensive requirements governing pre- and post-market conditions like approval, labeling and manufacturing. In addition, the FDA can impose extensive requirements governing product design controls and quality assurance processes. Failure to comply with FDA requirements can result in criminal and civil fines and penalties, product seizure, injunction, and civil monetary policies—each of which could have an adverse affect on Allscripts’ business.

•

Red Flag Rules. As of November 1, 2009, medical practices that act as “creditors” to their patients were required to comply with new Federal Trade Commission (FTC) rules promulgated under the Fair and Accurate Credit Transactions Act of 2003 that are aimed at reducing the risk of identity theft. These rules require creditors to adopt policies and procedures that identify patterns, practices, or activities that indicate possible identity theft (called “red flags”); detect those red flags; and respond appropriately to those red flags to prevent or mitigate any theft. The rules also require creditors to update their policies and procedures on a regular basis. Because most practices treat their patients without receiving full payment at the time of service, Allscripts’ clients are generally considered “creditors” for purposes of these rules and are required to comply with them. Although Allscripts is not directly subject to these rules—since Allscripts does not extend credit to customers—Allscripts does handle patient data that, if improperly disclosed, could be used in identity theft. On May 28, 2010, the FTC announced that it would delay enforcement of the Red Flag Rule until January 1, 2011.

Additionally, recently enacted public laws reforming the U.S. healthcare system may have an impact on Allscripts’ business. The Patient Protection and Affordable Care Act (H.R. 3590; Public Law 111-148) (“PPACA”) and The

Health Care and Education Reconciliation Act of 2010 (H.R. 4872) (the “Reconciliation Act”), which amends the PPACA (collectively the “Health Reform Laws”), were signed into law in March 2010. The Health Reform Laws contain various provisions which may impact Allscripts and its customers. Some of these provisions may have a positive impact, by expanding the use of electronic health records in certain federal programs, for example, while others, such as reductions in reimbursement for certain types of providers, may have a negative impact due to fewer available resources. Increases in fraud and abuse penalties may also adversely affect participants in the healthcare sector, including Allscripts.

Increased government involvement in healthcare could adversely affect Allscripts’ business.

U.S. healthcare system reform at both the federal and state level, could increase government involvement in healthcare, lower reimbursement rates and otherwise change the business environment of Allscripts’ customers and the other entities with which Allscripts has a business relationship. Allscripts cannot predict whether or when future healthcare reform initiatives at the federal or state level or other initiatives affecting Allscripts’ business will be proposed, enacted or implemented or what impact those initiatives may have on Allscripts’ business, financial condition or results of operations. Allscripts’ customers and the other entities with which Allscripts has a business relationship could react to these initiatives and the uncertainty surrounding these proposals by curtailing or deferring investments, including those for Allscripts’ products and services. Additionally, the government has signaled increased enforcement activity targeting healthcare fraud and abuse, which could adversely impact Allscripts’ business, either directly or indirectly. To the extent that Allscripts’ customers, most of whom are providers, may be affected by this increased enforcement environment, Allscripts’ business could correspondingly be affected. Additionally, government regulation could alter the clinical workflow of physicians, hospitals and other healthcare participants, thereby limiting the utility of Allscripts’ products and services to existing and potential customers and curtailing broad acceptance of Allscripts’ products and services. Further examples of government involvement could include requiring the standardization of technology relating to electronic health records, providing customers with incentives to adopt electronic health record solutions or developing a low-cost government sponsored electronic health record solution, such as VistA-Office electronic health record. Additionally, certain safe harbors to the federal Anti-Kickback Statute and corresponding exceptions to the federal Stark law may alter the competitive landscape. These safe harbors and exceptions are intended to accelerate the adoption of electronic prescription systems and electronic health records systems, and therefore provide new and attractive opportunities for Allscripts to work with hospitals and other donors who wish to provide Allscripts’ solutions to physicians. At the same time, such safe harbors and exceptions may result in increased competition from providers of acute electronic health record solutions, whose hospital customers may seek to donate their existing acute electronic health record solutions to physicians for use in ambulatory settings.

If the electronic healthcare information market fails to develop as quickly as expected, Allscripts’ business, financial condition and results of operations will be adversely affected.

The electronic healthcare information market is in the early stages of development and is rapidly evolving. A number of market entrants have introduced or developed products and services that are competitive with one or more components of the solutions Allscripts offer. Allscripts expects that additional companies will continue to enter this market, especially in response to recent government subsidies. In new and rapidly evolving industries, there is significant uncertainty and risk as to the demand for, and market acceptance of, recently introduced products and services. Because the markets for Allscripts’ products and services are new and evolving, Allscripts is not able to predict the size and growth rate of the markets with any certainty. Allscripts cannot provide assurance that markets for Allscripts’ products and services will develop or that, if they do, they will be strong and continue to grow at a sufficient pace. If markets fail to develop, develop more slowly than expected or become saturated with competitors, Allscripts’ business, financial condition and results of operations will be adversely affected.

Consolidation in the healthcare industry could adversely affect Allscripts’ business, financial condition and results of operations.

Many healthcare industry participants are consolidating to create integrated healthcare delivery systems with greater market power. As provider networks and managed care organizations consolidate, thus decreasing the number of market participants, competition to provide products and services like those of Allscripts will become more intense, and the importance of establishing relationships with key industry participants will become greater. These industry participants may try to use their market power to negotiate price reductions for Allscripts’ products and services. Further, consolidation of management and billing services through integrated delivery systems may decrease demand for its products. If Allscripts were forced to reduce its prices, Allscripts’ business would become less profitable unless Allscripts were able to achieve corresponding reductions in its expenses.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table sets forth information with respect to purchases by Eclipsys of its equity securities registered pursuant to Section 12 of the Exchange Act during the quarter ended June 30, 2010:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares of Common Stock Purchased	Average Price Paid Per Share of Common Stock	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares of Common Stock that May Yet Be Purchased Under the Plans or Programs
April 1-30, 2010	—	$—	—	—
May 1-31, 2010	—	—	—	—
June 1-30, 2010 (1)	8,634	18.98	—	—

Total	8,634	$18.98	—	—

(1)	These shares were tendered to the Company by employees holding common stock initially issued to them in the form of restricted stock awards in order to reimburse the Company for income tax deposits paid by the Company on their behalf in respect of taxable income resulting from scheduled vesting of restricted shares.

ITEM 6.	EXHIBITS

Exhibit			Incorporated by Reference
Number	Exhibit Description	Form	Exhibit	Filing Date

2.1	Agreement and Plan of Merger, dated June 9, 2010, by and among Allscripts-Misys Healthcare Solutions, Inc., Arsenal Merger Corp. and Eclipsys Corporation	8-K	2.1	June 9, 2010

3.1	Third Amended and Restated Certificate of Incorporation of the Registrant	10-Q	3.1	September 21, 1998

3.2	Amended and Restated Bylaws of the Registrant	8-K	3.1	May 19, 2009

4.1	Specimen certificate for shares of Common Stock	S-1	4.1	April 23, 1998

10.1	Framework Agreement, dated as of June 9, 2010, by and among Allscripts-Misys Healthcare Solutions, Inc. and Misys plc with Eclipsys Corporation as a third party beneficiary	8-K	10.1	June 9, 2010

10.2	Voting Agreement, dated as of June 9, 2010, by and among Allscripts-Misys Healthcare Solutions, Inc., Eclipsys Corporation and Misys plc	8-K	10.2	June 9, 2010

10.3	Voting Agreement, dated as of June 9, 2010, by and among Misys plc and ValueAct Capital Master Fund L.P., with Allscripts-Misys Healthcare Solutions, Inc. and Eclipsys Corporation as third party beneficiaries	8-K	10.3	June 9, 2010

10.4	Amendment to the Framework Agreement, dated as of July 26, 2010, by and among Allscripts-Misys Healthcare Solutions, Inc. and Misys plc, with Eclipsys Corporation as a third party beneficiary	8-K	10.4	June 27, 2010

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a)			Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a)			Filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350			Filed herewith

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350			Filed herewith

101.INS*	XBRL Instance Document		101.INS	Furnished herewith

101.SCH*	XBRL Taxonomy Extension Schema Document		101.SCH	Furnished herewith

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document		101.CAL	Furnished herewith

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document		101.DEF	Furnished herewith

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document		101.LAB	Furnished herewith

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document		101.PRE	Furnished herewith

* XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 5, 2010

ECLIPSYS CORPORATION
Registrant

/s/ Chris E. Perkins
Chris E. Perkins
Chief Financial Officer
(authorized officer and principal financial officer)